Form 10-Q
period 1995-02-28
SIRCO INTERNATIONAL CORP
filed 1995-04-17
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   ---------
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission file number 0-4465
                                                ------

                           Sirco International Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        New York                                        13-2511270
- --------------------------------                    ------------------
(State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization                   Identification No.)


              24 Richmond Hill Avenue, Stamford Connecticut    06901
      -------------------------------------------------------------------
         (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code   203-359-4100
                                                     ------------

               10 West 33rd Street, Suite 606, New York, NY 10001
          -----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          1,209,700 shares of Common Stock, par value $.10 per share, as of April 15, 1995.
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

              Sirco International Corp. and Subsidiaries Condensed
                          Consolidated Balance Sheets

                                                  Feb. 28, 1995    Nov. 30, 1994
                                                   (Unaudited)      (See Note)
                                                  ------------     ------------
Assets
Current assets:
 Cash and cash equivalents ...................    $    674,637     $    955,869
 Accounts receivable .........................       1,112,727        1,826,400
 Inventories .................................       6,012,962        5,213,120
 Prepaid expenses ............................         367,292          326,909
 Other current assets ........................         322,751          344,020
                                                  ------------     ------------
Total current assets .........................       8,490,369        8,666,318

Property and equipment at cost ...............       1,852,094        1,861,556
Less accumulated depreciation ................       1,119,380        1,088,524
                                                  ------------     ------------
Net property and equipment ...................         732,714          773,032
                                                  ------------     ------------

Other assets .................................         127,656          211,592
Investment in and advances
  to subsidiary ..............................         588,003          600,793
                                                  ------------     ------------
Total assets .................................    $  9,938,742     $ 10,251,735
                                                  ============     ============

              Sirco International Corp. and Subsidiaries Condensed
                          Consolidated Balance Sheets
                                  (continued)
                                                  Feb. 28, 1995    Nov. 30, 1994
                                                   (Unaudited)      (See Note)
                                                  ------------     ------------
Liabilities and stockholders' equity
Current liabilities:
 Loans payable to financial institutions .....    $  1,810,986     $  2,067,764
 Short-term loan payable to related party ....       2,139,069        1,743,235
 Current maturities of long-term debt ........         446,533          448,401
 Accounts payable ............................       2,414,357        1,981,945
 Accrued expenses ............................       1,009,057        1,062,692
                                                  ------------     ------------
Total current liabilities ....................       7,820,002        7,304,037

Long-term debt, less current maturities ......          27,853           49,651

Stockholders' equity:
 Common stock, $.10 par value;
 3,000,000 shares authorized,
 1,215,200 issued ............................         121,520          121,520
 Capital in excess of par value ..............       4,027,534        4,027,534
 Retained earnings (deficit) .................      (1,434,236)        (645,104)
 Treasury stock at cost ......................         (27,500)         (27,500)
 Accumulated foreign currency
  translation adjustment .....................        (596,431)        (578,403)
                                                  ------------     ------------
Total stockholders' equity ...................       2,090,887        2,898,047
                                                  ------------     ------------
Total liabilities and stockholders' equity ...    $  9,935,742     $ 10,251,735
                                                  ============     ============

See notes to the condensed consolidated financial statements

Note: The balance sheet at November 30, 1994 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principals.

                   Sirco International Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                    For the Three Months Ended
                                                  Feb. 28, 1995    Feb. 28, 1994
                                                  -------------    -------------
Net sales ....................................     $ 4,825,492      $ 4,716,057
Cost of goods sold ...........................       3,822,341        3,524,629
                                                   -----------      -----------
Gross profit .................................       1,003,151        1,191,428

Selling, warehouse, general and
  administrative expenses ....................       1,617,416        1,517,341
                                                   -----------      -----------
                                                      (614,265)        (325,913)

Interest expense .............................         220,506          143,665
Interest income ..............................         (21,685)         (45,041)
Miscellaneous income, net ....................         (23,954)         (29,110)
                                                   -----------      -----------
(Loss) before provision for income taxes .....        (789,132)        (395,427)

Provision for income taxes ...................               0                0
                                                   -----------      -----------
Net (loss) ...................................     ($  789,132)     ($  395,427)
                                                   ===========      ===========

Net(loss) per share of common
  stock-primary and fully diluted ............     ($     0.65)     ($     0.33)
                                                   ===========      ===========

Weighted average number of shares of
  common stock outstanding-primary
  and fully diluted ..........................       1,209,700        1,215,200
                                                   ===========      ===========

See notes to the condensed consolidated financial statements

                   Sirco International Corp. and subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      For the Three Months Ended
                                                    Feb. 28, 1995   Feb. 28, 1994
                                                    -------------   -------------
Cash flows from operating activities
Net loss .........................................   ($  789,132)   ($  395,427)
Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization .................        30,815         27,160
   Provision for losses (recoveries)
    in accounts receivable .......................        31,068        (13,770)
   Changes in operating assets and liabilities
    Accounts receivable ..........................       710,575        280,181
    Inventories ..................................      (802,349)      (559,335)
    Prepaid expenses .............................       (40,273)       (78,428)
    Other current assets .........................        21,254        (45,895)
    Other assets .................................        83,936        (11,898)
    Accounts payable .............................       429,573        417,579
    Accrued expenses .............................       (54,288)      (131,583)
                                                     -----------    -----------
Net cash used in operating activities ............      (378,821)      (511,416)
                                                     -----------    -----------
Cash flows from investing activities
Purchases of property, plant and equipment .......        (3,601)             0
                                                     -----------    -----------
Net cash used in investing activities ............        (3,601)             0
                                                     -----------    -----------
Cash flows from financing activities
Increase in loans payable to financial
  institutions and short-term loan payable to
  related party ..................................       131,412      1,108,209
Repayment of long-term debt ......................       (22,159)       (20,501)
                                                     -----------    -----------
Net cash provided by financing activities ........       109,253      1,087,708
                                                     -----------    -----------
Effect of exchange rate changes on cash ..........        (8,063)        (1,737)
                                                     -----------    -----------
(Decrease) increase in cash and cash equivalents .      (281,232)       574,555
Cash and cash equivalents at beginning of period .       955,869        702,916
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $   674,637    $ 1,277,471
                                                     ===========    ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest .....................................    $  179,137     $   161,080
   Income taxes .................................    $        0     $         0

See notes to the condensed consolidated financial statements

                           SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1994.


Note 2- Financing Arrangements

The Company has a bank credit agreement, which by its terms, terminates on July 31, 1995, providing for a revolving line of credit of up to $2,000,000. The agreement provides for the issuance of letters of credit in favor of the Company's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. This facility is secured by a certificate of deposit in the amount of approximately $540,000, and the personal guaranty of the Company's former Chairman. Borrowing under the facility amounted to approximately $1,761,000 at February 28, 1995.

On December 5, 1994, the Company received a short-term advance of $250,000 from a factor collateralized by the Company's inventory. At February 28, 1995, $50,000 was still outstanding. This advance was repaid in the first half of March 1995. Additionally, on March 29, 1995, the Company received a short-term advance of $650,000 from a factor collateralized by the Company's inventory. This advance is scheduled to be repaid by July 1995. Interest on these advances is payable at 2.5% per annum above the prime rate.

The Company's Canadian subsidiary has a line of credit agreement with a bank in the amount of approximately $395,000. Under this agreement, the bank provides a revolving loan to the Canadian subsidiary for purposes of purchasing inventory, with interest payable monthly at the Canadian prime rate. There was no borrowing under this facility at February 28, 1995. Substantially all the assets of the Canadian subsidiary have been pledged as security for this line of credit and a term loan. In addition, at February 28, 1995, the Canadian subsidiary had outstanding letters of credit totalling approximately $264,000.

The Company has an agreement with a factor pursuant to which the Company sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company based on invoice amounts. Interest on such advances is payable at 2.5% per annum above the prime rate. The Company also pays a factoring commission of 1% of the invoice amount subject to a minimum of $96,000 per annum.

In 1992, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro") to provide short-term financing for import purchases. Interest was payable at 7% per annum. Under the terms of this line of credit, Yashiro established letters of credit, on behalf of the Company, with a bank. Amounts borrowed under this line of credit were repayable either 50 or 90 days after the delivery of goods. In addition to interest, Yashiro was paid a handling fee of 3% of the cost of the goods. The liability at February 28, 1995 and 1994 was $2,139,000 and $1,455,000, respectively. During these same periods, interest and handling fees paid to Yashiro amounted to $67,000 and $69,000, respectively. On March 20, 1995, the Company entered into a new Letter of Credit Agreement with Yashiro. For a description of this Agreement see Note 3 - Subsequent Event below. This Letter of Credit Agreement replaces the facility described above.


Note 3 - Subsequent Event

On March 20, 1995, Yashiro and one of its affiliates and an officer of the Company and other investors entered into a Stock Purchase Agreement to purchase the Company's common stock owned by Yashiro and such affiliates. Concurrently, the Company negotiated an Asset Purchase Agreement for the sale of its Handbag Division, including inventory and related property and equipment, to an affiliate of Yashiro. In addition, pursuant to a Letter of Credit Agreement, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all inventory owned by the Company. Net sales, gross profit and net loss of the Company's Handbag Division for the quarter ended February 28, 1995, were approximately $1,047,000, $76,000 and $550,000, respectively. Net sales, gross profit and net loss of the Company's Handbag Division for the quarter ended February 28, 1994, were approximately $1,330,000, $270,000 and $272,000, respectively.

The sale of the  Company's  common  stock  owned by Yashiro  resulted in a stock
"ownership change" in accordance with Internal Revenue Code Section 382. Accordingly, as a result of such sale, the Company is subject to a further annual limitation on the utilization of net operating loss carryforwards for federal income tax purposes.


Item 2. Management's Analysis and Discussion Of
        Financial Condition and Results Of Operations


Three Months Ended February 28, 1995 vs February 28, 1994

Results of Operations

Net sales for the three months ended February 28, 1995, increased $109,000 to approximately $4,825,000 as compared to $4,716,000 reported in 1994. Gross profit declined approximately 16% to $1,003,000 from $1,191,000 reported in the first quarter of 1994, and the gross profit percentage decreased to 21% from 25% reported the year earlier. The decline in gross profit and the gross profit percentage from the first quarter in 1994, is attributable to an increase in allowances and reserves for future credits (approximately $300,000), and an increase in royalty expense (approximately $50,000), which the Company treats as sales credits.

Selling, warehouse, general and administrative expenses increased 6.6% or $100,000, to approximately $1,617,000 from approximately $1,517,000 reported in the first quarter of 1994. This increase is attributable to 1) higher factoring costs, 2) higher letter of credit fees and 3)increased bad debt expense.

During the first quarter of 1995, interest expense increased by approximately $76,000 over the same period in 1994. The higher interest expense was caused primarily by increases in interest rates and loans payable.


Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $674,000, and working capital of approximately $670,000 at February 28, 1995.

On March 20, 1995, Yashiro and one of its affiliates and an officer of the Company and certain other investors entered into an agreement to purchase the Company's common stock owned by Yashiro. Also, the Company negotiated an agreement for the sale of its Handbag Division, including inventory and related property and equipment, to an affiliate of Yashiro. Additionally, in accordance with the terms of a Letter of Credit Agreement, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all the inventory owned by the Company. The former Chairman (who is an officer of Yashiro) will continue to provide a personal guaranty of a $2,000,000 line of credit through its expiration on July 31, 1995. Currently, the Company is actively negotiating with several lenders to obtain alternative financing to replace this credit facility.

In addition, the Company has an agreement with a factor pursuant to which the Company sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company based on invoice amounts. On December 5, 1994, the Company received a short-term advance of $250,000 from a factor collateralized by its inventory. At February 28, 1995, $50,000 was still outstanding. This advance was repaid by March 15, 1995. Additionally, on March 29, 1995, the Company received a short- term advance of $650,000 from a factor collateralized by the Company's inventory. This advance is scheduled to be repaid by July 1995. Interest on advances is payable at 2.5% per annum above the prime rate.

Management believes that its cash and cash equivalents, lines of credit, factoring of accounts receivable and cash flows generated from operations will be sufficient to meet its liquidity and capital requirements.

There were approximately $4,000 in capital expenditures during the first three months of 1995. No significant expenditures for capital improvements are planned for the reminder of the year.

                           SIRCO INTERNATIONAL CORP.

                           PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

10.1 - Asset Purchase Agreement, dated as of March 20, 1995, between Sirco International Corp. (the "Company") and Bueno of California, Inc.
         (incorporated by reference to Exhibit 2(b) of the Company's Current Report on Form 8-K filed on April 4, 1995.)

10.2 - Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yashiro Company, Ltd. ("Yashiro, Ltd") (incorporated by reference to Exhibit F-1 of the Schedule 13D filed on April 4, 1995 by Joel Dupre, Pacific Million Enterprise Ltd., Joseph Takada, Cheng-Sen Wang and Albert H. Cheng with respect to the Company's Common Stock (the "Schedule 13D")).

10.3 - Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yashiro Co., Inc. ("Yashiro") (incorporated by reference to Exhibit F-2 of the Schedule 13D).

10.4 - Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yutaka Yamaguchi (incorporated by reference to Exhibit F-3 of the Schedule 13D).

10.5 - Non-Competition Agreement, dated as of March 20, 1995, between the Company and Takeshi Yamaguchi (incorporated by reference to Exhibit F-4 of the Schedule 13D).

10.6 - Exclusive Purchasing Agreement, dated as of March 20, 1995, between the Company and Yashiro (incorporated by reference to Exhibit G of the Schedule 13D).

10.7 - Letter of Credit Agreement, dated March 20, 1995, between the Company and Yashiro (incorporated by reference to Exhibit H of the schedule
         13D).

10.8 - Severance Agreement, dated as of March 20, 1995, between the Company and Takeshi Yamaguchi (incorporated by reference to Exhibit K of the Scheduled 13D).

27  -    Financial Data Schedule.

         (b)  Reports on Form 8-K

              (i) The Company filed a Current Report on Form 8-K on March 4, 1995 to report (1) the sale of an aggregate of 56.3% of the issued and outstanding capital stock of the Company by Yashiro and Yashiro Ltd. to Joel Dupre, Pacific Million Enterprise, Ltd., Cheng-Sen Wang and Albert H. Cheng and
(2) the sale of the Company's assets relating to its handbag division to Bueno of California, Inc. The Company intends to file the pro forma financial information required to be included in this Current Report on Form 8-K by amendment on or before June 5, 1995.

              (ii) The Company filed an additional Current Report on Form 8-K on March 4, 1995 to report the dismissal of Ernst & Young, LLP and the appointment of Nussbaum Yates and Wolpow, P.C. as the Company's independent auditors.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    Sirco International Corp.





April 12, 1995                      By: /s/ Joel/Dupre
- --------------                         -----------------------------
Date                                   Joel Dupre
                                        President and
                                        Chief Executive Officer



April 12, 1995                      By: /s/ Gandolfo J. Verra
- --------------                         -----------------------------
Date                                   Gandolfo J. Verra
                                        Secretary and Controller
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX

No.                    Description
- ---                    -----------
10.1 Asset Purchase Agreement, dated as of March 20, 1995, between Sirco International Corp. (the "Company") and Bueno of California, Inc. (incorporated by reference to Exhibit 2(b) of the Company's Current Report on Form 8-K filed on April 4, 1995.

10.2 Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yashiro Company, Ltd. ("Yashiro, Ltd") (incorporated by reference to Exhibit F-1 of the Schedule 13D filed on April 4, 1995 by Joel Dupre, Pacific Million Enterprise Ltd., Joseph Takada, Cheng-Sen Wang and Albert H. Cheng with respect to the Company's Common Stock (the "Schedule 13D")).

10.3 Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yashiro Co., Inc. ("Yashiro") (incorporated by reference to Exhibit F-2 of the Schedule 13D).

10.4 Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yutaka Yamaguchi (incorporated by reference to Exhibit F-3 of the Schedule 13D).

10.5 Non-Competition Agreement, dated as of March 20, 1995, between the Company and Takeshi Yamaguchi (incorporated by reference to Exhibit F-4 of the Schedule 13D).

10.6 Exclusive Purchasing Agreement, dated as of March 20, 1995, between the Company and Yashiro (incorporated by reference to Exhibit G of the Schedule 13D).

10.7 Letter of Credit Agreement, dated March 20, 1995, between the Company and Yashiro (incorporated by reference to Exhibit H of the Schedule
        13D).

10.8 Severance Agreement, dated as of March 20, 1995, between the Company and Takeshi Yamaguchi (incorporated by reference to Exhibit K of the Schedule 13D).

27      Financial Data Schedule.