Form 10-Q
period 1995-05-31
SIRCO INTERNATIONAL CORP
filed 1995-07-14
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ______________________

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                         Commission file number 0-4465

                           Sirco International Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                               13-2511270
- --------------------------------                             -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization                             Identification No.)


            24 Richmond Hill Avenue, Stamford Connecticut     06901
            ----------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

    Registrant's Telephone Number, Including Area Code      203-359-4100
                                                            ------------

            -------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,209,700 shares of Common Stock, par value $.10 per share, as of July 15, 1995.

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                   Sirco International Corp. and Subsidiaries
                             Condensed Consolidated
                                 Balance Sheets

                                                    May 31, 1995   Nov. 30, 1994
                                                    ------------   -------------
                                                     (Unaudited)    (See Note)
Assets
Current assets:
 Cash and cash equivalents                            $  628,229   $   955,869
 Accounts receivable                                   1,319,695     1,826,400
 Inventories                                           3,873,964     5,213,120
 Prepaid expenses                                        390,484       326,909
 Other current assets                                    326,992       344,020
Total current assets                                   6,539,364     8,666,318

Property and equipment at cost                         1,834,555     1,861,556
Less accumulated depreciation                          1,127,842     1,088,524
                                                      ----------   -----------
Net property and equipment                               706,713       773,032
                                                      ----------   -----------

Other assets                                             372,080       211,592
Investment in and advances to subsidiary                 562,840       600,793
                                                      ----------   -----------
Total assets                                          $8,180,997   $10,251,735
                                                      ==========   ===========

                   Sirco International Corp. and Subsidiaries
                             Condensed Consolidated
                                 Balance Sheets
                                  (Continued)

                                                    May 31, 1995   Nov. 30, 1994
                                                    ------------   -------------
                                                     (Unaudited)    (See Note)
Liabilities and stockholders' equity
Current liabilities:
 Loans payable to financial institutions              $1,514,189   $ 2,067,764
 Short-term loan payable to related party              1,537,608     1,743,235
 Current maturities of long-term debt                    486,441       448,401
 Accounts payable                                      1,874,808     1,981,945
 Accrued expenses                                      1,005,738     1,062,692
                                                      ----------   -----------
Total current liabilities                              6,418,784     7,304,037

Noncurrent liabilities
 Long-term debt, less current maturities                   6,080        49,651
 Other noncurrent accrued expenses                       300,000             0
                                                      ----------   -----------
Total noncurrent liabilities                             306,080        49,651

Stockholders' equity:
 Common stock, $.10 par value; 3,000,000 shares
 authorized, 1,215,200 issued                            121,520       121,520
 Capital in excess of par value                        4,027,534     4,027,534
 Retained earnings (deficit)                          (2,086,499)     (645,104)
 Treasury stock at cost                                  (27,500)      (27,500)
 Accumulated foreign currency translation adjustment    (578,922)     (578,403)
                                                      ----------   -----------
Total stockholders' equity                             1,456,133     2,898,047
                                                      ----------   -----------
Total liabilities and stockholders' equity            $8,180,997   $10,251,735
                                                      ==========   ===========

See notes to the condensed consolidated financial statements

Note: The balance sheet at November 30, 1994 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                   Sirco International Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                  For the six Months Ended         For the Three Months Ended
                                                                May 31, 1995     May 31, 1994     May 31, 1995     May 31, 1994
                                                                ------------     ------------     ------------     ------------
Net sales                                                       $ 10,106,586     $ 10,899,429     $  5,281,094     $  6,183,372
Cost of goods sold                                                 7,659,887        8,533,046        3,837,546        5,008,417
                                                                ------------     ------------     ------------     ------------
Gross profit                                                       2,446,699        2,366,383        1,443,548        1,174,955

Selling, warehouse, general and
  administrative expenses                                          3,094,663        3,438,553        1,477,247        1,921,212
Loss on sale of handbag division                                     423,716                0          423,716                0
                                                                ------------     ------------     ------------     ------------
                                                                   3,518,379        3,438,553        1,900,963        1,921,212
                                                                ------------     ------------     ------------     ------------
                                                                  (1,071,680)      (1,072,170)        (457,415)        (746,257)

Other (income) expense
Interest expense                                                     442,800          332,539          222,294          188,874
Interest income                                                      (45,009)         (81,299)         (23,324)         (36,258)
Miscellaneous income, net                                            (28,075)        (721,645)          (4,121)        (692,535)
                                                                ------------     ------------     ------------     ------------
                                                                     369,716         (470,405)         194,849         (539,919)
                                                                ------------     ------------     ------------     ------------
Net loss                                                          (1,441,396)        (601,765)        (652,264)        (206,338)

Net loss per share of common
  stock-primary and fully diluted                               ($      1.19)    ($      0.50)    ($      0.54)    ($      0.17)
                                                                ============     ============     ============     ============
Weighted average number of shares of
  common stock outstanding-primary
  and fully diluted                                                1,209,700        1,215,200        1,209,700        1,215,200
                                                                ============     ============     ============     ============

See notes to the condensed consolidated financial statements

                   Sirco International corp. and Subsidiaries
                Condensed Consolidated statements of Cash Flows
                                  (Unaudited)

                                                          For the Six Months Ended
                                                        May 31, l99S     May 31, 1994
                                                        ------------     ------------
Cash flows from operating activities
Net loss                                                ($1,441,396)     ($  601,765)
Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                             74,554           68,008
   Provision for losses in accounts receivable               26,054           24,266
   Gain on sale of property, plant and equipment            (35,234)               0
   Restrictive covenant                                       7,777                0
   Changes in operating assets and liabilities
    Accounts receivable                                     515,097          596,852
    Inventories                                           1,338,465         (379,527)
    Prepaid expenses                                        (63,575)         (17,871)
    Other current assets                                      7,511          183,824
    other assets                                           (131,122)         (58,096)
    Accounts payable                                       (110,203)       1,118,410
    Accrued expenses                                        (57,880)        (674,219)
                                                        -----------      -----------
Net cash provided by operating activities                   130,048          259,882
                                                        -----------      -----------
Cash flows from investing activities
Proceeds from sale of property, plant and equipment          35,234                0
Purchases of property, plant and equipment                   (8,996)         (62,312)
                                                        -----------      -----------
Net cash provided by (used in) investing activities          26,238          (62,312)
                                                        -----------      -----------
Cash flows from financing activities
Decrease in loans payable to financial
  institutions and short-term loan payable to
  related party                                            (732,211)         (64,273)
Other noncurrent accrued expenses                           300,000                0
Repayment of long-term debt                                 (44,185)         (30,008)
                                                        -----------      -----------
Net cash used by financing activities                      (476,396)         (94,281)
                                                        -----------      -----------
Effect of exchange rate changes on cash                      (7,530)          (7,456)
                                                        -----------      -----------
(Decrease) increase in cash and cash equivalents           (327,640)          95,833
Cash and cash equivalents at beginning of period            955,869          702,916
                                                        -----------      -----------
Cash and cash equivalents at end of period              $   628,229      $   798,749
                                                        ===========      ===========
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
   Interest                                             $   308,705      $   282,985
   Inoome taxes                                         $         0      $         0

See notes to the condensed consolidated financial statements

                           SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1994.


Note 2-Financing Arrangements

The Company has a bank credit agreement, which by its terms terminates on July 31, 1995, providing for a revolving line of credit of up to $2,000,000. The agreement provides for the issuance of letters of credit in favor of the Company's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. This facility is secured by a certificate of deposit in the amount of approximately $540,000, and the personal guaranty of the Company's former Chairman. Borrowing under the facility amounted to approximately $1,210,000 at May 31, 1995.

On March 29, 1995, the Company received a short-term advance of $650,000 from a factor collateralized by the Company's inventory. At May 31, 1995, $200,000 was still outstanding. In June 1995, the Company borrowed an additional $400,000 from the factor bringing the total indebtedness to $600,000. The Company expects to repay this advance by September 1995. Interest on these advances is payable at 2.5% per annum above the prime rate.

The Company's Canadian subsidiary has a line of credit agreement with a bank in the amount of approximately $395,000. Under this agreement, the bank provides a revolving loan to the Canadian subsidiary for purposes of purchasing inventory, with interest payable monthly at the Canadian prime rate. At May 31, 1995, approximately $104,000 was outstanding under this facility. Substantially all the assets of the Canadian subsidiary have been pledged as security for this line of credit and a term loan. In addition, at May 31, 1995, the Canadian subsidiary had outstanding letters of credit totalling approximately $89,000.

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

In 1992, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro") to provide short-term financing for import purchases. Interest was payable at 7% per annum. Under the terms of this line of credit, Yashiro established letters of credit, on behalf of the Company, with a bank. Amounts borrowed under this line of credit were repayable either 50 or 90 days after the delivery of goods. In addition to interest, Yashiro was paid a handling fee of 3% of the cost of the goods. On March 20, 1995, the Company entered into a new Letter of Credit Agreement with Yashiro. Pursuant to this Letter of Credit Agreement, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all inventory owned by the Company. Amounts borrowed under this line of credit are repayable 100 days after delivery of the goods. In addition to interest, Yashiro is paid a handling fee of 3% of the cost of the goods. The liability at May 31, 1995 and 1994 was $1,502,000 and $1,563,000,
respectively. During the six-month periods ending May 31, 1995 and 1994, interest and handling fees paid to Yashiro amounted to $23,000 and $137,000, respectively.

Item 2. Management's Analysis and Discussion of
        Financial Condition and Results of Operations


Three and Six Months Ended May 31, 1995 vs May 31, 1994

Results of Operations

Net sales for the second quarter and first half of 1995 were less than the comparable periods in 1994 by approximately $902,000 and $793,000, respectively. The reduction in net sales is directly attributable to the sale of the Company's Handbag Division in the second quarter of 1995. However, this reduction in Handbag sales, amounting to approximately $1,850,000 in the second quarter and approximately $2,134,000 in the first half, was partially offset by increases in sales of approximately $948,000 and $1,341,000, for the Company's remaining Luggage and Backpack Divisions and Canadian subsidiary. Gross profit for the second quarter and first half of 1995 increased approximately $269,000 and $90,000, respectively, over the comparable periods of the prior year and the gross profit margins increased from 19.0% for the three months ended May 31, 1994 and 21.6% for the six months ended May 31, 1994 to 27.3% and 24.2% for the three and six months ended May 31, 1995. The increase in gross profit is largely attributable to the sale of the Handbag Division, whose gross margins have been lower than the Company's remaining Luggage and Backpack Divisions due to the Handbag Division's policy of deeply discounting prices and offering allowances and markdowns on slow moving inventory.

Selling, warehouse and general and administrative expenses decreased during the second quarter and first half of 1995 by approximately $444,000 and $344,000 as compared to the same periods in 1994. This decrease in expenses is primarily attributable to the sale of the Company's Handbag Division as well as management's continued commitment to control all costs and expenses.

On March 20, 1995, Yashiro and one of its affiliates and an officer of the Comapny and certain other investors entered into an agreement to purchase the Company's common stock owned by Yashiro. Also, the Company sold its Handbag Division, including inventory and related property and equipment, to an affiliate of Yashiro. This sale resulted in a one-time loss to the Company of approximately $423,000.

Interest expense increased during the second quarter and first half of 1995 by approximately $33,000 and $101,000, respectively, from the comparable periods in 1994. This increase was primarily caused by increases in loans payable as well as an increase in interest rates.

Miscellaneous income decreased approximately $688,000 and $694,000 during the second quarter and first half of 1995 over the comparable periods in 1994. This decrease is largely attributable to a one-time reversal, booked in 1994, of an accrued expense related to a claim by a former tax-exempt bondholder in the amount of $620,000.


Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $628,000, and working capital of approximately $120,000 at May 31, 1995.

In accordance with the terms of the Letter of Credit Agreement,  as described in
Note 2 in Notes to Condensed Consolidated Financial Statements, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all the inventory owned by the Company. The former Chairman (who is an officer of Yashiro) will continue to provide a personal guaranty of a $2,000,000 line of credit through its expiration on July 31, 1995. At June 30, 1995, approximately $848,000 was outstanding under the line of credit. The Company expects to pay the line of credit in full out of its current working capital.

As described in Note 2 in Notes to Condensed Consolidated Financial Statements, the Company has an agreement with a factor pursuant to which the Company sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company based on invoice amounts. On March 29, 1995, the Company received a short-term advance of $650,000 from a factor collateralized by the Company's inventory. At May 31, 1995, $200,000 was still outstanding. In June 1995, the Company borrowed an additional $400,000 from the factor bringing the total indebtedness to $600,000. The Company expects to repay this advance by September 1995. Interest on advances is payable at 2.5% per annum above the prime rate.

The Company is negotiating with a commercial bank to provide a new line of credit to replace the Company's line of credit expiring on July 31, 1995. In addition, the Company is actively seeking alternative financing, primarily from asset based lenders, in the event the Company is unable to obtain a new line of credit from the bank. Although management believes the Company will be successful in obtaining financing, there can be no assurance that such financing will be available on commercially reasonable terms if at all. Failure to obtain such financing on commercially reasonable terms could have a material adverse effect on the long-term prospects of the Company. Based on the Company's current operations, however, management believes that the Company's cash and cash equivalents, factoring of accounts receivable and cash flows generated from operations will be sufficient to meet the Company's liquidity and capital requirements for the remainder of the fiscal year.

There were approximately $9,000 in capital expenditures during the first six months of 1995. No significant expenditures for capital improvements are planned or committed to for the reminder of the year.

                           SIRCO INTERNATIONAL CORP.


                           PART II-OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             27 -- Financial Data Schedule.


        (b)  Reports on Form 8-K

             (i) On April 12, 1995, the Company filed a Form 8-K/A amending its Current Report on Form 8-K filed with respect to events occurring on April 3, 1995 (the "April 8-K") to include a letter from the Company's former accountants, Ernst & Young, expressing their agreement with the contents of the April 8-K.

             (ii) On April 19, 1995, the Company filed a Form 8-K/A amending its Current Report on Form 8-K filed with respect to events occurring on March 20, 1995 (the "March 8-K") to include
                   Schedule 1.1(B) as part of the Asset Purchase Agreement, dated as of March 20, 1995, between the Company and Bueno of California, Inc. filed as Exhibit 2(b).

             (iii) On May 25, 1995,  the Company filed a Form 8-K/A amending the
                   March  8-K  to  include  pro  forma  consolidated   financial
                   statements giving effect to the sale of assets of the Company's Handbag Division as if it had occurred on November 30, 1994.

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                   Sirco International Corp.




July 13, 1995                                      By: /s/ Joel/Dupre
- -------------                                      -----------------------------
Date                                                   Joel Dupre
                                                       President and
                                                       Chief Executive Officer


July 13, 1995                                      By: /s/ Gandolfo J. Verra
- -------------                                      -----------------------------
Date                                                   Gandolfo J. Verra
                                                       Secretary and Controller
                                                      (Chief Accounting Officer)