Form 10-Q
period 1995-08-31
SIRCO INTERNATIONAL CORP
filed 1995-10-13
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ______________________

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                         Commission file number 0-4465

                           Sirco International Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                               13-2511270
--------------------------------                             -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization                             Identification No.)


            24 Richmond Hill Avenue, Stamford Connecticut     06901
            ----------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

    Registrant's Telephone Number, Including Area Code      203-359-4100
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,209,700 shares of Common Stock, par value $.10 per share, as of October 10, 1995.

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                   Sirco International Corp. and Subsidiaries
                             Condensed Consolidated
                                 Balance Sheets

                                                   Aug. 31, 1995   Nov. 30, 1994
                                                   -------------   -------------
                                                     (Unaudited)    (See Note)
Assets
Current assets:
 Cash and cash equivalents                            $   81,477   $   955,869
 Accounts receivable                                   2,125,171     1,826,400
 Inventories                                           3,182,971     5,213,120
 Prepaid expenses                                        372,152       326,909
 Other current assets                                    330,531       344,020
                                                      ----------   -----------
Total current assets                                   6,092,302     8,666,318

Property and equipment at cost                         1,780,771     1,861,556
Less accumulated depreciation                          1,094,674     1,088,524
                                                      ----------   -----------
Net property and equipment                               686,097       773,032
                                                      ----------   -----------

Other assets                                             324,463       211,592
Investment in and advances to subsidiary                 561,603       600,793
                                                      ----------   -----------
Total assets                                          $7,664,465   $10,251,735
                                                      ==========   ===========

                   Sirco International Corp. and Subsidiaries
                             Condensed Consolidated
                                 Balance Sheets
                                  (Continued)

                                                   Aug. 31, 1995   Nov. 30, 1994
                                                   -------------   -------------
                                                     (Unaudited)    (See Note)
Liabilities and stockholders' equity
Current liabilities:
 Loans payable to financial institutions              $  146,519   $ 2,067,764
 Short-term loan payable to related party                672,237     1,743,235
 Current maturities of long-term debt                    501,833       448,401
 Accounts payable                                      2,623,428     1,981,945
 Accrued expenses                                      1,534,910     1,062,692
                                                      ----------   -----------
Total current liabilities                              5,478,927     7,304,037

Noncurrent liabilities
 Long-term debt, less current maturities                       0        49,651
 Other noncurrent accrued expenses                       300,000             0
                                                      ----------   -----------
Total noncurrent liabilities                             300,000        49,651

Stockholders' equity:
 Common stock, $.10 par value; 3,000,000 shares
 authorized, 1,215,200 issued                            121,520       121,520
 Capital in excess of par value                        4,027,534     4,027,534
 Retained earnings (deficit)                          (1,676,377)     (645,104)
 Treasury stock at cost                                  (27,500)      (27,500)
 Accumulated foreign currency translation adjustment    (559,639)     (578,403)
                                                      ----------   -----------
Total stockholders' equity                             1,885,538     2,898,047
                                                      ----------   -----------
Total liabilities and stockholders' equity            $7,664,465   $10,251,735
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

                   Sirco International Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                 For the Nine Months Ended         For the Three Months Ended
                                                               Aug. 31, 1995    Aug. 31, 1994    Aug. 31, 1995    Aug. 31, 1994
                                                               -------------    -------------    -------------    -------------
Net sales                                                       $ 18,026,093     $ 20,020,705     $  7,919,507     $  9,121,276
Cost of goods sold                                                13,477,671       15,234,520        5,817,784        6,701,474
                                                                ------------     ------------     ------------     ------------
Gross profit                                                       4,548,422        4,786,185        2,101,723        2,419,802

Selling, warehouse, general and
  administrative expenses                                          4,692,426        5,503,002        1,597,763        2,064,449
Loss on sale of handbag division                                     425,163                0            1,447                0
                                                                ------------     ------------     ------------     ------------
                                                                   5,117,589        5,503,002        1,599,210        2,064,449
                                                                ------------     ------------     ------------     ------------
                                                                    (569,167)        (716,817)         502,513          355,353

Other (income) expense
Interest expense                                                     678,486          553,028          235,686          220,489
Interest income                                                      (91,335)        (103,657)         (46,326)         (22,358)
Miscellaneous income, net                                           (125,043)        (791,559)         (96,968)         (69,914)
                                                                ------------     ------------     ------------     ------------
                                                                     462,108         (342,188)          92,392          128,217
                                                                ------------     ------------     ------------     ------------
Net (loss) income                                                 (1,031,275)        (374,629)         410,121          227,136

Net (loss) income per share of common
  stock-primary and fully diluted                               ($      0.85)    ($      0.31)     $      0.34      $      0.19
                                                                ============     ============     ============     ============
Weighted average number of shares of
  common stock outstanding-primary
  and fully diluted                                                1,209,700        1,215,200        1,209,700        1,215,200
                                                                ============     ============     ============     ============

See notes to the condensed consolidated financial statements

                   Sirco International corp. and Subsidiaries
                Condensed Consolidated statements of Cash Flows
                                  (Unaudited)

                                                          For the Nine Months Ended
                                                        Aug. 31, l995    Aug. 31, 1994
                                                        -------------    -------------
Cash flows from operating activities
Net loss                                                ($1,031,275)     ($  374,629)
Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                            112,805           78,447
   Provision for losses in accounts receivable               76,470           29,147
   Gain on sale of property, plant and equipment            (36,681)               0
   Restrictive covenant                                      35,554                0
   Changes in operating assets and liabilities
    Accounts receivable                                    (276,100)          16,317
    Inventories                                           1,957,824          268,131
    Prepaid expenses                                        (33,341)          (4,426)
    Other current assets                                      3,972           64,556
    other assets                                            (73,689)        (12,950)
    Accounts payable                                        633,675          271,613
    Accrued expenses                                        467,476         (453,347)
                                                        -----------      -----------
Net cash provided by (used in) operating activities       1,836,690         (117,141)
                                                        -----------      -----------
Cash flows from investing activities
Proceeds from sale of property, plant and equipment          35,234                0
Purchases of property, plant and equipment                   24,236          (63,492)
                                                        -----------      -----------
Net cash provided by (used in) investing activities          10,998          (63,492)
                                                        -----------      -----------
Cash flows from financing activities
(Decrease) increase in loans payable to financial
  institutions and short-term loan payable to
  related party                                          (2,958,532)         313,279
Other noncurrent accrued expenses                           300,000                0
Repayment of long-term debt                                 (50,197)         (40,801)
                                                        -----------      -----------
Net cash (used in) provided by financing activities      (2,708,729)         272,478
                                                        -----------      -----------
Effect of exchange rate changes on cash                     (13,351)          25,861
                                                        -----------      -----------
(Decrease) increase in cash and cash equivalents           (874,392)         117,706
Cash and cash equivalents at beginning of period            955,869          702,916
                                                        -----------      -----------
Cash and cash equivalents at end of period              $    81,477      $   820,622
                                                        ===========      ===========
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
   Interest                                             $   501,382      $   547,440
   Inoome taxes                                         $         0      $         0

See notes to the condensed consolidated financial statements

                           SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1994.


Note 2-Financing Arrangements

The Company had a bank credit agreement, which by its terms terminated on July 31, 1995. The agreement provided for a revolving line of credit of up to $2,000,000 for the issuance of letters of credit in favor of the Company's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. This facility was secured by a certificate of deposit in the amount of approximately $540,000, and the personal guaranty of the Company's former Chairman. Borrowings under the facility were fully repaid on July 28, 1995.

The Company has an agreement with a factor pursuant to which the Company sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company based on invoice amounts. Interest on such advances is payable at 2.5% per annum above the prime rate. The Company also pays a factoring commission of 1% of each invoice amount, subject to a minimum of $96,000 per annum. From time to time, the Company also receives short-term advances from the factor collateralized by the Company's inventory. At August 31, 1995, approximately $80,000 in short-term advances was outstanding. The Company repaid this advance in September 1995. Interest on the advance was payable at 2.5% per annum above the prime rate.

In 1992, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro"), a former affiliate of the Company, to provide short-term financing for import purchases. Interest was payable at 7% per annum. Under the terms of this line of credit, Yashiro established letters of credit, on behalf of the Company, with a bank. Amounts borrowed under this line of credit were repayable either 50 or 90 days after the delivery of goods. In addition to interest, Yashiro was paid a handling fee of 3% of the cost of the goods. On March 20, 1995, the Company entered into a new Letter of Credit Agreement with Yashiro. Pursuant to this Letter of Credit Agreement, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all inventory owned by the Company. Amounts borrowed under this line of credit are repayable 100 days after delivery of the goods. In addition to interest, Yashiro is paid a handling fee of 3% of the cost of the goods. The amount owed to Yashiro under this line of credit at August 31, 1995 was approximately $637,000. During the nine-month periods ending August 31, 1995 and 1994, interest and handling fees paid to Yashiro amounted to approximately $153,000 and $186,000, respectively.

On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a bank that provided for a revolving loan in the amount of $525,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. At August 31, 1995, approximately $67,000 was outstanding under the revolving facility. The bank extended two term loans to the Canadian subsidiary, pursuant to the financing agreement, in the amounts of approximately $368,000 and $105,000, with interest payable monthly at 1.50% and 2.00%, respectively, above the Canadian prime rate. Substantially all the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loans. At August 31, 1995, the Canadian subsidiary had outstanding letters of credit totalling approximately $202,000.

Item 2. Management's Analysis and Discussion of
        Financial Condition and Results of Operations


Three and Nine Months Ended August 31, 1995 vs August 31, 1994

Results of Operations

Net sales for the third quarter and first nine months of fiscal 1995 were less than the comparable periods in fiscal 1994 by approximately $1,202,000 and $1,995,000, respectively. The reduction in net sales is directly attributable to the sale of the Company's Handbag Division on March 20, 1995. Handbag sales amounted to approximately $2,337,000 in the third quarter of fiscal 1994, approximately $5,898,000 in the first nine months of fiscal 1994, and approximately $1,446,000 from December 1, 1994 to March 20, 1995. This loss in handbag sales was partially offset by increases in sales for the Company's remaining Luggage and Backpack Divisions and Canadian subsidiary of approximately $1,135,000 and $2,457,000 for the third quarter and first nine months of fiscal 1995, respectively. Gross profit for the third quarter and first nine months of fiscal 1995 decreased approximately $318,000 and $238,000, respectively, over the comparable periods of the prior fiscal year. While the gross profit margins remained at 26.5% for the three-month periods ended August 31, 1995 and August 31, 1994, the gross profit margins increased for the nine months ended August 31, 1995 to 25.2% from 23.9% in the prior fiscal period.

Selling, warehouse and general and administrative expenses decreased during the third quarter and first nine months of fiscal 1995 by approximately $467,000 and $811,000 as compared to the corresponding periods in fiscal 1994. This decrease in expenses is primarily attributable to the sale of the Company's Handbag Division as well as management's continued commitment to control all costs and expenses.

On March 20, 1995, an officer of the Company and certain other investors entered into an agreement to purchase the Company's common stock owned by Yashiro and one of its affiliates. On such date, the Company also sold its Handbag Division, including inventory and related property and equipment, to an affiliate of Yashiro. This sale resulted in a one-time loss to the Company of approximately $425,000.

Interest expense increased during the third quarter and first nine months of fiscal 1995 by approximately $15,000 and $125,000, respectively, from the comparable periods in fiscal 1994. This increase was primarily caused by increases in loans payable.

Miscellaneous income increased approximately $27,000 during the third quarter of fiscal 1995 over the comparable period in fiscal 1994. However, for the first nine months of fiscal 1995 miscellaneous income decreased by approximately $667,000 over the comparable period in the prior fiscal year. This decrease is largely attributable to a one-time reversal, booked in fiscal 1994, of an accrued expense of $620,000 related to a potential claim by a former tax-exempt bondholder.


Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $81,000, and working capital of approximately $613,000 at August 31, 1995.

As described in Note 2 in Notes to Condensed Consolidated Financial Statements, the Company had a bank credit agreement, which by its terms terminated on July 31, 1995, that provided a revolving line of credit of up to $2,000,000. The agreement provided for the issuance of letters of credit in favor of the Company's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. This facility was secured by a certificate of deposit in the amount of approximately $540,000, and the personal guaranty of the Company's former Chairman. Borrowings under the facility were fully repaid on July 28, 1995.

In accordance with the terms of the Letter of Credit Agreement,  as described in
Note 2 in Notes to Condensed Consolidated Financial Statements, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all the inventory owned by the Company. The Company is current on all payments under this line of credit.

Also as described in Note 2 in Notes to Condensed Consolidated Financial Statements, the Company has an agreement with a factor pursuant to which the Company sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company based on invoice amounts. From time to time, the Company also receives short-term advances from the factor collateralized by the Company's inventory. At August 31, 1995, approximately $80,000 in short-term advances was outstanding. The Company repaid this advance in September 1995. Interest on the advance was payable at 2.5% per annum above the prime rate.

The Company is seeking a relationship with a commercial bank or factor to provide a new line of credit to replace the Company's line of credit that terminated on July 31, 1995. Although management believes the Company will be successful in obtaining financing, there can be no assurance that such financing will be available on commercially reasonable terms if at all. Failure to obtain such financing on commercially reasonable terms could have a material adverse effect on the long-term prospects of the Company. Based on the Company's current operations, however, management believes that the Company's cash and cash equivalents, factoring of accounts receivable and cash flows generated from operations will be sufficient to meet the Company's liquidity and capital requirements through the next twelve months.

There were approximately $24,000 in capital expenditures during the first nine months of 1995. No significant expenditures for capital improvements are planned or committed to for the next twelve months.

                           SIRCO INTERNATIONAL CORP.


                           PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The 1995 Annual Meeting of Shareholders of the Company (the "1995 Annual Meeting") was duly held on August 17, 1995.

         (b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement relating to the 1995 Annual Meeting (the "Proxy Statement"); and (iii) all of such nominees were duly elected.

         (c) Set forth below is a brief description of each other matter voted upon at the 1995 Annual Meeting and the number of affirmative votes and the number of negative votes cast:

                  (i) The approval and adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 3,000,000 to 10,000,000 shares and to authorize the issuance of 1,000,000 shares of Preferred Stock from time to time on terms to be determined by the Board of Directors. The information contained in the Proxy Statement at pages 6 through 7 under the heading "Proposal to Amend the Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 3,000,000 to 10,000,000 Shares and to Authorize 1,000,000 Shares of Preferred Stock" is incorporated by reference herein.

                                     Votes for ............... 772,808
                                     Votes against ...........  81,365
                                     Votes abstaining ........   3,800

                  (ii) The approval and adoption of an amendment to the Company's Certificate of Incorporation to limit the personal liability of directors to the Company and its shareholders. The information contained in the Proxy Statement at page 8 under the heading "Proposal to Amend the Certificate of Incorporation to Limit the Personal Liability of Directors" is incorporated by reference herein.


                                    Votes for ............. 1,061,159
                                    Votes against .........    28,065
                                    Votes abstaining ......     5,650

                  (iii) The approval of the 1995 Stock Option Plan of the Company. The information contained in the Proxy Statement at pages 8 through 10 under the heading "Proposal to Adopt the 1995 Stock Option Plan" is incorporated by reference herein.

                                    Votes for ............... 775,308
                                    Votes against ...........  81,265
                                    Votes abstaining ........   1,600

 (d)     Not applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3    --  Certificate of Amendment to the  Certificate of  Incorporation
                  of the Company filed with the Secretary of State of the State of New York on October 6, 1995.

         10.1 -- 1995 Stock Option Plan of the Company, incorporated by reference to Exhibit B of the Company's definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders held on August 17, 1995.

         10.2 -- Financing commitment dated June 22, 1995 by National Bank of Canada in favor of Sirco International (Canada) Limited.

         27   --  Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended August 31, 1995.

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                   Sirco International Corp.




October 13, 1995                                   By: /s/ Joel/Dupre
----------------                                   -----------------------------
Date                                                   Joel Dupre
                                                       President and
                                                       Chief Executive Officer


October 13, 1995                                   By: /s/ Gandolfo J. Verra
----------------                                   -----------------------------
Date                                                   Gandolfo J. Verra
                                                       Secretary and Controller
                                                      (Chief Accounting Officer)