Form 10-K/A
period 1994-11-30
SIRCO INTERNATIONAL CORP
filed 1995-12-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1994

                           Commission File No. 0-4465

                           SIRCO INTERNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                      13-2511270
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

24  Richmond Hill Avenue, Stamford, Connecticut                  06901
-----------------------------------------------                ----------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (203) 359-4100

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                         ---------------------
Common Stock, par value $.10                             None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]   No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 1, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,189,575.

         As of March 1, 1995, there were 1,209,700 shares outstanding of the Registrant's Common Stock.

                           SIRCO INTERNATIONAL CORP.

                                AMENDMENT NO. 1
                       TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994


         Sirco International Corp. (the "Registrant or the "Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended November 30, 1994, as set forth below:

         1. Item 1 is hereby amended by adding the following paragraph after the paragraph set forth under the caption "Suppliers":

         During the three fiscal years ended November 30, 1994, 1993 and 1992, substantial purchases were made from affiliates of the Registrant. During those years, the Registrant purchased in the aggregate approximately $9,000, $221,000 and $1,328,000 of handbags and accessories from Yashiro Co. Ltd. and Yashiro Co., Inc. (collectively, the "Yashiro Companies"), representing approximately
 .06%, 1.6% and 9.6%, respectively, of the Registrant's total purchases during those years. Yutaka Yamaguchi, the former Chairman of the Board of Directors of the Registrant, is the President and a Director of each of the Yashiro Companies. The Registrant purchased the handbags and accessories from Yashiro under the terms of a long-term Product Supply Agreement with Yashiro (the "Product Supply Agreement"), which agreement was terminated on March 20, 1995. The terms of the Product Supply Agreement permitted the Registrant to purchase goods from other suppliers. In addition, in fiscal years ended November 30,
1994,  1993  and  1992,  the  Registrant  purchased  approximately   $3,489,000,
$2,858,000 and $2,910,000, respectively, of handbags and accessories from Lucci Creations, Ltd., a Hong Kong manufacturer of handbags ("Lucci"), representing approximately 24%, 21% and 21%, respectively, of the Registrant's total purchases during those years. Forty five percent of Lucci is owned by the same individuals who own the Yashiro Companies. See Item 13. - Certain Relationships and Related Transactions.

         The Company sold its handbag division on March 20, 1995 (see "Recent Events"). As a result, the Company does not anticipate making any significant purchases in the future from either of the Yashiro Companies or Lucci. Other than the Product Supply Agreement (which agreement was terminated on March 20, 1995), the Registrant does not have any contractual arrangements with its suppliers. Substantially all of the Registrant's purchasing is conducted through the use of standard purchase orders, a substantial portion of which are supported by trade letters of credit.

         For the fiscal years ended November 30, 1994, 1993 and 1992, the Registrant's products were manufactured in the following countries:

                                1994      1993      1992
                              -------   -------    ------
Thailand                        5.71%     4.50%     0.10%

China                          79.57%    83.72%    80.70%

Taiwan                         14.66%    10.18%     9.60%

Japan                           0.06%     1.60%     9.60%
                              -------   -------    ------

Total                         100.00%   100.00%   100.00%
                              =======   =======   =======

         2. Item 1 is hereby further amended by deleting the paragraphs following the first paragraph set forth under the caption "Markets and Customers" and replacing them with the following paragraphs:

         During the fiscal years ended November 30, 1994, 1993 and 1992, sales to Target Stores represented approximately 22%, 20% and 13%, respectively, of net sales. No other customer accounted for more than 10% of net sales in any of the three fiscal years. The Registrant fills orders on the terms and conditions of standard purchase orders it receives from customers.

         The Registrant currently maintains showrooms in New York City and Toronto. The Registrant solicits business directly from its customers, using the services of both full-time sales persons and independent sales representatives. The independent sales representatives represent a number of manufacturers other than the Registrant, and are compensated on a commission basis, typically pursuant to the terms of a non-exclusive sales representative contract.

         The Registrant's sales are seasonal and are governed by the peak retail seasons of Christmas, "back-to-school"/fall and spring. As a result of retailers' shipping deadlines designed to meet these peak seasons, the Registrant's sales are higher in the third and fourth quarters than in the first and second quarters of the Registrant's fiscal year.

         The Registrant's percentage of sales by quarter for the fiscal years ended November 30, 1994, 1993 and 1992 by fiscal quarter are as follows:

                                        1994      1993     1992
                                       ------    ------   ------
First fiscal quarter                    17.1%     18.0%    22.0%

Second fiscal quarter                   22.4%     25.1%    24.8%

Third fiscal quarter                    33.0%     26.6%    25.6%

Fourth fiscal quarter                   27.5%     30.3%    27.3%
                                       ------    ------   ------

                                       100.0%    100.0%   100.0%
                                       ======    ======   ======

         3. Item 1 is hereby further amended by deleting the paragraph set forth under the caption "Employees" and replacing it with the following paragraph:

         At November 30, 1994, the Registrant employed 140 employees and had approximately 40 independent sales representatives. Primarily as a result of the disposition of Registrant's handbag division (see "Recent Events"), at September 15, 1995, the Registrant employed 90 employees and had approximately 28 independent sales representatives.

Recent Events

         During the fiscal year ended November 30, 1994, The Registrant experienced significant continued operating losses and reduced cash flow resulting primarily from the operation of its handbag division. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Year 1994 Compared to Fiscal Year 1993.

         On March 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 20, 1995, among Joel Dupre, Pacific Million Enterprise, Ltd., a Hong Kong corporation, Cheng-Sen Wang, Albert H. Cheng (collectively, the "Buyers") and the Yashiro Companies, the Buyers acquired from the Yashiro Companies an aggregate of 681,000 shares (the "Shares") of Common Stock (constituting at the time of such purchase approximately 56.04% of the outstanding shares of Common Stock of the Registrant) for a purchase price of $1,532,230. Concurrently with such change-of-control, the Registrant entered into an Asset Purchase Agreement with Bueno of California, Inc., a Delaware corporation ("Bueno") and an affiliate of the Yashiro Companies, pursuant to which the Registrant sold to Bueno all of the assets relating to the Registrant's handbag division for an aggregate purchase price of $1,785,665.55. For a more detailed description of these transactions, see the Registrant's Current Report on Form 8-K filed with respect to events occurring on March 20, 1995, which Report is incorporated herein by reference.

         4. Item 7 is hereby amended by deleting the first paragraph set forth under the caption "Fiscal Year 1994 Compared to Fiscal Year 1993" and replacing it with the following paragraphs:

         The reduction in gross profit was primarily attributable to the operations of the Registrant's handbag division. As a result of a decline in sales volume of the handbag division, the Registrant reduced the selling prices of its handbag products in order to reduce inventory, which resulted in reduced gross profit margins. In addition, the significant decline in net sales experienced by the Registrant's handbag division adversely impacted the Registrant's operating cash flow. In order to generate sufficient cash flow for operations, the Registrant reduced the selling prices of certain products in its luggage division, which resulted in lower gross profit margins.

         Other factors, to a lesser extent, also contributed to the decline in gross profit margins. During the fiscal year ended November 30, 1994, Lucci, one of the principal suppliers to the handbag division, experienced production problems, which delayed the Registrant's receipt of goods. As a result of the delay, the Registrant was unable timely to fill customer orders. In order to satisfy its customers, the Registrant substantially reduced the selling price of goods that were delivered late. Competitive pressures faced by the Registrant also resulted in the Registrant's reduction of its selling prices in an attempt to maintain market share and sales volume. Gross profit margins were also affected by additional reserves (approximately $440,000, largely for customer chargebacks and sales credits) established in the fourth quarter of the fiscal year ended November 30, 1994.

         5. Item 7 is hereby further amended by adding the following paragraph after the second paragraph set forth under the caption "Fiscal Year 1994 Compared to Fiscal Year 1993":

         During the fiscal year ended November 30, 1992, the Registrant sold to an unrelated third party certain real property for $1,300,000 in cash. The Registrant had retained certain rights under an easement relating to the real property (the "Easement") which it later sold to another unrelated third party. During the fourth quarter of the fiscal year ended November 30, 1994, the Registrant determined that substantial doubt existed as to its ability to collect a portion of the remaining amounts due from the sale of the Easement and, accordingly, established a reserve of $125,000 to provide for potential uncollectible amounts.

         6. Item 7 is hereby further amended by adding the following paragraph after the last paragraph set forth under the caption "Fiscal Year 1994 Compared to Fiscal Year 1993":

         During the fourth quarter of the fiscal year ended November 30, 1994, the Registrant incurred a net loss of $2,060,396, comprised as follows:

         Net sales                                                 $7,578,831
         Cost of goods sold                                         6,298,000
         Gross profit                                               1,280,831
         Selling, warehouse, general
          and administrative expenses                               3,395,286
         Interest expense                                             236,081
         Interest income                                               58,586
         Miscellaneous income                                         231,554
         Net loss                                                   2,060,396

         The gross profit and the related gross profit percentage of net sales were substantially lower in the fourth quarter than in the first three quarters of the fiscal year ended November 30, 1994, primarily due to the establishment of a $440,000 reserve for customer chargebacks and sales credits, as well as increases in mark-downs and advertising allowances of approximately $160,000. The mark-downs and advertising allowances principally related to the handbag division.

         Selling, warehouse, general and administrative expenses of the Registrant were substantially higher in the fourth quarter. Approximately $936,000 of non-recurring expenses in the fourth quarter resulted from: (1) the $125,000 reserve established for the Easement (see Note 10 of the Notes to the Financial Statements); (2) a $275,000 allowance to provide for potential uncollectible amounts due from the sale of a former subsidiary (see Note 12 of the Notes to the Consolidated Financial Statements); (3) write offs of approximately $170,000 related to the Hong Kong Subsidiary (see Note 11 of the Notes to the Consolidated Financial Statements); (4) a write off in the amount of $129,000 of receivables arising out of damage claims against suppliers deemed uncollectible (see Note 11 ($33,000) and Note 8 ($96,000) of the Notes to the Consolidated Financial Statements); (5) a write off of approximately $103,000 due from Messrs. Takeshi Yamaguchi and Yutaka Yamaguchi relating to indebtedness that was deemed uncollectible in the fourth quarter; and (6) $98,000 in other write offs.

         7. Item 7 is hereby further amended by deleting the paragraphs following the caption "Liquidity and Capital Resources" and adding the following paragraphs:

         During the fiscal year ended November 30, 1994, the Registrant's operating activities used approximately $441,000 of cash, as compared to fiscal 1993 when operating activities provided positive cash flow of approximately $1,129,000 and fiscal 1992 when operating activities provided positive cash flow of approximately $3,667,000. During the last three fiscal years, there has been a substantial negative trend in the Registrant's cash flow from operating activities, primarily resulting from net losses that were significantly higher in 1994 than in prior years. While cash and cash equivalents actually increased during fiscal 1994, principally as a result of financing activities, working capital of the Registrant declined by approximately $2,669,000 during fiscal 1994, leaving remaining working capital at approximately $1,362,000 at November 30, 1994.

         The Registrant believes that the reduction in its cash flow and its liquidity problems are attributable to the losses experienced by the Registrant's handbag division. The losses of the handbag division placed additional pressure on the Registrant's luggage division to generate cash flow, which required the luggage division to lower its prices, which resulted in lower profit margins.

         In March 1995, the Registrant sold all of the assets of its handbag division to Bueno. See Item 1. Business -- Recent Events. The Registrant believes that the disposition of the handbag division will enable the Registrant over time to regain profitability and restore positive operating cash flow. As a result of the disposition, the Registrant will no longer be required to maintain the large inventory positions required by the operations of the handbag division.

         As described in Note 2 of Notes to Consolidated Financial Statements, at November 30, 1994, the Registrant had a bank credit agreement, which by its terms terminated on July 31, 1995, that provided a revolving line of credit of up to $2,000,000. The agreement provided for the issuance of letters of credit in favor of the Registrant's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. This facility was secured by a certificate of deposit in the amount of approximately $540,000, and the personal guaranty of the Registrant's former Chairman. The facility was fully utilized at November 30, 1994.

         In connection with the change of control of the Registrant in March 1995, Yashiro and the Registrant entered into a Letter of Credit Agreement pursuant to which Yashiro has agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all of the inventory owned by the Registrant.

         At November 30, 1994, the Registrant's Canadian subsidiary had a line of credit agreement with a bank in the amount of approximately $395,000 (which amount was increased in June 1995 to $525,000). Under this agreement, the bank provides a revolving loan to the Canadian subsidiary for purposes of purchasing inventory, with interest payable monthly at the Canadian prime rate. Substantially all the assets of the Canadian subsidiary have been pledged as security for this line of credit and a term loan. There was no borrowing under this facility at November 30, 1994. However, at such date, the Canadian subsidiary had outstanding letters of credit totalling approximately $50,000.

         The Registrant has an agreement with a factor pursuant to which the Registrant sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Registrant based on invoice amounts. Interest on such advances is payable at 2.5% per annum above the prime rate. The Registrant also pays a factoring commission of 1% of each invoice amount, subject to a minimum of $96,000 per annum.

         The Registrant is seeking a relationship with a commercial bank or factor to provide a new line of credit to replace the Registrant's line of credit that terminated on July 31, 1995. Although management believes the Registrant will be successful in obtaining financing, there can be no assurance that such financing will be available on commercially reasonable terms if at all. Failure to obtain such financing on commercially reasonable terms could have a material adverse effect on the long-term prospects of the Registrant. Based on the Registrant's current operations, however, management believes that the Registrant's cash and cash equivalents, factoring of accounts receivable and cash flows generated from operations will be sufficient to meet the Registrant's liquidity and capital requirements for the fiscal year ended November 30, 1995.

         8. Item 10 is hereby amended by deleting it in its entirety and replacing it with the following:

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT

         The following table contains certain information regarding Directors and Executive Officers of the Registrant now serving, all of whom were elected at the Annual Meeting of Shareholders of the Company held on August 17, 1995. Except for Mr. Hellige and Mr. Riss, all such Directors and Executive Officers served at all times during fiscal year 1994.

                                                     Principal Occupation for Past 5
Name and Position                                    Years and Current Public
with the Company                         Age         Directorships or Trusteeships
-----------------                        ---         ------------------------------
Joel Dupre                               42          Director since 1990; Chairman of the Board and Chief
                                                     Executive Officer of the Registrant since March 1995;
                                                     Executive Vice President from November 1992 to March 1995
                                                     and a Vice President from 1989 to 1992

Ian Mitchell                             57          Director since 1988; President and Managing Director of
                                                     Sirco Leatherwares Ltd., a former subsidiary of the
                                                     Registrant since 1981

Eric Smith                               50          Director since 1988; Vice President-General Manager of West
                                                     Coast Distribution Center since 1983

Eric M. Hellige                          40          Director; Partner for more than five years of Pryor,
                                                     Cashman, Sherman & Flynn, counsel to the Company

Paul Riss                                39          Director; Chief Financial Officer of Sequins International
                                                     Inc., a manufacturer of sequined fabrics and trimmings,
                                                     since June 1992; Chief financial Officer, Treasurer and
                                                     Secretary of ComponentGuard Inc, an administrator of
                                                     extended warranty contracts, from August 1990 to June 1992

Douglas Turner                           56          Director since 1978; President of Sirco International
                                                     (Canada), Ltd., a subsidiary of the Registrant, for more
                                                     than five years

     The following table contains certain information regarding former Directors and Executive Officers of the Registrant who served at all times during the fiscal year ended November 30, 1994, and, except as otherwise indicated through March 20, 1995:

                                                     Principal Occupation for Past 5
Name and Position                                    Years and Current Public
with the Company                         Age         Directorships or Trusteeships
-----------------                        ---         ------------------------------
Takeshi Yamaguchi                        33          President of the Registrant from January 1995 to March 1995,
                                                     Executive Vice President/Chief Financial Officer from March
                                                     1992 to March 1995 and a Director of the Registrant from
                                                     1988 to January 1, 1995; Supervisor of the administrative
                                                     section of the export division of Yashiro Co., Osaka, Japan, a manufacturer of handbags and one of the Registrant's
                                                     primary suppliers for more than five years (Mr. Takeshi
                                                     Yamaguchi is the son of Mr. Yutaka Yamaguchi)

Yutaka Yamaguchi                         61          Chief Executive Officer and President from November 1992,
                                                     Chairman from 1990, and a Director from 1972; President from
                                                     1988 to 1990; For more than the past five years, President and Director of Yashiro Companies, Osaka, Japan,
                                                     manufacturers of handbags and one of the Registrant's
                                                     suppliers (Mr. Yutaka Yamaguchi is the father of
                                                     Mr. Takeshi Yamaguchi)

Neil Grundman                            61          Director since 1972; member of the law firm of Olshan
                                                     Grundman Frome & Rosenzweig, counsel to the Registrant, for more than five years

Tsuguya Saeki                            35          Director, Executive Vice President and Chief Financial
                                                     Officer of the Registrant from January 1995 to March 1995;
                                                     Vice President for operations from 1993 to January 1995;
                                                     Import Manager 1989.

                  The term of office of the Directors is one year, expiring on the date of the next annual meeting and thereafter until their respective successors shall have been elected and shall qualify, or until their death, resignation or removal.

         9. Item 11 is hereby amended by deleting the paragraphs set forth under the caption "Board of Directors Interlocks and Insider Participation in Compensation Decisions" and adding the following paragraph:

         The following former and present members of the Board of Directors were officers of the Registrant or a subsidiary of the Registrant during the fiscal year ended November 30, 1994: Joel Dupre, Eric Smith, Douglas Turner, Takeshi Yamaguchi, and Yutaka Yamaguchi. Such members participated in deliberations of the Registrant's Board of Directors concerning executive officer compensation during fiscal 1994.

         10. Item 13 is hereby amended by deleting it in its entirety and adding the following paragraphs:

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Joseph Takada, the beneficial owner of approximately 10.97% of the outstanding shares of Common Stock, is the Managing Director of Ideal Pacific Ltd, the Registrant's manufacturing agent in Hong Kong ("Ideal"). During the fiscal year ended November 30, 1994, the Registrant paid aggregate commissions of approximately $245,000 to Ideal. Mr. Wang, the beneficial owner of approximately 7.31% of the outstanding shares of Common Stock, is the Managing Director of Kao-Lien Industrial Co., Ltd., the Registrant's manufacturing agent in Taiwan ("Kao-Lien"). During the fiscal year ended November 30, 1994, the Registrant paid aggregate commissions of approximately $146,000 to Kao-Lien.

         Eric M. Hellige, a director of the Registrant, is a member of Pryor, Cashman, Sherman & Flynn, counsel to the Registrant ("Pryor, Cashman"). Pryor, Cashman did not render services to or receive any fees from the Registrant during the fiscal year ended November 30, 1994.

         Neil Grundman, a former director of the Registrant, is a member of Olshan, Grundman, Frome & Rosenzweig, former counsel to the Registrant ("Olshan"). Fees paid by the Registrant to Olshan during the fiscal year ended November 30, 1994 did not exceed 5% of Olshan's or the Registrant's revenues.

         For the year ended November 30, 1994, the Registrant purchased in the ordinary course of business approximately $9,000 of handbags and accessories from Yashiro Co., Inc. ("Yashiro"), Osaka, Japan, a manufacturer of handbags and accessories. Such purchases amounted to approximately .06% of purchases for the fiscal year ended November 30, 1994. Yutaka Yamaguchi, the former Chairman of the Board of Directors of the Registrant, is the President and a Director of Yashiro. The terms of the aforementioned purchase transactions were substantially equivalent to the terms of purchases by the Registrant from its other suppliers, and the price paid to Yashiro were not more than the prices paid by the Registrant to other suppliers providing equivalent goods. On August 18, 1988, the Registrant entered into a five-year (automatically renewable on a year-to-year basis) Product Supply Agreement with Yashiro that memorialized this ongoing relationship of Yashiro and the Registrant. The Product Supply Agreement provided that Yashiro would sell to the Registrant all of its requirements for merchandise at Yashiro's standard prices and permitted the Registrant to purchase merchandise from other sources if more favorable terms were offered or if necessary to meet the Registrant's requirements. The Product Supply Agreement terminated on March 20, 1995.

         Yashiro has made available to the Registrant a line of credit for financing trade letters of credit. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. At November 30, 1994, the Registrant owed Yashiro approximately $1,743,000, which amount related to letter-of-credit financings of approximately $1,664,000 bearing interest at 7% per annum. Amounts borrowed under the line of credit with Yashiro were repayable within 100 days after the delivery of the related goods. The Registrant paid Yashiro interest of approximately $55,000 during the fiscal year ended November 30, 1994. In addition to interest, Yashiro is paid a handling fee of 3% of the cost of the goods. Such handling fees amounted to approximately $255,000 during the fiscal year ended November 30, 1994. The Registrant is current in its obligations to Yashiro.

         The 7% interest rate paid to Yashiro is lower than the Registrant's borrowing rate of prime plus 1% at November 30, 1994 on borrowings under the former Shinhan Facility (as defined below). The handling fees paid to Yashiro of 3% are in excess of the .25% fee previously paid to Shinhan Bank for similar services, and the Registrant believes that other banks and unaffiliated third parties may provide handling fees and related services at amounts lower than 3%. The Registrant currently is seeking new financing arrangements. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

         During the fourth quarter of fiscal year 1994, the Registrant wrote off as uncollectible approximately $96,000 of indebtedness due from Yashiro. See
Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Fiscal Year 1994 Compared to Fiscal Year 1993.

         In 1993, the Registrant entered into a revolving bank credit agreement for up to $2,000,000 with Shinhan Bank (the "Shinhan Facility"). The Shinhan Facility expired on July 31, 1995, at which time all amounts became due and payable and were paid in full. The Shinhan Facility provided for the issuance of letters of credit in favor of the Registrant's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. Borrowings under the facility were repayable to Shinhan Bank within 180 days of shipment of the goods. Repayment of amounts due under the facility were secured by the personal guaranty of the Registrant's former Chairman, Mr. Yutaka Yamaguchi, and the Registrant's $500,000 certificate of deposit held by the bank as collateral. Mr. Yutaka Yamaguchi did not directly receive any compensation from the Registrant during the fiscal year ended November 30, 1994; however, Yashiro was paid a fee of $100,000 for all services provided to the Registrant by Mr. Yutaka Yamaguchi.

         For the fiscal year ended November 30, 1994, the Registrant also purchased in the ordinary course of business, $3,489,000 of handbags and accessories (representing approximately 24% of total purchases by the Registrant for such year) from Lucci. Forty-five percent of Lucci is owned by the same individuals who own Yashiro Co. Ltd. and Yashiro, including Yutaka Yamaguchi.

         The Registrant believes that all purchases from affiliated parties were
on  terms  and  at  prices   substantially   similar  to  those  available  from
unaffiliated third parties.

         11.  Item 14 is hereby amended by adding the following items:

(3.1) Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of New York on October 6, 1995.

(10.1) Employment Agreement, dated as of December 1, 1992, between the Company and Joel Dupre.

(10.2) Employment Agreement, dated as of September 1, 1992, between the Company and Gandolfo Verra.

(10.3) Sirco International Corp. 1995 Stock Option Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December 1995.
                                                     SIRCO INTERNATIONAL CORP.
                                                           (Registrant)

                                                     By: /s/ Joel Dupre
                                                        ------------------------
                                                        Joel Dupre, Chairman of
                                                         the Board and Chief
                                                         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                Title                              Date

/s/Joel Dupre
------------------
Joel Dupre                 Chairman of the Board              December 13, 1995
                           and Chief Executive Officer
                           (Principal Executive Officer)

/s/Gandolfo Verra
------------------
Gandolfo Verra            Controller and Assistant            December 13, 1995
                          Secretary (Principal
                          Financial Officer)

/s/Eric M. Hellige
------------------         Director                           December 13, 1995
Eric M. Hellige


/s/Paul Riss
------------------         Director                           December 13, 1995
Paul Riss


------------------         Director                           December   , 1995
Ian Mitchell


/s/ Eric Smith
------------------         Director                           December 13, 1995
Eric Smith


                           Director                           December   , 1995
--------------------
Douglas Turner