Form 10-K
period 1995-11-30
SIRCO INTERNATIONAL CORP
filed 1996-03-14
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended  November 30, 1995

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                           Commission File No. 0-4465

                            SIRCO INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                              13-2511270
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. employer
 of incorporation or organization)                          identification no.)

24 Richmond Hill Avenue, Stamford, Connecticut                   06901
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (203) 359-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. [   ]

         As of February 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,829,150.

         As of February 15, 1996, there were 1,309,700 shares outstanding of the Registrant's Common Stock.

                                     Part I

Item 1. - Business

         Sirco International Corp. (the "Company") designs, manufacturers and markets a broad line of soft luggage, sports bags, backpacks, children's bags, tote bags and related products. The Company's strategy is to produce a diverse line of high quality, fashionable products at competitive prices. The Company believes its ability to merchandise high quality products is facilitated by its creative design, manufacturing and sourcing capabilities. On March 20, 1995, the Company sold its handbag division, which manufactured and marketed a line of woman's handbags, to an entity controlled by the Company's former senior management. See "Recent Events."

         The Company sells its products under many trade names, including "Action Luggage," "Cross Trainer," "Sirco Kids" and "Mondo," all of which are registered. In addition, the Company sells its products under certain trademarked names licensed from others, including "Atlantic," "Dunlop," "Cherokee," "Generra," "Golds Gym" and "FILA." See "License Agreements." During its past fiscal year, the Company began designing and manufacturing soft luggage and sports bags on a contract basis for unaffiliated retailers.

         Virtually all of the Company's products are manufactured by foreign suppliers in accordance with the Company's design specifications. During the fiscal year ended November 30, 1995, approximately 94.13% of the Company's products were manufactured in The People's Republic of China. The primary markets for the Company's products are the United States and Canada. Reference is hereby made to Note 9 of the Notes to Consolidated Financial Statements for information with respect to the amount of net sales, net income (loss) and identifiable assets of the Company's foreign operations. The Company engages in only one line of business and does not consider such business to be divided into "industry segments."

         The Company was incorporated in New York in 1964.

Recent Events

         During the fiscal years ended November 30, 1995, 1994 and 1993, the Company experienced significant operating losses and reduced cash flow resulting primarily from the operation of its former handbag division. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On March 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 20, 1995, among Joel Dupre (the current Chairman of the Board and Chief Executive Officer of the Company), Pacific Million Enterprise, Ltd., a Hong Kong corporation, Cheng-Sen Wang and Albert H. Cheng (collectively, the "Buyers"), and Yashiro Company, Ltd. and Yashiro Co., Inc., corporations at that time controlled by Yutaka Yamaguchi, then the Chairman of the Board and Chief Executive Officer of the Company (collectively, the "Yashiro Companies"), the Buyers acquired from the Yashiro Companies an aggregate of 681,000 shares of Common Stock of the Company (constituting at the time of such purchase approximately 56.04% of the outstanding shares of Common Stock of the Company) for a purchase price of $1,532,230. Concurrently with such purchase, the Company entered into an Asset Purchase Agreement with Bueno of California, Inc., a Delaware corporation ("Bueno") and an affiliate of the Yashiro Companies, pursuant to which the Company sold to Bueno all of the assets relating to the Company's handbag division for an aggregate purchase price of $1,785,666. During the fiscal years ended November 30, 1995, 1994 and 1993, the Company's former handbag division had net sales of approximately $1,423,000, $9,182,000 and $9,805,000, respectively, which represented approximately 5.7%, 33.3% and 35.1%, respectively, of the Company's total net sales for those periods. See "Item 11. Executive Compensation -- Change in Control of the Company."

Markets and Customers

         The Company sells its products primarily to large national retail chain stores, including Target Stores, Sears Roebuck & Co., Inc., Kmart Corporation and Wal-Mart Stores, and to regional discount store chains, such as Shopko
Stores, Inc., Bradlees Inc. and Caldor Corp. The Company also sells to department stores and other specialty stores, including J.C. Penney Co. Inc., Liberty House Inc., Macy's Northeast, Inc. and Mervyn's, and apparel chain stores, such as TJ Maxx/Marshall's and Ross Stores, Inc. The Company also sells its products to sporting goods retailers, such as The Sports Authority and Sports Mart, and to warehouse clubs, such as Price Costco. The loss by the Company of several of these customers would have an adverse effect on the Company's profitability. However, the Company believes that these customers, if lost, could be partially, if not completely, replaced by others.

         During the fiscal years ended November 30, 1995, 1994 and 1993, sales to Target Stores represented approximately 25%, 22% and 20%, respectively, of net sales. No other customer accounted for more than 10% of net sales in any of such fiscal years.

         The Company currently maintains showrooms in New York City and Toronto. The Company solicits business directly from its customers, using the services of both full-time sales persons and independent sales representatives. The independent sales representatives represent a number of manufacturers or wholesalers other than the Company, and are compensated on a commission basis, typically pursuant to the terms of a non-exclusive sales representative contract. The Company fills orders on the terms and conditions of standard purchase orders it receives from customers.

         The Company's sales are seasonal and are governed by the peak retail seasons of Christmas, "back-to-school"/fall and spring. As a result of the shipping deadlines of retailers designed to meet these peak seasons, the Company's sales are higher in the third and fourth quarters than in the first and second quarters of the Company's fiscal year.

         The Company's percentage of sales by fiscal quarter for the fiscal years ended November 30, 1995, 1994 and 1993:

                                       1995      1994     1993
                                      ------    ------   -----

         First fiscal quarter          19.5%     17.1%    18.0%

         Second fiscal quarter         21.3      22.4     25.1

         Third fiscal quarter          31.9      33.0     26.6

         Fourth fiscal quarter         27.3      27.5     30.3
                                      -----     -----    -----

                                      100.0%    100.0%   100.0%
                                      =====     =====    =====

Design and Merchandising

         The Company's licensed and branded products feature dynamic and colorful new styles that use innovative graphics and product designs and are constructed of quality fabrics and other materials. In order to continue to provide high-quality designs for both its licensed and non-licensed products, the Company established a design development center employing creative and merchandising professionals who work with state-of-the-art resources. In addition, the Company actively solicits participation from key customers in the development of specific products.

         The Company's design and merchandising department, which includes five full-time employees and is based out of the Company's headquarters, emphasizes creativity and responsiveness to consumer preferences in the development of new products. The design and merchandising department, together with the Company's marketing personnel, evaluates the designs and fashion trends in the marketplace and applies these in its product development. The Company's design and marketing personnel frequently visit customers, suppliers and trade shows and conduct market research to identify developing consumer trends and new product ideas.

         The  Company's  existing  customer  base  continues to be a significant source of sales growth, and the Company remains committed to servicing their production and quality needs. Management believes that the Company's responsiveness to customer needs is widely recognized by retailers.

License Agreements

         The Company has licensing agreements with Airway Industries, Inc. (Atlantic), Dunlop Slazenger Corporation, The Generra Company, Cherokee Inc., FILA Sport S.p.A. ("FILA") and Gold's Gym International, Inc., and is in negotiations for license agreements with several other licensors of national reputation. Sales by the Company under trademarked names licensed from others accounted for approximately 65%, 49% and 53% of the Company's net sales during the fiscal years ended November 30, 1995, 1994 and 1993, respectively.

         The Company's licenses generally entitle the Company to use the names, symbols and logos of the licensors on a non-exclusive basis in the manufacture and sale of the Company's products. All of the Company's licenses call for a royalty to be paid to the licensor based on a percentage of net sales. Royalties vary by product and licensor and generally range from 5.0% to 7.5%. Minimum payments are applied against royalty fees either over the term of the contract or annually, depending on the contract. In addition, the licenses generally require payments by the Company to certain promotional programs sponsored by the licensor.

         The Company's license agreements generally have terms of three years. The terms of renewal options are negotiated and vary on a license-by-license basis. Historically, the Company's licenses have been renewed.

         In February 1996, the Company entered into an amendment to its license agreement with FILA, pursuant to which the Company has agreed to terminate its marketing and sales of products incorporating the "FILA" name or trademark on February 9, 1996, and to terminate shipping of any such products to customers on June 30, 1996, subject to certain retained rights to liquidate any remaining inventories over 60 days. During the two fiscal years ended November 30, 1995 and 1994, the Company's net sales of "FILA" products amounted to approximately $5,314,000 and $1,357,000, respectively, which represented approximately 21.6% and 4.9%, respectively, of the Company's total net sales for those periods. The Company did not have any sales of "FILA" products during the year ended November 30, 1993. The Company expects that, upon termination of its license with FILA, a significant portion of the net sales of "FILA" product that would have been realized by the Company during the remaining 13 months of the original term of the FILA license agreement will be replaced by sales of other licensed products, including products incorporating the recently-licensed "Gold's Gym" and "Generra" names, symbols and logos.

Trademarks

         The Company sell products under proprietary trade names and logos, including "Action Luggage," "Cross Trainer," "Mondo," and "Sirco Kids," all of which are registered in the United States. The Company considers its trademarks to be of considerable value to its business and intends to protect them to the fullest extent practicable. The Company takes all reasonable measures to assure that any product bearing a Company-owned trademark or logo reflects the consistency and quality associated with its licensed products.

Suppliers

         The Company's products are produced by various manufacturers in The People's Republic of China, Taiwan, Thailand and Viet Nam. Although the simultaneous loss of several of these manufacturers would temporarily adversely affect the Company's business, the Company is of the opinion that generally these manufacturers could be replaced by others. The Company's business could also be adversely affected by a disadvantageous change in the exchange rate of the dollar with certain foreign currencies, by changes in tariffs or import restrictions, as well as political and economic conditions in the countries from which it imports.

         During the fiscal years ended November 30, 1994 and 1993, certain purchases by the Company's former handbag division were made from affiliates of the Company. During those years, the Company purchased in the aggregate approximately $9,000 and $221,000 of handbags and accessories from Yashiro Co., Inc. ("Yashiro"), representing approximately 0.1% and 1.6%, respectively, of the Company's total purchases during those years. No such purchases were made during the fiscal year ended November 30, 1995. Yutaka Yamaguchi, the former Chairman of the Board and Chief Executive Officer of the Company, was, at the time of such purchases, the President and a Director of Yashiro. The Company purchased the handbags and accessories from Yashiro under the terms of a long-term Product Supply Agreement with Yashiro (the "Product Supply Agreement"), that was terminated on March 20, 1995. The terms of the Product Supply Agreement permitted the Company to purchase goods from other suppliers. In addition, during the fiscal years ended November 30, 1995, 1994 and 1993, the Company purchased approximately $734,000, $3,489,000 and $2,858,000, respectively, of handbags and accessories from Lucci Creations, Ltd., a manufacturer of handbags ("Lucci"), representing approximately 6.5%, 23.6% and 21.3%, respectively, of the Company's total purchases during those periods. At the time of such purchases, approximately 45% of Lucci was owned by the same individuals that owned the Yashiro Companies. See "Item 13. - Certain Relationships and Related Transactions."

         The Company sold its former handbag division on March 20, 1995 (see "Recent Events"). As a result, the Company does not anticipate making any significant purchases in the future from either of the Yashiro Companies or Lucci. The Company does not have any contractual arrangements with its suppliers. Substantially all of the Company's purchasing is conducted through the use of standard purchase orders, a substantial portion of which are supported by trade letters of credit.

         For the fiscal years ended November 30, 1995, 1994 and 1993, the Company's products were manufactured in the following countries:

                                        1995      1994      1993
                                        ----      ----      ----

                  China                94.13%    79.57%    83.72%

                  Taiwan                4.39     14.66     10.18

                  Thailand              1.24      5.71      4.50

                  Viet Nam              0.24        --        --

                  Japan                   --      0.06      1.60
                                      ------    ------    ------

                  Total               100.00%   100.00%   100.00%
                                      ======    ======    ======

Competition

         The Company experiences substantial competition in most of its product categories from a number of well established domestic and foreign distributors, some of which have greater financial resources than the Company. The Company believes the principal competitive factors affecting its business are styling, pricing and distribution. Increased competition by existing and future competitors could result in reductions in sales or prices of the Company's products that could materially adversely affect the Company's profitability. In addition, a substantial portion of the Company's products are sold under non-exclusive licensing agreements. Although the Company has been successful in obtaining and renewing such licenses, there can be no assurance that existing competitors will not obtain competing licenses in the future or that additional large, well-financed companies will not enter the licensed luggage, sport bag or backpack business. Because the Company imports its manufactured goods from overseas suppliers, delivery to its customers is dependent upon the timing of overseas manufacturing and shipping schedules, which may put the Company at a competitive disadvantage to domestic manufacturers.

Employees

         At November 30, 1995, the Company employed 99 employees, of which 89 were employed on a full-time basis and 10 were employed on a part-time basis, and had approximately 32 independent sales representatives. At such date, approximately 16 of the Company's employees were employed in the Company's executive offices in Stamford, Connecticut, approximately 75 were employed in the Company's warehouse in La Mirada, California, one was employed in the Company's showroom facility in New York, New York, and approximately seven were employed in the Company's Canadian showroom and warehouse facilities in Ontario, Canada. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees is good.

Item 2. - Properties

         The following table sets forth pertinent facts concerning the Company's material properties at February 15, 1996, all of which are owned or leased by either the Company or one of its subsidiaries:

Property Owned:

           Location                                     Use                              Approximate Square Feet
------------------------------------ ------------------------------------------- -----------------------------------------
1321 Blundell Rd.                    Showroom, Office, Warehouse                    35,000 (Lease out 7,500)
Mississauga
Ontario, Canada
L4Y 1M6

Properties Leased:
                                                                               Approximate            Lease              Annual
    Location                                Use                                Square Feet           Expires            Rent (2)
----------------------                ----------------------                   -----------           -------            --------
366 Fifth Avenue                      Showroom                                      3,340              (1)              $ 83,500
New York, NY 10010
24 Richmond Hill Road                 Executive Offices                             5,900            9/14/00            $ 84,000
Stamford, CT 06901
16000 Heron Avenue                    Warehouse, Offices                       116,000(3)            3/31/00            $375,000
La Mirada, CA 90638

-----------------
(1) The lease expires 10 years and six months following the date of substantial completion of the build out of these premises, which date by the terms of the lease must be no later than April 18, 1996.

(2) The Company is required to pay its proportionate share of any increase during the term of the lease in real estate taxes and expenses of maintaining the premises computed on the basis of the percentage of the total square footage of the premises occupied by the Company.

(3) Approximately 38,000 square feet of warehouse and office space has been subleased to Bueno through the end of the lease term at a rental rate of $10,000 per month.


         The Company estimates that its owned and leased space is fully utilized for the purposes set forth in the table above under the caption "Use," and believes that its properties are suitable and adequate for the business of the Company.

Item 3. - Legal Proceedings

         The Company is not involved in any pending legal proceeding other than non-material ordinary routine litigation incidental to its business.


Item 4. - Submission of Matters To A Vote of Security Holders

         Not applicable.

                                     Part II

Item 5. - Market for the Company's Common
          Equity and Related Stockholder Matters

         The Common Stock, $.10 par value (the "Common Stock"), of the Company is traded in the over-the-counter market and is quoted on the NASDAQ inter-dealer automated quotations system. The high and low bid quotations for each quarterly period of the Company's last two fiscal years are listed below:

                                                      High              Low
                                                     -----             -----
                  Fiscal 1995
                     1st quarter                     2 3/4             2 1/4
                     2nd quarter                     2 1/4             1 1/2
                     3rd quarter                     2                 1 1/4
                     4th quarter                     2 1/2             1 1/2

                  Fiscal 1994
                     1st quarter                     2 3/4             2 3/4
                     2nd quarter                     3                 2 3/4
                     3rd quarter                     2 3/4             2 3/4
                     4th quarter                     2 3/4             2 3/4

(The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.)

         As of February 15, 1996, there were 212 holders of record of the Common Stock.

         The Company has not declared any cash dividends during the past fiscal year with respect to the Common Stock. The declaration by the Company of any cash dividends in the future will depend upon the determination of the Company's Board of Directors as to whether, in light of the Company's earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so.

Item 6. - Selected Financial Data

         The following selected financial information has been taken from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report.

                                                               Fiscal Years Ended November 30,
                                                     --------------------------------------------------
                                                      1995          1994           1993          1992          1991
                                                     -------       -------        -------       -------        -------
                                                           (In thousands, except per share amounts)
Earnings Statement:

Net Sales....................................        $24,812       $27,600        $27,954       $30,551        $33,339

Gross Profit.................................          6,130         6,067          6,620         8,736          8,903

(Loss) Income Before
   Provision For Income Taxes
   and Extraordinary Items...................          (996)       (2,435)          (948)             3          (832)

Net (Loss) Income............................       $  (996)      $(2,435)       $  (964)       $    63       $  (841)

Per Share of Common Stock
(Loss) Income................................          (.82)        (2.01)          (.79)           .05          (.69)

Cash Dividends...............................             --            --             --            --             --

Balance Sheet:

Working Capital..............................        $ 1,142       $ 1,362        $ 4,031       $ 4,684        $ 5,574

Property, Plant, Equipment...................            650           773            832           990          1,280

Total Assets.................................         10,003        10,252         11,929        14,255         18,266

Long-term Debt (Less Current
   Maturities)...............................            590            50            506           557            454

Stockholders' Equity.........................          1,897         2,898          5,374         6,362          6,422

Item 7. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Fiscal Year 1995 Compared to Fiscal Year 1994

     Net sales for fiscal year 1995 decreased by approximately $2,787,000 to approximately $24,812,000 as compared to approximately $27,600,000 reported in fiscal 1994. The reduction in net sales is primarily attributable to the sale of the Company's handbag division on March 20, 1995, which division accounted for net sales of approximately $9,182,000 in fiscal 1994 as compared to approximately $1,423,000 through the date of its sale in fiscal 1995. This $7,759,000 decrease in fiscal year 1995 net sales was partially offset by increases in net sales for the Company's luggage and backpack divisions, which increased by approximately $2,871,000, and by increases in the Company's Canadian sales, which increased by approximately $2,263,000.

     Although the Company's net sales were lower in fiscal 1995 as compared to fiscal 1994, the Company's overall gross profit in fiscal 1995 increased by $63,000, and the Company's gross profit percentage improved from 22.0% in fiscal 1994 to 24.7% in fiscal 1995. The ability of the Company to increase its gross profit percentage and increase its overall gross profit is primarily attributed to the increased sales of the Company's luggage and backpack divisions and the Company's Canadian subsidiary, which have higher gross margins than the sales of the former handbag division.

         After extensive negotiations with FILA Sport S.P.A. ("FILA"), the Company and FILA entered into an agreement in February 1996 pursuant to which the Company will cease to ship products under the FILA license after June 30, 1996, subject to certain rights with respect to remaining inventories. The Company is no longer accepting sales orders for its FILA products. Net sales of the FILA products amounted to approximately $5,314,000 in fiscal 1995. The Company expects to ship approximately $6,000,000 of FILA product in fiscal 1996 prior to the June 30, 1996 expected cut off date. In order to maintain its sales levels in the future, the Company is currently pursuing new license agreements. The Company has recently entered into several new licenses and expects to enter into additional licenses in fiscal 1996; however, the Company's future net sales could be negatively impacted if sales from new licenses or increases in sales under existing licenses do not replace the lost FILA sales.

         Selling, warehouse, general and administrative expenses decreased by approximately $2,622,000 to approximately $6,276,000 in fiscal 1995 as compared to $8,898,000 in fiscal 1994. The reduction in the above expenses is primarily attributed to (i) the sale of the handbag division, resulting in cost and expense reductions aggregating approximately $1,600,000 in fiscal 1995, (ii) certain non-recurring charges aggregating approximately $930,000 in fourth-quarter of fiscal 1994 (described more fully below), and (iii) management's continuing effort to reduce operating costs.

         Interest expense increased by approximately $78,000 from approximately $789,000 in fiscal 1995 to approximately $867,000 in fiscal 1995. The increase in interest expense is primarily attributed to higher average outstanding borrowings during fiscal 1995. Of such increase, approximately $28,000 represents interest expense incurred in connection with the restrictive covenant and severance agreements entered into with the Company's former controlling shareholders.

         The Company's sale of its former handbag division in the second quarter of fiscal 1995 resulted in a non-recurring loss of approximately $425,000. Miscellaneous income declined by approximately $693,000 in fiscal 1995 from approximately $1,023,000 in fiscal 1994 to approximately $330,000 in fiscal 1995. This decline was primarily attributable to a one-time income item in fiscal 1994 resulting from the reversal in fiscal 1994 of an accrued expense in the amount of approximately $620,000 related to a potential claim by a former tax-exempt bondholder.

Fiscal Year 1994 Compared to Fiscal Year 1993

         Gross sales for fiscal year 1994 increased $272,000 to approximately $30,806,000 as compared to $30,534,000 reported in fiscal 1993. Gross profit for these same periods declined by approximately 8% to $6,067,000 in fiscal 1994 from $6,620,000 in fiscal 1993. Gross sales for the Company's United States operations increased by approximately $832,000; however, this increase was partially offset by sales decreases of approximately $560,000 reported by the Company's Canadian and Hong Kong Subsidiaries. The reduction in gross profit was primarily attributable to the operations of the Company's handbag division. As a result of a decline in sales volume of the handbag division, the Company reduced the selling prices of its handbag products in order to reduce inventory, which resulted in reduced gross profit margins. In addition, the significant decline in net sales experienced by the Company's former handbag division adversely impacted the Company's operating cash flow. In order to generate sufficient cash flow for operations, the Company reduced the selling prices of certain products in its luggage division, which resulted in lower gross profit margins.

         Other factors, to a lesser extent, also contributed to the decline in gross profit margins. During fiscal 1994, one of the principal suppliers to the Company's former handbag division experienced production problems, which delayed the Company's receipt of goods. As a result of the delay, the Company was unable to fill customer orders on a timely basis. In order to satisfy its customers, the Company substantially reduced the selling price of goods that were delivered late. Competitive pressures faced by the Company also resulted in the reduction by the Company of its selling prices in an attempt to maintain market share and sales volume. Gross profit margins were also affected by additional reserves (approximately $440,000, largely for customer chargebacks and sales credits) established in the fourth quarter of fiscal 1994.

         Selling, warehouse and general and administrative expenses increased 24% or $1,700,000 to approximately $8,900,000 in fiscal 1994 from approximately $7,200,000 in fiscal 1993. This increase in expenses was primarily caused by the following: (i) an increase in salaries of approximately $300,000, (ii) an increase in letter of credit fees of approximately $135,000 due to the additional utilization of the Yashiro credit line, (iii) an increase in factoring fees of approximately $60,000 due to an increase in domestic sales,
(iv) an increase in bad debt expense and other allowances of approximately $135,000, (v) an increase in overseas travel expense of approximately $170,000, and (vi) the write-off of merchandise damage claims of approximately $200,000. In addition, the Company incurred, approximately $936,000 of non-recurring expenses in the fourth quarter of fiscal 1994, consisting of (i) the $125,000 reserve established for the Easement (as described below); (ii) a $275,000 allowance to provide for potential uncollectible amounts due from the sale of a former subsidiary; (iii) write-offs of approximately $170,000 related to the Company's Hong Kong subsidiary; (iv) a write-off in the amount of $192,000 of receivables arising out of damage claims against suppliers deemed uncollectible;
(v) a write-off of approximately $103,000 due from Messrs. Takeshi Yamaguchi and Yutaka Yamaguchi relating to indebtedness that was deemed uncollectible in the fourth quarter; and (vi) $98,000 in other write-offs.

         During its fiscal year ended November 30, 1992, the Company sold to an unrelated third party certain real property for $1,300,000 in cash. The Company had retained certain rights under an easement relating to the real property (the "Easement"), which it later sold to another unrelated third party. During the fourth quarter of fiscal 1994, the Company determined that substantial doubt existed as to its ability to collect a portion of the remaining amounts due from the sale of the Easement and, accordingly, established a reserve of $125,000 to provide for potential uncollectible amounts.

         Interest expense in fiscal 1994 increased by approximately $160,000 over the interest expense in fiscal 1993. This change was caused primarily by increases in interest rates and loans payable.

         Miscellaneous income increased approximately $864,000 to $1,023,000 in fiscal 1994 from $159,000 in fiscal 1993. This increase is primarily attributable to the reversal of an accrued expense of $620,000 related to the claim by a former tax-exempt Bondholder.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of approximately $176,000, and working capital of approximately $1,143,000 at November 30, 1995. During fiscal 1995, the Company's operating activities used cash flow of approximately $1,505,000, as compared to fiscal 1994, when operating activities used approximately $441,000, and fiscal 1993 when operating activities provided approximately $1,129,000 of cash flow.

     In March 1995, the Company entered into an agreement with Yashiro, pursuant to which Yashiro has agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. The letter of credit facility enables the Company to maximize its purchasing ability, as it provides a credit facility in addition to the Company's factoring arrangement described below. At November 30, 1995, the Company was directly indebted to Yashiro for approximately $536,000. There was available approximately $664,000 under this facility at November 30, 1995, which amount has since been utilized. Interest is payable to Yashiro monthly at 2% above the prime rate.

         The letter of credit facility with Yashiro will expire by its terms on March 20, 1997. The Company currently has no plans to replace this facility, as management expects that the Company's cash flows from its operations and factoring arrangement and credit terms available from vendors will provide the Company with sufficient liquidity.

     The Company has an agreement with a factor pursuant to which the Company sells its accounts receivable to the factor on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, the factor provides inventory financing to the Company based on an advance rate of 50% of the inventory value. At November 30, 1995, the factor had advanced the Company $2,000,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. The Company also pays a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum.

     On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provided for a revolving loan in the amount of $525,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. The bank extended two term loans to the Canadian subsidiary, pursuant to the financing agreement, in amounts of approximately $368,000 and $105,000, with interest payable monthly at 1.50% and 2.00%, respectively, above the Canadian prime rate. Substantially all the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loans. Additionally, the Company has agreed to subordinate its loan to its Canadian subsidiary to the amounts payable to the bank.

         The Company presently anticipates that it will expend approximately $150,000 in capital expenditures during fiscal 1996. A substantial portion of the capital expenditures are related to the Company's new showroom in New York City.

         Management believes that the Company's present sources of financing, combined with its present working capital and cash flow from operations will be sufficient to provide adequate liquidity to the Company and to fund all of its capital expenditures through the foreseeable future.


Item 8. - Financial Statements and Supplementary Data

         The financial statements and supplementary data to be provided pursuant to this Item 8 are included under Item 14 of this Report.


Item 9. -  Changes in and Disagreements with Accountants
               On Accounting and Financial Disclosure

         Not applicable.

                                    Part III

Item 10. - Directors and Executive Officers Of the Company

         The following table contains certain information regarding directors and executive officers of the Company now serving, all of whom were elected at the Annual Meeting of Shareholders of the Company held on August 17, 1995. Except for Mr. Hellige and Mr. Riss, all such directors and executive officers served at all times during fiscal year 1995.

                                                     Principal Occupation for Past 5
Name and Position                                    Years and Current Public
with the Company                         Age         Directorships or Trusteeships
-----------------                        ---         -------------------------------
Joel Dupre                               42          Director since 1990; Chairman of the
                                                     Board and Chief Executive Officer of
                                                     the Company since March 1995;
                                                     Executive Vice President from
                                                     November 1992 to March 1995 and a
                                                     Vice President from 1989 to 1992

Eric M. Hellige                          41          Director since 1995 and Secretary of
                                                     the Company; Partner for more than
                                                     five years of Pryor, Cashman, Sherman
                                                     & Flynn, counsel to the Company

Ian Mitchell                             58          Director since 1988; President and
                                                     Managing Director of Sirco
                                                     Leatherwares Ltd., a former
                                                     subsidiary of the Company since 1981

Paul Riss                                40          Director since 1995; Chief Financial
                                                     Officer of Sequins International
                                                     Inc., a manufacturer of sequined
                                                     fabrics and trimmings, since June
                                                     1992; Chief Financial Officer,
                                                     Treasurer and Secretary of
                                                     ComponentGuard Inc., an administrator
                                                     of extended warranty contracts, from
                                                     August 1990 to June 1992.
                                                     ComponentGuard Inc. filed a petition
                                                     for protection under Chapter 11 of
                                                     the United States Bankruptcy Code in
                                                     May 1992

                                                     Principal Occupation for Past 5
Name and Position                                    Years and Current Public
with the Company                         Age         Directorships or Trusteeships
-----------------                        ---         -------------------------------
Eric Smith                               51          Director since 1988; Vice
                                                     President-General Manager of West
                                                     Coast Distribution Center since 1983


Douglas Turner                           57          Director since 1978; President of
                                                     Sirco International (Canada) Limited,
                                                     a subsidiary of the Company, for more
                                                     than five years

         The term of office of the directors is one year, expiring on the date of the next annual meeting and thereafter until their respective successors shall have been elected and shall qualify, or until their death, resignation or removal. Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities ("10% Stockholders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and 10% Stockholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file. Each of Mr. Eric Hellige and Paul Riss, directors of the Company, failed to file with the Commission on a timely basis their Form 3 reports. Mr. Smith, a director of the Company, failed to file with the Commission on a timely basis a Form 5 report with respect to the grant of certain options.

Item 11. - Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company (Mr. Joel Dupre, the Chairman of the Board and Chief Executive Officer of the Company since March 20, 1995; Mr. Yutaka Yamaguchi, the Chairman of the Board and Chief Executive Officer of the Company prior to March 20, 1995). For the three fiscal years ended November 30, 1995, no other executive officer of the Company had a salary and bonus which exceeded $100,000.

                                                  Summary Compensation Table

                                                                                            Long-Term
                                                                                           Compensation
                                               Annual Compensation                            Awards
                                     ------------------------------------------------      ------------

                                                                         Other Annual
Name and                                                                 Compensation          Options            All Other
Principal Position        Year       Salary($)          Bonus($)              ($)                (#)           Compensation($)
------------------        ----       ---------          --------         ------------          -------         ---------------
Joel Dupre (1)            1995       $170,000              None              None               None               None
   Chairman of the        1994        170,000           $47,776              None               None               None
   Board and Chief        1993        170,000              None              None               None               None
   Executive Officer

Yutaka Yamaguchi (2)      1995           None              None              None               None               None
   Former Chairman        1994           None              None              None               None               None
   of the Board and       1993        $50,000              None              None               None               None
   Chief Executive
   Officer

----------------
(1) Mr. Dupre held the title of Executive Vice President of the Company during the fiscal year ended November 30, 1994. On March 29, 1995, in connection with the transactions contemplated by the Stock Purchase Agreement and the Asset Purchase Agreement (See "Item 12. - Security Ownership of Certain Beneficial Owners and Management -- Change in Control of Company"), Mr. Dupre was elected Chairman of the Board and Chief Executive Officer of the Company.

(2) Mr. Yamaguchi resigned as an officer and director of the Company effective January 1, 1995.


         During the fiscal year ended November 30, 1995, neither of the executive officers named in the Summary Compensation Table were granted any options, nor did they exercise any options, under the 1995 Stock Option Plan of the Company. In addition, at November 30, 1995, no options were held by the executive officers named in the Summary Compensation Table.

Board of Directors Compensation

         The Company does not currently compensate directors for service on the Board of Directors.

Employee Retirement Plan

         In June 1995, the Board of Directors of the Company determined to discontinue benefit accruals under the Company's tax-qualified Employee Retirement Plan (the "Retirement Plan"). Pursuant to action taken by the Board of Directors at such time, benefits ceased to accrue for all active participants under the Retirement Plan on June 30, 1995. The Retirement Plan is administered by the Board of Directors.

         Each of the Company's United States-based employees was eligible to participate in the Retirement Plan. However, effective as of July 1, 1995 and in connection with the Board's action, the Retirement Plan was amended to provide that no additional eligible employees may participate in the Retirement Plan and accrue benefits thereunder. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classifications.

                      Projected Benefit at Retirement

                               Years of Service
                   -----------------------------------------
                   15       20       25       30       35
    Salary(1)
    --------
    $ 20,000    $ 3,750  $ 5,000  $ 6,250  $ 7,500   $ 8,750
      25,000      4,625    6,250    7,313    9,375    10,938
      30,000      5,625    7,500    9,375   11,250    13,125
      35,000      6,563    8,750   10,938   13,125    15,313
      40,000      7,500   10,000   12,500   15,000    17,500
      50,000      9,980   12,604   15,625   18,750    21,875
      75,000     17,105   22,104   26,948   31,986    37,249
     100,000     24,730   31,604   38,873   46,236    53,874
     125,000     31,355   41,104   50,698   60,406    70,499
     150,000(2)  38,480   50,004   62,573   74,736    87,124
     175,000     45,605   60,104   74,448   88,986   103,749
     200,000     52,730   69,604   86,323  103,236   120,374(3)

---------
(1) The annual benefits shown in the Table are integrated with Social Security benefits and there are no other offsets to benefits.

(2) In general, section 401(a)(17) of the Internal Revenue Code provides that for 1994, compensation used for computing benefits under a tax-qualified employee pension plan cannot exceed $150,000 (as adjusted).

(3) Under current law, the maximum annual benefit payable under the Retirement Plan cannot exceed $120,000 (as adjusted).


         The Retirement Plan is funded by the Company on an actuarial basis, and the Company contributes annually the minimum amount required to cover the normal cost for current service and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide for benefits attributed to service to date, and also for those expected to vest in the future. Based on the assumption used in the actuarial valuation, the Retirement Plan is fully funded.

         The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: Joel Dupre (11 years) and Yutaka Yamaguchi (none). $150,000 of Mr. Dupre's compensation shown in the Summary Compensation Table was used to compute his projected benefit under the Retirement Plan.

         Benefits are computed on the basis of a straight-life annuity. Benefits under the Retirement Plan are integrated with Social Security benefits.

         The Retirement Plan will continue to comply with the applicable sections of the Internal Revenue Code, the Employee Retirement Income Security Act, and applicable Internal Revenue Services rules and regulations. In accordance with the terms of the Retirement Plan, distributions will continue to be made to retired and terminated employees who are participants in the Retirement Plan.

Board of Directors Interlocks and Insider Participation in
Compensation Decisions

         The following former and present members of the Board of Directors were officers of the Company or a subsidiary of the Company during the fiscal year ended November 30, 1995: Joel Dupre, Eric Smith, Douglas Turner, Takeshi Yamaguchi and Yutaka Yamaguchi. Such members participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the fiscal year ended November 30, 1995.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 15, 1996, the names, addresses and number of shares of Common Stock beneficially owned by all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, and the names and number of shares beneficially owned all directors of the Company and all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                         Shares                  Percent of
                                                      Beneficially               Outstanding
Name and Address                                          Owned                  Common Stock
----------------                                      ------------               ------------
Joel Dupre(1)                                           681,000                     52.0%
c/o Sirco International Corp.
24 Richmond Hill Avenue
Stamford, Connecticut 06901

Pacific Million Enterprise Ltd.(2)(3)                   133,330                     10.2%
The Gateway, Tower 2, Suite 1807
25 Canton Road
Tsimshatsui, Kowloon, Hong Kong

Joseph Takada(2)(3)                                     133,330                     10.2%
c/o Pacific Million Enterprise Ltd.
The Gateway, Tower 2, Suite 1807
25 Canton Road
Tsimshatsui, Kowloon, Hong Kong

Cheng-Sen Wang(2)                                        88,889                      6.8%
c/o Kao-Lien International Co., Ltd.
404 Jen-Air Road
6th Floor, Section 4
Taipei, Taiwan R.O.C.

Albert H. Cheng(2)(4)                                    44,444                     3.4%
c/o Constellation Enterprises Co., Ltd.
199 Chung Ching North Road
11th Floor, Section 3
Taipei, Taiwan R.O.C.

                                                         Shares                  Percent of
                                                      Beneficially               Outstanding
Name and Address                                          Owned                  Common Stock
----------------                                      ------------               ------------
Ian Mitchell                                                  0                       0

Eric Smith                                                    0                       0

Douglas Turner                                                0                       0

Eric M. Hellige                                               0                       0

Paul Riss (5)                                            10,000                   less than 1%

Herzog, Heine, Geduld, Inc.(6)                           66,931                       5.1%
26 Broadway
New York, New York  10004

All directors and executive                             691,000                      52.4%
officers of the Company as a
group (six individuals)

-----------
(1) Includes 266,666 shares for which Mr. Dupre has the right to exercise sole voting control pursuant to a Voting Agreement dated as of May 1, 1995 (the "Voting Agreement") under which Pacific, Mr. Wang and Mr. Cheng granted Mr. Dupre the right to exercise sole voting control with respect to 133,333, 88,889, and 44,444 shares, respectively, held of record by them.

(2) As a result of the Voting Agreement, Mr. Dupre, Pacific (together with Mr. Takada -- see Note 2), Mr. Wang and Mr. Cheng may be deemed to be a "group" within the meaning of Section 13d-3 of the Securities Exchange Act of 1934, and, therefore, deemed to beneficially own an aggregate of 681,000 shares of Common Stock.

(3) Pacific has granted to Mr. Dupre an option to purchase all of the 133,333 shares it owns of record. By virtue of his ownership of 95% of the issued and outstanding shares of common stock of Pacific, Joseph Takada may be deemed to be the beneficial owner of all the shares of Common Stock beneficially owned by Pacific.

(4) Mr. Cheng has granted to Mr. Dupre an option to purchase all of the 44,444 shares he owns of record.

(5) Consists of 10,000 shares of Common Stock subject to an option that is exercisable within 60 days.

(6) Herzog, Heine, Geduld, Inc. reported ownership of 66,931 shares of Common Stock pursuant to a Schedule 13G received by the Company in December 1991, as amended in January 1992.

Change in Control of the Company

         On March 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 20, 1995 (the "Stock Purchase Agreement"), among Joel Dupre, the current Chairman of the Board and Chief Executive Officer of the Company, Pacific Million Enterprise, Ltd., a Hong Kong corporation ("Pacific"), Cheng-Sen Wang and Albert H. Cheng (Mr. Cheng, Mr. Dupre, Pacific and Mr. Wang collectively, the "Buyers"), and the Yashiro Companies, the Buyers acquired an aggregate of 681,000 shares of Common Stock, then constituting approximately 56.04% of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,532,230.

         Mr. Dupre acquired 414,334 shares of Common Stock, then constituting approximately 34.10% of the issued and outstanding shares of Common Stock, in exchange for a cash payment of $400,001.50 and the issuance of a promissory note (the "Promissory Note") in the principal amount of $532,250 in favor of Yashiro, individually and as agent for Yashiro Company, Ltd. The Promissory Note bears interest at the rate of 10% per annum payable quarterly in arrears commencing on June 30, 1996, with principal payable in equal annual installments of $88,708.33 commencing on March 31, 1996. Mr. Dupre borrowed $200,000 of the cash portion of the purchase price from Mr. Wang, which loan is evidenced by a promissory note dated March 9, 1995, bearing interest at 10% per annum and maturing on March 31, 2000. Mr. Dupre borrowed an additional $200,000 from Mr. Cheng, which loan is evidenced by a promissory note dated March 13, 1995, bearing interest at 7 3/4% per annum and maturing on March 31, 2000.

         Pacific acquired 133,333 shares of Common Stock, then constituting approximately 10.97% of the issued and outstanding shares of Common Stock, for $299,999.25 in cash. The funds for the purchase price were obtained from Pacific's working capital. Mr. Wang acquired 88,889 shares of Common Stock, then constituting approximately 7.31% of the issued and outstanding shares of Common Stock, and Mr. Cheng acquired 44,444 shares of Common Stock, then constituting approximately 3.66% of the issued and outstanding shares of Common Stock, for cash payments of $200,000.25 and $99,999, respectively. The purchase prices were paid from Mr. Wang's and Mr. Cheng's respective personal funds.

         As an inducement to the Yashiro Companies to enter into the Stock Purchase Agreement and to cause Bueno of California, Inc., a Delaware corporation ("Bueno") and an affiliate of the Yashiro Companies, to enter into the Asset Purchase Agreement described below and related agreements, Mr. Dupre executed and delivered to the Yashiro Companies a guaranty, dated March 20, 1995, pursuant to which Mr. Dupre guaranteed all of the obligations of the Company under the Letter of Credit Agreement, the Non-Competition Agreements and the Severance Agreement (each as defined below).

         In addition, the Buyers entered into a Pledge Agreement, dated as of March 20, 1995 (the "Pledge Agreement"), with Bueno and Yashiro, on its own behalf and as agent for Yashiro Company, Ltd. Pursuant to the Pledge Agreement, the Buyers pledged their shares of Common Stock to Bueno and the Yashiro Companies as security for the payment of (i) all obligations of Mr. Dupre under the Promissory Note, (ii) all obligations of the Buyers under the Stock Purchase Agreement, (iii) all obligations of the Company under the Asset Purchase Agreement, (iv) all obligations of the Company under any agreement that is an exhibit to the Asset Purchase Agreement, including the Exclusive Purchasing Agreement, the Non-Competition Agreements and the Severance Agreement and (v) all obligations of the Buyers under the Pledge Agreement.

         Concurrently with the closing of the transactions contemplated by the Stock Purchase Agreement and the Asset Purchase Agreement, Takeshi Yamaguchi resigned from the Board of Directors and the office of President of the Company; Yutaka Yamaguchi resigned from the Board of Directors and the offices of Chairman of the Board and Chief Executive Officer; Neil Grundman resigned from the Board of Directors of the Company; and Tsuguya Saeki resigned from the offices of Executive Vice President and Chief Financial Officer of the Company. Pursuant to a Severance Agreement, dated as of March 20, 1995, with Takeshi Yamaguchi, the Company agreed to pay Mr. Yamaguchi $100,000 plus interest at the rate of 10% per annum on March 31, 1996 and $100,000 plus interest at a rate of 10% per annum on March 31, 1997. On March 29, 1995, the Board of Directors of the Company, consisting of Mr. Dupre, Ian Mitchell, Eric Smith and Douglas Turner, elected Mr. Dupre as the Chairman of the Board and Chief Executive Officer of the Company.

         Concurrently with the acquisition by the Buyers of the shares of Common Stock under the Stock Purchase Agreement, the Company and Bueno entered into an Asset Purchase Agreement, dated as of March 20, 1995 (the "Asset Purchase Agreement"), pursuant to which the Company sold to Bueno all of the assets relating to the Company's handbag division for a negotiated purchase price of $1,785,666, of which $86,168 was paid in cash and $1,699,498 was applied by the Company to the repayment of indebtedness of the Company to the Yashiro
Companies. The aggregate indebtedness owed by the Company to the Yashiro Companies at the date of the acquisition was $2,238,506. The Yashiro Companies, which are affiliates of Bueno, are controlled by Messrs. Yutaka and Takeshi Yamaguchi.

         In connection with the Asset Purchase Agreement, each of the Yashiro Companies, Yutaka Yamaguchi and Takeshi Yamaguchi entered into non-competition agreements with the Company (collectively, the "Non-Competition Agreements"). Pursuant to the terms of the Non-Competition Agreements, each of the Yashiro Companies and Messrs. Yutaka and Takeshi Yamaguchi agreed not to compete with the Company's luggage and related products business prior to the earlier of March 20, 2001 and the date of repayment in full of all amounts due under the Promissory Note (the "Restricted Period"). In consideration of their agreements not to compete, the Company is obligated to pay $60,000 to each of the Yashiro Companies and each of Messrs. Yutaka and Takeshi Yamaguchi, payable in three equal annual installments commencing on March 31, 1996. In addition, pursuant to a separate non-competition agreement, the Company agreed not to compete with Bueno in the handbag business during the Restricted Period.

         Also in connection with the Asset Purchase Agreement, the Company entered into an Exclusive Purchasing Agreement, dated as of March 20, 1995, with Yashiro (the "Exclusive Purchasing Agreement"), pursuant to which the Company granted to Yashiro and its designees the exclusive right to purchase in Japan, at prices to be mutually agreed upon, any goods manufactured or purchased by the Company from unaffiliated vendors (the "Vendors"). Under the Exclusive Purchasing Agreement, Yashiro will pay a commission to the Company for all goods purchased by it or its designees equal to 5% of the purchase price of all such goods paid by the Company (or directly by Yashiro or its designees) to the Vendors. The Exclusive Purchasing Agreement will terminate on the date that all amounts due under the Promissory Note are repaid in full and all obligations of the Company, Mr. Dupre, Pacific, Mr. Wang or Mr. Cheng, as the case may be, under the Stock Purchase Agreement and the Asset Purchase Agreement and all agreements that are exhibits thereto are satisfied in full.

         In addition, pursuant to a letter agreement (the "Letter of Credit Agreement"), Yashiro has agreed to issue, or cause to be issued, for the account of the Company, from time to time until March 20, 1997, one or more unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of all inventory owned by the Company. With respect to each letter of credit issued under the Letter of Credit Agreement, the Company will be obligated to pay an origination fee equal to 3% of the full amount of such letter of credit and a financing fee based upon the outstanding balance of any letter of credit equal to the base rate of interest announced publicly by Citibank, N.A. in New York, New York, from time to time, as its base rate plus two percent (2%).


Item 13. - Certain Relationships and Related Transactions

         Joseph Takada, the beneficial owner of approximately 10.18% of the outstanding shares of Common Stock, is the Managing Director of Ideal Pacific Ltd, the Company's manufacturing agent in Hong Kong ("Ideal"). During the fiscal year ended November 30, 1995, the Company paid aggregate commissions of approximately $315,000 to Ideal. Mr. Wang, the beneficial owner of approximately 6.79% of the outstanding shares of Common Stock, is the Managing Director of Kao-Lien Industrial Co., Ltd., the Company's manufacturing agent in Taiwan ("Kao-Lien"). During the fiscal year ended November 30, 1995, the Company paid aggregate commissions of approximately $287,000 to Kao-Lien. Albert Cheng, the beneficial owner of 3.39% of the outstanding shares of Common Stock, is the President of Constellation Enterprise Co., Ltd., ("Constellation"). During the fiscal year ended November 30, 1995, the Company purchased approximately $193,000 of luggage and backpack products from Constellation.

         Eric M. Hellige, a director of the Company, is a member of Pryor, Cashman, Sherman & Flynn, counsel to the Company ("Pryor, Cashman"). Fees paid by the Company to Pryor, Cashman for legal services rendered during the fiscal year ended November 30, 1995 did not exceed 5% of such firm's or the Company's revenues.

         Neil Grundman, a former director of the Company, is a member of Olshan, Grundman, Frome & Rosenzweig, former counsel to the Company ("Olshan"). Fees paid by the Company to Olshan for legal services rendered during the fiscal year ended November 30, 1995 did not exceed 5% of such firm's or the Company's revenues.

         Yashiro has made available to the Company a line of credit for financing trade letters of credit. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. At November 30, 1995, the Company owed Yashiro approximately $536,000, which amount related to letter-of-credit financings bearing interest at prime plus 2% per annum. Amounts borrowed under the line of credit with Yashiro are repayable within 100 days after the delivery of the related goods. The Company paid Yashiro interest of approximately $122,000 during the fiscal year ended November 30, 1995. In addition to interest, Yashiro is paid a handling fee of 3% of the cost of the goods. Such handling fees amounted to approximately $245,000 during the fiscal year ended November 30, 1995. The Company is current in its obligations to Yashiro.

         In 1993, the Company entered into a revolving bank credit agreement for up to $2,000,000 with Shinhan Bank (the "Shinhan Facility"). The Shinhan Facility expired on July 31, 1995, at which time all amounts became due and payable and were paid in full. The Shinhan Facility provided for the issuance of letters of credit in favor of the Company's foreign suppliers for the purchase of inventory, with interest payable monthly at prime plus 1%. Borrowings under the facility were repayable to Shinhan Bank within 180 days of shipment of the goods. Repayment of amounts due under the facility were secured by the personal guaranty of the Company's former Chairman, Mr. Yutaka Yamaguchi, and the Company's $500,000 certificate of deposit held by the bank as collateral. Mr. Yutaka Yamaguchi did not directly receive any compensation from the Company during the fiscal year ended November 30, 1995; however, Yashiro was paid a fee of $50,000 for all services provided to the Company by Mr. Yutaka Yamaguchi.

         For the fiscal year ended November 30, 1995, the Company also purchased in the ordinary course of business, $734,000 of handbags and accessories (representing approximately 6% of total purchases by the Company for such year) from Lucci. At the time of such purchases, 45% of Lucci was owned by the same individuals that owned Yashiro Co. Ltd. and Yashiro, including Yutaka Yamaguchi.

         The Company believes that all purchases from affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

                                     Part IV

Item 14. - Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K

(a)      1.       Financial Statements

                  Reference is hereby made to the Table of Contents to the Financial Statements and Schedules attached hereto.

         2.       Financial Statement Schedules

                  Reference is hereby made to the Table of Contents to the Financial Statements and Schedules attached hereto.

         3.       Exhibits

         (3)(a) Certificate of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.

            (b) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.

            (c) Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.

            (d) Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

            (e) By-laws, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.

          10(a) Asset Purchase Agreement, dated as of March 20, 1995, between the Company and Bueno of California, Inc., incorporated by reference to Exhibit 2(b) of the Company's Current Report on Form 8-K filed on April 4, 1995.

            (b) Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yashiro Co., Ltd., incorporated by reference to Exhibit F-1 of the Schedule 13D filed on April 4, 1995 by Joel Dupre, Pacific Million Enterprise Ltd., Joseph Takada, Chen-Sen Wang and Albert H. Cheng with respect to the Company's Common Stock (the "Schedule 13D").

            (c) Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yashiro Co., Inc., incorporated by referenced to Exhibit F-2 of the Schedule 13D.

            (d) Non-Competition Agreement, dated as of March 20, 1995, between the Company and Yutaka Yamaguchi, incorporated by reference to Exhibit F-3 of the Schedule 13D.

            (e) Non-Competition Agreement, dated as of March 20, 1995, between the Company and Takeshi Yamaguchi, incorporated by reference to Exhibit F-4 of the Schedule 13D.

            (f) Exclusive Purchasing Agreement, dated as of March 20, 1995, between the Company and Yashiro Co., Inc., incorporated by reference to Exhibit G of the Schedule 13D.

            (g) Letter of Credit Agreement, dated March 20, 1995, between the Company and Yashiro Co., Inc., incorporated by reference to Exhibit H of the Schedule 13D.

            (h) Severance Agreement, dated as of March 20, 1995, between the Company and Takeshi Yamaguchi, incorporated by reference to Exhibit K of the Schedule 13D.

            (i) Lease Agreement dated February 14, 1990 between Or-May-Broward Investment Company and the Company for property located in La Mirada, California, incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-k for the year ended November 30, 1989.

            (j) Employment Agreement, dated as of September 1, 1992, between the Company and Gandolfo Verra, incorporated by reference to
                  Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

            (k) Sirco International Corp. 1995 Stock Option Plan, incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

(22) Subsidiaries of Company - The significant subsidiaries of Company, all of which are wholly-owned by Company and included in its consolidated financial statements, are as follows:

                  Name                                Country of Organization
                  ----                                -----------------------
                  Sirco Industries, Limited             Hong Kong
                  Sirco International                   Canada
                     (Canada) Limited

(23.1)            Consent of Nussbaum Yates & Wolpow, P.C.

(23.2)            Consent of Ernst & Young LLP

(23.3)            Consent of Deloitte & Touche

(27)              Financial Data Schedule.

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 1996.

                                                     SIRCO INTERNATIONAL CORP.
                                                              (Company)

                                                     By: /s/ Joel Dupre
                                                         -----------------------
                                                         Joel Dupre, Chairman of
                                                         the Board and Chief
                                                         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                Title                         Date
---------                -----                         ----

/s/ Joel Dupre
-------------------     Chairman and Chief             March 11, 1996
Joel Dupre              Executive Officer
                        (Principal Executive
                        Officer)

/s/ Gandolfo Verra
------------------      Controller and                 March 11, 1996
Gandolfo Verra          Assistant Secretary
                        (Principal Financial
                        Officer)

/s/ Eric M. Hellige
-------------------     Director and                   March 11, 1996
Eric M. Hellige         Secretary

/s/ Paul Riss
-------------------     Director                       March 11, 1996
Paul Riss

/s/ Ian Mitchell
-------------------     Director                       March 11, 1996
Ian Mitchell

/s/ Eric Smith
-------------------     Director                       March 11, 1996
Eric Smith

/s/ Douglas Turner
-------------------     Director                       March 11, 1996
Douglas Turner

                                       F-1
                                    FORM 10-K
                              ITEM 14(a)(1) AND (2)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following consolidated financial statements of Sirco International Corp. and Subsidiaries are included in item 8:

    Consolidated Balance Sheets - November 30, 1995 and 1994

    Consolidated Statements of Operations - Years ended November 30,
       1995, 1994 and 1993

    Consolidated Statements of Stockholders' Equity - Years ended
       November 30, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows - Years ended November 30,
       1995, 1994 and 1993

    Notes to Consolidated Financial Statements - Years ended November
       30, 1995, 1994 and 1993

The following consolidated financial statement schedules of Sirco International Corp. and Subsidiaries are included in Item 14(d):

    Schedule I - Condensed Financial Information of the Registrant (Parent)

    Schedule II - Valuation and Qualifying Accounts - Years ended November 30, 1995, 1994 and 1993



All other schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Sirco International Corp.

We have audited the accompanying consolidated balance sheet of Sirco International Corp. and subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sirco International (Canada) Limited, subsidiary of Sirco International Corp., which statements reflect total assets of approximately $2,213,000 as of November 30, 1995, and net sales of approximately $3,660,000 for the year ended November 30, 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for that subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirco International Corp. and its subsidiaries as of November 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule I and Schedule II for the year ended November 30, 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                                   NUSSBAUM YATES & WOLPOW, P.C.

February 12, 1996

Deloitte & Touche
[Company Logo]
                              Chartered Accountants

                              1 City Centre Drive      Telephone: (905) 803-5100
                              Suite 1100               Facsimile: (905) 803-6101
                              Mississauga, Ontario, L5B 1M2

Auditors' Report

To the Shareholder of
Sirco International (Canada) Limited

We have audited the balance sheets of Sirco International (Canada) Limited as at November 30, 1995 and 1994 and the statements of operations, retained earnings and changes in financial position for each of the years in the three year period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1995 and 1994 and the results of its operations and the changes in its financial position for each of the years in the three year period ended November 30, 1995 in accordance with generally accepted accounting principles.


/s/Deloitte & Touche

Chartered Accountants

December 18, 1995

                         Report of Independent Auditors

The Board of Directors and Shareholders
Sirco International Corp.

We have audited the accompanying consolidated balance sheet of Sirco International Corp. and subsidiaries as of November 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1994 and 1993. Our audits also included the financial statement schedule for the years ended November 30, 1994 and 1993 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sirco International (Canada) Limited, subsidiary of Sirco International Corp., which statements reflect total assets of approximately $1,335,000 as of November 30, 1994, and net sales of approximately $1,397,000 and $1,889,000 for the years ended November 30, 1994 and 1993, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to data included for that subsidiary, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirco International Corp. International Corp. and its subsidiaries at November 30, 1994, and the results of their operations and their cash flows for the years ended November 30, 1994 and 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial; statements taken as a whole, present fairly in all material respects information set forth therein.


                                                            /s/ERNST & YOUNG LLP
                                                               ERNST & YOUNG LLP

New York, New York
February 17, 1995

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1995 AND 1994

                                     ASSETS
                                                            1995             1994
                                                        -----------      -----------
Current assets:
    Cash and cash equivalents ....................      $   176,241      $   955,869
    Accounts receivable, trade - net of allowance
       of  $286,000 in 1995 and $322,000 in 1994
       and including $1,286,000 and $1,737,000,
       net of advances, due from factor in 1995
       and 1994, respectively (Notes 2 and 11) ...        2,184,468        1,826,400
    Inventories (Notes 2 and 5) ..................        5,762,828        5,213,120
    Prepaid expenses .............................          257,809          326,909
    Other current assets (Note 13) ...............          276,815          344,020
                                                        -----------      -----------

                         Total current assets ....        8,658,161        8,666,318
                                                        -----------      -----------

Property, plant and equipment - at cost:
    Land .........................................          208,826          206,383
    Building .....................................          499,186          493,347
    Machinery and equipment ......................          728,299          824,835
    Automobiles and trucks .......................            7,241           10,871
    Leasehold improvements .......................          334,342          326,120
                                                        -----------      -----------
                                                          1,777,894        1,861,556
    Less accumulated depreciation and amortization        1,128,045        1,088,524
                                                        -----------      -----------

                                                            649,849          773,032
                                                        -----------      -----------

Other assets (Note 13) ...........................          154,233          211,592
                                                        -----------      -----------

Investment in and advances to subsidiary (Note 12)          540,497          600,793
                                                        -----------      -----------

                         Total assets ............      $10,002,740      $10,251,735
                                                        ===========      ===========

          See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             1995               1994
                                                                         ------------       ------------
Current liabilities:
    Loans payable to financial institutions (Note 2) ..............      $  2,323,279       $  2,067,764
    Short-term loan payable to related parties (Note 8) ...........           571,205          1,743,235
    Current maturities of long-term debt (Note 5) .................           222,119            448,401
    Accounts payable ..............................................         2,866,658          1,981,945
    Accrued expenses and taxes (including approximately
      $50,000 due to a related party in 1994) (Note 4) ............         1,532,253          1,062,692
                                                                         ------------       ------------

                         Total current liabilities ................         7,515,514          7,304,037
                                                                         ------------       ------------

Long-term debt, less current maturities (Notes 5, 6
    and 13) .......................................................           590,298             49,651
                                                                         ------------       ------------

Commitments and contingencies (Notes 2, 4 and 6)

Stockholders' equity (Note 14):
    Common stock, $.10 par value; 10,000,000
       shares authorized, 1,215,200 shares issued .................           121,520            121,520
    Preferred stock, $.10 par value; 1,000,000 shares
       authorized, none issued
    Capital in excess of par value ................................         4,027,534          4,027,534
    Retained earnings (deficit) ...................................        (1,641,603)          (645,104)
    Treasury stock at cost, 5,500 shares ..........................           (27,500)           (27,500)
    Accumulated foreign currency translation
       adjustment .................................................          (583,023)          (578,403)
                                                                         ------------       ------------

                         Total stockholders' equity ...............         1,896,928          2,898,047
                                                                         ------------       ------------

                         Total liabilities and stockholders' equity      $ 10,002,740       $ 10,251,735
                                                                         ============       ============

          See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

                                                  1995               1994               1993
                                              ------------       ------------       ------------
Net sales ..............................      $ 24,812,147       $ 27,599,536       $ 27,954,106
Cost of goods sold .....................        18,682,304         21,532,520         21,334,330
                                              ------------       ------------       ------------

Gross profit ...........................         6,129,843          6,067,016          6,619,776

Selling, warehouse, general and adminis-
    trative expenses ...................         6,276,379          8,898,288          7,206,912
                                              ------------       ------------       ------------

Loss from operations ...................          (146,536)        (2,831,272)          (587,136)

Interest expense .......................           866,597            789,109            629,031
Interest income ........................          (111,710)          (162,243)          (108,384)
Loss on sale of handbag division .......           425,163               --                 --
Miscellaneous income, net ..............          (330,087)        (1,023,113)          (159,316)
                                              ------------       ------------       ------------

Loss before provision for income taxes .          (996,499)        (2,435,025)          (948,467)

Provision for income taxes .............              --                 --               15,516
                                              ------------       ------------       ------------

Net loss ...............................      ($   996,499)      ($ 2,435,025)      ($   963,983)
                                              ============       ============       ============

Loss per share of common stock .........      ($       .82)      ($      2.01)      ($       .79)
                                              ============       ============       ============

Weighted average number of shares of
    common stock outstanding ...........         1,209,700          1,209,700          1,215,200
                                              ============       ============       ============

          See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

                                                  Common Stock
                                             ------------------------      Capital       Retained                         Currency
                                             Number of                   In Excess of    Earnings         Treasury       Translation
                                              Shares          Amount      Par Value      (Deficit)          Stock        Adjustment
                                             ---------       --------    ------------    ----------       --------       -----------
Balance, November 30,
    1992                                     1,215,200       $121,520     $4,027,534     $2,753,904            --         ($541,233)
    Net loss ..........................           --             --             --         (963,983)           --              --
    Currency translation
       adjustment .....................           --             --             --             --              --           (24,222)
                                             ---------       --------     ----------     ----------        -------        ---------
Balance, November 30,
    1993                                     1,215,200        121,520      4,027,534      1,789,921            --          (565,455)
    Net loss ..........................           --             --             --       (2,435,025)           --              --
    Purchase of Treasury
       stock - 5,500 shares ...........           --             --             --             --          ($27,500)           --
    Currency translation
       adjustment .....................           --             --             --             --              --           (12,948)
                                             ---------       --------     ----------     ----------        -------        ---------
Balance, November 30,
    1994                                     1,215,200        121,520      4,027,534       (645,104)        (27,500)       (578,403)
    Net loss ..........................           --             --             --         (996,499)           --              --
    Currency translation
       adjustment .....................           --             --             --             --              --            (4,620)
                                             ---------       --------     ----------     ----------        -------        ---------

Balance, November 30,
    1995                                     1,215,200       $121,520     $4,027,534    ($1,641,603)       ($27,500)      ($583,023)
                                             =========       ========     ==========    ===========        ========       =========

          See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

                                                                1995              1994               1993
                                                             -----------       -----------       -----------
Operating activities:
Net loss ..............................................      ($  996,499)      ($2,435,025)      ($  963,983)
Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization ..................          195,634           152,849           147,411
       Loss on sale of handbag division (see Note 13) .          425,163              --                --
       Provision for losses on accounts receivable
          and other assets ............................          128,000           560,000           200,000
       Write-off of other current assets ..............             --             499,000              --
       Loss on sale of property, plant and equipment ..              525              --               9,651
       Changes in operating assets and liabilities:
          Accounts receivable .........................         (477,148)        1,021,724          (892,253)
          Inventories .................................       (2,432,693)         (256,443)        1,293,232
          Prepaid expenses ............................           62,525            80,901           (54,058)
          Other current assets ........................          157,707            59,280          (106,990)
          Other assets ................................           74,800          (120,053)         (171,047)
          Accounts payable and accrued expenses .......        1,357,217            (3,888)        1,645,297
          Income taxes ................................             --                 700            21,824
                                                             -----------       -----------       -----------

Net cash provided by (used in) operating activities ...       (1,504,769)         (440,955)        1,129,084
                                                             -----------       -----------       -----------

Investing activities:
    Purchases of property, plant and equipment ........          (30,195)         (110,036)          (20,455)
    Proceeds from sale of property, plant and equipment            1,605              --              61,078
    Cash inflow from agreement to sell subsidiary .....           60,296              --              44,635
                                                             -----------       -----------       -----------

Net cash provided by (used in) investing activities ...           31,706          (110,036)           85,258
                                                             -----------       -----------       -----------

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

                                                                  1995             1994               1993
                                                              -----------       -----------       -----------
Financing activities:
    Repayment of loans payable to financial institutions
      and short-term loans payable to related parties ..      ($1,761,501)      ($  746,608)      ($2,229,815)
    Proceeds from short-term borrowings ................        2,506,995              --                --
    Proceeds from long-term debt .......................          357,455         1,579,263              --
    Repayment of long-term debt ........................         (441,440)             --             (40,127)
    Purchase of treasury stock .........................             --             (27,500)             --
    Proceeds of officer loan ...........................           35,000              --                --
                                                              -----------       -----------       -----------

Net cash provided by (used in) financing activities ....          696,509           805,155        (2,269,942)
                                                              -----------       -----------       -----------

Effect of exchange rate changes on cash ................           (3,074)           (1,211)           16,587
                                                              -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents .......         (779,628)          252,953        (1,039,013)

Cash and cash equivalents at beginning of year .........          955,869           702,916         1,741,929
                                                              -----------       -----------       -----------

Cash and cash equivalents at end of year ...............      $   176,241       $   955,869       $   702,916
                                                              ===========       ===========       ===========


Cash paid during the year for:
    Interest ...........................................      $   836,437       $   780,482       $   643,003
                                                              ===========       ===========       ===========
    Income taxes .......................................      $      --         $      --         $    28,550
                                                              ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

1.     Description of Business and Summary of Accounting Principles

       Description of Business and Concentration of Credit Risk

       The Company is a wholesaler of children's bags, tote bags, soft luggage and related products principally in the United States and Canada. The principal markets for the Company's products are the large national retail chain stores, department stores, specialty stores and sporting goods retailers. Prior to the sale of its handbag division on March 20, 1995, the Company also was a wholesaler of handbags (see Note 13).

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany balances and transactions. At November 30, 1995, approximately 56% of the common stock is owned by Joel Dupre, Joseph Takada and Albert Cheng, pursuant to their acquisition of such stock on March 20, 1995 from Yashiro Co., Inc. ("Yashiro") (see Note 13).

       Revenue Recognition

       Revenue is recognized upon the shipment of merchandise.

       Inventories

       Inventories, consisting primarily of finished goods purchased for resale, are stated at the lower of cost (first-in, first-out and average) or market.

       Property, Plant and Equipment and Depreciation

       Depreciation is computed primarily by use of accelerated methods over the estimated useful lives of the assts. The estimated useful lives are 20 years for building, 5 to 10 years for machinery and equipment, life of lease for leasehold improvements, and 3 to 5 years for automobiles.

       Foreign Currency Translation

       Assets  and  liabilities  of  the  Company's  foreign   subsidiaries  are
       translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders' equity.

       Income Taxes

       Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As permitted under SFAS 109, the Company had elected not to restate the financial statements of prior years. Application of SFAS 109 resulted in the recognition of a net deferred tax asset as of December 1, 1993, of approximately $1,900,000 primarily due to net operating loss carryforwards, reserves for doubtful accounts, certain accrued expenses, capitalization of inventory costs, depreciation and the agreement to sell a subsidiary being treated as an installment sale for tax purposes (see
       Note 12). The Company also recorded a valuation allowance of approximately $1,900,000 due to uncertainty about the realizability of this asset. Therefore, there was no effect on the Company's financial statements as of December 1,1993 from the adoption of SFAS 109.

       Income taxes have not been provided on undistributed earnings of foreign subsidiaries, which amount to approximately $2,650,000 as of November 30, 1995 because the Company expects to reinvest these earnings in the business of subsidiaries.

       Loss Per Share

       Loss per share is calculated based on the weighted average number of common shares outstanding.

       Cash Equivalents

       The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows.

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for accounts receivable allowances, income taxes and investments in and advances to its subsidiary.

       Future Effect of Recently Issued Accounting Pronouncement

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock Based Compensation (SFAS 123). SFAS 123 requires entities to disclose the fair value of their employee stock options. Disclosure requirements are effective for the Company's fiscal year beginning December 1, 1996.

2.     Loans Payable to Financial Institutions

       On October 31, 1995,  the Company  amended its factoring  agreement  (see
       Note 11) whereby it may borrow up to 50% of the value of its finished goods inventory. Interest under borrowings from the factor for inventory advances are at prime plus 1.75% per annum (10.5% at November 30, 1995). Borrowings are collateralized by the inventory. As of November 30, 1995, the Company had outstanding $2,000,000 of borrowings under this agreement.

       On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provides for a revolving loan and letter of credit financing in the amount of the lesser of $525,000 or the sum of a percentage of accounts receivable (as defined), 50% of letters of credit outstanding, and 25% of eligible finished goods inventory (as defined) with interest payable monthly at 1.25% above the Canadian prime rate. As of November 30, 1995, $323,279 was outstanding under this agreement in direct borrowings. As of November 30, 1995 and 1994, there were outstanding letters of credit in the amount of $88,000 and $50,000, respectively. The bank also refinanced a real property mortgage of approximately $368,000 and a term loan of approximately $105,000. The mortgage is payable in monthly installments of approximately $3,500 including interest at 10.25% with a balloon payment of approximately $325,000 in the year 2000. The term loan bears interest at 1.5% above the Canadian prime rate and is due June 1996. Substantially all of the assets of the Canadian subsidiary have been pledged as collateral for the above loans. The Canadian subsidiary has agreed to certain financial covenants (current ratio, debt-to-equity ratio, debt service coverage) and not to pay dividends to the parent.

       The Company had a prior bank credit agreement providing for a revolving line of credit at 1% above prime for up to $2,000,000 which expired on July 31, 1995 and was paid in full. The facility was secured by a $500,000 certificate of deposit and the personal guaranty of the Company's former chairman.

       In fiscal 1994, the Company received two short-term advances of $600,000 and $350,000 from a factor (see Note 11) of which $350,000 was outstanding at November 30, 1994. Interest on these advances was payable at prime plus 2.5% per annum (9.75% at November 30, 1994). The second advance was repaid in February 1995.

3.     Income Taxes

       At November 30, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $3,500,000 expiring in the years 2001 through 2010. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,800,000 of net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1995 and 1994 are as follows:

                                                         1995           1994
                                                     -----------    -----------
Deferred tax assets:
   Net operating loss carryforwards ..............   $ 1,460,000    $ 1,990,000
   Reserve for doubtful accounts and accruals ....       610,000        710,000
   Inventory cost capitalization .................       110,000        110,000
   Depreciation ..................................       120,000        100,000
                                                     -----------    -----------
                                                       2,300,000      2,910,000

Deferred tax liabilities:
   Installment sale of investment ................       (60,000)       (70,000)
                                                     -----------    -----------
                                                       2,240,000      2,840,000
Valuation allowance ..............................    (2,240,000)    (2,840,000)
                                                     -----------    -----------

Net deferred tax assets ..........................   $      --      $      --
                                                     ===========    ===========

       Income tax expense consists of current domestic state and local taxes in 1993.

       The following is a reconciliation of the tax provisions for the three years ended November 30, 1995 with the statutory Federal income tax rates:

                                                     Percentage of Pre-Tax Income
                                                     1995        1994        1993
                                                    -----       -----       -----
Statutory Federal income tax rate ...........       (34.0)%     (34.0)%     (34.0)%
State and local income taxes, net of
   Federal income tax benefit ...............         --           --         1.1
Utilization of foreign tax loss carryforwards        (7.8)         --          --
Operating losses generating no current tax
   benefit:
       United States ........................        37.8        31.3        31.7
       Foreign ..............................         1.6         1.9         1.8
Other items, primarily disallowed expenses ..         2.4          .8         1.0
                                                    -----       -----       -----
                                                      -- %        -- %        1.6%
                                                    =====       =====       =====

4.     Pension Plans

       The Company has a defined benefit plan covering substantially all of its domestic employees. The benefits provided are primarily based upon years of service and compensation, as defined. The Company's funding policy is to contribute annually the minimum amount required to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of investments in marketable securities.

       Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment. The Company recognized a curtailment gain of approximately $112,500 in accordance with Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

       Net periodic pension cost (exclusive of the curtailment gain in 1995) included the following components:

                                                           Year Ended November 30,
                                                      1995           1994           1993
                                                    --------       --------       --------
Service cost - benefits earned in current year      $ 39,355       $ 62,711       $ 83,617
Interest cost on projected benefit obligation         54,221         53,733         56,684
Return on assets .............................       (71,434)       (66,109)       (68,952)
Net amortization and deferral ................       (12,198)        (4,452)        (1,642)
                                                    --------       --------       --------

                                                    $  9,944       $ 45,883       $ 69,707
                                                    ========       ========       ========

       Following is a summary of significant actuarial assumptions used:

                                                                 November 30,
                                                           1995      1994     1993
                                                           ----      ----     ----
Weighted average discount rates ....................       7.5%      7.25%    7.5%
Rates of increase in compensation levels ...........       5.0%      5.0%     5.0%
Expected long-term rate of return on assets ........       8.0%      8.0%     8.0%

       The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                               November 30,
                                                            1995         1994
                                                         ---------    ---------
Accumulated benefit obligation, including vested
   benefits of $742,330 and $621,530 at
   November 30, 1995 and 1994, respectively ..........   ($745,493)   ($659,959)
                                                         =========    =========

Projected benefit obligation for service rendered
   to date ...........................................   ($745,493)   ($822,061)
Plan assets at fair value, primarily listed stocks ...     868,442      856,950
                                                         ---------    ---------
Plan assets in excess of projected benefit obligation      122,949       34,889
Unrecognized net gain from past experience
   different from that assumed and effects of
   changes in assumptions ............................     (85,498)    (117,100)
Unrecognized prior service cost ......................        --         21,205
Unrecognized net asset being amortized over
   13 years from December 1, 1987 ....................     (20,439)     (24,551)
                                                         ---------    ---------
Prepaid (accrued) pension cost .......................   $  17,012    ($ 85,557)
                                                         =========    =========

5.     Long-Term Debt

       Long-term debt consists of the following:

                                                             1995         1994
                                                           --------     --------
Subsidiary mortgage payable (see Note 2) .............     $357,975     $361,209

Subsidiary term loan (see Note 2) ....................       56,092      136,843

Restrictive covenant obligation (see Note 13) ........      198,350         --

Severance agreement with former shareholders
    (see Note 13) ....................................      200,000         --
                                                           --------     --------
                                                            812,417      498,052
Less current maturities ..............................      222,119      448,401
                                                           --------     --------
                                                           $590,298     $ 49,651
                                                           ========     ========

       Principal payments are due as follows:

           Year ended November 30,
           -----------------------
                   1996                                     $222,119
                   1997                                      181,624
                   1998                                       70,686
                   1999                                        8,124
                   2000                                      329,864
                                                            --------

                                                            $812,417
                                                            ========

6.     Commitments

       The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense, charged to operations, was $725,000, $825,000 and $924,000 in 1995, 1994 and 1993, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities. A portion of one warehouse facility is subleased to a subsidiary of Yashiro (see Note 8) under a lease which expires in May, 2000. Total future minimum sublease rentals amounted to $637,000 at November 30, 1995.

       The minimum annual rental commitments exclusive of sublease rentals under operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

           Year ended November 30,
           -----------------------
                   1996                                   $  612,000
                   1997                                      637,000
                   1998                                      670,000
                   1999                                      685,000
                   2000                                      410,000
                   Thereafter                                452,000
                                                          ----------

                                                          $3,466,000
                                                          ==========

       The Company has entered into various licensing agreements under which it has obtained the right to market children's bags, tote bags and related products with trade names. The terms of such agreements vary, but range from 4 to 7 years through May 2000. The agreements provide for royalties based upon net sales with certain stated minimum annual amounts. The amount of future minimum royalties aggregate approximately $1,820,000. Royalty expense amounted to $937,000, $883,000 and $969,000 in 1995, 1994 and 1993, respectively. As of November 30, 1995 and 1994, approximately $480,000 and $110,000, respectively, had been accrued for unpaid royalties.

       The Company has modified its agreement with a licensor whereby the Company will cease to ship its product under its license after June 30, 1996. Sales of this licensed product amounted to approximately 21% of the Company's net sales in 1995.

7.     Miscellaneous Income

       Accrued expenses at November 30, 1993 included $620,000 related to a claim by a former tax-exempt bondholder. Management believes that it is remote that the Company would be required to pay this claim and, accordingly, miscellaneous income for 1994 includes the reversal of this accrual.

8.     Related Party Transactions

       On March 20, 1995, the Company entered into a Letter of Credit Agreement with Yashiro to provide for short-term financing for import purchases. Pursuant to this agreement, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000, or 35% of the Company's inventory. Amounts borrowed under this agreement are repayable 100 days after delivery of the goods. In addition to interest, which is payable monthly at 2% above the prime rate, Yashiro is paid a handling fee of 3% of the cost of the goods. The Company, prior to March 20, 1995, had a product supply agreement with Yashiro whereby the Company was free to purchase goods from other suppliers if it could do so on more favorable terms. During 1995, 1994 and 1993, purchases from Yashiro were approximately $-0-, $9,000 and $221,000, respectively. The Company's liability to Yashiro was approximately $536,000 and $1,743,000 at November 30, 1995 and 1994. The liability at November 30, 1994 included a short-term line of credit of approximately $1,664,000, bearing interest at 7% per annum. In fiscal 1995, 1994 and 1993, interest and handling and other fees paid to Yashiro amounted to approximately $417,000, $300,000 and $188,000, respectively.

       At November 30, 1993, the Company was due approximately $132,000 from Yashiro which primarily related to inventory returns and merchandise damage claims and was included in other current assets. Approximately $36,000 of such amounts were received in 1994, and the balance was written off as uncollectible in the fourth quarter of fiscal 1994. In addition, selling, warehouse, general and administrative expenses for the year ended November 30, 1994 includes $100,000 charged by Yashiro for services provided to the Company by an officer of Yashiro.

       During the years ended November 30, 1995, 1994 and 1993, the Company purchased approximately $734,000, $3,489,000 and $2,858,000, respectively,  of handbags and accessories  from an affiliate of Yashiro.
       In addition, approximately $21,000 was paid to this affiliate for services rendered during the year ended November 30, 1994.

       During  the  year  ended  November  30,  1995,   the  Company   purchased
       approximately $193,000 of luggage and backpack products from a related party.

       During the years ended November 30, 1995, 1994 and 1993, the Company paid approximately $602,000, $245,000 and $393,000, respectively, as buying commissions to related parties.

       Included in short-term loans payable to related parties is a $35,000 demand loan from the Company's president that bears interest at 6%.

9.     Segment Reporting

                                                              United                               Hong
                                        Consolidated          States            Canada             Kong
                                        ------------       ------------       ------------       ---------
Year ended November 30, 1995:
   Net sales .....................      $ 24,812,147       $ 21,132,714       $  3,660,079       $  19,354
                                        ============       ============       ============       =========

   Net income (loss) and income
       (loss) before provision for
          income taxes ...........      ($   996,499)      ($ 1,154,408)      $    269,488       ($111,579)
                                        ============       ============       ============       =========
   Identifiable assets ...........      $ 10,002,740       $  7,780,427       $  2,213,154       $   9,159
                                        ============       ============       ============       =========


Year ended November 30, 1994:
   Net sales .....................      $ 27,599,536       $ 26,039,666       $  1,397,411       $ 162,459
                                        ============       ============       ============       =========
   Net loss and loss before
       provision for income taxes       ($ 2,435,025)      ($ 2,183,590)      ($   121,933)      ($129,502)
                                        ============       ============       ============       =========
   Identifiable assets ...........      $ 10,251,735       $  8,686,936       $  1,335,118       $ 229,681
                                        ============       ============       ============       =========

Year ended November 30, 1993:
   Net sales .....................      $ 27,954,106       $ 25,818,873       $  1,889,223       $ 246,010
                                        ============       ============       ============       =========
   Income (loss) before provision
       for income taxes ..........      ($   948,467)      ($   899,120)      ($    51,204)      $   1,857
                                        ============       ============       ============       =========
       Net income (loss) .........      ($   963,983)      ($   914,636)      ($    51,204)      $   1,857
                                        ============       ============       ============       =========
       Identifiable assets .......      $ 11,929,219       $ 10,008,771       $  1,559,906       $ 360,542
                                        ============       ============       ============       =========


10.    Sale of Real Property

       In fiscal 1992, the Company sold real property for $1,300,000 in cash and the right to receive the consideration under an easement agreement that was assigned to the buyer. The present value of the consideration to be received under the easement agreement was recorded as a receivable in the accompanying financial statements. The net gain on this sale amounted to approximately $317,000. In the fourth quarter of fiscal 1994, the Company established a reserve of $125,000 due to doubts about the collectibility of the amount due from the buyer.

11.    Accounts Receivable and Major Customer

       The Company has an agreement with a factor pursuant to which the Company sells substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company based on invoice amounts. Interest on such advances was payable at 2% in excess of the prime rate through October 31, 1995 and 1.75% in excess of the prime rate thereafter. The Company also paid a factoring commission of 1% (.75% after November 1, 1995) of the invoice amount subject to a minimum of $96,000 per annum.

       Substantially all of the Company's accounts receivable that are not financed by the factor are not collateralized. The Company periodically reviews the status of its accounts receivable and, accordingly, establishes reserves for uncollectible accounts. In the fourth quarter of fiscal 1994, the Company established additional accruals for future credits totaling approximately $440,000. In addition, the Company wrote off merchandise damage claims of approximately $33,000 and uncollectible amounts related to a subsidiary of approximately $170,000 in the fourth quarter of fiscal 1994.

       Sales to one customer amounted to 25%, 22%, and 20% of net sales in fiscal 1995, 1994 and 1993, respectively.


12.    Investment In and Advances to Subsidiary

       Effective July 15, 1992, the Company entered into an agreement to sell all of the stock of its then wholly-owned subsidiary, Sirco Leatherwares Limited (the "Subsidiary"). In exchange for the stock, the Company received a non-interest bearing $650,000 note. The note is guaranteed by an officer of the Subsidiary who is also an officer of the buyer. The agreement also requires the Company to forgive a portion of the amounts due to it from the Subsidiary. The Company's ability to collect the note receivable and the balance of the receivable from the Subsidiary is dependent upon cash flows from the Subsidiary's operations and/or the buyer's ability to refinance the obligations. Under the terms of the agreement, the Company is also required to provide the Subsidiary (i) a $200,000 line of credit through 1997 and (ii) design and production services. As the risks and other incidents of ownership have not transferred to the buyer with sufficient certainty, this transaction has not been accounted for as a sale for accounting purposes.

       The Company recorded a loss on this transaction in a prior year, as the present value of the amounts to be received under the note and the revised accounts receivable were less than (i) the carrying value of the Company's investment in the Subsidiary plus (ii) the amounts receivable from the Subsidiary.

       The non-interest bearing $650,000 note received in exchange for stock in the Subsidiary is due in thirty-two equal quarterly installments of $20,213 beginning in August 1992. Payments are being received on a current basis.

       Also, pursuant to the agreement to sell the Company's investment in the Subsidiary, the Subsidiary agreed to pay interest at 8.5% per annum on a receivable of approximately $720,000. This interest is payable quarterly commencing in August 1992. If the Subsidiary is not in default on the payment of interest, the Company will forgive a portion of the receivable, in amounts as defined, through May 1, 1998. An amount of $40,000 was forgiven in each of 1995, 1994 and 1993. The total amount forgiven will be $280,000. The remaining receivable of approximately $440,000 is payable in ten equal quarterly installments commencing in August 1998. Amounts outstanding after May 1, 1998 will bear interest at the prime rate.

       In the fourth quarter of fiscal 1994, the Company established a reserve of $275,000 due to doubts about the collectibility of the amounts due from the subsidiary.

13.    Loss on Sale of Handbag Division

       On March 20, 1995, the Company sold its handbag division to Bueno of California, Inc. ("Bueno"), a subsidiary of Yashiro. The Company and Bueno entered into an Asset Purchase Agreement pursuant to which the Company sold to Bueno all of the inventory relating to the Company's handbag division, and certain equipment relating to the Company's handbag division for $1,785,666, of which $86,168 was paid in cash and $1,699,448 was applied by the Company to the repayment of indebtedness of the Company to Yashiro. This sale resulted in a loss to the Company of $425,163. Net sales of the Company's handbag division for the years ended November 30, 1995 and 1994 were $1,423,000 and $9,182,000, and gross profits on these sales were $81,000 and 1,878,000, respectively.

       In connection therewith, the Company has entered into six year non-competition agreements covering North America with Yashiro, another affiliate of Yashiro, Mr. Yutaka Yamaguchi and Mr. Taheshi Yamaguchi, former stockholders and/or officers of the Company. Aggregate consideration to these parties is $240,000 payable in three annual installments of $80,000 including interest at 10% commencing March 31, 1996. The present value of the restrictive covenant ($198,350) is being amortized over the life of the agreement.

       In addition, the Company has agreed to pay severance pay to Mr. Taheshi Yamaguchi in the amount of $200,000, payable in two annual installments of $100,000 plus interest at 10% per annum commencing March 31, 1996. This amount has been charged to operations in 1995.


14.    Stockholders' Equity

       On August 17, 1995, the stockholders of the Company (i) approved an increase in the number of authorized shares of common stock from 3,000,000 shares to 10,000,000 shares; (ii) authorized the Company to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the board of directors; and
       (iii) approved the 1995 Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights exercisable in conjunction with stock options to purchase up to an aggregate of 200,000 shares of common stock.

       The above plan is accounted for under APB Opinion 25 and related Interpretations. On September 20, 1995 and October 4, 1995, the Company granted 10,000 non-qualified stock options each to a consultant and a director of the Company which are exercisable over a period not to exceed five years. On October 4, 1995, the Company granted 53,000 incentive stock options in varying amounts to seven employees which are exercisable commencing October 5, 1996 to October 4, 2000. The exercise price of each option equals the market price of the Company's stock on the dates of grant. Accordingly, no compensation cost has been recognized for the plan. Stock option transactions for the year ended November 30, 1995 are summarized below:

                                                           Number              Exercise
                                                            of                  Price
                                                           Shares             Per Share
                                                           ------             ---------
       Outstanding, beginning of year                         -0-
       Granted during year                                 73,000              $2.00
                                                           ------              -----

       Outstanding, end of year                            73,000              $2.00
                                                           ======              =====

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   SCHEDULE I

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                                  BALANCE SHEET

                                NOVEMBER 30, 1995

                              ASSETS
Current assets:
    Cash and cash equivalents ...................................      $   167,082
    Accounts receivable, trade - net of allowance of  $282,000
       and including $1,286,000, net of advances, due from factor        1,188,211
    Inventories .................................................        5,077,646
    Prepaid expenses ............................................          244,004
    Other current assets ........................................          276,815
                                                                       -----------
                                                                         6,953,758
                                                                       -----------
Property, plant and equipment - at cost .........................          909,763
    Less accumulated depreciation and amortization ..............          777,824
                                                                       -----------
                                                                           131,939
                                                                       -----------
Other assets ....................................................          154,233
                                                                       -----------
Investment in and advances to subsidiaries, net of advances from
    subsidiaries ................................................        1,530,409
                                                                       -----------
                                                                       $ 8,770,339
                                                                       ===========

(Continued)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                                  BALANCE SHEET

                                NOVEMBER 30, 1995

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Loans payable to financial institutions .....................      $ 2,000,000
    Short-term loan payable to related parties ..................          571,205
    Current maturities of long-term debt ........................          160,000
    Accounts payable ............................................        2,650,547
    Accrued expenses and taxes ..................................        1,253,309
                                                                       -----------
                         Total current liabilities ..............        6,635,061
                                                                       -----------
Long-term debt, less current maturities .........................          238,350
                                                                       -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 shares authorized,
       1,215,200 shares issued ..................................          121,520
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
       none issued ..............................................             --
    Capital in excess of par value ..............................        4,027,534
    Retained earnings deficit ...................................       (1,641,603)
    Treasury stock - at cost ....................................          (27,500)
    Accumulated foreign currency translation adjustment .........         (583,023)
                                                                       -----------
                                                                         1,896,928
                                                                       -----------

                                                                       $ 8,770,339
                                                                       ===========

            SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

     CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                      STATEMENT OF OPERATIONS

                   YEAR ENDED NOVEMBER 30, 1995

Net sales ..................................................       $ 21,132,714
Cost of goods sold .........................................         16,164,170
                                                                   ------------
Gross profit ...............................................          4,968,544

Selling, warehouse, general and administrative expenses ....          5,310,442
                                                                   ------------

Loss from operations .......................................           (341,898)

Interest expense ...........................................            803,202
Interest income ............................................           (111,412)
Loss on sale of handbag division ...........................            425,163
Miscellaneous income, net ..................................           (304,443)
                                                                   ------------

Loss before equity in net income of subsidiaries ...........         (1,154,408)

Equity in net income of subsidiaries .......................            157,909
                                                                   ------------

Net loss ...................................................       ($   996,499)
                                                                   ============

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                             STATEMENT OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 1995


Cash used by operations .....................................       ($1,058,536)
                                                                    -----------

Financing activities:
Repayment of loans payable to financial institutions and
    short-term loans payable to related parties .............        (1,761,501)
Proceeds from short-term borrowings .........................         2,186,205
Proceeds of officer loan ....................................            35,000
                                                                    -----------
                                                                        459,704
                                                                    -----------
Investing activities:
Cash inflow from agreement to sell subsidiary ...............            60,296
Purchases of property, plant and
    equipment ...............................................           (27,586)
                                                                    -----------
                                                                         32,710
                                                                    -----------

Net decrease in cash ........................................       ($  566,122)
                                                                    ===========

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED NOVEMBER 30, 1995

1.     Long-Term Debt (Net of Current Portion)

       Restrictive covenant obligation                                  $138,350
       Severance agreement with former shareholders                      100,000
                                                                         -------

                                                                        $238,350
                                                                        ========

       Maturities of long-term debt is as follows:

             Year ended November 30,
             -----------------------
                     1996                                               $160,000
                     1997                                                175,000
                     1998                                                 63,350


2.     Dividends from Subsidiaries

       There were no dividends paid to Sirco International Corp. by its consolidated subsidiaries.


3. Commitments and Contingencies (Not Disclosed in the Consolidated Financial Statements)

       None.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

              Column A                       Column B          Column C          Column D          Column E
-------------------------------------       ----------        ----------        ----------        ----------

                                                              Additions
                                             Balance at       Charged to         Accounts         Balance at
                                             Beginning        Costs and          Written           End of
            Description                      of Period        Expenses*            Off              Period
-------------------------------------       ----------        ----------        ----------        ----------
Year ended November 30, 1995:
    Allowance for doubtful accounts         $  322,000        $  128,000        $  164,000        $  286,000
    Valuation allowance for deferred
       tax asset ...................        $2,840,000       ($  600,000)             --          $2,240,000

Year ended November 30, 1994:
    Allowance for doubtful accounts         $  242,000        $  160,000        $   80,000        $  322,000
    Valuation allowance for deferred
       tax asset (1) ...............        $1,900,000        $  940,000        $     --          $2,840,000
    Investments in and advances to
       subsidiary and other assets .        $     --          $  400,000        $     --          $  400,000

Year ended November 30, 1993:
    Allowance for doubtful accounts         $  721,000        $  200,000        $  679,000        $  242,000


* Net of recoveries


(1) A valuation allowance of $1,900,000 was established upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective December 1, 1993.