Form 10-Q
period 1996-02-29
SIRCO INTERNATIONAL CORP
filed 1996-04-11
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ______________________

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 29, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                         Commission file number 0-4465

                           Sirco International Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                               13-2511270
- --------------------------------                             -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization                             Identification No.)


            24 Richmond Hill Avenue, Stamford, Connecticut    06901
            ----------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

    Registrant's Telephone Number, Including Area Code      203-359-4100
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,309,700 shares of Common Stock, par value $.10 per share, as of April 1, 1996.

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                   Feb. 29, 1996   Nov. 30, 1995
                                                   -------------   -------------
                                                    (Unaudited)      (See note)
Assets
Current assets:
  Cash and cash equivalents ....................   $    508,328    $    176,241
  Accounts receivable ..........................      2,564,026       2,184,468
  Inventories ..................................      6,011,066       5,762,828
  Prepaid expenses .............................        289,503         257,809
  Other current assets .........................        175,184         276,815
                                                   ------------    ------------
Total current assets ...........................      9,548,107       8,658,161

Property and equipment at cost .................      1,819,939       1,777,894
Less accumulated depreciation ..................      1,144,406       1,128,045
                                                   ------------    ------------
Net property and equipment .....................        675,533         649,849
                                                   ------------    ------------
Other assets ...................................        241,109         154,233
Investment in and advances to subsidiary .......        526,584         540,497
                                                   ------------    ------------
Total assets ...................................   $ 10,991,333    $ 10,002,740
                                                   ============    ============
Liabilities and stockholders' equity
Current liabilities:
  Loans payable to financial institutions ......   $  1,945,554    $  2,323,279
  Short-term loans payable-other ...............        424,252         571,205
  Current maturities of long-term debt .........        373,370         222,119
  Accounts payable .............................      3,858,858       2,866,658
  Accrued expenses .............................      1,574,791       1,532,253
                                                   ------------    ------------
Total current liabilities ......................      8,176,825       7,515,514

Long-term debt, less current maturities ........        413,839         590,298

                   Sirco International Corp. and Subsidiaries
               Condensed Consolidated Balance Sheets -- Continued

                                                   Feb. 29, 1996   Nov. 30, 1995
                                                   -------------   -------------
                                                    (Unaudited)      (See note)
Stockholders' equity:
  Common stock, $.10 par value;
  10,000,000 share authorized, 1,315,000
  issued (1996), 1,215,000 issued (1995) .......        131,520         121,520
  Preferred stock, $.10 par value;
  1,000,000 authorized, none issued
  Capital in excess of par value ...............      4,267,534       4,027,534
  Retained earnings (deficit) ..................     (1,380,788)     (1,641,603)
  Treasury stock at cost .......................        (27,500)        (27,500)
  Accumulated foreign translation adjustment ...       (590,097)       (583,023)
                                                   ------------    ------------
Total stockholders' equity .....................      2,400,669       1,896,928
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 10,991,333    $ 10,002,740
                                                   ============    ============

See notes to the condensed consolidated financial statements.

Note: The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date but does not included all the information and footnotes required by generally accepted accounting principles.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                   Feb. 29, 1996   Feb. 28, 1995
                                                   -------------   -------------
Net sales ......................................    $ 6,578,047     $ 4,825,492
Cost of goods sold .............................      4,676,216       3,822,341
                                                    -----------     -----------
Gross profit ...................................      1,901,831       1,003,151

Selling, warehouse, and general and
  administrative expenses ......................      1,467,551       1,617,416
                                                    -----------     -----------
                                                        434,280        (614,265)

Other (income) expense:
Interest expense ...............................        194,944         220,506
Interest income ................................        (24,103)        (21,685)
Miscellaneous income, net ......................        (48,654)        (23,954)
                                                    -----------     -----------
                                                        122,187         174,867
                                                    -----------     -----------
Net income (loss) before income taxes ..........        312,093        (789,132)
Provision for income taxes .....................         51,278               0
                                                    -----------     -----------
Net income (loss) ..............................    $   260,815     ($  789,132)
                                                    ===========     ===========


Net income (loss) per share of common stock:
  Primary ......................................    $      0.21     ($     0.65)
                                                    ===========     ===========
  Fully diluted ................................    $      0.20     ($     0.65)
                                                    ===========     ===========

Weighted average number of shares of
  common stock outstanding .....................      1,236,367       1,209,700
                                                    ===========     ===========

See notes to the condensed consolidated financial statements.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Three Months Ended
                                                    Feb. 29, 1996  Feb. 28, 1995
                                                    -------------  -------------
Cash flows from operating activities:
Net income (loss) ................................   $   260,815    ($  789,132)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization .................        17,696         30,815
   Provision for losses in accounts receivable ...        11,000         31,068
   Changes in operating assets and liabilities:
    Accounts receivable ..........................      (400,672)       710,575
    Inventories ..................................      (255,463)      (802,349)
    Prepaid expenses .............................       (31,972)       (40,273)
    Other current assets .........................       101,631         21,254
    Other assets .................................       (72,963)        83,936
    Accounts payable and accrued expenses ........     1,039,851        375,285
                                                     -----------    -----------
Net cash provided by (used in) operating
  activities .....................................       669,923       (378,821)
                                                     -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment ...............       (42,027)        (3,601)
                                                     -----------    -----------
Net cash used in investing activities ............       (42,027)        (3,601)
                                                     -----------    -----------

Cash flows from financing activities:
(Decrease) increase in loans payable to
  financial institutions and short-term
  loans payable-other ............................      (369,811)       131,412
Proceeds from issuance of common stock ...........       250,000              0
Repayment of long-term debt ......................      (173,777)       (22,159)
                                                     -----------    -----------
Net cash (used in) provided by financing
  activities .....................................      (293,588)       109,253
                                                     -----------    -----------

Effect of exchange rate changes on cash ..........        (2,221)        (8,063)
                                                     -----------    -----------
Increase (decrease) in cash and cash
  equivalents ....................................       332,087       (281,232)
Cash and cash equivalents at beginning of
  period .........................................       176,241        955,869
                                                     -----------    -----------
Cash and cash equivalents at the end of
  period .........................................   $   508,328    $   674,637
                                                     ===========    ===========

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three Months Ended
                                                    Feb. 29, 1996  Feb. 28, 1995
                                                    -------------  -------------
Supplemental disclosures of cash flow
 information
Cash paid during the period for:
   Interest ......................................   $   171,605    $   179,137
   Income taxes ..................................   $         0    $         0




See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.



Note 2- Financing Arrangements

The Company has an agreement with a factor pursuant to which the Company sells its accounts receivable to the factor on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, the factor provides inventory financing to the Company based on an advance rate of up to 50% of the inventory value. At February 29, 1996, the factor had advanced the Company $1,700,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. The Company also pays a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum.

On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provided for a revolving loan in the amount of $525,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. As of February 29, 1996, approximately $212,000 was outstanding under this agreement. Additionally, as of February 29, 1996, the Canadian subsidiary had outstanding letters of credit totalling approximately $239,000. The bank extended two term loans to the Canadian subsidiary, pursuant to the financing agreements, in amounts of approximately $368,000 and $105,000, with interest payable monthly at 1.50% and 2.00%, respectively, above the Canadian prime rate. At February 29, 1996, approximately $354,000 and $34,000, respectively, was outstanding under the two term loans. Substantially all of the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loans. Additionally, the Company has agreed to subordinate its loan to its Canadian subsidiary to the amounts payable to the bank.

In March 1995, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. Interest is payable to Yashiro monthly at 2% above the prime rate. At February 29, 1996, approximately $424,000 was outstanding on the line and the Company had outstanding letters of credit amounting to approximately $535,000.

Current maturities of long-term debt, at February 29, 1996, included a $35,000 demand loan from the Company's Chairman of the Board and Chief Executive Officer that bears interest at 6% per annum. The loan was paid in full in March 1996.

Item 2. Management's Analysis and Discussion Of
        Financial Condition and Results Of Operations


Three Months Ended February 29, 1996 vs February 28, 1995

Results of Operations

Net sales for the three months ended February 29, 1996 increased approximately $1,753,000 to approximately $6,578,000 as compared to approximately $4,825,000 reported in the same period in 1995. Net sales for the Company's Luggage and Backpack Divisions increased by approximately $1,949,000 in the first three months of fiscal 1996, primarily due to significant increases in the net sales of the Company's Backpack Division resulting from increased sales of FILA products as discussed below. Net sales for the Company's Canadian subsidiary increased by approximately $852,000 in the first three months of fiscal 1996, due primarily to the continued strong sales of its Atlantic luggage line. Included in the Company's net sales for the first three months of 1995 was approximately $1,048,000 in net sales attributable to the Company's former Handbag Division, which was sold in March 1995. The Company's overall gross profit for the first three months of 1996 increased to approximately $1,902,000 from approximately $1,003,000 reported in the first three months of 1995, and the related gross profit percentage increased to approximately 29% from approximately 21% reported the year earlier. The gross profit for the Company's Luggage and Backpack Divisions and Canadian subsidiary increased to approximately $1,469,000 and $433,000, respectively, from approximately $806,000 and $130,000, respectively, reported in the first three months of 1995, and the related gross profit percentage increased to approximately 27.8% and 33.5%, respectively, from approximately 23.9% and 29.4% reported in the prior year. Gross profit increases in the first three months of fiscal 1996 resulted primarily from the increased net sales of the Company's Backpack Division, which generally has higher profit margins than the Company's other product lines. Included in the Company's gross profit for the first three months of 1995 was approximately $67,000 attributable to the Company's former Handbag Division.

After extensive negotiations with FILA Sport S.P.A. ("FILA"), the Company and FILA entered into an agreement in February 1996 pursuant to which the Company will cease to ship product under the FILA license after June 30, 1996, subject to certain rights with respect to the remaining inventory. The Company is no longer accepting sales orders for its FILA products. Net sales of the FILA product for the three months ended February 29, 1996 were approximately $2,678,000 as compared to approximately $491,000 reported in the prior year. The Company expects to ship approximately $6,000,000 of FILA product in fiscal 1996 prior to the June 30, 1996 expected cut off date. In order to maintain its sales level in the future, the Company is currently pursuing new license agreements. The Company has entered into several new licenses and expects to enter into additional licenses in fiscal 1996; however, the Company's future net sales could be negatively impacted if sales from new licenses or increases in sales under existing licenses do not replace the lost FILA sales.

Selling, warehouse, and general and administrative expenses decreased approximately $149,000, to approximately $1,468,000 from approximately $1,617,000 reported in the first three months of 1995. Selling, warehouse, and general and administrative expenses for the Company's Luggage and Backpack Divisions and Canadian subsidiary increased approximately $285,000 and $134,000, respectively. This increase in expenses is due primarily to the corresponding increase in the Company's first quarter sales. The major components of the increase are: 1) increased commission expenses, 2) increased variable warehousing costs, 3) increased salary expense, and 4) increased advertising costs. Included in the Company's expenses reported in the first three months of 1995 was approximately $568,000 attributable to the Company's former Handbag Division.

During  the  first  three  months  of  1996,   interest  expense   decreased  by
approximately $26,000 over the same period in 1995. This decrease is primarily attributable to lower interest rates.


Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $508,000, and working capital of approximately $1,371,000, at February 29, 1996. During the first quarter of 1996, the Company's operating activities provided approximately $670,000 in cash flow as compared to the prior year when operating activities used approximately $379,000 in cash.

The Company has an agreement with a factor pursuant to which the Company sells its accounts receivable to the factor on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, the factor provides inventory financing to the Company based on an advance rate of up to 50% of the inventory value. At February 29, 1996, the factor had advanced the Company $1,700,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. The Company also pays a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum.

On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provided for a revolving loan in the amount of $525,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. As of February 29, 1996, approximately $212,000 was outstanding under this agreement. Additionally, as of February 29, 1996, the Canadian subsidiary had outstanding letters of credit totalling approximately $239,000. The bank extended two term loans to the Canadian subsidiary, pursuant to the financing agreements, in amounts of approximately $368,000 and $105,000, with interest payable monthly at 1.50% and 2.00%, respectively, above the Canadian prime rate. At February 29, 1996, approximately $354,000 and $34,000 was outstanding under the two term loans. Substantially all of the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loans. Additionally, the Company has agreed to subordinate its loan to its Canadian subsidiary to the amounts payable to the bank.

In March 1995, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. Interest is payable to Yashiro monthly at 2% above the prime rate. At February 29, 1996, approximately $424,000 was outstanding on the line and the Company had outstanding letters of credit amounting to approximately $535,000.

There were approximately $42,000 in capital expenditures during the first three months of 1996. The Company presently anticipates that it will expend an additional $110,000 in capital improvements during fiscal 1996. A substantial portion of capital expenditures are related to the Company's new showroom in New York City.

Management believes that its cash and cash equivalents, lines of credit, factoring of accounts receivable and cash flows generated from operations will be sufficient to meet its liquidity and capital requirements for the next twelve months.

                            SIRCO INTERNATIONAL CORP.


                            PART II-OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.


27--              Financial Data Schedule.


                  (b)  Reports on Form 8-K
                   None.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            Sirco International Corp.





April 10, 1996                      By: /s/ Joel Dupre
- ---------------------                  ---------------------------------
Date                                   Joel Dupre
                                         Chairman of the Board and
                                         Chief Executive Officer



April 10, 1996                      By: /s/ Gandolfo J. Verra
- ---------------------                  ---------------------------------
Date                                   Gandolfo J. Verra
                                         Controller and Assistant
                                         Secretary
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

No.                    Description
- ---                    -----------


27              Financial Data Schedule.