Form 10-Q
period 1996-05-31
SIRCO INTERNATIONAL CORP
filed 1996-07-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                          Commission file number 0-4465

                            Sirco International Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           New York                                              13-2511270
 (State or Other Jurisdiction                                 (I.R.S. Employer
  of Incorporation or Organization                           Identification No.)


               24 Richmond Hill Avenue, Stamford Connecticut 06901 (Address of Principal Executive Offices) (Zip Code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,309,700 shares of Common Stock, par value $.10 per share, as of July 1, 1996.

                          PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                 May 31, 1996      Nov. 30, 1995
                                                  (Unaudited)        (See note)
                                                  -----------        ----------
Assets
Current assets:
  Cash and cash equivalents ....................   $    231,475    $    176,241
  Accounts receivable ..........................      2,703,644       2,184,468
  Inventories ..................................      5,193,947       5,762,828
  Prepaid expenses .............................        494,896         257,809
  Other current assets .........................         75,298         276,815
                                                   ------------    ------------
Total current assets ...........................      8,699,260       8,658,161

Property and equipment at cost .................      1,569,513       1,777,894
Less accumulated depreciation ..................        921,785       1,128,045
                                                   ------------    ------------
Net property and equipment .....................        647,728         649,849
                                                   ------------    ------------
Other assets ...................................        241,116         154,233
Investment in and advances to subsidiary .......        540,497         540,497
                                                   ------------    ------------
Total assets ...................................   $ 10,128,601    $ 10,002,740
                                                   ============    ============
Liabilities and stockholders' equity
 Current liabilities:
  Loans payable to financial institutions ......   $  1,800,000    $  2,323,279
  Short-term loans payable-other ...............        429,277         571,205
  Current maturities of long-term debt .........        149,162         222,119
  Accounts payable .............................      3,241,739       2,866,658
  Accrued expenses .............................      1,518,003       1,532,253
                                                   ------------    ------------
Total current liabilities ......................      7,138,181       7,515,514

                   Sirco International Corp. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)

                                                 May 31, 1996      Nov. 30, 1995
                                                  (Unaudited)        (See note)
                                                  -----------        ----------
Long-term debt, less current maturities ........        405,711         590,298

Stockholders' equity:
  Common stock, $.10 par value;
  10,000,000 share authorized, 1,315,000
  issued (1996), 1,215,000 issued (1995) .......        131,520         121,520
  Preferred stock, $.10 par value;
  1,000,000 authorized, none issued
  Capital in excess of par value ...............      4,267,534       4,027,534
  Retained earnings (deficit) ..................     (1,197,850)     (1,641,603)
  Treasury stock at cost .......................        (27,500)        (27,500)
  Accumulated foreign translation adjustment ...       (588,995)       (583,023)
                                                   ------------    ------------
Total stockholders' equity .....................      2,584,709       1,896,928
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 10,128,601    $ 10,002,740
                                                   ============    ============

See notes to the condensed consolidated financial statements.

Note: The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                            Sirco International Corp. and Subsidiaries
                         Condensed Consolidated Statements of Operation

                                          (Unaudited)

                                          For the Six Months Ended       For the Three Months Ended
                                        ----------------------------    -----------------------------
                                        May 31, 1996    May 31, 1995    May 31, 1996     May 31, 1995
                                        ------------    ------------    ------------     ------------
Net sales ...........................   $ 14,216,211    $ 10,106,586    $  7,638,164      $5,681,094
Cost of goods sold ..................     10,358,190       7,659,887       5,651,974       3,837,546
                                        ------------    ------------    ------------     ------------
Gross profit ........................      3,858,021       2,446,699       1,956,190       1,443,548

Selling, warehouse, general and
  administrative expenses ...........      2,984,770       3,094,663       1,517,219       1,477,247
Loss on sale of handbag division ....              0         423,716               0         423,716
                                        ------------    ------------    ------------     ------------
                                           2,984,770       3,518,379       1,517,219       1,900,963
                                        ------------    ------------    ------------     ------------
                                             873,251      (1,071,680)        438,971        (457,415)
Other (income) expense:
Interest expense ....................        385,571         442,800         190,627         222,294
Interest income .....................        (31,482)        (45,009)         (7,379)        (23,324)
Miscellaneous income, net ...........        (98,347)        (28,075)        (49,693)         (4,121)
                                        ------------    ------------    ------------     ------------
                                             255,742         369,716         133,555         194,849
                                        ------------    ------------    ------------     ------------
Net income (loss) before income taxes        617,509      (1,441,396)        305,416        (652,264)
Provision for income taxes ..........        173,756               0         122,478               0
                                        ------------    ------------    ------------     ------------
Net income (loss) ...................       $443,753    ($ 1,441,396)       $182,938       ($652,264)
                                        ============    ============    ============      ==========


Net income (loss) per share of common
  stock:

  Primary ...........................          $0.34          ($1.19)          $0.13          ($0.54)
                                        ============    ============    ============      ==========

  Fully diluted .....................          $0.34          ($1.19)          $0.13          ($0.54)
                                        ============    ============    ============      ==========
Weighted average number of shares of
  common stock outstanding-primary
  and fully diluted .................      1,273,088       1,209,700       1,309,700       1,209,700
                                        ============    ============    ============      ==========

See notes to the condensed consolidated financial statements

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Six Months Ended
                                                     May 31, 1996   May 31, 1995
                                                     ------------   ------------
Cash flows from operating activities:
Net income (loss) ................................   $   443,753    ($1,441,396)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization .................        44,864         74,554
   Provision for losses in accounts receivable ...        10,479         26,054
   Gain on sale of property and equipment ........          (313)       (35,234)
   Restrictive covenant ..........................             0          7,777
   Changes in operating assets and liabilities:
    Accounts receivable ..........................      (540,111)       515,097
    Inventories ..................................       562,294      1,338,465
    Prepaid expenses .............................      (237,394)       (63,575)
    Other current assets .........................       201,517          7,511
    Other assets .................................       (86,883)      (131,122)
    Accounts payable and accrued expenses ........       366,321       (168,083)
                                                     -----------    -----------
Net cash provided by operating activities ........       764,527        130,048
                                                     -----------    -----------

Cash flows from investing activities:
Proceeds from sale of property and equipment .....         3,000         35,234
Purchase of property and equipment ...............       (47,925)        (8,996)
                                                     -----------    -----------
Net cash (used in) provided by investing
 activities ......................................       (44,925)        26,238
                                                     -----------    -----------

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Six Months Ended
                                                     May 31, 1996   May 31, 1995
                                                     ------------   ------------
Cash flows from financing activities:
(Decrease) in loans payable to financial
  institutions and short-term loan
  payable-other ..................................      (735,151)      (732,211)
Proceeds from issuance of common stock ...........       250,000              0
Other non-current accrued expenses ...............             0        300,000
Repayment of long-term debt ......................      (181,052)       (44,185)
                                                     -----------    -----------
Net cash used in financing activities ............      (666,203)      (476,396)
                                                     -----------    -----------

Effect of exchange rate changes on cash ..........         1,835         (7,530)
                                                     -----------    -----------
Increase (decrease) in cash and cash
  equivalents ....................................        55,234       (327,640)
Cash and cash equivalents at beginning of
  period .........................................       176,241        955,869
                                                     -----------    -----------
Cash and cash equivalents at the end of
  period .........................................   $   231,475    $   628,229
                                                     ===========    ===========

Supplemental disclosures of cash flow
 information
Cash paid during the period for:
   Interest ......................................   $   360,689    $   308,705
   Income taxes ..................................   $         0    $         0

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

Note 2-Financing Arrangements

The Company has an agreement with a factor pursuant to which the Company sells its accounts receivable to the factor on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, the factor provides inventory financing to the Company based on an advance rate of up to 40% of the inventory value. At May 31, 1996, the factor had advanced the Company approximately $1,800,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. As of May 31, 1996, the prime rate was 8.25%. The Company also pays a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum.

On May 28, 1996, the Company's Canadian subsidiary renegotiated its financing agreement with a Canadian bank. The agreement provides for a revolving loan in the amount of approximately $876,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. As of May 31, 1996, there were no borrowings under this facility and the Canadian subsidiary had outstanding letters of credit totalling approximately $402,000. Under the renegotiated financing agreement, the bank also has outstanding two term loans to the Canadian subsidiary in amounts of approximately $353,000 and $12,000 at May 31, 1996, with interest payable monthly at 2.00% and 1.50%, respectively, above the Canadian prime rate. As of May 31, 1996, the Canadian prime rate was 6.50%. Substantially all of the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loans. Additionally, the Company has agreed to subordinate its loan to its Canadian subsidiary to the amounts payable to the bank. However, subject to on-going compliance with all other covenants of the agreement, the subordinated loan may be repaid at $22,000 per month starting in July 1996. At May 31, 1996, the subordinated loan amounted to approximately $227,000.

In March 1995, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. Interest is payable to Yashiro monthly at 2% above the prime rate. At May 31, 1996, the Company had direct borrowings under the facility of approximately $421,000 and outstanding letters of credit amounting to approximately $352,000.

Note 3-Net Income (Loss) per Share

Net income (loss) per share of common stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.

Item 2. Management's Analysis and Discussion Of
        Financial Condition and Results Of Operations


Three and Six Months Ended May 31, 1996 vs May 31, 1995

Results of Operations

Net  sales  for the  three  and six  months  ended  May 31,  1996  increased  by approximately $2,357,000 and $4,109,000, respectively, to approximately $7,638,000 for the three months ended May 31, 1996 and $14,216,000 for the six months ended May 31, 1996, as compared to approximately $5,281,000 and $10,107,000, respectively, reported for the comparable periods in 1995. Net sales for the Company's Luggage and Backpack Divisions increased by approximately $1,973,000 and $3,921,000 for the three and six months ended May 31, 1996, primarily due to significant increases in the net sales of FILA products as discussed below. Net sales for the Company's Canadian subsidiary increased by approximately $772,000 and $1,624,000 for the three and six months ended May 31, 1996, due primarily to the continued strong sales of its Atlantic luggage line. Included in the Company's net sales for the three and six months ended May 31, 1995 were approximately $388,000 and $1,436,000 in net sales attributable to the Company's former Handbag Division, which was sold in March 1995. The Company's overall gross profit for the three and six months ended May 31, 1996 increased to approximately $1,956,000 and $3,858,000, respectively, from approximately $1,444,000 and $2,447,000, respectively, reported for the comparable periods of 1995. The gross profit for the Company's Luggage and Backpack Divisions and Canadian subsidiary increased to approximately $1,956,000 and $3,858,000, respectively, from approximately $1,334,000 and $2,260,000, respectively, reported for the comparable periods of 1995. Gross profit increases resulted primarily from the increased net sales of the Company licensed products, which generally have higher profit margins than the Company's other product lines. Included in the Company's gross profit for the three and six months ended May 31, 1995 was approximately $109,000 and $186,000 attributable to the Company's former Handbag Division.

After extensive negotiations with FILA Sport S.P.A. ("FILA") in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping FILA product under the FILA license on June 30, 1996, subject to certain rights with respect to liquidating the remaining inventory. Net sales of the FILA product for the three and six months ended May 31, 1996 were approximately $3,056,000 and $5,734,000, respectively, as compared to approximately $729,000 and $1,219,000, respectively, reported for the comparable periods of 1995. The Company shipped approximately $6,700,000 of FILA product in fiscal 1996 prior to the June 30, 1996 cut off date. The Company believes that the loss of the FILA trademark may have an adverse effect on the Company's results of operations for the fiscal quarter ended August 31, 1996. However, the Company expects that a significant portion of the net sales of FILA products that would have been realized by the Company during the remaining term of the FILA license will be replaced by sales of other licensed products incorporating the recently-licensed "Perry Ellis", "Skechers", "Gold's Gym", and "Generra" names, symbols and logos. Future net sales could be negatively impacted if sales from new licenses or increases in sales under existing licenses do not replace the sales of FILA products.

Selling, warehouse, and general and administrative expenses increased approximately $40,000, to approximately $1,517,000 for the three months ended May 31, 1996 from approximately $1,477,000 for the three months ended May 31,1995 and decreased approximately $110,000, to approximately $2,985,000 for the six months ended May 31, 1996 from approximately $3,095,000 for the six months ended May 31, 1995. Selling, warehouse, and general and administrative expenses for the Company's Luggage and Backpack Divisions and Canadian subsidiary increased approximately $155,000 and $575,000, respectively, for the three and six months ended May 31, 1996. These increases in expenses are due primarily to the corresponding increases in the Company's sales for these periods. The major components of the increases are: 1) increased commission expenses, 2) increased warehousing costs, 3) increased salary expense, and 4) increased advertising costs. Included in the Company's expenses reported for the three and six months ended May 31, 1995 were approximately $115,000 and $685,000, respectively, of expenses attributable to the Company's former Handbag Division.

Included in the Company's operating results for the three and six months ended May 31, 1995 was a one-time charge of approximately $424,000 attributable to the loss on the sale of the Company's former Handbag Division in March 1995 to Bueno of California, Inc., an affiliate of the Yashiro Company, Inc., the Company's former parent.

Interest expense decreased for the three and six months ended May 31, 1996 by approximately $32,000 and $57,000, respectively, from the comparable periods in 1995. This decrease is attributable to lower borrowings and lower interest rates.


Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $231,000, and working capital of approximately $1,561,000, at May 31, 1996. During the first half of 1996, the Company's operating activities provided approximately $765,000 in cash flow as compared to $130,000 in cash flow provided in the comparable period of the prior year.

Investing activities in the six months ended May 31, 1996, and May 31, 1995 did not significantly impact the Company's cash flows. In 1996, investing activities used approximately $45,000 of net cash for the purchase of property and equipment. In 1995, investing activities provided approximately $26,000 of net cash from the sale of property and equipment.

Financing activities for the six months ended May 31, 1996 used approximately $666,000 of cash. Approximately $735,000 of cash was used to repay short-term debt, and approximately $181,000 of cash was used to repay long-term debt. During the six months ended May 31, 1996, the Company received $250,000 of proceeds from the issuance of common stock. Financing activities in the six months ended May 31, 1995 used approximately $476,000 of cash. Approximately $732,000 was used to repay short-term debt, and approximately $44,000 was used to repay long-term debt. Other financing activities during the six months ended May 31, 1995, included a $300,000 accrual of non-current expenses.

The Company has an agreement with a factor pursuant to which the Company sells its accounts receivable to the factor on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, the factor provides inventory financing to the Company based on an advance rate of up to 40% of the inventory value. At May 31, 1996, the factor had advanced the Company approximately $1,800,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. As of May 31, 1996, the prime rate was 8.25%. The Company also pays a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum.

On May 28, 1996, the Company's Canadian subsidiary renegotiated its financing agreement with a Canadian bank. The agreement provides for a revolving loan in the amount of approximately $876,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. As of May 31, 1996, their were no borrowings under this facility and the Canadian subsidiary had outstanding letters of credit totalling approximately $402,000. Under the renegotiated financing agreement, the bank also has outstanding two term loans to the Canadian subsidiary in amounts of approximately $353,000 and $12,000 at May 31, 1996, with interest payable monthly at 2.00% and 1.50%, respectively, above the Canadian prime rate. As of May 31, 1996, the Canadian prime rate was 6.50%. Substantially all of the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loans. Additionally, the Company has agreed to subordinate its loan to its Canadian subsidiary to the amounts payable to the bank. However, subject to on-going compliance with all other covenants of the agreement, the subordinated loan may be repaid at $22,000 per month starting in July 1996. At May 31, 1996, the subordinated loan amounted to approximately $227,000.

In March 1995, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. Interest is payable to Yashiro monthly at 2% above the prime rate. At May 31, 1996, the Company had direct borrowings under the facility of approximately $421,000 and outstanding letters of credit amounting to approximately $352,000.

There were approximately $48,000 in capital expenditures during the first six months of 1996. The Company presently anticipates that it will expend an additional $200,000 for capital improvements during fiscal 1996. A substantial portion of capital expenditures are related to the Company's new showroom in New York City.

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

                            SIRCO INTERNATIONAL CORP.


                            PART II-OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.


10.1--    Credit Agreement.

          Credit agreement dated May 28, 1996 between Sirco
          International (Canada) Limited and the National Bank of Canada.


27--              Financial Data Schedule.


                  (b)  Reports on Form 8-K
           None.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                       Sirco International Corp.





July 11, 1996                                         By: /s/ Joel Dupre
- -------------                                         -------------------------
Date                                                  Joel Dupre
                                                      Chairman of the Board and
                                                      Chief Executive Officer



July 11, 1996                                         By: /s/ Gandolfo J. Verra
- -------------                                         -------------------------
Date                                                  Gandolfo J. Verra
                                                      Controller and Assistant
                                                      Secretary
                                                      (Chief Accounting Officer)