Form 10-K/A
period 1995-11-30
SIRCO INTERNATIONAL CORP
filed 1996-09-20
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                 AMENDMENT NO. 1
                       TO THE ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                                   FORM 10-K/A

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

                           Commission File No. 0-4465

                            SIRCO INTERNATIONAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                              13-2511270
- --------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. employer
 of incorporation or organization)                          identification no.)

24 Richmond Hill Avenue, Stamford, Connecticut                   06901
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

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

         As of July 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,279,038.

         As of July 15, 1996, there were 1,309,700 shares outstanding of the Registrant's Common Stock.

         Sirco International Corp. (the "Registrant" or the "Company") hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended November 30, 1995, as set forth below:

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

         The following table sets forth the percentage of net sales attributable to each of the Company's existing trademark licenses for the fiscal years ended November 30, 1995, 1994 and 1993:

                               1995             1994             1993
                               ----             ----             ----
Dunlop ......................  24.2%            29.8%            31.9%

Fila ........................  21.4              4.9               --

Atlantic ....................  14.4              4.3              4.9

Cherokee ....................   4.3              3.8             10.8

         In March 1996, the Company entered into a three-year license agreement with Skechers U.S.A., Inc. pursuant to which the Company licensed the
"Skechers" trademark for use on sport bags, backpacks, belt bags, childrens bags and luggage. In June 1996, the Company entered into a license agreement with Perry Ellis International Inc. pursuant to which the Company licensed the "Perry Ellis" and "Perry Ellis America" trademarks for use on luggage, backpacks and other products sold to luggage departments. The Perry Ellis license is for an initial term expiring on June 30, 1999, which term may be extended by the Company for up to three years if certain minimum sales requirements are reached in 1998.

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

         In February 1996, the Company entered into an amendment to its license agreement with FILA, pursuant to which the Company has agreed to terminate its marketing and sales of products incorporating the "FILA" name or trademark on February 9, 1996, and to terminate shipping of any such products to customers on June 30, 1996, subject to certain retained rights to liquidate any remaining inventories over 60 days. During the two fiscal years ended November 30, 1995 and 1994, the Company's net sales of FILA products amounted to approximately $5,314,000 and $1,357,000, respectively, which represented approximately 21.4% and 4.9%, respectively, of the Company's total net sales for those periods. The Company did not have any sales of FILA products during the year ended November 30, 1993. The Company believes that the loss of the FILA trademark may have an adverse effect on the Company's results of operations for the fiscal quarter ended August 31, 1996. However, the Company expects that a significant portion of the net sales of FILA products that would have been realized by the Company during the remaining 13 months of the original term of the FILA license agreement will be replaced by sales of other licensed products, including products incorporating the recently-licensed "Perry Ellis," "Skechers," "Gold's Gym" and "Generra" names, symbols and logos. The termination of the FILA license is not expected to have any adverse effect upon the Company's relationship with its suppliers.

         In August 1996, Airway Industries, Inc. ("Airway") notified the Company that it will not renew its license agreement with the Company pursuant to which Sirco International (Canada) Limited, the Company's Canadian subsidiary ("Sirco Canada"), was granted an exclusive license to sell in Canada luggage and luggage related products under the trade name "Atlantic" and "Oleg Cassini" through December 31, 1996. In addition, following receipt of notification from Airway and Douglas Turner, then the President of Sirco Canada and a director of the Company, that Airway and Mr. Turner had mutually agreed to Airway's future employment of Mr. Turner in its efforts to distribute directly its products in Canada, the Company terminated its employment of Mr. Turner in September 1996. During the six months ended May 31, 1996 and fiscal years ended November 30, 1995, 1994 and 1993, the Company's net sales of Airway products amounted to approximately $2,825,000, $3,751,000, $1,190,000 and $1,356,000, respectively, which represented approximately 19.9%, 14.4%, 4.3% and 4.9%, respectively, of the Company's total net sales for those periods, and approximately 97.5%, 97.6%, 85.2% and 71.8%, respectively, of the total net sales of Sirco Canada for those periods. Sirco Canada earned net profits of approximately $243,000 and $269,000 and incurred net losses of approximately $122,000 aand $51,000 during the six months ended May 31, 1996 and the fiscal years ended November 30, 1995, 1994 and 1993, respectively. The loss of the Airway license agreement could have a material adverse effect on the Company's results of operations for the fiscal year ended November 30, 1997. The Company currently is evaluating various alternatives for its Canadian operations, including, among other alternatives, hiring new management and sales personnel for Sirco Canada in an effort substantially to increase net sales in Canada of certain other licensed products of the Company, the sale of all or a portion of the Company's equity interests in Sirco Canada and the liquidation of Sirco Canada.

Trademarks

         The Company sells products under proprietary trade names and logos, including "Action Luggage," "Cross Trainer," "Mondo," and "Sirco Kids," all of which are registered in the United States. The Company considers its trademarks to be of considerable value to its business and intends to protect them to the fullest extent practicable. The Company takes all reasonable measures to assure that any product bearing a Company-owned trademark or logo reflects the consistency and quality associated with its licensed products.

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

Item 2. - Properties

         The following table sets forth pertinent facts concerning the Company's material properties at February 15, 1996, all of which are owned or leased by either the Company or one of its subsidiaries:

Property Owned:

           Location                                     Use                              Approximate Square Feet
- ------------------------------------ ------------------------------------------- -----------------------------------------
1321 Blundell Rd.                    Showroom, Office, Warehouse                    35,000 (Lease out 7,500)
Mississauga
Ontario, Canada
L4Y 1M6

Properties Leased:
                                                                               Approximate            Lease              Annual
    Location                                Use                                Square Feet           Expires            Rent (2)
- ----------------------                ----------------------                   -----------           -------            --------
366 Fifth Avenue                      Showroom                                      3,340              (1)              $ 83,500
New York, NY 10010
24 Richmond Hill Road                 Executive Offices                             5,900            9/14/00            $ 84,000
Stamford, CT 06901
16000 Heron Avenue                    Warehouse, Offices                       116,000(3)            3/31/00            $375,000
La Mirada, CA 90638

- -----------------
(1) The lease expires 10 years and six months following the date of substantial completion of the build out of these premises, which date by the terms of the lease must be no later than April 18, 1996.

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

                                                               Fiscal Years Ended November 30,
                                                     --------------------------------------------------
                                                      1995          1994           1993          1992          1991
                                                     -------       -------        -------       -------        -------
                                                           (In thousands, except per share amounts)
Earnings Statement:

Net Sales....................................        $24,812       $27,600        $27,954       $30,551        $33,339

Gross Profit.................................          6,130         6,067          6,620         8,736          8,903

(Loss) Income Before
   Provision For Income Taxes
   and Extraordinary Items...................          (996)       (2,435)          (948)             3          (832)

Net (Loss) Income............................          (996)       (2,435)          (964)            63          (841)

Per Share of Common Stock
   (Loss) Income.............................          (.82)        (2.01)          (.79)           .05          (.69)

Cash Dividends...............................             --            --             --            --             --

Balance Sheet:

Working Capital..............................        $ 1,142       $ 1,362        $ 4,031       $ 4,684        $ 5,574

Property, Plant, Equipment...................            650           773            832           990          1,280

Total Assets.................................         10,003        10,252         11,929        14,255         18,266

Long-term Debt (Less Current
   Maturities)...............................            590            50            506           557            454

Stockholders' Equity.........................          1,897         2,898          5,374         6,362          6,422

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

         After extensive negotiations with FILA Sport S.p.A. ("FILA"), the Company and FILA entered into an agreement in February 1996 pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996, subject to certain rights with respect to remaining inventories. The Company is no longer accepting sales orders for its FILA products. In August 1996, the Company was notified by Airways Industries Inc. ("Airways") that it will not renew its license agreement with Sirco Canada pursuant to which the Company sells products in Canada under the Atlantic trademark. Net sales of the FILA products and Atlantic products amounted to approximately $5,314,000 and $3,511,000, respectively, in fiscal 1995. The Company expects to ship approximately $8,000,000 of FILA product and approximately $5,000,000 of Atlantic products in fiscal 1996. In order to maintain its sales levels in the future, the Company has recently entered into several new license arrangements (see "Item 1- Business - License Agreements); however, the Company's future net sales could be negatively impacted if sales from new licenses or increases in sales under existing licenses do not replace the lost FILA and Atlantic sales.

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

Fiscal Year 1994 Compared to Fiscal Year 1993

         Net sales for fiscal year 1994 decreased by approximately $355,000 to approximately $27,600,000 as compared to $27,954,000 reported in fiscal 1993. Net sales for the Company's United States operations increased by approximately $221,000; however, this increase was offset by sales decreases of approximately $576,000 reported by the Company's Canadian and Hong Kong subsidiaries. Gross profit for these same periods declined by approximately 8.4% to $6,067,000 in fiscal 1994 from $6,620,000 in fiscal 1993. The gross profit percentage was 21.98% in fiscal 1994 as compared to 23.68% in fiscal 1993. The reduction in gross profit was primarily attributable to the operations of the Company's handbag division. As a result of a decline in sales volume of the handbag division, the Company reduced the selling prices of its handbag products in order to reduce inventory, which resulted in reduced gross profit margins. In addition, the significant decline in net sales experienced by the Company's former handbag division adversely impacted the Company's operating cash flow. In order to generate sufficient cash flow for operations, the Company reduced the selling prices of certain products in its luggage division, which resulted in lower gross profit margins.

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

         Investing activities in each of the years in the three-year-period ended November 30,1995 did not significantly impact the Company's cash flows. In fiscal 1995, investing activities provided approximately $32,000 of cash, in fiscal 1994, investing activities used approximately $110,000 of cash and in fiscal 1993, investing activities provided approximately $85,000 of cash. The principal uses of cash from investing activities were for the purchase of property, plant and equipment ($30,000, $110,000 and $20,000 in fiscal 1995, 1994 and 1993 respectively). The principal sources of cash from investing activities were proceeds from the sale of property and equipment and proceeds from the sale of a subsidiary.

         Financing activities provided approximately $697,000 of cash in fiscal 1995, and provided approximately $805,000 of cash in fiscal 1994. In fiscal 1993, financing activities used approximately $2,270,000 of cash. In fiscal 1995 and in fiscal 1994, the principal sources of net cash from financing activities were from the proceeds of short-term and long-term borrowings in excess of debt repayments in those years. In fiscal 1993, substantially all of the use of cash from financing activities related to the repayment of loans to financial institutions and repayment of short-term loans to related parties without any significant borrowings.

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

         The Company has an agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which the Company sells its accounts receivable to Rosenthal on a pre-approved non-recourse basis. Under the terms of the agreement, Rosenthal advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, Rosenthal provides inventory financing to the Company based on an advance rate of 50% of the inventory value. At November 30 1995, Rosenthal had advanced the Company $2,000,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. At November 30, 1995, the prime rate was 8.75% per annum. The Company also pays a factoring commisision of
 .75% of each invoice amount, subject to a minimum of $96,000 per annum.

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

                                    Part III

Item 10. - Directors and Executive Officers Of the Company

         The following table contains certain information regarding directors and executive officers of the Company serving at February 20, 1996, all of whom were elected at the Annual Meeting of Shareholders of the Company held on August 17, 1995. Except for Mr. Hellige and Mr. Riss, all such directors and executive officers served at all times during fiscal year 1995.

                                                     Principal Occupation for Past 5
Name and Position                                    Years and Current Public
with the Company                         Age         Directorships or Trusteeships
- -----------------                        ---         -------------------------------
Joel Dupre                               42          Director since 1990; Chairman of the
                                                     Board and Chief Executive Officer of
                                                     the Company since March 1995;
                                                     Executive Vice President from
                                                     November 1992 to March 1995 and a
                                                     Vice President from 1989 to 1992

Eric M. Hellige                          41          Director since 1995 and Secretary of
                                                     the Company; Partner for more than
                                                     five years of Pryor, Cashman, Sherman
                                                     & Flynn, counsel to the Company

Ian Mitchell                             58          Director since 1988; President and
                                                     Managing Director of Sirco
                                                     Leatherwares Ltd., a former
                                                     subsidiary of the Company since 1981

Paul Riss                                40          Director since 1995; Chief Financial
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

                                                     Principal Occupation for Past 5
Name and Position                                    Years and Current Public
with the Company                         Age         Directorships or Trusteeships
- -----------------                        ---         -------------------------------
Eric Smith                               51          Director since 1988; Vice
                                                     President-General Manager of West
                                                     Coast Distribution Center since 1983

Douglas  Turner*                         57          Director  since  1978;  President
                                                     of Sirco  International (Canada)  Limited,
                                                     a  subsidiary  of the  Company,  for more
                                                     than  five  years
- -----------------------
*Mr.  Turner  resigned  from the Board of  Directors  of the  Company  effective
September 10, 1996.

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

                                                  Summary Compensation Table

                                                                                            Long-Term
                                                                                           Compensation
                                               Annual Compensation                            Awards
                                     ------------------------------------------------      ------------

                                                                         Other Annual
Name and                                                                 Compensation          Options            All Other
Principal Position        Year       Salary($)          Bonus($)              ($)                (#)           Compensation($)
- ------------------        ----       ---------          --------         ------------          -------         ---------------
Joel Dupre (1)            1995       $170,000              None              None               None               None
   Chairman of the        1994        170,000           $47,776              None               None               None
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

- ----------------
(1) Mr. Dupre held the title of Executive Vice President of the Company during the fiscal year ended November 30, 1994. On March 29, 1995, in connection with the transactions contemplated by the Stock Purchase Agreement and the Asset Purchase Agreement (See "Item 12. - Security Ownership of Certain Beneficial Owners and Management -- Change in Control of Company"), Mr. Dupre was elected Chairman of the Board and Chief Executive Officer of the Company.

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

- ---------
(1) The annual benefits shown in the Table are integrated with Social Security benefits and there are no other offsets to benefits.

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

                                                         Shares                  Percent of
                                                      Beneficially               Outstanding
Name and Address                                          Owned                  Common Stock
- ----------------                                      ------------               ------------
Joel Dupre(1)                                           681,000                     52.0%
c/o Sirco International Corp.
24 Richmond Hill Avenue
Stamford, Connecticut 06901

Pacific Million Enterprise Ltd.(2)(3)                   133,330                     10.2%
The Gateway, Tower 2, Suite 1807
25 Canton Road
Tsimshatsui, Kowloon, Hong Kong

Joseph Takada(2)(3)                                     133,330                     10.2%
c/o Pacific Million Enterprise Ltd.
The Gateway, Tower 2, Suite 1807
25 Canton Road
Tsimshatsui, Kowloon, Hong Kong

                                                         Shares                  Percent of
                                                      Beneficially               Outstanding
Name and Address                                          Owned                  Common Stock
- ----------------                                      ------------               ------------
Cheng-Sen Wang(2)                                        88,889                      6.8%
c/o Kao-Lien International Co., Ltd.
404 Jen-Air Road
6th Floor, Section 4
Taipei, Taiwan R.O.C.

Albert H. Cheng(2)(4)                                    44,444                     3.4%
c/o Constellation Enterprises Co., Ltd.
199 Chung Ching North Road
11th Floor, Section 3
Taipei, Taiwan R.O.C.

Ian Mitchell                                                  0                       0

Eric Smith                                                    0                       0

Douglas Turner                                                0                       0

Eric M. Hellige                                               0                       0

Paul Riss (5)                                            10,000                   less than 1%

Herzog, Heine, Geduld, Inc.(6)                           66,931                       5.1%
26 Broadway
New York, New York  10004

All directors and executive                             691,000                      52.4%
officers of the Company as a
group (six individuals)

- -----------
(1) Includes 266,666 shares for which Mr. Dupre has the right to exercise sole voting control pursuant to a Voting Agreement dated as of May 1, 1995 (the "Voting Agreement") under which Pacific, Mr. Wang and Mr. Cheng granted Mr. Dupre the right to exercise sole voting control with respect to 133,333, 88,889, and 44,444 shares, respectively, held of record by them.

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

Change in Control of the Company

         On March 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 20, 1995 (the "Stock Purchase Agreement"), among Joel Dupre, the current Chairman of the Board and Chief Executive Officer of the Company, Pacific Million Enterprise, Ltd., a Hong Kong corporation ("Pacific"), Cheng-Sen Wang and Albert H. Cheng (Mr. Cheng, Mr. Dupre, Pacific and Mr. Wang collectively, the "Buyers"), and the Yashiro Companies, the Buyers acquired an aggregate of 681,000 shares of Common Stock, constituting at the time of purchase approximately 56.04% of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,532,230.

         Mr. Dupre acquired 414,334 shares of Common Stock, constituting at the time of purchase approximately 34.10% of the issued and outstanding shares of Common Stock, in exchange for a cash payment of $400,001.50 and the issuance of a promissory note (the "Promissory Note") in the principal amount of $532,250 in favor of Yashiro, individually and as agent for Yashiro Company, Ltd., which as discussed below, has been paid in full. The principal amount of the Promissory Note was payable in equal annual installments of $88,708.33 commencing on March 31, 1996, with interest at the rate of 10% per annum payable quarterly in arrears commencing on June 30, 1996. Mr. Dupre borrowed $200,000 of the cash portion of the purchase price from Mr. Wang, which loan is evidenced by a promissory note dated March 9, 1995, bearing interest at 10% per annum and maturing on March 31, 2000. Mr. Dupre borrowed an additional $200,000 from Mr. Cheng, which loan is evidenced by a promissory note dated March 13, 1995, bearing interest at 7 3/4% per annum and maturing on March 31, 2000.

         Pacific acquired 133,333 shares of Common Stock, constituting at the time of purchase approximately 10.97% of the issued and outstanding shares of Common Stock, for $299,999.25 in cash. The funds for the purchase price were obtained from Pacific's working capital. Mr. Wang acquired 88,889 shares of Common Stock, constituting at the time of purchase approximately 7.31% of the issued and outstanding shares of Common Stock, and Mr. Cheng acquired 44,444 shares of Common Stock, constituting at the time of purchase approximately 3.66% of the issued and outstanding shares of Common Stock, for cash payments of $200,000.25 and $99,999, respectively. Mr. Wang and Mr. Cheng paid the purchase price from their respective personal funds.

         As an inducement to the Yashiro Companies to enter into the Stock Purchase Agreement and to cause Bueno of California, Inc., a Delaware corporation ("Bueno") and an affiliate of the Yashiro Companies, to enter into the Asset Purchase Agreement (described below) and related agreements, Mr. Dupre executed and delivered to the Yashiro Companies a guaranty, dated March 20, 1995, pursuant to which Mr. Dupre guaranteed all of the obligations of the Company under the Letter of Credit Agreement, the Non-Competition Agreements and the Severance Agreement (each as defined below).

         In addition, the Buyers entered into a Pledge Agreement, dated as of March 20, 1995 (the "Pledge Agreement"), with Bueno and Yashiro, on its own behalf and as agent for Yashiro Company, Ltd. Pursuant to the Pledge Agreement, the Buyers pledged their shares of Common Stock to Bueno and the Yashiro Companies as security for the payment of (i) all obligations of Mr. Dupre under the Promissory Note, (ii) all obligations of the Buyers under the Stock Purchase Agreement, (iii) all obligations of the Company under the Asset Purchase Agreement, (iv) all obligations of the Company under any agreement that is an exhibit to the Asset Purchase Agreement, including the Exclusive Purchasing Agreement, the Non-Competition Agreements and the Severance Agreement and (v) all obligations of the Buyers under the Pledge Agreement. As discussed below, the Pledge Agreement was amended as of August 28, 1996 to, among other things, reduce the number of shares of Common Stock required to be pledged thereunder to a maximum of 20% of the outstanding shares of Common Stock.

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

         In connection with the Asset Purchase Agreement, each of the Yashiro Companies, Yutaka Yamaguchi and Takeshi Yamaguchi entered into non-competition agreements with the Company (collectively, the "Non-Competition Agreements"). Pursuant to the terms of the Non-Competition Agreements, each of the Yashiro Companies and Messrs. Yutaka and Takeshi Yamaguchi agreed not to compete with the Company's luggage and related products business prior to the earlier of March 20, 2001 and the date of repayment in full of all amounts due under the Promissory Note (the "Restricted Period"). In consideration of the agreements not to compete, the Company was obligated to pay $60,000 to each of the Yashiro Companies and each of Messrs. Yutaka and Takeshi Yamaguchi, payable in three equal annual installments commencing on March 31, 1996. Pursuant to a separate non-competition agreement, the Company agreed not to compete with Bueno in the handbag business during the Restricted Period. As discussed below, the Non-Competition Agreements and the non-competition agreement between the Company and Bueno were terminated on August 28, 1996.

         Also in connection with the Asset Purchase Agreement, the Company entered into an Exclusive Purchasing Agreement, dated as of March 20, 1995, with Yashiro (the "Exclusive Purchasing Agreement"), pursuant to which the Company granted to Yashiro and its designees the exclusive right to purchase in Japan, at prices to be mutually agreed upon, any goods manufactured or purchased by the Company from unaffiliated vendors (the "Vendors"). Under the Exclusive

Purchasing Agreement, Yashiro will pay a commission to the Company for all goods purchased by it or its designees equal to 5% of the purchase price of all such goods paid by the Company (or directly by Yashiro or its designees) to the Vendors. As discussed below, the Exclusive Purchasing Agreement was terminated on August 28, 1996.

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

         On August 28, 1996, Mr. Dupre paid $390,000 to prepay in full all amounts due under the Promissory Note, and the Company prepaid an aggregrate of $140,000 under the Non-Competition Agreements and $51,830 under the Severance Agreement as payments in full of all amounts due under such agreements. In connection with such payments, the continuing obligations of the parties under the Stock Purchase Agreement, the Asset Purchase Agreement, the Exclusive Purchasing Agreement, the Non-Competition Agreements, the non-competition agreement between the Company and Bueno and the Severance Agreement were terminated. In addition, the Letter of Credit Agreement was amended to, among other things, reduce to the lesser of $1,000,000 or 35% of the book value of all inventory owned by the Company the aggregate amount of trade letters of credit that may be issued thereunder, and the Pledge Agreement was amended to, among other things, reduce to 25% of the outstanding shares of Common Stock the number of shares of Comon Stock required to be pledged thereunder. To fund the prepayment of the Promissory Note, Mr. Dupre borrowed an additional $200,000 from Mr. Wang, which loan is evidenced by a promissory note dated August 19, 1996, bearing interest at 10% per annum and maturing on August 19, 2001, $150,000 from Pacific, which loan is evidenced by a promissory note dated August 19, 1996, bearing interest at 10% per annum and maturing on August 19, 1998, and an additional $40,000 from Mr. Cheng, which loan is repayable on a demand basis on terms to be agreed.

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

          (10)(a) Asset Purchase Agreement, dated as of March 20, 1995, between the Company and Bueno of California, Inc., incorporated by reference to Exhibit 2(b) of the Company's Current Report on Form 8-K filed on April 4, 1995.

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

            (l) Factoring Agreement, dated September 16, 1992, between Sirco International Corp. and Rosenthal & Rosenthal, Inc., as amended.

(22) Subsidiaries of Company - The significant subsidiaries of Company, all of which are wholly-owned by Company and included in its consolidated financial statements, are as follows:

                  Name                                Country of Organization
                  ----                                -----------------------
                  Sirco Industries, Limited             Hong Kong
                  Sirco International                   Canada
                     (Canada) Limited

(23.1)            Consent of Nussbaum Yates & Wolpow, P.C.

(23.2)            Consent of Ernst & Young LLP

(23.3)            Consent of Deloitte & Touche

(27)              Financial Data Schedule.

         (b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of August, 1996.

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


Signature                Title                         Date
- ---------                -----                         ----

/s/ Joel Dupre
- -------------------     Chairman and Chief             August 30, 1996
Joel Dupre              Executive Officer
                        (Principal Executive
                        Officer)

/s/ Gandolfo Verra
- ------------------      Controller and                 August 30, 1996
Gandolfo Verra          Assistant Secretary
                        (Principal Financial
                        Officer)

/s/ Eric M. Hellige
- -------------------     Director and                   August 30, 1996
Eric M. Hellige         Secretary

/s/ Paul Riss
- -------------------     Director                       August 30, 1996
Paul Riss

/s/ Ian Mitchell
- -------------------     Director                       August 30, 1996
Ian Mitchell

/s/ Eric Smith
- -------------------     Director                       August 30, 1996
Eric Smith

                                       F-1
                                    FORM 10-K/A
                              ITEM 14(a)(1) AND (2)

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

                                               /s/ NUSSBAUM YATES & WOLPOW, P.C.
                                                   ----------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.
MELVILLE, NEW YORK
February 12, 1996, except for Note 15,
as to which the date is September 10, 1996

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


/s/Deloitte & Touche
   -----------------
   Deloitte & Touche
Chartered Accountants

December 18, 1995, except for Note 10, as to which the date is September 10, 1996

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
                                                              ===========       ===========       ===========

Supplemental disclosure of non-cash investing and financing activities: On March 20, 1995, the Company sold inventory of its handbag division with a book value of $1,889,368 for a sale price of $1,700,431 to Bueno of California, Inc. Substantially all of the sales price was not received in cash, but was offset by the Company against the repayment of indebtedness of the Company to Bueno's parent company, Yashiro Co., Inc.

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

       On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provides for a revolving loan and letter of credit financing in the amount of the lesser of $525,000 or the sum of a percentage of accounts receivable (as defined), 50% of letters of credit outstanding, and 25% of eligible finished goods inventory (as defined) with interest payable monthly at 1.25% above the Canadian prime rate. As of November 30, 1995, the Canadian prime rate was 7.75%. As of November 30, 1995, $323,279 was outstanding under this agreement in direct borrowings. As of November 30, 1995 and 1994, there were outstanding letters of credit in the amount of $88,000 and $50,000, respectively. The bank also refinanced a real property mortgage of approximately $368,000 and a term loan of approximately $105,000. The mortgage is payable in monthly installments of approximately $3,500 including interest at 10.25% with a balloon payment of approximately $325,000 in the year 2000. The term loan bears interest at 1.5% above the Canadian prime rate and is due June 1996. Substantially all of the assets of the Canadian subsidiary have been pledged as collateral for the above loans. The Canadian subsidiary has agreed to certain financial covenants (current ratio, debt-to-equity ratio, debt service coverage) and not to pay dividends to the parent.

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

9.     Segment Reporting

                                                              United                               Hong
                                        Consolidated          States             Canada            Kong
                                        ------------       ------------       ------------       ---------
                                                                              (see Note 15)
Year ended November 30, 1995:
   Net sales .....................      $ 24,812,147       $ 21,132,714       $  3,660,079       $  19,354
                                        ============       ============       ============       =========
   Net income (loss) and income
       (loss) before provision for
          income taxes ...........      ($   996,499)      ($ 1,154,408)      $    269,488       ($111,579)
                                        ============       ============       ============       =========
   Identifiable assets ...........      $ 10,002,740       $  7,780,427       $  2,213,154       $   9,159
                                        ============       ============       ============       =========


Year ended November 30, 1994:
   Net sales .....................      $ 27,599,536       $ 26,039,666       $  1,397,411       $ 162,459
                                        ============       ============       ============       =========
   Net loss and loss before
       provision for income taxes       ($ 2,435,025)      ($ 2,183,590)      ($   121,933)      ($129,502)
                                        ============       ============       ============       =========
   Identifiable assets ...........      $ 10,251,735       $  8,686,936       $  1,335,118       $ 229,681
                                        ============       ============       ============       =========

Year ended November 30, 1993:
   Net sales .....................      $ 27,954,106       $ 25,818,873       $  1,889,223       $ 246,010
                                        ============       ============       ============       =========
   Income (loss) before provision
       for income taxes ..........      ($   948,467)      ($   899,120)      ($    51,204)      $   1,857
                                        ============       ============       ============       =========
       Net income (loss) .........      ($   963,983)      ($   914,636)      ($    51,204)      $   1,857
                                        ============       ============       ============       =========
       Identifiable assets .......      $ 11,929,219       $ 10,008,771       $  1,559,906       $ 360,542
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
                                                           ======              =====

15.    Subsequent Event

       On August 23, 1996, the Company received notification from a licensor that the licensing agreement with the Company's Canadian subsidiary will not be renewed afer December 31, 1996. As the sales from the licensing products account for substantially all of the Canadian subsidiary's sales, the future viability of the subsidiary will depend on its ability to introduce new products. See Note 9 to the consolidated financial statements for information with respect to the Canadian operation.

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


3. Commitments and Contingencies (Not Disclosed in the Consolidated Financial Statements)

       None.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

              Column A                       Column B          Column C          Column D          Column E
- -------------------------------------       ----------        ----------        ----------        ----------

                                                              Additions
                                             Balance at       Charged to         Accounts         Balance at
                                             Beginning        Costs and          Written           End of
            Description                      of Period        Expenses*            Off              Period
- -------------------------------------       ----------        ----------        ----------        ----------
Year ended November 30, 1995:
    Allowance for doubtful accounts         $  322,000        $  128,000        $  164,000        $  286,000
    Valuation allowance for deferred
       tax asset ...................        $2,840,000       ($  600,000)             --          $2,240,000

Year ended November 30, 1994:
    Allowance for doubtful accounts         $  242,000        $  160,000        $   80,000        $  322,000
    Valuation allowance for deferred
       tax asset (1) ...............        $1,900,000        $  940,000        $     --          $2,840,000
    Investments in and advances to
       subsidiary and other assets .        $     --          $  400,000        $     --          $  400,000

Year ended November 30, 1993:
    Allowance for doubtful accounts         $  721,000        $  200,000        $  679,000        $  242,000


* Net of recoveries


(1) A valuation allowance of $1,900,000 was established upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective December 1, 1993.