Form 10-Q
period 1996-08-31
SIRCO INTERNATIONAL CORP
filed 1996-10-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ______________________

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1996

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,309,700 shares of Common Stock, par value $.10 per share, as of October 1, 1996.

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                   Sirco International Corp. and Subsidiaries
                             Condensed Consolidated
                                 Balance Sheets

                                                   Aug. 31, 1996   Nov. 30, 1995
                                                   -------------   -------------
                                                     (Unaudited)    (See Note)
Assets
Current assets:
 Cash and cash equivalents                            $  441,638   $   176,241
 Accounts receivable                                   2,823,097     2,184,468
 Inventories                                           4,769,665     5,762,828
 Prepaid expenses                                        504,405       257,809
 Other current assets                                    139,711       276,815
                                                      ----------   -----------
Total current assets                                   8,678,516     8,658,161

Property and equipment at cost                         1,589,105     1,777,894
Less accumulated depreciation                            939,974     1,128,045
                                                      ----------   -----------
Net property and equipment                               649,131       649,849
                                                      ----------   -----------

Other assets                                             107,840       154,233
Investment in and advances to subsidiary                 540,497       540,497
                                                      ----------   -----------
Total assets                                          $9,975,984   $10,002,740
                                                      ==========   ===========

                   Sirco International Corp. and Subsidiaries
                             Condensed Consolidated
                                 Balance Sheets
                                  (Continued)

                                                   Aug. 31, 1996   Nov. 30, 1995
                                                   -------------   -------------
                                                     (Unaudited)    (See Note)
Liabilities and stockholders' equity
Current liabilities:
 Loans payable to financial institutions              $1,300,000   $ 2,323,279
 Short-term loans payable other                          879,159       571,205
 Current maturities of long-term debt                      6,467       222,119
 Accounts payable                                      3,302,116     2,866,658
 Accrued expenses                                      1,467,464     1,532,253
                                                      ----------   -----------
Total current liabilities                              6,955,206     7,515,514

Long-term debt, less current maturities                  364,140       590,298

Stockholders' equity:
 Common stock, $.10 par value; 10,000,000
 shares authorized, 1,315,000 issued
 (1996),  1,215,000 issued (1995)                        131,520       121,520
 Preferred stock, $.10 par value; 1,000,000
 authorized, none issued
 Capital in excess of par value                        4,267,534     4,027,534
 Retained earnings (deficit)                          (1,124,980)   (1,641,603)
 Treasury stock at cost                                  (27,500)      (27,500)
 Accumulated foreign translation adjustment             (589,936)     (583,023)
                                                      ----------   -----------
Total stockholders' equity                             2,656,638     1,896,928
                                                      ----------   -----------
Total liabilities and stockholders' equity            $9,975,984   $10,002,740
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

                                           Sirco International Corp. and Subsidiaries
                                         Condensed Consolidated Statements of Operations
                                                           (Unaudited)

                                                                  For the Nine Months Ended         For the Three Months Ended
                                                                Aug. 31, 1996   Aug. 31, 1995    Aug. 31, 1996    Aug. 31, 1995
                                                               -------------    -------------    -------------    -------------
Net sales                                                       $ 21,894,376     $ 18,026,093    $   7,678,165     $  7,919,507
Cost of goods sold                                                16,275,046       13,477,671        5,916,856        5,817,784
                                                                ------------     ------------     ------------     ------------
Gross profit                                                       5,619,330        4,548,422        1,761,309        2,101,723

Selling, warehouse, general and
  administrative expenses                                          4,508,019        4,692,426        1,523,249        1,597,763
Loss on sale of handbag division                                           0          425,163                0            1,447
                                                                ------------     ------------     ------------     ------------
                                                                   4,508,019        5,117,589        1,523,249        1,599,210
                                                                ------------     ------------     ------------     ------------
                                                                   1,111,311         (569,167)         238,060         502,513

Other (income) expense:
Interest expense                                                     598,097          678,486          212,526          235,686
Interest income                                                      (44,094)         (91,335)         (12,612)         (46,326)
Miscellaneous income, net                                           (218,279)        (125,043)        (119,932)         (96,968)
                                                                ------------     ------------     ------------     ------------
                                                                     335,724          462,108           79,982           92,392
                                                                ------------     ------------     ------------     ------------
Net income (loss) before income taxes                                775,587       (1,031,275)         158,078          410,121
Provision for income taxes                                           258,964                0           85,208                0
                                                                ------------     ------------     ------------     ------------
Net income (loss)                                                $   516,623      ($1,031,275)    $     72,870      $   410,121
                                                                ============     ============     ============     ============

Net income (loss) per share of  common stock
  Primary                                                        $      0.39     ($      0.85)     $      0.05      $      0.34
                                                                ============     ============     ============     ============
  Fully diluted                                                  $      0.39     ($      0.85)     $      0.05      $      0.34
                                                                ============     ============     ============     ============

Weighted average number of shares of
  common stock outstanding-primary
  and fully diluted                                                1,285,336        1,209,700        1,309,700        1,209,700
                                                                ============     ============     ============     ============

See notes to the condensed consolidated financial statements

                       Sirco International corp. and Subsidiaries
                    Condensed Consolidated statements of Cash Flows
                                      (Unaudited)

                                                          For the Nine Months Ended
                                                        Aug. 31, l996    Aug. 31, 1995
                                                        -------------    -------------
Cash flows from operating activities
Net income (loss)                                       $   516,623      ($1,031,275)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Depreciation and amortization                             63,060          112,805
   Provision for losses in accounts receivable               17,172           76,470
   Gain on sale of property  and equipment                     (313)         (36,681)
   Restrictive covenant                                           0           35,554
   Changes in operating assets and liabilities
    Accounts receivable                                    (665,127)        (276,100)
    Inventories                                             986,561        1,957,824
    Prepaid expenses                                       (246,832)         (33,341)
    Other current assets                                    137,104            3,972
    Other assets                                             46,393          (73,689)
    Accounts payable and  accrued expenses                  375,887        1,101,151
                                                        -----------      -----------
Net cash provided by operating activities                 1,230,528        1,836,690
                                                        -----------      -----------
Cash flows from investing activities:
Proceeds from sale of property and equipment                  3,000           35,234
Purchase of property and equipment                          (67,517)         (24,236)
                                                        -----------      -----------

Net cash (used in) provided by investing
    activities                                              (64,517)          10,998
                                                        -----------      -----------

Cash flows from financing activities:
(Decrease) in loans payable to financial
  institutions and short-term loan payable-other           (927,996)      (2,958,532)
Proceeds from issuance of common stock                      250,000                0
Other non-current accrued expenses                                0          300,000
Repayment of long-term debt                                (222,862)         (50,197)
                                                        -----------      -----------
Net cash used in financing activities                      (900,858)      (2,708,729)
                                                        -----------      -----------
Effect of exchange rate changes on cash                         244          (13,351)
                                                        -----------      -----------
Increase (decrease) in cash and cash equivalents            265,397         (874,392)
Cash and cash equivalents at beginning of period            176,241          955,869
                                                        -----------      -----------
Cash and cash equivalents at end of period              $   441,638      $   81,477
                                                        ===========      ===========
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
   Interest                                             $   530,219      $   501,382
   Inoome taxes                                         $         0      $         0

See notes to the condensed consolidated financial statements

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended November 30, 1995.


Note 2-Financing Arrangements

The Company has an agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which the Company sells its accounts receivable to Rosenthal on a pre-approved non-recourse basis. Under the terms of the agreement, Rosenthal advances funds to the Company on the basis of invoice amounts. Interest on such advances is 1.75% per annum above the prime rate. Additionally, Rosenthal provides inventory financing to the Company based on an advance rate of up to 40% of the inventory value. At August 31, 1996, Rosenthal had advanced the Company approximately $1,300,000 for inventory financing. Interest on such advances is 1.75% per annum above the prime rate. As of August 31, 1996, the prime rate was 8.25%. The Company also pays a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum.

On May 28, 1996, the Company's Canadian subsidiary renegotiated its financing agreement with a Canadian bank. The agreement provides for a revolving loan in the amount of approximately $876,000, with interest payable monthly at 1.25% above the Canadian prime rate. The proceeds of this loan are utilized by the Canadian subsidiary for purchasing inventory and financing day-to-day operations. As of August 31, 1996, there were no borrowings under this facility and the Canadian subsidiary had outstanding letters of credit totalling approximately $674,000. Under the renegotiated financing agreement, the bank also has outstanding to the Canadian subsidiary a term loan in the amount of approximately $350,000 at August 31, 1996, with interest payable monthly at 2.00% above the Canadian prime rate. As of August 31, 1996, the Canadian prime rate was 5.75%. Substantially all of the assets of the Canadian subsidiary have been pledged as security for the revolving line of credit and the term loan. Additionally, the Company has agreed to subordinate its loan to its Canadian subsidiary to the amounts payable to the bank. However, subject to on-going compliance with all other covenants of the agreement, the subordinated loan may be repaid at $22,000 per month starting in July 1996. At August 31, 1996, the subordinated loan amounted to approximately $206,000.

In March 1995, the Company entered into an agreement with Yashiro Co., Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. Interest is payable to Yashiro monthly at 2% above the prime rate. On August 28, 1996, the agreement was amended to, among other things, reduce to the lesser of $1,000,000 or 35% of the book value of all inventory owned by the Company the aggregate amount of trade letters of credit that may be issued thereunder. At August 31, 1996, the Company had outstanding loans under the facility of approximately $879,000 and outstanding letters of credit amounting to approximately $170,000.


Note 3-Net Income (Loss) per Share

Net income (loss) per share of common stock is computed on the basis of the weighted average number of shares outstanding plus the dilutive effect of stock options.

Item 2. Management's Analysis and Discussion Of
        Financial Condition and Results Of Operations


Three and Nine Months Ended August 31, 1996 vs August 31, 1995

Results of Operations

Net sales for the three months ended August 31, 1996 decreased by approximately $241,000 to approximately $7,678,000 as compared to approximately $7,919,000 reported for the comparable period in 1995. Net sales for the Company's Luggage and Backpack Divisions decreased by approximately $413,000 for the three months ended August 31, 1996. The decrease in sales of non-FILA products amounted to approximately $869,000. This decrease is primarily attributable to increases in a direct buy program to certain customers who have purchased approximately $700,000 worth of luggage directly from the Company's suppliers in the Far East during the three months ended August 31, 1996. The Company receives commission and records these "direct buy" transactions as commission income. If these sales had been made from product imported by the Company and then sold to the customers, the net sales of non-FILA product would have been approximately the same for the three months ended August 31, 1996 and 1995. Net sales of FILA product increased by approximately $456,000 for the three months ended August 31, 1996 over the comparable period in 1995. However, included in this increase was the sale of approximately $320,000 of FILA product to FILA at the Company's landed cost. Net sales for the Company's Canadian subsidiary increased by approximately $172,000, primarily due to the continued strong sales of its
Atlantic luggage line. (See below for discussion on recent developments regarding the Atlantic line.) For the three months ended August 31, 1996, the Company's gross profit decreased approximately $341,000 to approximately $1,761,000 from approximately $2,102,000 reported in the comparable period of 1995 and the gross profit percentage decreased to approximately 23% from approximately 26.5% reported in the three months ended August 31, 1995. The decline in the gross profit and gross profit percentage for the three months ended August 31, 1996 was due primarily to 1) the sell-off of the FILA inventory, as discussed below, and 2) lower gross margins realized on the sale of the Company's domestic Luggage line.

Net sales for the nine months ended August 31, 1996 increased by approximately $3,868,000 to approximately $21,894,000 from approximately $18,026,000 reported for the comparable period in 1995. Non-FILA sales decreased by approximately $1,453,000. This decrease is directly attributable to an increase in a direct buy program to certain customers, as discussed above, who have purchased approximately $1,400,000 worth of luggage during the nine months ended August 31, 1996. If the sales had been made from product imported by the Company, the net sales of non-FILA product would have been approximately the same for the nine months ended August 31, 1996 and 1995. Net sales of FILA product increased by approximately $4,971,000 for the nine months ended August 31, 1996 over the comparable period in 1995. Net sales of the Company's Canadian subsidiary increased by approximately $1,796,000 primarily due to continued strong sales of its Atlantic line. Included in the Company's net sales for the nine months ended August 31, 1995 were approximately $1,446,000 in net sales attributable to the Company's former Handbag Division, which was sold in March 1995. The Company's gross profit for nine months ended August 31, 1996 increased by approximately $1,071,000 to approximately $5,619,000 from approximately $4,548,000 reported in the comparable period of 1995 and the gross profit percentage increased to 25.7% from 25.2% reported for the nine months ended August 31, 1995. Gross profit increases resulted primarily from the increased net sales of the Company's licensed products, which generally have higher profit margins than the Company's other product lines. Included in the Company's gross profit for the nine months ended August 31, 1995 was approximately $156,000 attributable to the Company's former Handbag Division.

After extensive negotiations with FILA Sport S.P.A. ("FILA") in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping FILA product under the FILA license on June 30, 1996, subject to certain rights with respect to liquidating the remaining inventory. Net sales of the FILA product for the three and nine months ended August 31, 1996 were approximately $2,445,000 and $8,180,000, respectively, as compared to approximately $1,989,000 and $3,209,000, respectively, reported for the comparable periods of 1995. The Company shipped approximately $6,700,000 of FILA product in fiscal 1996 prior to the June 30, 1996 cut off date. The Company believes that the loss of the FILA trademark may have an adverse effect on the Company's results of operations for the fiscal quarters ended November 30, 1996 and February 28, 1997. However, the Company expects that a significant portion of the net sales of FILA products that would have been realized by the Company during the remaining term of the FILA license will be replaced by sales of other licensed products incorporating the recently-licensed "Perry Ellis", "Skechers", "Gold's Gym", and "Generra" names, symbols and logos. The Company started shipping product under these licenses in the fourth quarter of fiscal 1996 and expects to recoup a significant portion of the lost FILA sales by the end of fiscal 1997. However, future net sales could be negatively impacted if sales from new licenses or increases in sales under existing licenses do not replace the sales of FILA products.

In August 1996, Airway Industries, Inc. ("Airway") notified the Company that it will not renew its license agreement with the Company pursuant to which Sirco International (Canada) Limited, the Company's Canadian subsidiary ("Sirco Canada"), was granted an exclusive license to sell in Canada luggage and luggage related products under the trade name "Atlantic" and "Oleg Cassini" through December 31, 1996. In addition, following receipt of notification from Airway and Douglas Turner, then President of Sirco Canada and a Director of the
Company, that Airway and Mr. Turner had mutually agreed to Airway's future employment of Mr. Turner in its efforts to distribute directly its products in Canada, the Company terminated its employment of Mr. Turner in September 1996. During the nine months ended August 31, 1996 and 1995, the Company's net sales of Airway products amounted to approximately $3,987,000 and $2,191,000, respectively, which represented approximately 18.2% and 12.2%, respectively, of the Company's total net sales for those periods, and approximately 96.8% and 94.5%, respectively, of the total net sales of Sirco Canada for those periods. Sirco Canada earned net profits of approximately $85,000 and $328,000 for the three and nine months ended August 31, 1996 and net profits of approximately $101,000 and $164,000 for the three and nine months ended August 31, 1995. The loss of the Airway license agreement could have an adverse effect on the Company's results of operations for the fiscal year ended November 30, 1997. The Company is currently evaluating various alternatives for its Canadian operations, including, among other alternatives, hiring new management and sales personnel for Sirco Canada in an effort substantially to increase net sales in Canada of certain other licensed products of the Company, the sale of all or a portion of the Company's equity interests in Sirco Canada and the liquidation of Sirco Canada.

Selling, warehouse, and general and administrative expenses decreased approximately $75,000, to approximately $1,523,000 for the three months ended August 31, 1996 from approximately $1,598,000 for the three months ended August 31,1995 and decreased approximately $184,000, to approximately $4,508,000 for the nine months ended August 31, 1996 from approximately $4,692,000 for the nine months ended August 31, 1995. On August 28, 1996, the Company prepaid its obligation to Yashiro under the Non-Competition Agreements entered into between the Company and Yashiro in March 1995. As a result, the restrictive covenant, with a book value of approximately $152,000, was written-off. Included in the Company's expenses reported for the three and nine months ended August 31, 1995 were approximately $36,000 and $721,000, respectively, of expenses attributable to the Company's former Handbag Division.

Included in the Company's operating results for the three and nine months ended August 31, 1995 was a one-time charge of approximately $425,000 attributable to the loss on the sale of the Company's former Handbag Division in March 1995 to Bueno of California, Inc., an affiliate of the Yashiro Company, Inc., the Company's former parent.

Interest expense decreased for the three and nine months ended August 31, 1996 by approximately $23,000 and $80,000, respectively, from the comparable periods in 1995. This decrease is attributable to lower borrowings.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $442,000, and working capital of approximately $1,723,000, at August 31, 1996. During the first nine months of fiscal 1996, the Company's operating activities provided approximately $1,231,000 in cash flow as compared to $1,837,000 in cash flow provided in the comparable period of the prior year.

Investing activities in the nine months ended August 31, 1996, and August 31, 1995 did not significantly impact the Company's cash flows. In fiscal 1996, investing activities used approximately $65,000 of net cash for the purchase of property and equipment. In fiscal 1995, investing activities provided approximately $11,000 of net cash from the sale of property and equipment.

Financing activities for the nine months ended August 31, 1996 used approximately $901,000 of cash. Approximately $928,000 of cash was used to repay short-term debt, and approximately $223,000 of cash was used to repay long-term debt. During the nine months ended August 31, 1996, the Company received $250,000 of proceeds from the issuance of common stock. Financing activities in the nine months ended August 31, 1995 used approximately $2,709,000 of cash. Approximately $2,959,000 was used to repay short-term debt, and approximately $50,000 was used to repay long-term debt. Other financing activities during the nine months ended August 31, 1995, included a $300,000 accrual of non-current expenses.

There were approximately $68,000 in capital expenditures during the first nine months of fiscal 1996. The Company presently anticipates that it will expend an additional $150,000 for capital improvements during fiscal 1996. A substantial portion of capital expenditures are related to the Company's new showroom in New York City.

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

                            SIRCO INTERNATIONAL CORP.


                            PART II-OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

   10.1 Amendment and Termination Agreement, dated as of August 28, 1996, among Yashiro Co., Inc., Yashiro Company Ltd., Yutaka Yamaguchi, Takeshi Yamaguchi, Joel Dupre, Pacific Million Enterprise Ltd., Cheng-Sen Wang, Albert H. Cheng, Sirco International Corp. and Bueno of California, Inc.

   10.2   Amended and Restated Letter of Credit Agreement, dated
          August 28, 1996, between the Company and Yashiro Co.,
          Inc.

   27     Financial Data Schedule.

                  (b)  Reports on Form 8-K

          None.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            Sirco International Corp.





October 15, 1996                         By: /s/ Joel Dupre
                                                 -----------------
Date                                             Joel Dupre
                                                 Chairman of the Board and
                                                 Chief Executive Officer



October 15, 1996                         By: /s/ Gandolfo J. Verra
                                                 ------------------
Date                                             Gandolfo J. Verra
                                                 Controller and Assistant
                                                 Secretary
                                                 (Chief Accounting Officer)