Form 10-K
period 1996-11-30
SIRCO INTERNATIONAL CORP
filed 1997-02-26
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                  to

                           Commission File No. 0-4465
                            SIRCO INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     New York                                            13-2511270
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS employer
incorporation or organization)                         identification no.)

24 Richmond Hill Avenue, Stamford, Connecticut                       06901
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code:      (203) 359-4100

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,538,800.

As of February 15, 1997, there were 1,317,700 shares outstanding of the Registrant's Common Stock.

                                     Part I


Item 1:  - Business


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

The Company sells its products under many trade names, including "Cross Trainer," "Sirco Kids," and "Mondo," all of which are registered. In addition, the Company sells its products under certain trademarked names licensed from others, including "Cherokee," "Dunlop," "Generra," "Gold's Gym," "Hedgren," "Perry Ellis" and "Skechers". See "License Agreements." The Company also designs and manufacturers soft luggage and sports bags on a contract basis for unaffiliated retailers.

Virtually all of the Company's products are manufactured by foreign suppliers in accordance with the Company's design specifications. During the fiscal year ended November 30, 1996, approximately 64% of the Company's products were manufactured in the People's Republic of China. The primary markets for the Company's products are the United States and Canada. Reference is hereby made to
Note 9 of the Notes to Consolidated Financial Statements for information with respect to the amount of net sales, net income (loss) and identifiable assets of the Company's foreign operations. The Company engages in only one line of business and does not consider such business to be divided into "industry segments."

The Company was incorporated in New York in 1964.


Markets and Customers


The Company sells its products primarily to large national retail chain stores, including Target, Sears, Kmart and Wal-Mart, and to regional discount store chains, such as ShopKo, Bradlees and Caldor. The Company also sells to department stores and other specialty stores, including J.C. Penney,
Bloomingdale's and Mervyn's, and to apparel chain stores, such as TJ Maxx/Marshall's and Ross Stores. The Company also sells its products to sporting goods retailers, such as The Sports Authority, and to warehouse clubs, such as Price Costco. The loss by the Company of several of these customers would have an adverse effect on the Company's profitability. However, the Company believes that these customers, if lost, could be partially, if not completely, replaced by others.

During the fiscal years ended November 30, 1996, 1995 and 1994, sales to Target represented approximately 19%, 25% and 22%, respectively, of net sales and sales to Kmart represented approximately 11% of net sales in fiscal 1996. No other customer accounted for more than 10% of net sales in any of such fiscal years.

The Company currently maintains showrooms in New York City and Ontario, Canada. The Company solicits business directly from its customers, using the services of both full-time sales persons and independent sales representatives. The independent sales representatives represent a number of manufacturers or wholesalers other than the Company, and are compensated on a commission basis, typically pursuant to the terms of a non-exclusive sales representative contract. The Company fills orders on the terms and conditions of standard purchase orders it receives from customers.

The Company's percentage of sales by fiscal quarter for the fiscal years ended November 30, 1996, 1995 and 1994 are as follows:

                                    1996              1995              1994
                                    ----              ----              ----
First Fiscal Quarter                23.7%             19.5%             17.1%
Second Fiscal Quarter               27.5              21.3              22.4
Third Fiscal Quarter                27.7              31.9              33.0
Fourth Fiscal Quarter               21.1              27.3              27.5
                                   -----             -----             -----
                                   100.0%            100.0%            100.0%
                                   =====             =====             =====

The Company typically experiences seasonality that yields stronger operating results in the third and fourth quarters, and weaker operating results in the first quarter. This trend did not occur in fiscal 1996 because of new selling markets that the Company was able to pursue in the first and second quarters in conjunction with the termination of a license agreement with FILA Sport S.p.A. (see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.) Operating results in the Company's second fiscal quarter are positively impacted by the strength of the Company's "back to school" business.

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

The Company's design and merchandising department, which includes four full-time employees and is based out of the Company's headquarters, emphasizes creativity and responsiveness to consumer preferences in the development of new products. The design and merchandising department, together with the Company's marketing personnel, evaluates the designs and fashion trends in the marketplace and applies these in its product development. The Company's design and marketing personnel frequently visit customers, suppliers and trade shows and conduct market research to identify developing consumer trends and new product ideas.

The Company's existing customer base continues to be a significant source of sales growth, and the Company remains committed to servicing their production and quality needs. Management believes that the Company's responsiveness to customer needs is widely recognized by retailers.

License Agreements

The Company has licensing agreements with Berkenblad B.V., Dunlop Maxfli Sports Corporation, The Generra Company, Cherokee Inc., Gold's Gym International Inc., Perry Ellis International, Inc. and Skechers USA Inc. Sales by the Company under trademarked names licensed from others accounted for approximately 83%, 65% and 49% of the Company's net sales during the fiscal years ended November 30, 1996, 1995 and 1994, respectively.

The Company's licenses generally entitle the Company to use the names, symbols and logos of the licensors on a non-exclusive basis in the manufacture and sale of the Company's products. All of the Company's licenses call for a royalty to be paid to the licensor based on a percentage of net sales, except for the license with Berkenblad B.V. ("Hedgren"), which is based on a percentage of net purchases. Royalties vary by product and licensor and generally range from 5.0% to 7.0% of net sales. Minimum payments are applied against royalty fees either over the term of the contract or annually, depending on the contract. In addition, the licenses generally require payments by the Company to certain promotional programs sponsored by the licensor.

The Company's license agreements generally have terms of three years. The terms of renewal options are negotiated and vary on a license-by-license basis.

During fiscal 1996, the Company received notification from Airway Industries Inc. ("Airway") that Airway would not renew its License Agreement with the Company pursuant to which Sirco International (Canada) Limited, the Company's Canadian subsidiary ("Sirco Canada"), was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. During the fiscal years ended November 30, 1996, 1995 and 1994, sales of Atlantic product approximated $5,782,000, $3,571,000, and $1,190,000, respectively, which represented approximately 20.8%, 14.4% and 4.3%, respectively, of the Company's total net sales for those periods, and approximately 95.4%, 97.6% and 85.2%, respectively, of the total net sales of Sirco Canada for those periods. Sirco Canada earned approximately $434,000, $269,000, and lost approximately $122,000 in fiscal years ended November 30, 1996, 1995 and 1994, respectively. In addition, following receipt of notification from Airway and Douglas Turner, then the President of Sirco Canada and a Director of the Company, that Airway and Mr. Turner had mutually agreed to Airway's future employment of Mr. Turner in its efforts to distribute directly its products in Canada, the Company terminated its employment of Mr. Turner in September 1996.

The Company believes that the loss of the Airway license agreement may have an adverse effect on the Company's results of operations for the fiscal year ending November 30,1997. However, the Company has made a significant reduction in the fixed overhead of Sirco Canada, and in December 1996, leased substantially all of its warehouse to three tenants, and hired a new president. The Company believes that the sales in Canada of the Atlantic product can be replaced over the next two years by sales of other licensed products, including the recently licensed "Perry Ellis," "Skechers" and "Hedgren" names.

After extensive negotiations with FILA Sport S.p.A. ("FILA"), in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping FILA product under a non-exclusive license with FILA during fiscal 1996. Net sales of the FILA product for the fiscal years ended November 30, 1996, 1995 and 1994 were approximately $8,584,000 (including approximately $482,000 sold to FILA), $5,314,000, and $1,357,000, respectively, or 30.9%,
21.4% and 4.9%, respectively, of the Company's total net sales. Although the loss of the ability to sell product bearing the FILA trademark may have an adverse effect on the Company's results of operations through the fiscal quarter ending August 31, 1997, the Company expects that a significant portion of the sales of FILA product in fiscal 1996, will be replaced in fiscal 1997 with the sales of product bearing the "Perry Ellis," "Skechers," or "Hedgren" labels. However, future net sales could be negatively impacted if sales from new licenses or increases in sales under the existing licenses do not replace the sales of FILA product.

Trademarks

The Company sells products under proprietary trade names and logos, including "Cross Trainer," "Mondo," and "Sirco Kids," all of which are registered in the United States. The Company considers its trademarks to be of considerable value to its business and intends to protect them to the fullest extent practicable. The Company takes all reasonable measures to assure that any product bearing a Company-owned trademark or logo reflects the consistency and quality associated with its products bearing licensed trademarks or logos.

Backlog

A substantial portion of net sales is based on orders for immediate delivery and therefore, backlog is not necessarily indicative of future net sales.

Suppliers

The Company's products are primarily produced by various manufacturers in the People's Republic of China, the Philippines, Taiwan, Thailand and Vietnam. Product made in Vietnam is supplied only to the Company's Canadian subsidiary. Although the simultaneous loss of several of these manufacturers would temporarily adversely affect the Company's business, the Company is of the opinion that generally these manufacturers could be replaced by others. The Company's business could also be adversely affected by a disadvantageous change in the exchange rate of the dollar with certain foreign currencies, by changes in tariffs or import restrictions, as well as political and economic conditions in the countries from which it imports.

For the fiscal years ended November 30, 1996, 1995 and 1994, the Company's products were manufactured in the following countries:

                                    1996              1995              1994
                                    ----              ----              ----
China ....................         63.86%            80.85%            76.20%
Taiwan ...................         17.47              6.87             16.80
Philippines ..............          7.28              3.62              0.35
Thailand .................          3.33              7.31              6.27
Korea ....................          2.91              0.78              0.00
Vietnam ..................          3.76              0.24              0.00
Other ....................          1.39              0.33              0.38
                                  ------            ------            ------
                                  100.00%           100.00%           100.00%
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


Employees


At February 15, 1997, the Company employed 85 employees, of which 84 were employed on a full-time basis and one was employed on a part-time basis, and had approximately 27 independent sales representatives. At such date, approximately 17 of the Company's employees were employed in the Company's executive offices in Stamford, Connecticut; approximately 65 were employed in the Company's warehouse in La Mirada, California; one was employed in the Company's showroom facility in New York, New York; and two were employed in the Company's Canadian showroom and warehouse facilities in Ontario, Canada. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees is good.

Item 2. - Properties


The following table sets forth pertinent facts concerning the Company's material properties at February 15, 1997, all of which are owned or leased by either the Company or one of its subsidiaries:

Property Owned:
---------------

  Location                              Use                      Approximate Square Feet
  --------                              ---                      -----------------------
1321 Blundell Road               Showroom, Offices            35,000 (leases out 34,000 SF)
Mississauga
Ontario, Canada L4Y 1M6

Properties Leased:
------------------
                                                           Approximate      Lease         Annual
  Location                              Use                Square Feet      Expires       Rent(1)
  --------                              ---                -----------      -------       -------
366 Fifth Avenue                 Showroom                    3,340          10/18/06      $ 83,500
New York, NY 10001

24 Richmond Hill Avenue          Executive Offices           7,800           9/14/00      $122,000
Stamford, CT. 06901

16000 Heron Avenue               Warehouse, Offices        116,000(2)        3/31/00      $460,000
La Mirada, CA. 90638


(1) The Company is required to pay its proportionate share of any increase during the term of the lease in real estate taxes and expenses of maintaining the premises computed on the basis of the percentage of the total square footage of the premises occupied by the Company.
(2) Approximately 38,000 square feet of warehouse and office space has been subleased to Bueno of California, Inc., the purchaser of the Company's former handbag division, through the end of the lease term at a rental rate of $10,000 per month, increasing to $17,000 per month in the last year of the lease term.

The Company's owned and leased space is fully utilized for the purposes set forth in the table above under the caption "Use," and believes that its properties are suitable and adequate for the business of the Company.


Item 3. - Legal Proceedings


The Company is not involved in any pending legal proceeding other than non-material ordinary routine litigation incidental to its business.

Item 4. - Submission of Matters To a Vote of Security Holders


         (a) The 1996 Annual Meeting of Shareholders of the Company (the "1996 Annual Meeting") was duly held on October 24, 1996.
         (b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement relating to the 1996 Annual Meeting (the "Proxy Statement"); and (iii) all of such nominees were duly elected.
         (c) Set forth below is a brief description of each other matter voted upon at the 1996 Annual Meeting and the number of affirmative votes and the number of negative votes cast:

                  i)  The  approval  and  adoption of an  amendment  to the 1995
                      Stock Option Plan of the Company. The information contained in the Proxy Statement at pages 6 through 8 under the heading "Proposal to Amend the 1995 Stock Option Plan" is incorporated by reference herein.

                              Votes for................................778,713
                              Votes against............................ 30,975
                              Votes abstaining ........................ 23,114

                  (ii) The approval of the 1996 Restricted Stock Award Plan of the Company. The information contained in the Proxy Statement at pages 8 through 10 under the heading "Proposal to Adopt the 1996 Restricted Stock Award Plan" is incorporated by reference herein.

                              Votes for................................775,463
                              Votes against............................ 29,375
                              Votes abstaining......................... 27,992
         (d)   Not applicable.

                                     Part II


Item 5. - Market for the Company's Common Equity and Related Stockholder Matters

The Common Stock, $.10 par value (the "Common Stock"), of the Company is traded in the over-the-counter market and is quoted on the NASDAQ inter-dealer automated quotations system. The high and low bid quotations for each quarterly period of the Company's last two fiscal years are listed below:

                                                    High              Low
                                                    ----              ---
          Fiscal 1996
          -----------
                   1st  Quarter                    5-1/2             2-1/4
                   2nd Quarter                     5-1/2             3-5/8
                   3rd Quarter                     5                 3-1/8
                   4th Quarter                     4-1/2             2-5/8

          Fiscal 1995
          -----------
                   1st Quarter                     2-3/4             2-1/4
                   2nd Quarter                     2-1/4             1-1/2
                   3rd Quarter                     2                 1-1/4
                   4th Quarter                     2-1/2             1-1/2

(The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.)


As of February 15, 1997, there were 197 holders of record of the Common Stock.


The Company has not declared any cash dividends during the past fiscal year with respect to the Common Stock. The declaration by the Company of any cash dividends in the future will depend upon the determination of the Company's Board of Directors as to whether, in light of the Company's earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so. The Company's current financing arrangements contain certain restrictions regarding the payment of dividends.

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

                                                  Fiscal Years Ended November 30th
                                     1996         1995          1994          1993          1992
                                     ----         ----          ----          ----          ----
                                             (In thousands, except per share amounts)
Earnings Statement:
Net Sales ..................     $ 27,746     $ 24,812      $ 27,600      $ 27,954      $ 30,551

Gross Profit ...............        7,088        6,130         6,067         6,620         8,736

Income (Loss) Before
  Provision for Income Taxes
  and Extraordinary Items ..          925         (996)       (2,435)         (948)            3

Net Income (Loss) ..........          622         (996)       (2,435)         (964)           63

Net Income (Loss) per
    Common Share:
    Primary ................         0.47        (0.82)        (2.01)        (0.79)         0.05

    Fully Diluted ..........         0.46        (0.82)        (2.01)        (0.79)         0.05

Cash Dividends .............         --           --            --            --            --

Balance Sheet:
Working Capital ............     $  1,553     $  1,142      $  1,362      $  4,031      $  4,684

Property, Plant, Equipment .          888          650           773           832           990

Total Assets ...............        9,577       10,003        10,252        11,929        14,255

Long-Term Debt (Less current
  Maturities) ..............          348          590            50           506           557

Stockholders' Equity .......        2,780        1,897         2,898         5,374         6,362


Item 7. - Management's Discussions and Analysis of Financial Condition and Results of Operations



Fiscal Year 1996 Compared to Fiscal Year 1995


Net sales for fiscal year 1996 increased by approximately $2,934,000 to approximately $27,746,000 as compared to approximately $24,812,000 reported in fiscal 1995. Net sales for the Company's luggage and backpack divisions increased by approximately $1,974,000 during fiscal 1996. Net sales reported for the Company's discontinued FILA product line (see below) increased by approximately $3,270,000 to approximately $8,584,000 as compared to approximately $5,314,000 reported in fiscal 1995 while sales for the Company's non-FILA products decreased by approximately $1,296,000 during the same period. Included in the sales increase for FILA was approximately $482,000 of FILA product sold to FILA, of which approximately $320,000 was sold at the Company's cost. The decrease in non-FILA sales is primarily attributable to increases in a direct buy program to certain customers who purchased approximately $3,495,000 worth of the Company's products directly from the Company's suppliers in the Far East. This amount was approximately $1,760,000 higher than the $1,735,000 purchased in fiscal 1995 by these customers. The Company receives commissions on these sales and records these "direct buy" transactions as commission income. If these sales had been made from product imported by the Company and then sold to its customers, the net sales of non-FILA product would have increased by approximately $464,000 during fiscal 1996. Net sales for the Company's Canadian subsidiary increased by approximately $2,402,000 during fiscal 1996 due to strong sales for its discontinued Atlantic luggage line (see below). Included in the Company's net sales for fiscal 1995 were approximately $1,423,000 in net sales attributable to the Company's former handbag division, which was sold on March 20, 1995. The Company's gross profit for fiscal 1996 increased by approximately $958,000 to approximately $7,088,000 from approximately $6,130,000 reported in fiscal 1995 and the gross profit percentage in fiscal 1996 increased to 25.6% from 24.7% reported in fiscal 1995. Included in the Company's gross profit for fiscal 1995 was approximately $81,000 attributable to the Company's former handbag division.

Selling, warehouse, and general and administrative expenses decreased by approximately $371,000 to approximately $5,905,000 from approximately $6,276,000 reported in fiscal 1995. Included in the Company's expenses for fiscal 1995, were approximately $840,000 in expenses directly related to the Company's former handbag division. Selling, warehouse, and general and administrative expenses increased in fiscal 1996 for the Company's luggage and backpack divisions and Canadian operation by approximately $469,000. Included in this increase was the one-time write-off of restrictive covenants, with a book value of approximately $152,000, which resulted from the pre-payment of the Company's obligations to the Company's former parent Yashiro Company, Inc. and its affiliates ("Yashiro") under the Non-Competition Agreements entered into between the Company and Yashiro in March 1995 in connection with the sale of its former handbag division. Additionally, the other major components of this increase in expenses were approximately $150,000 in increased warehouse costs and approximately $120,000 in increased selling expenses.

Included in the Company's operating results for fiscal 1995 was a one-time charge of approximately $425,000 attributable to the loss on the sale of the Company's former handbag division in March 1995 to Bueno of California, Inc., an affiliate of Yashiro.

Interest expense decreased by approximately $94,000 in fiscal 1996 due to lower average borrowings.

Miscellaneous income increased by approximately $127,000 in fiscal 1996 as a result of increases in the Company's "direct buy" business as discussed above.

The income tax provision increased in 1996 by approximately $303,000, primarily due to profits in Canada.

In February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996, subject to certain rights with respect to remaining inventory. The Company believes that the loss of the FILA trademark may have an adverse effect on the Company's results of operations through the fiscal quarter ending August 31, 1997. However, the Company expects that a significant portion of the net sales of FILA products that would have been realized by the Company during the remaining term of the FILA license will be replaced by sales of other licensed products incorporating the recently licensed "Perry Ellis", "Hedgren" and "Skechers" names, symbols and logos.

In August 1996, Airway notified the Company that it would not renew its license agreement with the Company pursuant to which Sirco International (Canada) Limited, the Company's Canadian subsidiary ("Sirco Canada"), was granted an exclusive license to sell in Canada luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In addition, following receipt of notification from Airway and Douglas Turner, then President of Sirco Canada and a Director of the Company, that Airway and Mr. Turner had mutually agreed to Airway's future employment of Mr. Turner in its efforts to distribute directly its products in Canada, the Company terminated its employment of Mr. Turner in September 1996. During fiscal years 1996 and 1995, the Company's net sales of Airway products amounted to approximately $5,782,000 and $3,571,000, respectively, which represented approximately 20.8% and 14.4%, respectively, of the Company's total net sales for those periods and approximately 95.4% and 97.6%, respectively, of the total net sales of Sirco Canada for those periods. Sirco Canada earned net profits after taxes of approximately $434,000 and $269,000, respectively, for fiscal years 1996 and 1995. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. In November 1996, the Company hired a new president to run its Canadian operation and to market the Company's other licensed products in Canada, including its recently licensed "Perry Ellis" and "Hedgren" names. The loss of the Airway license could have an adverse effect on the Company's results of operations for the fiscal year ended November 30, 1997. However, the Company plans to recoup a significant portion of Airway sales from sales of its other licensed products.

The Company continuously evaluates potential licenses and determines the value an individual trade name will add to its product mix. Licensed trade names can help give the Company a marketing advantage with certain retailers over similar products offered by competitors. Two successful trade names, FILA and Atlantic, are no longer available to the Company because the licensors decided to sell product bearing their trade name directly to retail establishments. The Company does not anticipate losing any licenses in fiscal 1997, although the Company may elect to terminate less successful licenses. Even though a licensed name can help the Company sell a product, the Company strives to provide its customers with excellent service and high quality product, regardless of what name is on the product, so that its customers continuously come back to the Company for new names and new products.

Fiscal Year 1995 Compared to Fiscal Year 1994


Net sales for fiscal year 1995 decreased by approximately $2,787,000 to approximately $24,812,000 as compared to approximately $27,600,000 reported in fiscal 1994. The reduction in net sales was primarily attributable to the sale of the Company's handbag division in March 1995, which division accounted for net sales of approximately $9,182,000 in fiscal 1994 as compared to approximately $1,423,000 through the date of its sale in fiscal 1995. This $7,759,000 decrease in fiscal year 1995 net sales was partially offset by increases in net sales for the Company's luggage and backpack division, which increased by approximately $2,871,000, and by increases in the Company's Canadian sales, which increased by approximately $2,263,000.

Although the Company's net sales were lower in fiscal 1995 as compared to fiscal 1994, the Company's overall gross profit in fiscal 1995 increased by $63,000, and the Company's gross profit percentage improved from 22.0% in fiscal 1994 to 24.7% in fiscal 1995. The ability of the Company to increase its gross profit percentage and increase its overall gross profit was primarily attributed to the increased sales of the Company's luggage and backpack division and the Company's Canadian subsidiary, which have higher gross margins than the sales of the former handbag division.

Selling, warehouse, general and administrative expenses decreased by approximately $2,622,000 to approximately $6,276,000 in fiscal 1995 as compared to $8,898,000 in fiscal 1994. The reduction in the above expenses was primarily attributed to (i) the sale of the handbag division, resulting in cost and expenses reductions aggregating approximately $1,600,000 in fiscal 1995, (ii) certain non-recurring charges aggregating approximately $930,000 in the fourth quarter of fiscal 1994, and (iii) management's continuing effort to reduce operating costs.

Interest expense increased by approximately $78,000 from approximately $789,000 in fiscal 1994 to approximately $867,000 in fiscal 1995. The increase in interest expense was primarily attributed to higher average outstanding borrowings during fiscal 1995. Of such increase, approximately $28,000 represented interest expense incurred in connection with the restrictive covenant and severance agreements entered into with the Company's former controlling shareholders.

The Company's sale of its former handbag division in the second quarter of fiscal 1995 resulted in a non-recurring loss of approximately $425,000. Miscellaneous income declined by approximately $693,000 in fiscal 1995 from approximately $1,023,000 in fiscal 1994 to approximately $330,000 in fiscal 1995. This decline was primarily attributable to a one-time income item in fiscal 1994 resulting from the reversal in fiscal 1994 of an accrued expense in the amount of approximately $620,000 related to a potential claim by a former tax exempt bondholder.


Liquidity and Capital Resources

At November 30, 1996, the Company had cash and cash equivalents of approximately $390,000, and working capital of approximately $1,553,000, an increase of approximately $214,000 and $411,000, respectively, over amounts reported at the end of the prior fiscal year.

Net cash provided by (used in) operating activities aggregated approximately $2,044,000, ($1,505,000) and ($441,000) in fiscal years 1996, 1995 and 1994, respectively . The increase of approximately $3,549,000 in net cash provided by operating activities in 1996, as compared to 1995, and the increase in net cash in 1995 as compared to 1994, primarily reflects improved operating results and for 1996 compared to 1995, the increase was also attributable to lower inventory levels being required to generate sales.

Net cash provided by (used in) investing activities aggregated approximately ($332,000), $32,000 and ($110,000) in fiscal years 1996, 1995 and 1994, respectively. The principal uses of cash from investing activities in 1996 was for the renovation of the Company's New York showroom, and in 1994 for the purchase of equipment. In fiscal 1995, the principal source of net cash from investing activities was proceeds from the sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately ($1,503,000), $697,000 and $805,000 in fiscal years 1996, 1995 and 1994, respectively. In fiscal 1996, approximately $1,293,000 of net cash was used to repay short-term debt and approximately $460,000 was used to repay long-term debt. In fiscal 1996, the Company received $250,000 in proceeds from the exercise of stock options. In fiscal years 1995 and 1994, the Company's primary sources of net cash from financing activities were from the proceeds of short-term and long-term borrowings in excess of debt repayments.

In March 1995, the Company entered into an agreement with Yashiro pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. Yashiro charges the Company a handling fee of 3% for each letter of credit that is opened. Interest is payable to Yashiro monthly at 2% above the prime rate. On August 28, 1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the book value of the Company's inventory. At November 30, 1996, the Company was directly indebted to Yashiro for approximately $530,000 and had outstanding letters of credit amounting to approximately $242,000.

At November 30, 1996, the Company had an agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which the Company sold accounts receivable to Rosenthal on a pre-approved non-recourse basis. Under the terms of the agreement, Rosenthal advanced funds to the Company on the basis of invoice amounts. Interest on such advances was 1.75% per annum above the prime rate. Additionally, Rosenthal provided inventory financing to the Company based on an advance rate of up to 40% of the inventory value. At November 30, 1996, Rosenthal had advanced the Company $1,071,000 for inventory financing. Interest on such advances was 1.75% above the prime rate. At November 30, 1996, the prime rate was 8.25%. The Company also paid a factoring commission of .75% of each invoice amount, subject to a minimum of $96,000 per annum. This agreement was terminated by the Company on December 17, 1996.

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift & Loan Association, pursuant to which Coast will make available to the Company a line of credit of $7,000,000 with advances based on 80% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. Under the terms of the agreement, inventory financing is not to exceed $3,000,000, including letters of credit. Interest on the loan is 2% per annum above the prime rate.

In May 1996, Sirco Canada re-negotiated its financing agreement with the National Bank of Canada. The agreement provided for a revolving loan in the amount of approximately $876,000, with interest payable monthly at 1.25% above the Canadian prime rate. Substantially all of the assets of Sirco Canada were pledged as security for the revolving line of credit. At November 30, 1996, Sirco Canada had no borrowings under the revolving line of credit but had outstanding letters of credit totaling approximately $46,000. At November 30, 1996, the Canadian prime rate was 4.75%. Additionally, Sirco Canada has a mortgage on its real property in the amount of approximately $355,000. The mortgage is payable in monthly installments of approximately $3,500 including interest at 10.25% with a balloon payment of approximately $325,000 in the year 2000. In January 1997, the bank advised Sirco Canada that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. In fiscal 1997, the Company will use the letter of credit facility from its financing agreement with Coast to open letters of credit for purchases made directly by Sirco Canada. Management believes that Sirco Canada has adequate working capital to operate without a revolving line of credit.

In fiscal 1996, the Company had approximately $339,000 in capital expenditures, of which approximately $219,000 was spent on renovation of the Company's new New York showroom. Capital expenditures are not expected to be significant in fiscal 1997.

Management believes that the Company's present sources of financing, combined with its present working capital and cash flow from operations, will be sufficient to provide adequate liquidity and meet its capital requirements for the next twelve months.

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

                                    Part III

Item 10. - Directors and Executive Officers of the Company


The following table contains certain information regarding directors and executive officers of the Company as of February 15, 1997.

Name and Position                      Principal Occupation for Past 5 Years and
With the Company                Age   Current Public Directorships or Trusteeships
----------------                ---   --------------------------------------------
Joel  Dupre                     43       Director  since  1990;  Chairman of
                                         the  Board   and  Chief   Executive
                                         Officer of the Company  since March
                                         1995; Executive Vice President from
                                         November  1992 to March  1995 and a
                                         Vice President from 1989 to 1992.

Eric M. Hellige                 42       Director  since 1995 and  Secretary
                                         of the  Company;  Partner  for more
                                         than five years of Pryor,  Cashman,
                                         Sherman  &  Flynn,  counsel  to the
                                         Company.

Richard Pyles                   40       Senior   Vice   President   of  the
                                         Company since November  1996;  Vice
                                         President-Marketing  and Sales from
                                         September  1992 to  November  1996;
                                         Director  of  Marketing  from  June
                                         1990  to  September   1992,   Elkei
                                         Merchandise    Corp.,   a   fashion
                                         accesory trading company.

Paul H. Riss                    41       Director   since  1995,  and  Chief
                                         Financial  Officer and Treasurer of
                                         the Company  since  November  1996;
                                         Chief Financial  Officer of Sequins
                                         International  Inc., a manufacturer
                                         of sequined  fabrics and  trimmings
                                         from  June 1992 to  November  1996;
                                         Chief Financial Officer,  Treasurer
                                         and  Secretary  of   ComponentGuard
                                         Inc., an  administrator of extended
                                         warranty  contracts,   from  August
                                         1990 to June  1992.  ComponentGuard
                                         Inc.    filed   a   petition    for
                                         protection  under Chapter 11 of the
                                         United  States  Bankruptcy  Code in
                                         May 1992.

Eric Smith                      52       Director    since    1988;     Vice
                                         President-General  Manager  of West
                                         Coast  Distribution   Center  since
                                         1983.

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


Item 11. - Executive compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company (Mr. Joel Dupre, the Chairman of the Board and Chief Executive Officer of the Company since March 20, 1995; Mr. Yutaka Yamaguchi, the Chairman of the Board and Chief Executive Officer of the Company prior to March 20, 1995), and all other executive officers of the Company who received more than $100,000 in compensation during fiscal 1996 (collectively referred to as the "Named Executives"):

                                                Summary Compensation Table

                                                                                                  Long Term
                                                     Annual Compensation                   Compensation Awards
---------------------------------------------------------------------------------------------------------------------
                                                                            Other Annual
           Name and                                                         Compensation     Options      All Other
      Principal Position          Year       Salary(s)        Bonus(s)          ($)            (#)       Compensation
----------------------------------------------------------------------------------------------------------------------
Joel Dupre (1)                    1996       $216,667           None           None           40,000         None
  Chairman of the Board           1995        170,000           None           None             None         None
  & Chief Exec. Officer           1994        170,000         $47,776          None             None         None

Yutaka Yamaguchi (2)              1996          None            None           None             None         None
  Former Chairman of the          1995          None            None           None             None         None
  Board & Chief Exec Officer      1994          None            None           None             None         None

Richard Pyles (3)                 1996         98,341           6,000          None           67,500         None
   Senior Vice President          1995         95,025           None           None           10,000         None
                                  1994         93,517           5,000          None             None         None


1. Mr. Dupre held the title of Executive Vice President of the Company during the fiscal year ended November 30, 1994. In March 1995, Mr. Dupre was elected Chairman of the Board and Chief Executive Officer of the Company.
2.   Mr. Yamaguchi  resigned as an officer and director of the Company effective
     January 1, 1995.
3. Mr. Pyles was elected Senior Vice President in November 1996. At all other times, Mr. Pyles served as Vice President-Marketing and Sales of the Company.

Board of Directors Compensation

The Company does not currently compensate directors for service on the Board of Directors.


Employment Agreement

In November 1996, the Company entered into an employment agreement with Paul Riss that provides for the employment of Mr. Riss as Chief Financial Officer of the Company, and his appointment as a director of the Company, through October 31, 1999, subject to certain rights of earlier termination. Pursuant to such agreement, Mr. Riss will be entitled to a base salary of $125,000 per annum, to participate in all bonus and incentive plans of the Company and to certain insurance and automobile allowances and other benefits. In addition, pursuant to such agreement, Mr. Riss received ten-year options to purchase up to 35,000 shares of Common Stock at an exercise price of $2.875 per share, of which 8,750 options vested on the date of grant and 8,750 options will vest on each of the next three anniversaries of the date of the agreement. Upon consummation during the term of such agreement of any debt (other than traditional asset-based lending relationships or other traditional bank or factoring arrangements) or equity financing in which gross proceeds to the Company equal or exceed $1,000,000, the Company will grant to Mr. Riss an additional option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. The agreement also contains confidentiality provisions, and non-competition provisions that survive for a period of two years following the termination of employment if the agreement is terminated by the Company for "cause" (as defined) or by Mr. Riss for "good reason" (as defined) or a period of one year if the agreement is terminated for any other reason.

Option Grant Table


The following table sets forth information as to the options granted to the Named Executives and all other employees during the fiscal year ended November 30, 1996.

                                            Individual Grants
---------------------------------------------------------------------------------------------------------

                                      Percent of
                                         Total                                      Potential Realizable
                        Number of      Options/                                       Value at Assumed
                       Securities       SARs                                       Annual rates of Stock
                       Underlying    Granted to                                    Price Appreciation
                        Options/      Employees     Exercise or                     for Option Term(3)
                         SARs         in Fiscal     Base Price     Expiration
Name                   Granted(1)      Year(2)       ($/Share)      Date            5% ($)       10% ($)
--------------------------------------------------------------------------------------------------------
Joel Dupre .....       40,000(4)        19.2%       $   2.75        02/02/01       $ 30,400     $ 67,200

Yutaka Yamaguchi             --           --             --            --              --           --

Richard Pyles ..       60,000(5)        28.8            2.50        02/02/01         42,000       91,800
                        7,500(6)         3.6            2.75        11/08/01          5,700       12,600
All Other
Employees ......       40,000(5)        19.2            2.50        02/02/01         28,000       61,200
                       35,000(7)        16.8            2.875       11/05/06         63,175      160,475
                       26,000(6)        12.4            2.75        11/08/01         19,760       43,680


(1)  No SAR's were granted by the Company in fiscal 1996.

(2) In fiscal 1996, the Company granted options on 208,500 shares of the Company's Common Stock to ten employees.

(3)  The amounts shown in these two columns  represent the potential  realizable values using the options granted and the exercise price.  The assumed rates
     of  stock  price  appreciation  are  set  by  the  Commission's   executive
     compensation  disclosure  rules and are not intended to forecast the future appreciation of the Company's Common Stock.

(4) Options become exercisable subject to a four year vesting period with 10,000 shares vesting on each of the first, second, third and fourth anniversary dates of the option grant date of February 2, 1996.

(5)  Options become exercisable on the grant date.

(6) Options become exercisable on the first anniversary date of the option grant date of November 8, 1996.

(7) Options become exercisable subject to a three year vesting period, with 8,750 shares vesting on the grant date of November 5, 1996, and on each of the first, second and third year anniversaries of the grant date.

Stock Option Exercises

The following table contains information relating to the exercise of the Company's stock options by the Named Executives in fiscal 1996 as well as the number and value of their unexercised options as of November 30, 1996.

                                    Aggregated Option Exercises in Last Fiscal Year
                                           and Fiscal Year-End Option Values

                                                           Number of Securities
                                                         Underlying Unexercised              Value of Unexercised
                                                               Options at                    In-the-Money Options
                           Shares                         Fiscal Year-End(#)(1)            at Fiscal Year End($)(2)
                         Acquired on      Value        ----------------------------     -----------------------------
Name                     Exercise(#)    Realized($)    Exercisable    Unexercisable     Exercisable     Unexercisable
----                     -----------    -----------    -----------    -------------     -----------     -------------
Joel Dupre ......             --            N/A             --             40,000             --            $35,000

Yutaka  Yamaguchi             --            --              --               --               --               --

Richard Pyles ...           60,000          --            10,000            7,500          $16,250            6,563


(1) The sum of the numbers under the Exercisable and Unexercisable column of this heading represents each Named Executives total outstanding options to purchase the Company's Common Stock.

(2) The dollar amounts shown under the Exercisable and Unexercisable columns of the heading represent the number of exercisable and unexercisable Company options, respectively, which were "In-the-Money" on November 30, 1996, multiplied by the difference between the closing price of the Common Stock on November 30, 1996, which was $3.625 per share, and the exercise price of the Company options. For purposes of these calculations, In-the-Money options are those with an exercise price below $3.625 per share.

Employee Retirement Plan

In June 1995, the Board of Directors of the Company determined to discontinue benefit accruals under the Company's tax qualified Employee Retirement Plan (the "Retirement Plan"). Pursuant to action taken by the Board of Directors at such time, benefits ceased to accrue for all active participants under the Retirement Plan on June 30, 1995. The Retirement Plan is administered by the Board of Directors.

Each of the Company's United States-based employees was eligible to participate in the Retirement Plan. However, effective as of July 1, 1995 and in connection with the Board's action, the Retirement Plan was amended to provide that no additional eligible employees may participate in the Retirement Plan and accrue benefits thereunder. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classification.

                                 Projected Benefits at Retirement
                                         Years of Service

------------------------------------------------------------------------------------------------
                                 15           20            25              30           35
             Salary(1)
------------------------------------------------------------------------------------------------
            $ 20,000         $ 3,750      $ 5,000       $ 6,250        $  7,500      $  8,750
              25,000           4,625        6,250         7,313           9,375        10,938
              30,000           5,625        7,500         9,375          11,250        13,125
              35,000           6,563        8,750        10,938          13,125        15,313
              40,000           7,500       10,000        12,500          15,000        17,500
              50,000           9,980       12,604        15,625          18,750        21,875
              75,000          17,105       22,104        26,948          31,986        37,249
             100,000          24,730       31,604        38,873          46,236        53,874
             125,000          31,355       41,104        50,698          60,406        70,499
             150,000(2)       38,480       50,004        62,573          74,736        87,124
             175,000          45,605       60,104        74,448          88,986       103,749
             200,000          52,730       69,604        86,323         103,236       120,374(3)


(1) The annual benefits shown in the Table are integrated with Social Security and there are no other offsets to benefits.

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

The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: Joel Dupre (11 years), Yutaka Yamaguchi (none) and Richard Pyles (2 years). $150,000 of Mr. Dupre's compensation shown in the Summary Compensation Table was used to compute his projected benefit under the Retirement Plan.

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

Board  of  Directors  Interlocks  and  Insider   Participation  in  Compensation
Decisions

The following former and present members of the Board of Directors were officers of the Company or a subsidiary of the Company during the fiscal year ended November 30, 1996: Joel Dupre, Eric Smith, Douglas Turner, Eric M. Hellige, Paul Riss and Ian Mitchell. Such members participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the fiscal year ended November 30, 1996.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The table on the following page sets forth, as of February 15, 1997, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, and the names and number of shares beneficially owned by all directors of the Company and all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                                 Shares           Percent of
                                                              Beneficially      of Outstanding
         Name and Address                                        Owned            Common Stock
         ----------------                                        -----            ------------
         Joel Dupre(1)                                          693,000             52.2%
         c/o Sirco International Corp.
         24 Richmond Hill Avenue
         Stamford, Connecticut 06901

         Pacific Million Enterprise Ltd. (2)(3)                 133,333             10.1%
         The Gateway, Tower 2, Suite 1807
         25 Canton Road
         Tsimshatsui, Kowloon, Hong Kong

         Joseph Takada(2)(3)                                    133,333             10.1%
         c/o Pacific Million Enterprise Ltd.
         The Gateway, Tower 2, Suite 1807
         25 Canton Road
         Tsimshatsui, Kowloon, Hong Kong

         Cheng-Sen Wang(2)                                      88,889              6.7%
         c/o Kao-Lien International Co., Ltd.
         404 Jen-Air Road 6th Floor, Section 4
         Taipei, Taiwan R.O.C.

         Albert H. Cheng(2)(4)                                  44,444              3.4%
         c/o Constellation Enterprises Co., Ltd.
         199 Chung Ching North Road 11th Floor, Section 3
         Taipei, Taiwan R.O.C.

         Paul Riss(5)                                           18,750              1.4%

         Richard Pyles (6)                                      10,000              less than 1%

         Eric Smith(6)                                          10,000              less than 1%

         Eric M. Hellige                                        0                   0

         All directors and executive officers                   731,750             53.6%
         of the Company as a group (five individuals)

(1) Includes 10,000 shares of Common Stock subject to options which are presently exercisable and 266,666 shares for which Mr. Dupre has the right to exercise sole voting control pursuant to a Voting Agreement dated as of May 1, 1995 (the "Voting Agreement") under which Pacific, Mr. Wang and Mr.
     Cheng granted Mr. Dupre the right to exercise sole voting control with respect to 133,333; 88,889; and 44,444 shares, respectively, held of record by them.

(2)  As a result of the Voting Agreement,  Mr. Dupre, Pacific (together with Mr.
     Takada - see Note 2), Mr. Wang and Mr. Cheng may be deemed to be a "group" within the meaning of Section 13d-3 of the Securities Exchange Act of 1934, and, therefore, deemed to beneficially own an aggregate of 681,000 shares of Common Stock.

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

(5) Consists of 18,750 shares of Common Stock subject to options which are presently exercisable.

(6) Consists of 10,000 shares of Common Stock subject to options which are presently exercisable


Item 13. - Certain Relationships and Related Transactions

Mr. Joseph Takada, the beneficial owner of approximately 10.1% of the outstanding shares of Common Stock, is the Managing Director of Ideal Pacific Ltd, ("Ideal"), the Company's manufacturing agent in Hong Kong. During the fiscal year ended November 30, 1996, the Company paid aggregate commissions of approximately $467,000 to Ideal. Mr. Cheng-Sen Wang, the beneficial owner of approximately 6.7% of the outstanding shares of Common Stock, is the Managing Director of Kao-Lien International Co., Ltd., ("Kao-Lien"), the Company's manufacturing agent in Taiwan. During the fiscal year ended November 30, 1996, the Company paid aggregate commissions of approximately $319,000 to Kao-Lien. Mr. Albert Cheng, the beneficial owner of 3.4% of the outstanding shares of Common Stock, is the President of Constellation Enterprise Co., Ltd. ("Constellation"). During the fiscal year ended November 30, 1996, the Company purchased approximately $355,000 of luggage and backpack products and $30,000 of product equipment from Constellation.

Eric M. Hellige, a director of the Company, is a member of Pryor, Cashman, Sherman & Flynn, counsel to the Company ("Pryor, Cashman"). Fees paid by the Company to Pryor, Cashman for legal services rendered during the fiscal year ended November 30, 1996 did not exceed 5% of such firm's or the Company's revenues.

The Company believes that all purchases from affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.    Financial Statements.
         2.    Financial Statement Schedules
         3.    Exhibits

               (3)(a) Certificate of Incorporation,  as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2- 34436.

               (b) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.

               (c) Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.

               (d) Certificate of amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

               (e)    By-laws, amended and restated as of December, 1996.

               (10) (a) Amended Letter of Credit Agreement, dated August 28, 1996, between the Company and Yashiro Co., Inc., incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996.

               (b) Lease Agreement dated February 14, 1990 between Oro-May-Broward Investment Company and the Company for property located in La Mirada, California, incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended November 30, 1989, as amended.

               (c) Sirco International Corp. 1995 Stock Option Plan, incorporated by reference to Exhibit 10(I) to the Company's Annual Report on Form 10-K for the year ended November 30, 1995, as amended.

               (d) Amendment and Termination Agreement, dated as of August 28, 1996, among Yashiro Co., Inc., Yashiro Company, Ltd., Yutaka Yamaguchi, Takeshi Yamaguchi, Joel Dupre, Pacific Million Enterprise Ltd., Cheng-Sen Wang, Albert H. Cheng, Sirco International Corp. and Bueno of California, Inc., incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 31, 1996.

               (e) Sirco International Corp. 1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1996.

               (f) Employment Agreement, dated November 5, 1996 between the Company and Paul Riss.

               (g) Loan and Security Agreement, dated December 16, 1996, between Sirco International Corp. and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association.

               (22) Subsidiaries of Company - The significant subsidiaries of Company, all of which are wholly-owned by Company and included in its consolidated financial statements, are as follows:

      Name                                          Country of Organization
      ----                                          -----------------------

      Sirco Industries, Limited                          Hong Kong
      Sirco International (Canada) Limited               Canada

               (23.1) Consent of Nussbaum, Yates & Wolpow, P.C.

               (23.2) Consent of Ernst & Young LLP

               (23.3) Consent of Deloitte & Touche

               (27)   Financial Data Schedule.

               (b)    Reports on Form 8-K.

                      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 1997.



                                          SIRCO INTERNATIONAL CORP.
                                                         (Company)



                                          By:/s/ Joel Dupre
                                          --------------------
                                          Joel Dupre, Chairman of the Board and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 Signature                             Title                                      Date
 ---------                             -----                                      ----
/s/ Joel Dupre                    Chairman  and  Chief  Executive               February 26, 1997
--------------                    Officer (Principal Executive Officer)
Joel Dupre


/s/ Paul Riss                     Chief Financial Officer and Director          February 26, 1997
-------------                     (Principal Financial and
Paul Riss                         Accounting Officer)


/s/ Eric M. Hellige               Director                                      February 26, 1997
-------------------
Eric M. Hellige


/s/ Eric Smith                    Director                                      February 26, 1997
--------------
Eric Smith

                                    FORM 10-K
                              ITEM 14(a)(1) AND (2)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following consolidated financial statements of Sirco International Corp. and Subsidiaries are included in Item 8:

    Consolidated Balance Sheets - November 30, 1996 and 1995

    Consolidated Statements of Operations - Years ended November 30,
       1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity - Years ended
       November 30, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows - Years ended November 30,
       1996, 1995 and 1994

    Notes to Consolidated Financial Statements - Years ended November
       30, 1996, 1995 and 1994

The following consolidated financial statement schedules of Sirco International Corp. and Subsidiaries are included in Item 14(d):

    Schedule I - Condensed Financial Information of the Registrant (Parent)

    Schedule II - Valuation and Qualifying Accounts - Years ended
       November 30, 1996, 1995 and 1994



All other schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

[Company Logo]
Nussbaum Yates & Wolpow, P.C.
--------------------------------------------------------------------------------
Certified Public Accountants
                                       445 BROAD HOLLOW ROAD, MELVILLE, NY 11747
                                            (516) 845-5252    FAX (516) 845-5279




                         Report of Independent Auditors


The Board of Directors and Shareholders
Sirco International Corp.

We have audited the accompanying consolidated balance sheets of Sirco International Corp. and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sirco International (Canada) Limited, subsidiary of Sirco International Corp., which statements reflect total assets of approximately $2,851,000 and $2,213,000 as of November 30, 1996 and 1995, and net sales of approximately $6,062,000 and $3,660,000 for the years ended
November 30, 1996 and 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for that subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirco International Corp. and its subsidiaries as of November 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule I and Schedule II for the years ended November 30, 1996 and 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


                                                /s/NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 7, 1997

                         Report of Independent Auditors

The Board of Directors and Shareholders
Sirco International Corp.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Sirco International Corp. and Subsidiaries for the year ended November 30, 1994. Our audit also included the financial statement schedule for the year ended November 30, 1994 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Sirco International (Canada) Limited, subsidiary of Sirco International Corp., which statements reflect net sales of approximately $1,397,000 for the year ended November 30, 1994. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to data included for that subsidiary, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sirco International Corp. International Corp. and its Subsidiaries for the year ended November 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audit and report of other auditors, the related financial statement schedule, when considered in relation to the basic financial; statements taken as a whole, present fairly in all material respects information set forth therein.


                                                            /s/ERNST & YOUNG LLP

New York, New York
February 17, 1995

Deloitte & Touche
[Company Logo]
                              Chartered Accountants

                              1 City Centre Drive      Telephone: (905) 803-5100
                              Suite 1100               Facsimile: (905) 803-6101
                              Mississauga, Ontario, L5B 1M2

Auditors' Report

To the Shareholder of
Sirco International (Canada) Limited

We have audited the balance sheets of Sirco International (Canada) Limited as at November 30, 1996 and 1995 and the statements of operations, and retained earnings and changes in financial position for each of the years in the three year period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three year period ended November 30, 1996 in accordance with generally accepted accounting principles.


/s/Deloitte & Touche
Chartered Accountants

December 18, 1996

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1996 AND 1995

                                     ASSETS
                                    (Note 2)


                                                            1996            1995
                                                       -----------     -----------
Current assets:
    Cash and cash equivalents ....................     $   390,043     $   176,241
    Accounts receivable, trade - net of allowance
       of  $276,000 and $286,000 in 1996 and 1995
       and including $1,244,000 and $1,286,000,
       net of advances, due from factor in 1996
       and 1995, respectively (Note 11) ..........       2,825,764       2,184,468
    Inventories ..................................       4,406,066       5,762,828
    Prepaid expenses .............................         256,134         257,809
    Other current assets (Note 13) ...............         123,245         276,815
                                                       -----------     -----------
                         Total current assets ....       8,001,252       8,658,161
                                                       -----------     -----------

Property, plant and equipment - at cost:
    Land .........................................         210,672         208,826
    Building .....................................         503,599         499,186
    Machinery and equipment ......................         841,455         728,299
    Automobiles and trucks .......................            --             7,241
    Leasehold improvements .......................         311,441         334,342
                                                       -----------     -----------
                                                         1,867,167       1,777,894
    Less accumulated depreciation and amortization         979,457       1,128,045
                                                       -----------     -----------

                                                           887,710         649,849
                                                       -----------     -----------

Other assets (Notes 10 and 13) ...................         147,402         154,233
                                                       -----------     -----------

Investment in and advances to subsidiary (Note 12)         540,497         540,497
                                                       -----------     -----------

                         Total assets ............     $ 9,576,861     $10,002,740
                                                       ===========     ===========

                                   (Continued)

See accompanying notes to consolidated financial statements.

                               SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                       NOVEMBER 30, 1996 AND 1995

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             1996              1995
                                                                        ------------      ------------
Current liabilities:
    Loans payable to financial institutions (Note 2) ..............     $  1,071,000      $  2,323,279
    Short-term loan payable to former related parties
       (Note 8) ...................................................          529,821           571,205
    Current maturities of long-term debt (Notes 5
       and 13) ....................................................            6,735           222,119
    Accounts payable ..............................................        2,919,511         2,866,658
    Accrued expenses and taxes ....................................        1,920,897         1,532,253
                                                                        ------------      ------------
                         Total current liabilities ................        6,447,964         7,515,514
                                                                        ------------      ------------

Long-term debt, less current maturities (Notes 5
    and 13) .......................................................          348,401           590,298
                                                                        ------------      ------------

Commitments and contingencies (Notes 2, 4 and 15)

Stockholders' equity (Notes 2 and 14):
    Common stock, $.10 par value; 10,000,000
       shares authorized, 1,315,200 and 1,215,200
       shares issued in 1996 and 1995 .............................          131,520           121,520
    Preferred stock, $.10 par value; 1,000,000 shares
       authorized, none issued
    Capital in excess of par value ................................        4,267,534         4,027,534
Retained earnings (deficit) .......................................       (1,019,367)       (1,641,603)
    Treasury stock at cost, 5,500 shares ..........................          (27,500)          (27,500)
    Accumulated foreign currency translation
       adjustment .................................................         (571,691)         (583,023)
                                                                        ------------      ------------

                         Total stockholders' equity ...............        2,780,496         1,896,928
                                                                        ------------      ------------

                         Total liabilities and stockholders' equity     $  9,576,861      $ 10,002,740
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                              SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                         1996              1995              1994
                                                    ------------      ------------      ------------
Net sales .....................................     $ 27,745,955      $ 24,812,147      $ 27,599,536
Cost of goods sold ............................       20,657,633        18,682,304        21,532,520
                                                    ------------      ------------      ------------
Gross profit ..................................        7,088,322         6,129,843         6,067,016

Selling, warehouse, general and adminis-
    trative expenses ..........................        5,905,152         6,276,379         8,898,288
                                                    ------------      ------------      ------------

Income (loss) from operations .................        1,183,170          (146,536)       (2,831,272)

Interest expense ..............................          772,812           866,597           789,109
Interest income ...............................          (58,214)         (111,710)         (162,243)
Loss on sale of handbag division ..............             --             425,163              --
Commission and other income, net ..............         (456,873)         (330,087)       (1,023,113)
                                                    ------------      ------------      ------------

Income (loss) before provision for income taxes          925,445          (996,499)       (2,435,025)

Provision for income taxes ....................          303,209              --                --
                                                    ------------      ------------      ------------

Net income (loss) .............................     $    622,236      ($   996,499)     ($ 2,435,025)
                                                    ============      ============      ============

Earnings (loss) per common and common
equivalent share:
    Primary:...................................     $        .47      ($       .82)     ($      2.01)
                                                    ============      ============      ============
    Assuming full dilution.....................     $        .46      ($       .82)     ($      2.01)
                                                    ============      ============      ============

Shares used in computing earnings (loss) per
common and common equivalent share:
    Primary:...................................     $  1,334,251         1,209,700         1,209,700
                                                    ============      ============      ============
    Assuming full dilution.. ..................        1,339,157         1,209,700         1,209,700
                                                    ============      ============      ============

See accompanying notes to consolidated financial statements.

                                           SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




                                      Common Stock                Capital        Retained                           Currency
                                 Number of                     In Excess of     Earnings           Treasury        Translation
                                  Shares          Amount        Par Value       (Deficit)            Stock         Adjustment
                                  ------          ------        ---------       ---------            -----         ----------
Balance, November 30, 1993       1,215,200     $   121,520     $ 4,027,534     $ 1,789,921             --        ($  565,455)

   Net loss ..............            --              --              --        (2,435,025)            --               --
   Purchase of Treasury
     stock - 5,500 shares             --              --              --              --        ($   27,500)            --
   Currency translation
     adjustment ..........            --              --              --              --               --            (12,948)
                                 ---------     -----------     -----------     -----------      -----------      -----------
Balance, November 30, 1994       1,215,200         121,520       4,027,534        (645,104)         (27,500)        (578,403)

   Net loss ..............            --              --              --          (996,499)            --               --
   Currency translation
     adjustment ..........            --              --              --              --               --             (4,620)
                                 ---------     -----------     -----------     -----------      -----------      -----------
Balance, November 30, 1995       1,215,200         121,520       4,027,534      (1,641,603)         (27,500)        (583,023)

   Net income ............            --              --              --           622,236             --               --
   Exercise of stock
     options .............         100,000          10,000         240,000            --               --               --
   Currency translation
     adjustment ..........            --              --              --              --               --             11,332
                                 ---------     -----------     -----------     -----------      -----------      -----------
Balance, November 30, 1996       1,315,200     $   131,520     $ 4,267,534     ($1,019,367)     ($   27,500)     ($  571,691)
                                 =========     ===========     ===========     ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                                SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994


                                                                1996            1995             1994
                                                           -----------      -----------      -----------
Operating activities:
Net income (loss) ....................................     $   622,236      ($  996,499)     ($2,435,025)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization ...................         254,321          195,634          152,849
     Loss on sale of handbag division (see Note 13) ..            --            425,163             --
     Provision for losses on accounts receivable
       and other assets ..............................          32,000          128,000          560,000
     Write-off of other current assets ...............            --               --            499,000
     (Gain) loss on sale of property, plant and
       equipment .....................................          (1,601)             525             --
     Changes in operating assets and liabilities:
       Accounts receivable ...........................        (663,322)        (477,148)       1,021,724
       Inventories ...................................       1,354,698       (2,432,693)        (256,443)
       Prepaid expenses ..............................           1,643           62,525           80,901
       Other current assets ..........................           1,134          157,707           59,280
       Other assets ..................................           6,967           74,800         (120,053)
       Accounts payable and accrued expenses .........         121,671        1,357,217           (3,888)
       Income taxes ..................................         314,425             --                700
                                                           -----------      -----------      -----------
Net cash provided by (used in) operating activities ..       2,044,172       (1,504,769)        (440,955)
                                                           -----------      -----------      -----------

Investing activities:
   Purchases of property, plant and equipment ........        (339,179)         (30,195)        (110,036)
   Proceeds from sale of property, plant and equipment           7,038            1,605             --
   Cash inflow from agreement to sell subsidiary .....            --             60,296             --
                                                           -----------      -----------      -----------

Net cash provided by (used in) investing activities ..        (332,141)          31,706         (110,036)
                                                           -----------      -----------      -----------



                                                (Continued)

See accompanying notes to consolidated financial statements.

                                    SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                                1996             1995             1994
                                                             ----------      -----------      -----------
Financing activities:
   Repayment of loans payable to financial institutions
     and short-term loans payable to related parties ..     ($1,258,197)     ($1,761,501)     ($  746,608)
   Proceeds from short-term borrowings ................            --          2,506,995             --
   Proceeds from long-term debt .......................            --            357,455        1,579,263
   Repayment of long-term debt ........................        (460,301)        (441,440)            --
   Purchase of treasury stock .........................            --               --            (27,500)
   Proceeds from (repayment of) officer loan ..........         (35,000)          35,000             --
   Proceeds from exercise of stock options ............         250,000             --               --
                                                             ----------      -----------      -----------
Net cash provided by (used in) financing activities ...      (1,503,498)         696,509          805,155
                                                             ----------      -----------      -----------

Effect of exchange rate changes on cash ...............           5,269           (3,074)          (1,211)
                                                             ----------      -----------      -----------

Increase (decrease) in cash and cash equivalents ......         213,802         (779,628)         252,953

Cash and cash equivalents at beginning of year ........         176,241          955,869          702,916
                                                             ----------      -----------      -----------
Cash and cash equivalents at end of year ..............     $   390,043      $   176,241      $   955,869
                                                            ===========      ===========      ===========
Cash paid during the year for:
   Interest ...........................................     $   675,006      $   836,437      $   780,482
   Income taxes .......................................     $      --        $      --        $      --

Supplemental disclosure of non-cash investing and financing activities:

On March 20, 1995, the Company sold inventory of its handbag division with a book value of $1,889,368 for a sales price of $1,700,431 to Bueno of California, Inc. Substantially all of the sales price was not received in cash, but was offset by the Company against the repayment of indebtedness of the Company to Bueno's parent company, Yashiro Co., Inc.


See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994


1.     Description of Business and Summary of Accounting Principles

       Description of Business and Concentration of Credit Risk

       The Company is a wholesaler of children's bags, tote bags, sport bags, backpacks, soft luggage and related products generally under trademarked names and licensed from others principally in the United States and Canada (see Note 15). The principal markets for the Company's products are the large national retail chain stores, department stores, specialty stores and sporting goods retailers. Prior to the sale of its handbag division on March 20, 1995, the Company also was a wholesaler of handbags (see Note 13).

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

       Income Taxes

       Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As permitted under SFAS 109, the Company had elected not to restate the financial statements of prior years. Application of SFAS 109 resulted in the recognition of a net deferred tax asset as of December 1, 1993, of

1.     Description of Business and Summary of Accounting Principles (Continued)

       approximately $1,900,000 primarily due to net operating loss carryforwards, reserves for doubtful accounts, certain accrued expenses, capitalization of inventory costs, depreciation and the agreement to sell a subsidiary being treated as an installment sale for tax purposes (see
       Note 12). The Company also recorded a valuation allowance of approximately $1,900,000 due to uncertainty about the realizability of this asset. Therefore, there was no effect on the Company's financial statements as of December 1, 1993 from the adoption of SFAS 109.

       Income taxes have not been provided on undistributed earnings of foreign subsidiaries, which amount to approximately $3,080,000 as of November 30, 1996 because the Company expects to reinvest these earnings in the business of subsidiaries.

       Income (Loss) Per Share

       Income  (loss)  per share is  calculated  based on the  weighted  average
       number  of  common  shares  and  in  1996,  common   equivalent   shares,
       outstanding.

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

       Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

            Cash and Cash Equivalents

            The carrying amount approximates fair value because of the short maturity of those instruments.

            Investments and Advances to Subsidiary

            The fair value of investments in and advances to subsidiary is estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount approximates its fair value.

1.     Description of Business and Summary of Accounting Principles (Continued)

            Long-Term Debt

            The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

       Future Effect of Recently Issued Accounting Pronouncement

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which will be effective for the Company beginning December 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share beginning in fiscal 1997.

2.     Loans Payable to Financial Institutions

       On October 31, 1995,  the Company  amended its factoring  agreement  (see
       Note 11) whereby it could borrow up to 40% (as amended) of the value of its finished goods inventory. Interest is at prime plus 1.75% per annum (10% at November 30, 1996). Borrowings are collateralized by the inventory. The Company had outstanding $1,071,000 and $2,000,000 as of November 30, 1996 and 1995 under this agreement.

       On December 17, 1996, the aforementioned factoring agreement was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined), up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 17, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, limited to transactions with employees, directors and consultants pursuant to terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000.

       On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provides for a revolving loan and letter of credit financing in the amount of the lesser of $525,000 or the sum of a percentage of accounts receivable (as defined), 50% of letters of credit outstanding, and 25% of eligible finished goods inventory (as defined) with interest payable monthly at 1.25% above the Canadian prime rate. In May 1996, the agreement was amended to increase the revolving loan to approximately $876,000. As of November 30, 1996, the Canadian prime rate was 4.75%. As of November 30, 1996 and 1995, $-0-and $323,279 was outstanding, respectively, under this agreement in direct borrowings. As of November 30, 1996 and 1995, there were outstanding letters of credit in the amount of $46,000 and $88,000, respectively. In January 1997, the Company received notification from the Canadian bank that the revolving loan agreement was terminated. In August 1995, the bank also refinanced a real property mortgage of approximately $368,000 and a term loan of approximately $105,000. The mortgage is payable in monthly installments of approximately $3,500 including interest at 10.25% with a balloon payment of approximately $325,000 in the year 2000. The term loan bore interest at 1.5% above the Canadian prime rate and was due and paid in June 1996. Substantially all of the assets of the Canadian subsidiary have been pledged as collateral for the above loans. The Canadian subsidiary has agreed to certain financial covenants (current ratio, debt-to-equity ratio, debt service coverage) and not to pay dividends to the parent.

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

3.     Income Taxes

       At November 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $3,300,000 expiring in the years 2001 through 2010. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,600,000 of net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. A net operating loss of approximately $700,000 generated during the year ended November 30, 1995 is available in addition to the annual limitation.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1996 and 1995 are as follows:

                                                       1996             1995
                                                   -----------      -----------
Deferred tax assets:
  Net operating loss carryforwards ...........     $ 1,360,000      $ 1,460,000
  Allowance for doubtful accounts and accruals         483,000          610,000
  Inventory cost capitalization ..............          90,000          110,000
  Depreciation ...............................         110,000          120,000
                                                   -----------      -----------
                                                     2,043,000        2,300,000
Deferred tax liabilities:
   Installment sale of investment ............         (60,000)         (60,000)
                                                   -----------      -----------
                                                     1,983,000        2,240,000
Valuation allowance ..........................      (1,970,000)      (2,240,000)
                                                   -----------      -----------

Net deferred tax assets ......................     $    13,000      $        --
                                                   ===========      ===========

The valuation allowance at November 30, 1994 was $2,840,000.

The following is a reconciliation of the tax provisions for the three years ended November 30, 1996 with the statutory Federal income tax rates:

                                                      Percentage of Pre-Tax Income
                                                       1996       1995       1994
                                                       -----     -------    ------
Statutory Federal income tax rate ...................  34.0%     (34.0)%    (34.0)%
State and local income taxes, net of
  Federal income tax benefit ........................    .2         --         --
Differences in foreign and U.S. tax rates ...........  11.6
Utilization of United States net operating
  loss carryforwards ................................  (7.1)
Utilization of foreign tax loss carryforwards .......  (6.8)      (7.8)        --
Operating losses generating no current tax
  benefit:
    United States ...................................    --       37.8       31.3
    Foreign .........................................    --        1.6        1.9
Other items, net ....................................    .9        2.4         .8
                                                       -----     -------    ------
                                                       32.8%        -- %       -- %
                                                       =====     =======    ======

4.     Pension Plans

       The Company has a defined benefit plan covering substantially all of its domestic employees. The benefits provided are primarily based upon years of service and compensation, as defined. The Company's funding policy is to contribute annually the minimum amount required to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of investments in money market funds.

       Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment. The Company recognized a curtailment gain of approximately $112,500 in accordance with Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

       Net periodic pension cost (gain) (exclusive of the curtailment gain in 1995) included the following components:

                                                          Year Ended November 30,
                                                      1996          1995          1994
                                                   --------      --------      --------
Service cost - benefits earned in current year         --        $ 39,355      $ 62,711
Interest cost on projected benefit obligation      $ 53,707        54,221        53,733
Return on assets .............................      (69,235)      (71,434)      (66,109)
Net amortization and deferral ................       (6,199)      (12,198)       (4,452)
                                                   --------      --------      --------
                                                   ($21,727)     $  9,944      $ 45,883
                                                   ========      ========      ========

Following is a summary of significant actuarial assumptions used:

                                                               November 30,
                                                         1996      1995       1994
                                                         ----      ----       ----
Weighted average discount rates .................        7.5%      7.5%       7.25%
Rates of increase in compensation levels ........        5.0%      5.0%       5.0%
Expected long-term rate of return on assets .....        8.0%      8.0%       8.0%

       The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                                 November 30,
                                                             1996           1995
                                                          ---------      ---------
Accumulated benefit obligation, including vested
  benefits of $758,758 and $742,330 at
  November 30, 1996 and 1995, respectively ..........     ($766,797)     ($745,493)
                                                          =========      =========
Projected benefit obligation for service rendered
  to date ...........................................     ($766,797)     ($745,493)
Plan assets at fair value, primarily money market
  funds .............................................       830,636        868,442
                                                          ---------      ---------
Plan assets in excess of projected benefit obligation        63,839        122,949
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions ............................        (8,773)       (85,498)
Unrecognized net asset being amortized over
  13 years from December 1, 1987 ....................       (16,327)       (20,439)
                                                          ---------      ---------

Prepaid pension cost ................................     $  38,739      $  17,012
                                                          =========      =========

5.     Long-Term Debt

       Long-term debt consists of the following:

                                                           1996           1995
                                                         --------       --------
Subsidiary mortgage payable (see Note 2) .........       $355,136       $357,975

Subsidiary term loan (see Note 2) ................           --           56,092

Restrictive covenant obligation (see Note 13) ....           --          198,350

Severance agreement with former shareholders
   (see Note 13) .................................           --          200,000
                                                         --------       --------
                                                          355,136        812,417
Less current maturities ..........................          6,735        222,119
                                                         --------       --------

                                                         $348,401       $590,298
                                                         ========       ========


       Principal payments are due as follows:

             Year ended November 30,
                   1997                        $  6,735
                   1998                           7,459
                   1999                           8,260
                   2000                         332,682
                                               --------
                                               $355,136
                                               ========

6.     Commitments

       The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense, charged to operations, was $659,000, $725,000 and $825,000 in 1996, 1995 and 1994, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities. A portion of one warehouse facility is subleased to a subsidiary of Yashiro (see Note 8) under a sublease which expires in May, 2000. Total minimum sublease rentals to be received in the future amounted to $517,000 at November 30, 1996.

       The minimum annual rental commitments exclusive of sublease rentals under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

             Year ended November 30,
                   1997                        $    687,000
                   1998                             688,000
                   1999                             726,000
                   2000                             465,000
                   2001                             157,000
                   Thereafter                       404,000
                                               ------------
                                               $  3,127,000
                                               ============


       The Company has entered into various licensing agreements under which it has obtained the right to market children's bags, tote bags and related products with trade names. The terms of such agreements vary through June 1999. The agreements provide for royalties based upon net sales with certain stated minimum annual amounts. The amount of future minimum royalties aggregate approximately $1,490,000 at November 30, 1996. Royalty expense amounted to $1,160,000, $937,000 and $883,000 in 1996,
       1995 and 1994, respectively. As of November 30, 1996 and 1995, approximately $471,000 and $480,000, respectively, had been accrued for unpaid royalties.

       During fiscal 1996, the Company modified its agreement with a licensor whereby the Company ceased to ship its product under this license after June 30, 1996. Sales of this licensed product amounted to approximately 29% and 21% of the Company's net sales in 1996 and 1995.


7.     Miscellaneous Income

       Accrued expenses at November 30, 1993 included $620,000 related to a claim by a former tax-exempt bondholder. Management believes that it is remote that the Company would be required to pay this claim and, accordingly, miscellaneous income for 1994 includes the reversal of this accrual.


8.     Related Party Transactions

       On March 20, 1995, the Company entered into a Letter of Credit Agreement with Yashiro Co. Inc. (together with its affiliates "Yashiro"), which prior to March 20, 1995, owned approximately 56% of the Company, to provide for short-term financing for import purchases. Pursuant to this agreement, Yashiro has agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000, or 35% of the Company's inventory. Amounts borrowed under this agreement are repayable 100 days after delivery of the goods. On August 28, 1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the Company's inventory. In addition to interest, which is payable monthly at 2% above the prime rate, Yashiro is paid a handling fee of 3% of the cost of the goods. The Company, prior to March

       20, 1995, had a product supply agreement with Yashiro whereby the Company was free to purchase goods from other suppliers if it could do so on more favorable terms. The Company purchased $9,000 of goods from Yashiro in 1994 and none thereafter. The Company's liability to Yashiro was approximately $530,000 and $536,000 at November 30, 1996 and 1995 and had outstanding letters of credit approximately $242,000 at November 30, 1996. In fiscal 1996, 1995 and 1994, interest and handling and other fees paid to Yashiro amounted to approximately $105,000, $417,000 and $300,000, respectively.

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

       During the years ended November 30, 1996, 1995 and 1994, the Company purchased approximately $-0-, $734,000 and $3,489,000, respectively, of handbags and accessories from an affiliate of Yashiro. In addition, approximately $21,000 was paid to this affiliate for services rendered during the year ended November 30, 1994.

       During the years ended November 30, 1996 and 1995, the Company purchased approximately $355,000 and $193,000 of luggage and backpack products from a related party.

       During the years ended November 30, 1996, 1995 and 1994, the Company paid approximately $786,000, $602,000 and $245,000, respectively, as buying commissions to related parties.

       As of November 30, 1995, short-term loans payable to related parties included a $35,000 demand loan from the Company's Chairman and Chief Executive Officer that bore interest at 6%. The loan was repaid in 1996.

9.     Segment Reporting

                                                            United                                Hong
                                       Consolidated         States           Canada               Kong
                                       ------------         ------           ------               ----
                                                                          (See Note 15)
Year ended November 30, 1996:
   Net sales .....................     $ 27,745,955      $ 21,683,680      $  6,062,275      $       --
                                       ============      ============      ============      ============
   Net income (loss) and income
       (loss) before provision for
          income taxes ...........     $    925,445      $    193,752      $    735,747      ($     4,054)
                                       ============      ============      ============      ============
   Identifiable assets ...........     $  9,576,861      $  6,724,377      $  2,850,942      $      1,542
                                       ============      ============      ============      ============

Year ended November 30, 1995:
   Net sales .....................     $ 24,812,147      $ 21,132,714      $  3,660,079      $     19,354
                                       ============      ============      ============      ============
   Net income (loss) and income
       (loss) before provision for
          income taxes ...........     ($   996,499)     ($ 1,154,408)     $    269,488      ($   111,579)
                                       ============      ============      ============      ============
   Identifiable assets ...........     $ 10,002,740      $  7,780,427      $  2,213,154      $      9,159
                                       ============      ============      ============      ============

Year ended November 30, 1994:
   Net sales .....................     $ 27,599,536      $ 26,039,666      $  1,397,411      $    162,459
                                       ============      ============      ============      ============

   Net loss and loss before
       provision for income taxes      ($ 2,435,025)     ($ 2,183,590)     ($   121,933)     ($   129,502)
                                       ============      ============      ============      ============
   Identifiable assets ...........     $ 10,251,735      $  8,686,936      $  1,335,118      $    229,681
                                       ============      ============      ============      ============

10.    Sale of Real Property

       In fiscal 1992, the Company sold real property for $1,300,000 in cash and the right to receive the consideration under an easement agreement that was assigned to the buyer. The present value of the consideration to be received under the easement agreement was recorded as a receivable in the accompanying financial statements. The net gain on this sale amounted to approximately $317,000. In the fourth quarter of fiscal 1994, the Company established a reserve of $125,000 due to doubts about the collectibility of the amount due from the buyer. Through November 30, 1996, all required payments have been made. As of November 30, 1996, the Company is carrying a receivable of approximately $37,000, net of a reserve of $81,000.

11.    Accounts Receivable and Major Customers

       The Company had an agreement with a factor pursuant to which the Company sold substantially all of its accounts receivable on a pre-approved non-recourse basis. Under the terms of the agreement, the factor advanced funds to the Company based on invoice amounts. Interest on such advances was payable at 2% in excess of the prime rate through October 31, 1995 and 1.75% in excess of the prime rate thereafter. The Company also paid a factoring commission of 1% (.75% after November 1, 1995) of the invoice amount subject to a minimum of $96,000 per annum. As described in Note 2, the agreement was terminated on December 17, 1996.

       Substantially all of the Company's accounts receivable that were not financed by the factor were not collateralized. The Company periodically reviews the status of its accounts receivable and, accordingly, establishes reserves for uncollectible accounts. In the fourth quarter of fiscal 1994, the Company established additional accruals for future credits totaling approximately $440,000. In addition, the Company wrote off merchandise damage claims of approximately $33,000 and uncollectible amounts related to a subsidiary of approximately $170,000 in the fourth quarter of fiscal 1994.

       Sales to one customer amounted to 19%, 25%, and 22% of net sales in fiscal 1996, 1995 and 1994, respectively. Sales to another customer amounted to 11% in fiscal 1996.

12.    Investment In and Advances to Subsidiary

       Effective July 15, 1992, the Company entered into an agreement to sell all of the stock of its then wholly-owned subsidiary, Sirco Leatherwares Limited (the "Subsidiary"). In exchange for the stock, the Company received a non-interest bearing $650,000 note. The note is guaranteed by an officer of the Subsidiary who is also an officer of the buyer and, until December 1996, served on the Board of Directors of the Company. The agreement also requires the Company to forgive a portion of the amounts due to it from the Subsidiary. The Company's ability to collect the note receivable and the balance of the receivable from the Subsidiary is dependent upon cash flows from the Subsidiary's operations and/or the buyer's ability to refinance the obligations. Under the terms of the agreement, the Company is also required to provide the Subsidiary (i) a $200,000 line of credit through 1997 and (ii) design and production services. As the risks and other incidents of ownership have not transferred to the buyer with sufficient certainty, this transaction has not been accounted for as a sale for accounting purposes.

       The Company recorded a loss on this transaction in fiscal 1992, as the present value of the amounts to be received under the note and the revised accounts receivable were less than (i) the carrying value of the Company's investment in the Subsidiary plus (ii) the amounts receivable from the Subsidiary.

       The non-interest bearing $650,000 note received in exchange for stock in the Subsidiary ("the Stock Note") was due in thirty-two equal quarterly installments of $20,213 beginning in August 1992. Payments were being received on a current basis through November 30, 1995.

       During fiscal 1996, the parties agreed to a one year payment moratorium as to the Stock Note. On February 6, 1997, the parties agreed to modify the remaining repayment terms and to resume payments. The note, as modified, is to be repaid as follows: $10,156 on February 7, 1997, $10,156 on March 10, 1997, four quarterly payments of $10,156 commencing on May 1, 1997 and ending on February 1, 1998, five quarterly payments of $20,313 commencing on May 1, 1998 and ending on May 1, 1999, and four quarterly payments of $50,781 commencing on August 1, 1999 and ending on May 1, 2000.

       Also, pursuant to the agreement to sell the Company's investment in the Subsidiary, the Subsidiary agreed to pay interest at 8.5% per annum on a receivable of approximately $720,000. This interest is payable quarterly commencing in August 1992. If the Subsidiary is not in default on the payment of interest, the Company will forgive a portion of the receivable, in amounts as defined, through May 1, 1998. An amount of $40,000 was forgiven in each of 1996, 1995 and 1994. The total amount forgiven will be $280,000. The remaining receivable of approximately $400,000 is payable in ten equal quarterly installments commencing in August 1998. Amounts outstanding after May 1, 1998 will bear interest at the prime rate. Payments are being received on a current basis.

       In the fourth quarter of fiscal 1994, the Company established a reserve of $275,000 due to doubts about the collectibility of the amounts due from the subsidiary.

13.    Loss on Sale of Handbag Division

       On March 20, 1995, the Company sold its handbag division to Bueno of California, Inc. ("Bueno"), a subsidiary of Yashiro. The Company and Bueno entered into an Asset Purchase Agreement pursuant to which the Company sold to Bueno all of the inventory relating to the Company's handbag division, and certain equipment relating to the Company's handbag division for $1,785,666, of which $86,168 was paid in cash and $1,699,448 was applied by the Company to the repayment of indebtedness of the Company to Yashiro. This sale resulted in a loss to the Company of $425,163. Net sales of the Company's handbag division for the years ended November 30, 1995 and 1994 were $1,423,000 and $9,182,000, and gross profits on these sales were $81,000 and $1,878,000, respectively.

       In connection therewith, the Company had entered into six year non-competition agreements covering North America with Yashiro, another affiliate of Yashiro, Mr. Yutaka Yamaguchi and Mr. Takeshi Yamaguchi, former stockholders and/or officers of the Company. Aggregate consideration to these parties was $240,000 payable in three annual installments of $80,000 including interest at 10% which commenced March 31, 1996. The present value of the restrictive covenant ($198,350) was being amortized over the life of the agreement. During 1996, the Company repaid its non-competition agreement liability in full, the non-competition agreement was terminated, and the Company wrote off the remaining balance of the restrictive covenant asset.

       In addition, the Company had agreed to pay severance pay to Mr. Takeshi Yamaguchi in the amount of $200,000, payable in two annual installments of $100,000 plus interest at 10% per annum which commenced March 31, 1996. This amount had been charged to operations in 1995. During 1996, the Company repaid its severance agreement liability in full.

14.    Stockholders' Equity

       On August 17, 1995, the stockholders of the Company (i) approved an increase in the number of authorized shares of common stock from 3,000,000 shares to 10,000,000 shares; (ii) authorized the Company to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the board of directors; and
       (iii) approved the 1995 Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights exercisable in conjunction with stock options to purchase up to an aggregate of 200,000 shares of common stock. On October 24, 1996, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 400,000 shares. At November 30, 1996, 91,750 options were exercisable under the Plan.

                                                      Number       Exercise Price
                                                     of Shares       Per Share
                                                     ---------       ---------
Outstanding, December 1, 1994 ..................         -0-           --

Granted during year ended November
   30, 1995 ....................................      73,000        $   2.00
                                                    --------
Outstanding, November 30, 1995 .................      73,000        $   2.00

Granted during year ended November
   30, 1996 ....................................     218,500        $2.50 - $3.375

Exercised during year ended November
   30, 1996 ....................................    (100,000)       $   2.50
                                                    --------
Outstanding November 30, 1996 ..................     191,500        $2.00 - $3.375
                                                    ========

       On October 24, 1996, the shareholders of the Company adopted the Sirco International Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 200,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. Approximately five employees of the Company and its subsidiaries are currently eligible to participate in the Restricted Stock Award Plan. No shares were awarded during 1996.

15.    Canadian Operations

       During fiscal 1996, the Company received notification from Airway Industries Inc. ("Airway") that the licensing agreement with the Company's Canadian subsidiary, Sirco International (Canada) Limited ("Sirco Canada"), would cease on December 31, 1996. On November 22, 1996,

       Sirco Canada leased substantially all of its facility to Airway for a two-year period commencing on January 1, 1997 for a rental of $90,000 per annum. On December 31, 1996, Sirco Canada sold its remaining inventory, supplies, furniture and fixtures to Airway, and substantially all of Sirco Canada's employees terminated their employment with Sirco Canada and were then hired by Airway. Sirco Canada did not incur any significant gain or loss on the sale of such assets to Airway.

       As the sales from the licensed products accounted for substantially all of Sirco Canada's sales, its future viability will depend on its ability to successfully introduce new products into the Canadian marketplace.

       See Note 9 to the consolidated financial statements for information with respect to Sirco Canada's operations.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   SCHEDULE I

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                                  BALANCE SHEET

                           NOVEMBER 30, 1996 AND 1995

                      ASSETS

                                                                    1996             1995
                                                               -----------      -----------
Current assets:
   Cash and cash equivalents .............................     $   129,892      $   167,082
   Accounts receivable, trade - net of allowance of
     $276,000 and $282,000  in 1996 and 1995 and
     including $1,244,000 and $1,286,000, net of
     advances, due from factor ...........................       1,098,582        1,188,211
   Inventories ...........................................       4,062,680        5,077,646
   Prepaid expenses ......................................         248,846          244,004
   Other current assets ..................................         123,245          276,815
                                                               -----------      -----------
                                                                 5,663,245        6,953,758
                                                               -----------      -----------
Property, plant and equipment - at cost ..................         996,408          909,763
   Less accumulated depreciation and amortization ........         609,943          777,824
                                                               -----------      -----------
                                                                   386,465          131,939
                                                               -----------      -----------
Other assets .............................................         134,170          154,233
                                                               -----------      -----------
Investment in and advances to subsidiaries, net of
   advances from subsidiaries ............................       2,142,157        1,530,409
                                                               -----------      -----------
                                                               $ 8,326,037      $ 8,770,339
                                                               ===========      ===========


                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                              SCHEDULE I (CONTINUED)

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                                  BALANCE SHEET

                           NOVEMBER 30, 1996 AND 1995
                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                    1996             1995
                                                               -----------      -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loans payable to financial institutions ...............     $ 1,071,000      $ 2,000,000
   Short-term loan payable to related parties ............         529,821          571,205
   Current maturities of long-term debt ..................            --            160,000
   Accounts payable ......................................       2,724,135        2,650,547
   Accrued expenses and taxes ............................       1,220,585        1,253,309
                                                               -----------      -----------
                         Total current liabilities .......       5,545,541        6,635,061
                                                               -----------      -----------
Long-term debt, less current maturities ..................            --            238,350
                                                               -----------      -----------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.10 par value; 10,000,000 shares
     authorized, 1,315,200 and 1,215,200 shares issued
     in 1996 and 1995 ....................................         131,520          121,520
   Preferred stock, $.10 par value; 1,000,000 shares
     authorized, none issued .............................            --               --
   Capital in excess of par value ........................       4,267,534        4,027,534
   Retained earnings deficit .............................      (1,019,367)      (1,641,603)
   Treasury stock - at cost ..............................         (27,500)         (27,500)
   Accumulated foreign currency translation adjustment ...        (571,691)        (583,023)
                                                               -----------      -----------
                                                                 2,780,496        1,896,928
                                                               -----------      -----------
                                                               $ 8,326,037      $ 8,770,339
                                                               ===========      ===========

                         SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   SCHEDULE I (CONTINUED)

                 CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                                  STATEMENT OF OPERATIONS

                           YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                                                   1996            1995
                                                               -----------      -----------
Net sales ................................................     $21,683,680      $21,132,714
Cost of goods sold .......................................      16,665,575       16,164,170
                                                               -----------      -----------
Gross profit .............................................       5,018,105        4,968,544

Selling, warehouse, general and administrative expenses ..       4,588,545        5,310,442
                                                               -----------      -----------

Income (loss) from operations ............................         429,560         (341,898)

Interest expense .........................................         724,612          803,202
Interest income ..........................................         (58,214)        (111,412)
Loss on sale of handbag division .........................            --            425,163
Miscellaneous income, net ................................        (430,590)        (304,443)
                                                               -----------      -----------
Income (loss) before provisions for income taxes .........         193,752       (1,154,408)

Provision for income taxes ...............................           1,880             --
                                                               -----------      -----------
Income (loss) before equity in net income of subsidiaries          191,872       (1,154,408)

Equity in net income of subsidiaries ....................          430,364          157,909
                                                               -----------      -----------

Net income (loss) ........................................     $   622,236     ($   996,499)
                                                               ===========     ============

                         SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   SCHEDULE I (CONTINUED)

                 CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                                  STATEMENT OF CASH FLOWS

                           YEARS ENDED NOVEMBER 30, 1996 AND 1995




                                                                 1996             1995
                                                             -----------      -----------
Cash provided by (used in) operations ..................     $ 1,417,723      ($1,058,536)
                                                             -----------      -----------
Financing activities:
Repayment of loans payable to financial institutions and
    short-term loans payable to related parties ........        (935,384)      (1,761,501)
Proceeds from short-term borrowings ....................            --          2,186,205
Repayment of long-term debt ............................        (398,350)            --
Proceeds from exercise of stock options ................         250,000             --
Proceeds (repayment) of officer loan ...................         (35,000)          35,000
                                                             -----------      -----------
                                                              (1,118,734)         459,704
                                                             -----------      -----------

Investing activities:
Cash inflow from agreement to sell subsidiary ..........            --             60,296
Purchases of property, plant and
    equipment ..........................................        (339,179)         (27,586)
Proceeds from sale of property, plant and equipment ....           3,000             --
                                                             -----------      -----------
                                                                (336,179)          32,710
                                                             -----------      -----------

Net decrease in cash ...................................     ($   37,190)     ($  566,122)
                                                             ===========      ===========

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

            CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996 AND 1995




1.     Long-Term Debt (Net of Current Portion)
                                                                  1995

       Restrictive covenant obligation                           $138,350
       Severance agreement with former shareholders               100,000
                                                                 --------
                                                                 $238,350
                                                                 ========


2.     Dividends from Subsidiaries

       There were no dividends paid to Sirco International Corp. by its consolidated subsidiaries during the years ended November 30, 1996 and 1995.


3.     Commitments  and   Contingencies   (Not  Disclosed  in  the  Consolidated
       Financial Statements)

       None.

                             SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                             SCHEDULE II

                                  VALUATION AND QUALIFYING ACCOUNTS

                            YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




                Column A                  Column B        Column C        Column D      Column E
                --------                  --------        --------        --------      --------

                                                         Additions
                                         Balance at      Charged to       Accounts      Balance at
                                         Beginning       Costs and         Written        End of
             Description                  of Period      Expenses*           Off          Period
             -----------                  ---------      ---------           ---          ------
Year ended November 30, 1996:
    Allowance for doubtful accounts      $  286,000     $   32,000      $   42,000     $  276,000
    Valuation allowance for deferred
       tax asset ...................     $2,240,000     ($ 270,000)           --       $1,970,000

Year ended November 30, 1995:
    Allowance for doubtful accounts      $  322,000     $  128,000      $  164,000     $  286,000
    Valuation allowance for deferred
       tax asset ...................     $2,840,000     ($ 600,000)           --       $2,240,000

Year ended November 30, 1994:
    Allowance for doubtful accounts      $  242,000     $  160,000      $   80,000     $  322,000
    Valuation allowance for deferred
       tax asset (1) ...............     $1,900,000     $  940,000      $     --       $2,840,000
    Investments in and advances to
       subsidiary and other assets .     $     --       $  400,000      $     --       $  400,000



* Net of recoveries


(1) A valuation allowance of $1,900,000 was established upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for
      Income Taxes", effective December 1, 1993.

                                                                    EXHIBIT 3(e)

                   (Amended and Restated as of December 1996)

                                     BY-LAWS

                                       OF

                            SIRCO INTERNATIONAL CORP.

                             A New York Corporation


                                    ARTICLE I

                                  Shareholders

         SECTION 1. Annual Meeting. The annual meeting of shareholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held at the office of the Corporation in the State of New York or at such other place within or without the State of New York as may be determined by the Board of Directors and as shall be designated in the notice of said meeting, on such date and at such time as may be determined by the Board of Directors.

         SECTION 2. Special Meetings. Special meetings of the shareholders for the transaction of such business as may properly come before the meeting shall be held at the office of the Corporation in the State of New York, or at such other place within or without the State of New York as may be designated from time to time by the Board of Directors. Whenever the Board of Directors shall fail to fix such place, or whenever shareholders entitled to call a special meeting shall call the same, the meeting shall be held at the office of the Corporation in the State of New York or at the principal executive offices of the Corporation. Special meetings of the shareholders shall be held upon call of the Board of Directors or of the Chief Executive Officer or any Vice-President or the Secretary or any director, at such time as may be fixed by the Board of Directors or the Chief Executive Officer or such Vice-President or the Secretary or such director, as the case may be, and as shall be stated in the notice of said meeting, except when the New York Business Corporation Law (the "Business Corporation Law") confers upon the shareholders the right to demand the call of such meeting and fix the date thereof. At any special meeting of the shareholders, duly called as provided in these By-laws, any director or directors may be removed from office by the shareholders, either with or without cause, and such director's successor or directors' successors may be elected at such meeting.

         SECTION 3. Notice of Meetings. The notice of all meetings shall be in writing, shall state the place, date and hour of the meeting and, unless it is the annual meeting, shall indicate that it is being issued by or at the direction of the person or persons calling the meeting. The notice of an annual meeting shall state that the meeting is called for the election of directors and for the transaction of such other business as may properly come before the meeting and shall state the purpose or purposes of the meeting if any other action is to be taken at such annual meeting which could be taken at a special meeting. The notice of a special meeting shall, in all instances, state the purpose or purposes for which the meeting is called. If the Board of Directors shall adopt, amend or repeal a By-law regulating an impending election of directors, the notice of the next meeting for the election of directors shall contain the By-law so adopted, amended or repealed, together with a concise statement of the changes made. If any action is proposed to be taken which would, if taken, entitle shareholders to receive payment for their shares, the notice shall include a statement of that purpose and to that effect and shall be accompanied by a copy of Section 623 of the Business Corporation Law or an outline of its material terms. A copy of the notice of any meeting shall be served either personally or by first class mail, not less than 10 nor more than 50 days before the date of the meeting, to each shareholder at such shareholder's record address or at such other address as such shareholder may have furnished by request in writing to the Secretary of the Corporation. If a meeting is adjourned to another time or place and if any announcement of the adjourned time or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting unless the Board of Directors, after adjournment, fixes a new record date for the adjourned meeting. Notice of a meeting need not be given to any shareholder who submits a signed waiver of notice before or after the meeting. The attendance of a shareholder at a meeting without protesting prior to the conclusion of the meeting the lack of notice of such meeting shall constitute a waiver of notice by such shareholder.

         SECTION 4. Shareholder Lists. A list of shareholders as of the record date, certified by the corporate officer responsible for its preparation, or by the transfer agent, if any, shall be produced at any meeting of shareholders upon the request thereat or prior thereto of any shareholder. If the right to vote at any meeting is challenged, the inspectors of election, if any, or the person presiding thereat, shall require such list of shareholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be shareholders entitled to vote thereat may vote at such meeting.

         SECTION 5. Quorum. Except as otherwise provided by law or the Corporation's Certificate of Incorporation, a quorum for the transaction of business at any meeting of shareholders shall consist of the holders of record of a majority of the issued and outstanding shares of the capital stock of the Corporation entitled to vote at the meeting, present in person or by proxy. At all meetings of the shareholders at which a quorum is present, all matters, except as otherwise provided by law or in the Certificate of Incorporation, shall be decided by the vote of the holders of a majority of the shares entitled to vote thereat, present in person or by proxy. If there be no such quorum, the holders of a majority of such shares so present or represented may adjourn the meeting from time to time, without further notice, until a quorum shall have been obtained. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any shareholder.

         SECTION 6. Organization. Meetings of shareholders shall be presided over by the Chairman, if any, or if none or in the Chairman's absence the Chief Executive Officer, or if none or in the Chief Executive Officer's absence a Vice-President, or, if none of the foregoing is present, by a Chairman to be chosen by the shareholders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the Corporation, or in the Secretary's absence an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the presiding officer of the meeting shall choose any person present to act as secretary of the meeting.

         SECTION 7. Voting; Proxies; Required Vote; Ballots. At each meeting of shareholders, every shareholder shall be entitled to vote in person or by proxy appointed by instrument in writing, subscribed by such shareholder or by such shareholder's duly authorized attorney-in-fact, and shall have one vote for each share entitled to vote and registered in such shareholder's name on the books of the Corporation on the applicable record date fixed pursuant to these By-laws. No proxy shall be valid after the expiration of 11 months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, except as otherwise provided by the Business Corporation Law. At all elections of directors the voting may but need not be by ballot and a plurality of the votes cast thereat shall elect. Except as otherwise required by law or the Certificate of Incorporation, any other action shall be authorized by a majority of the votes cast.

         SECTION 8. Inspectors. The Board of Directors, in advance of any meeting, may appoint one or more inspectors to act at the meeting or any adjournment thereof. If an inspector or inspectors are not so appointed, the person presiding at the meeting may, and on the request of any shareholder shall, appoint one or more inspectors. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board of Directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of such inspector's duties, shall take and sign an oath to execute faithfully the duties of inspector at such meeting with strict impartiality and according to the best of such inspector's ability. The inspectors, if any, shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder, the inspectors shall make a report in writing of any challenge, question or matter determined by them and execute a certificate as to any fact found by them.

         SECTION 9. Actions Without Meetings. Whenever shareholders are required or permitted to take any action by vote, such action may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all outstanding shares entitled to vote thereon. This section shall not be construed to alter or modify any provision of law or of the Certificate of Incorporation under which the written consent of the holders of less than all outstanding shares is sufficient for corporate action.

         SECTION 10. Meaning of Certain Terms. As used herein in respect of the right to notice of a meeting of shareholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the terms "share" and "shareholder" or "shareholders" refer to an outstanding share or shares and to a holder or holders of record of outstanding shares, respectively, when the Corporation is authorized to issue only one class of shares, and said references are also intended to include any outstanding share or shares and any holder or holders of record of outstanding shares of any class upon which or upon whom the Certificate of Incorporation confers such rights, where there are two or more classes or series of shares, or upon which or upon whom the Business Corporation Law confers such rights; notwithstanding that the Certificate of Incorporation may provide for more than one class or series of shares, one or more of which are limited in or denied such rights thereunder.

                                   ARTICLE II

                               Board of Directors

         SECTION 1. General Powers. The business, property and affairs of the Corporation shall be managed by or under the direction of its Board of Directors.

         SECTION 2. Qualification; Number; Term. (a) Each director shall be at least 18 years of age. A director need not be a shareholder, a citizen of the United States, or a resident of the State of New York. The number of directors constituting the entire Board of Directors shall be at least three, except that where all the shares are owned beneficially and of record by fewer than three shareholders, the number of directors may be less than three but not less than the number of shareholders. Subject to the foregoing limitation and except for the first Board of Directors, such number may be fixed from time to time by action of the Board of Directors or of the shareholders, or, if the number of directors is not so fixed, the number shall be five. The number of directors may be increased or decreased by action of the Board of Directors or shareholders, provided that any action of the Board of Directors to effect such increase or decrease shall require the vote of a majority of the entire Board of Directors. The use of the phrase "entire Board of Directors" herein refers to the total number of directors which the Corporation would have if there were no vacancies.

         (b) The first Board of Directors shall be elected by the incorporator or incorporators of the Corporation and shall hold office until the first annual meeting of shareholders or until their respective successors have been elected and qualified. Thereafter, directors who are elected at an annual meeting of shareholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of shareholders or until their respective successors have been elected and qualified. In the interim between annual meetings of shareholders or special meetings of shareholders called for the election of directors, newly created directorships and any vacancies in the Board of Directors, including vacancies resulting from the removal of directors for cause or without cause, may be filled by the vote of a majority of the directors then in office, although less than a quorum exists.

         SECTION 3. Quorum and Manner of Vote. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting to another time and place without notice. Except as herein otherwise provided, the vote of a majority of the directors present at the time of the vote, at a meeting duly assembled, a quorum being present at such time, shall be the act of the Board of Directors.

         SECTION 4. Places of Meetings. Meetings of the Board of Directors shall be held at such place within or without the State of New York as may from time to time be fixed by resolution of the Board of Directors, or as may be specified in the notice of the meeting. Regular meetings of the Board of Directors shall be held at such times and places as may from time to time be fixed by resolution of the Board of Directors, and special meetings may be held at any time and place upon the call of the Chairman of the Board, if any, or of the Chief Executive Officer or any Vice-President or the Secretary or any director by oral, telegraphic or notice duly served as set forth in these By-laws.

         SECTION 5. Annual Meeting. Following the annual meeting of shareholders, the newly elected Board of Directors shall meet for the purpose of the election of officers and the transaction of such other business as may properly come before the meeting. Such meeting may be held without notice immediately after the annual meeting of shareholders at the same place at which such shareholders meeting is held.

         SECTION 6. Notice of Meetings. A notice of the place, date, time and purpose or purposes of each meeting of the Board of Directors shall be given to each director by mailing the same at least two days before the meeting, or by telegraphing or telephoning the same or by delivering the same personally not later than the day before the day of the meeting. Notice need not be given of regular meetings of the Board of Directors held at times and places fixed by resolution of the Board of Directors. Any requirements of furnishing a notice shall be waived by any director who signs a waiver of notice before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such director. The notice of any meeting need not specify the purpose of the meeting, and any and all business may be transacted at such meeting.

         SECTION 7. Organization. At all meetings of the Board of Directors, the Chairman, if any, or if none or in the Chairman's absence or inability to act the Chief Executive Officer, or in the Chief Executive Officer's absence or inability to act any Vice-President who is a member of the Board of Directors, or in such Vice-President's absence or inability to act a chairman chosen by the directors, shall preside. The Secretary of the Corporation shall act as secretary at all meetings of the Board of Directors when present, and in the Secretary's absence, the presiding officer may appoint any person to act as secretary.

         SECTION 8. Resignation. Any director may resign at any time upon written notice to the Corporation and such resignation shall take effect upon receipt thereof by the Chief Executive Officer or Secretary, unless otherwise specified in the resignation. Except as otherwise provided by law or by the Certificate of Incorporation, any or all of the directors may be removed, with or without cause, by the holders of a majority of the shares of stock outstanding and entitled to vote for the election of directors.

         SECTION 9. Vacancies. Unless otherwise provided in these By-laws, vacancies among the directors, whether caused by resignation, death, disqualification, removal, an increase in the authorized number of directors or otherwise, may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director, or, at a special meeting of the shareholders, by the holders of shares entitled to vote for the election of directors.

         SECTION 10. Actions by Written Consent. Any action required or permitted to be taken by the Board of Directors or by any committee thereof may be taken without a meeting if all members of the Board of Directors or of any such committee consent in writing to the adoption of a resolution authorizing the action and the writing or writings are filed with the minutes of the proceedings of the Board of Directors or of any such committee.

         SECTION 11. Electronic Communication. Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or any such committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

                                   ARTICLE III

                                   Committees

         SECTION 1. Appointment. From time to time the Board of Directors by a resolution adopted by a majority of the whole Board may appoint any committee or committees for any purpose or purposes, to the extent lawful, which shall have powers as shall be determined and specified by the Board of Directors in the resolution of appointment. The Board of Directors shall have full power, at any time, to fill vacancies in, to change membership of, to designate alternate members of, or to discharge any such committee.

         SECTION 2. Procedures, Quorum and Manner of Acting. Each committee shall fix its own rules of procedure, and shall meet where and as provided by such rules or by resolution of the Board of Directors. Except as otherwise provided by law, the presence of a majority of the then appointed members of a committee shall constitute a quorum for the transaction of business by that committee and in every case where a quorum is present the affirmative vote of a majority of the members of the committee present shall be the act of the committee. Each committee shall keep minutes of its proceedings, and actions taken by a committee shall be reported to the Board of Directors.

         SECTION 3. Action by Written Consent. Any action required or permitted to be taken at any Meeting of any committee of the Board may be taken without a meeting if all the members of the committee consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the committee.

         SECTION 4. Term; Termination. In the event any person shall cease to be a director of the Corporation, such person shall simultaneously therewith cease to be a member of any committee appointed by the Board of Directors.

                                   ARTICLE IV

                                    Officers

         SECTION 1. Election and Qualification. The Board of Directors shall elect the officers of the Corporation, which shall include a Chief Executive Officer and a Secretary, and may include, by election or appointment, one or more Vice Presidents (any one or more of whom may be given an additional designation of rank or function), a Treasurer and such other officers as the Board may from time to time deem proper. Each officer shall have such powers and duties as may be prescribed by these By-laws and as may be assigned by the Board of Directors or the Chief Executive Officer. Any two or more offices may be held by the same person except the offices of Chief Executive Officer and Secretary. When all of the issued and outstanding stock of the Corporation is owned by one person, such person may hold all or any combination of offices.

         SECTION 2. Term of Office and Remuneration. The term of office of all officers shall be one year and until their respective successors have been elected and qualified, but any officer may be removed from office, either with or without cause, at any time by the Board of Directors. Any vacancy in any office arising from any cause may be filled for the unexpired portion of the term by the Board of Directors.

         SECTION 3. Resignation; Removal. Any officer may resign at any time upon written notice to the Corporation and such resignation shall take effect upon receipt thereof by the Chief Executive Officer or Secretary, unless otherwise specified in the resignation. Any officer shall be subject to removal, with or without cause, at any time by vote of a majority of the whole Board.

         SECTION 4. Chairman of the Board. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the Board of Directors and shall have such other powers and duties as may from time to time be assigned by the Board of Directors.

         SECTION 5. President and Chief Executive Officer. The chief executive officer (the "Chief Executive Officer") of the Corporation shall have general management and supervision of the property, business and affairs of the Corporation and over its other officers and shall have the title of President or Chief Executive Officer or both. The Chief Executive Officer shall preside at all meetings of the shareholders and, in the absence or disability of the Chairman of the Board of Directors, or if there be no Chairman, shall preside at all meetings of the Board of Directors. The Chief Executive Officer may appoint and remove assistant officers and other agents and employees, other than officers referred to in Section 1 hereof. The Chief Executive Officer may execute and deliver in the name of the Corporation powers of attorney, contracts, bonds and other obligations and instruments.

         SECTION 6. Vice President. A Vice President may execute and deliver in the name of the Corporation contracts and other obligations and instruments pertaining to the regular course of such Vice President's duties, and shall have such other authority as from time to time may be assigned by the Board of Directors or the Chief Executive Officer.

         SECTION 7. Treasurer. The Treasurer shall in general have all duties incident to the position of Treasurer and such other duties as may be assigned by the Board of Directors or the Chief Executive Officer.

         SECTION 8. Secretary. The Secretary shall in general have all the duties incident to the office of Secretary and such other duties as may be assigned by the Board of Directors or the Chief Executive Officer.

         SECTION 9. Assistant Officers. Any assistant officer shall have such powers and duties of the officer such assistant officer assists an such officer or the Board of Directors shall from time to time prescribe.

                                    ARTICLE V

                                Books and Records

         SECTION 1. Location. The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of the shareholders, of the Board of Directors, and/or of any committee which the Board of Directors may appoint, and shall keep at the principal executive offices of the Corporation or at the office of the transfer agent or registrar, if any, of the Corporation a record containing the names and addresses of all shareholders, the number and class of shares held by each, and the dates when such shareholders respectively became the owners of record thereof. Any of the foregoing books, minutes or records may be in written form or in any other form capable of being converted into written form within a reasonable time.

         SECTION 2. Addresses of Shareholders. Notices of meetings and all other corporate notices may be delivered personally or mailed to each shareholder at said shareholders address as it appears on the records of the Corporation.

         SECTION 3. Fixing Date for Determination of Shareholders of Record. For the purpose of determining the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or to express to consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board of Directors may fix, in advance, a record date, which shall be not more than 50 nor less than 10 days before the date of such meeting, nor more than 50 days prior to any other action. If no record date is fixed, the record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. The record date for determining shareholders for any purpose other than that specified in the preceding sentence shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                                   ARTICLE VI

                        Certificates Representing Shares

         SECTION 1. Certificates; Signatures. (a) The shares of the Corporation shall be represented by certificates representing shares, in such form not inconsistent with the Certificate of Incorporation as the Board of Directors may from time to time prescribe. Certificates representing shares shall have set forth thereon the statements prescribed by law and shall be signed by the Chairman of the Board or the Chief Executive Officer or a Vice President and by the Secretary or an Assistant Secretary or a Treasurer or an Assistant Treasurer and may be sealed with the corporate seal or a facsimile thereof. Any and all signatures on any such certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation itself or its employee, or the shares are listed on a registered national securities exchange. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if such officer were an officer at the date of its issue.

         (b) Each certificate representing shares issued by the Corporation, if the Corporation is authorized to issue shares of more than one class, shall set forth upon the face or back of the certificate, or shall state that the Corporation will furnish to any shareholder upon request and without charge, a full statement of the designation, relative rights, preferences and limitations of the shares of each class authorized to be issued and, if the Corporation is authorized to issue any class of preferred shares in series, the designation, relative rights, preferences and limitations of each such series so far as the same have been fixed and the authority of the Board of Directors to designate and fix the relative rights, preferences and limitations of other series.

         (c) Each certificate representing shares shall state upon the face thereof:

         (1) That the Corporation is formed under the laws of the State of New York;

         (2)   The name of the person or persons to whom issued; and

         (3) The number and class of shares, and the designation of the series, if any, which such certificate represents.

         (d) The name of the holder of record of the shares represented thereby, with the number of shares and the date of issue, shall be entered on the books of the Corporation.

         SECTION 2. Transfer of Shares. Upon compliance with provisions restricting the transferability of shares, if any, transfers of shares of the Corporation shall be made only on the share record of the Corporation by the registered holder thereof, or by such holder's attorney-in-fact thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation or with a transfer agent or a registrar, if any, and upon the surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes due thereon. A certificate representing shares shall not be issued until the full amount of consideration therefor has been paid, except as the Business Corporation Law may otherwise permit.

         SECTION 3. Fractional Shares. The Corporation may, but shall not be required to, issue certificates for fractions of a share where necessary to effect transactions authorized by the Business Corporation Law, which shall entitle the holder, in proportion to such holder's fractional holdings, to exercise voting rights, receive dividends and participate in liquidating distributions; or the Corporation may pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined; or it may issue scrip in registered or bearer form over the manual or facsimile signature of an officer of the Corporation or of its agent, exchangeable as therein provided for full shares, but such scrip shall not entitle the holder to any rights of a shareholder except as therein provided. The Board of Directors shall have power and authority to make all such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates representing shares of the Corporation.

         SECTION 4. Lost, Stolen or Destroyed Certificates. The Corporation may issue a new certificate of stock in place of any certificate, theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Board of Directors may require the owner of any lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of any such new certificate.


                                   ARTICLE VII

                                    Dividends

         Subject always to the provisions of law and the Certificate of Incorporation, the Board of Directors shall have full power to determine whether any, and, if any, what part of any, funds legally available for the payment of dividends shall be declared as dividends and paid to shareholders; the division of the whole or any part of such funds of the Corporation shall rest wholly within the lawful discretion of the Board of Directors, and it shall not be required at any time, against such discretion, to divide or pay any part of such funds among or to the shareholders as dividends or otherwise; and before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board of Directors shall think conducive to the interest of the Corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

                                  ARTICLE VIII

                                  Ratification

         Any transaction, questioned in any law suit on the ground of lack of authority, defective or irregular execution, adverse interest of director, officer or shareholder, non-disclosure, miscomputation, or the application of improper principles or practices of accounting, may be ratified, before or after judgment, by the Board of Directors or by the shareholders and if so ratified shall have the same force and effect as if the questioned transaction had been originally duly authorized. Such ratification shall be binding upon the Corporation and its shareholders and shall constitute a bar to any claim or execution of any judgment in respect of such questioned transaction.


                                   ARTICLE IX

                                 Corporate Seal

         The corporate seal shall have inscribed thereon the name of the Corporation and the year of its incorporation, and shall be in such form and contain such other words and/or figures as the Board of Directors shall determine. The corporate seal may be used by printing, engraving, lithographing, stamping or otherwise making, placing or affixing, or causing to be printed, engraved, lithographed, stamped or otherwise made, placed or affixed, upon any paper or document, by any process whatsoever, an impression, facsimile or other reproduction of said corporate seal.


                                    ARTICLE X

                                   Fiscal Year

         The fiscal year of the Corporation shall be fixed, and shall be subject to change, by the Board of Directors. Unless otherwise fixed by the Board of Directors, the fiscal year of the Corporation shall end on November 30.


                                   ARTICLE XI

                                Waiver of Notice

         Whenever notice is required to be given by these By-laws or by the Certificate of Incorporation or by law, a written waiver thereof, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice.

                                   ARTICLE XII

                                 Indemnification

         The Corporation, to the full extent permitted and in the manner required by the laws of the State of New York as in effect at the time of the adoption of this Article XII or as the law may be amended from time to time, may
(i) indemnify any person (and the heirs and legal representatives of such person) made, or threatened to be made, a party in an action or proceeding (including, without limitation, one by or in the right of the Corporation to procure a judgment in its favor), whether civil or criminal, including an action by or in the right of any other corporation of any type or kind, domestic or foreign, or any partnership, joint venture, trust, employee benefit plan or other enterprise, which any director or officer of the Corporation served in any capacity at the request of the Corporation, by reason of the fact that such director or officer, or such director's or officer's testator or intestate, was a director or officer of the Corporation or served such other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise in any capacity, and (ii) provide to any such person (and the heirs and legal representatives of such person) advances for expenses incurred in pursuing such action or proceeding, upon receipt of an undertaking by or on behalf of such director or officer to repay such amount as, and to the extent, required by
Section 725(a) of the Business Corporation Law.


                                  ARTICLE XIII

                     Bank Accounts, Drafts, Contracts, Etc,

         SECTION 1. Bank Accounts and Drafts. In addition to such bank accounts as may be authorized by the Board of Directors, the Treasurer or any person designated by the Treasurer, whether or not an employee of the Corporation, may authorize such bank accounts to be opened or maintained in the name and on behalf of the Corporation as such person may deem necessary or appropriate, and may authorize payments from such bank accounts to be made upon and according to the check of the Corporation in accordance with the written instructions of the Treasurer, or other person so designated by the Treasurer.

         SECTION 2. Contracts. The Board of Directors may authorize any person or persons, in the name and on behalf of the Corporation, to enter into or execute and deliver any and all deeds, bonds, mortgages, contracts and other obligations or instruments, and such authority may be general or confined to specific instances.

         SECTION 3. Proxies; Powers of Attorney; Other Instruments. The Chairman, the Chief Executive Officer or any other person designated by either of them shall have the power and authority to execute and deliver proxies, powers of attorney and other instruments on behalf of the Corporation in connection with the rights and powers incident to that ownership of stock by the Corporation. The Chairman, the Chief Executive Officer or any other person authorized by proxy or power of attorney executed and delivered by either of them on behalf of the Corporation may attend and vote at any meeting of shareholders of any company in which the Corporation may hold stock, and may exercise on behalf of the Corporation any and all of the rights and powers incident to the ownership of such stock at any such meeting, or otherwise as specified in the proxy or power of attorney so authorizing any such person. The Board of Directors, from time to time, may confer like powers upon any other person.

         SECTION 4. Financial Reports. The directors may appoint the Treasurer or other fiscal officer and/or the Secretary or any other officer to cause to be prepared and furnished to shareholders entitled thereto any special financial notice and/or financial statement, as the case may be, which may be required by any provision of law.


                                   ARTICLE XIV

                                   Amendments

         The shareholders entitled to vote in the election of directors may amend or repeal the By-laws and may adopt new By-laws. Except as otherwise required by law or by the provisions of these By-laws, the Board of Directors may also amend or repeal the By-laws and adopt new By-laws, but By-laws adopted by the Board of Directors may be amended or repealed by the said shareholders.

                                                                   EXHIBIT 10(f)

                              EMPLOYMENT AGREEMENT

        EMPLOYMENT AGREEMENT, dated as of November 5, 1996, by and between SIRCO INTERNATIONAL CORP., a New York corporation (the "Company"), and PAUL RISS, an individual residing at 126 Greenridge Avenue, White Plains, New York 10605 (the "Employee").
                              W I T N E S S E T H:

         WHEREAS, the Company desires to employ the Employee as its Chief Financial Officer and wishes to acquire and be assured of Employee's services on the terms and conditions hereinafter set forth;

         WHEREAS, the Employee desires to be employed by the Company as its Chief Financial Officer and to perform and to serve the Company on the terms and conditions hereinafter set forth; and

     NOW, THEREFORE, in consideration of the mutual terms, covenants, agreements and conditions hereinafter set forth, the Company and the Employee hereby agree as follows:

1. Employment.

         (a) The Company hereby employs the Employee to serve as a full time employee of the Company, and the Employee hereby accepts such employment with the Company, for the period set forth in Section 2 hereof. The Employee's principal place of employment shall be at the Company's offices in Stamford, Connecticut, or at such other location as shall be acceptable to the Employee and the Company.

         (b) The Employee affirms and represents that (i) the Employee is under no obligation to any former employer or other party that is in any way inconsistent with, or that imposes any restriction upon, the Employee's acceptance of employment hereunder with the Company, the employment of the Employee by the Company, or the Employee's undertakings under this Agreement and
(ii) his performance of all the terms of this Agreement and his employment by the Company does not and will not breach any agreement to keep in confidence proprietary information acquired by him in confidence or in trust prior to his employment by the Company.

2. Term.

         Unless earlier terminated as provided in this Agreement, the term of the Employee's employment under this Agreement shall be for a period beginning on the date hereof and ending on October 31, 1999 (such period or, if the Employee's employment hereunder is earlier terminated, such shorter period, being hereinafter called the "Employment Term").

3. Duties.

         (a) The Employee shall be employed as the Chief Financial Officer of the Company, shall faithfully and competently perform such duties at such times and places and in such manner as the Company may from time to time reasonably direct or such other duties appropriate to a senior executive managerial position as the Board of Directors or Chief Executive Officer of the Company shall from time to time determine. Employee shall be appointed as a director of the Company during the Employment Term, and shall serve in such capacity without additional compensation.

         (b) Except as may otherwise be approved in writing by the Board of Directors or Chief Executive Officer of the Company, and except during vacation periods and reasonable periods of absence due to sickness, personal injury or other disability, the Employee shall devote Employee's full time throughout the Employment Term to the services required of Employee hereunder. The Employee shall render Employee's services exclusively to the Company during the Employment Term and shall use Employee's best efforts, judgment and energy to improve and advance the business and interests of the Company in a manner consistent with the duties of Employee's position.

4. Salary and Bonus.

         (a) Salary. In consideration for the services of the Employee rendered to the Company hereunder (including any services Employee may render as a director of the Company), the Company shall pay the Employee a base salary at an annual rate of $125,000 during the Employment Term, payable in regular intervals in accordance with the Company's payroll practices (the "Base Salary").

         (b) Stock Options. (i) Upon the execution and delivery of this Agreement, the Company shall grant a stock option to Employee pursuant to and subject to the terms and conditions of the 1995 Stock Option Plan of the Company (the "Stock Option Plan") to purchase 35,000 shares of Common Stock, par value $.10 per share (the "Common Stock"), of the Company, at an exercise price of $2.875 per share. Such option shall vest in four equal annual installments of 8,750 shares each, with the first installment vesting on the date hereof, and shall expire on the tenth anniversary of the date hereof.

               (ii) Upon consummation by the Company during the Employment Term of any debt (other than traditional asset-based lending arrangements or other traditional bank or factoring arrangements) or equity financing in which the gross proceeds to the Company equal or exceed $1,000,000, the Company shall grant a stock option to Employee pursuant to and subject to the terms and conditions of the Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price per share equal to Fair Market Value (as defined in the Stock Option Plan) of the Common Stock on the date of consummation of such financing. Any such option shall vest in two equal annual installments of 2,500 shares commencing on the date of grant and shall expire on the tenth anniversary of the date of grant.

         (c) Additional Bonuses. In addition to the Base Salary and the stock options set forth in paragraph (b) above, the Company shall pay to Employee such bonuses and other compensation as the Board of Directors, in its sole discretion, deems appropriate.

         (d) Withholding, Etc. The payment of any salary or bonus hereunder shall be subject to income tax, social security and other applicable withholdings, as well as such deductions as may be required under the Company's employee benefit plans.

5. Benefits.

         (a) During the Employment Term, the Employee shall be:

               (i) eligible to participate in all employee fringe benefits and any pension and/or profit sharing plans that may be provided by the Company for its key executive employees in accordance with the provisions of any such plans, as the same may be in effect on and after the date hereof;

               (ii) eligible to participate in any medical and health plans or other employee welfare benefit plans that may be provided by the Company for its key executive employees in accordance with the provisions of any such plans, as the same may be in effect on and after the date hereof;

               (iii) entitled to three (3) weeks of paid vacation each year, which shall be taken at such time or times as will not unreasonably hinder or interfere with the Company's business or operations;

               (iv) entitled to sick leave, sick pay and disability benefits in accordance with any Company policy that may be applicable on and after the date hereof to key executive employees; and

               (v) entitled to reimbursement for all reasonable and necessary out-of-pocket business expenses incurred by the Employee in the performance of the Employee's duties hereunder in accordance with the Company's policies applicable (on and after the date hereof) thereto.

         (b) The Company shall reimburse the Employee for the Employee's automobile lease, insurance and maintenance expenses (to the extent such automobile is used in connection with the Employee's performance of its duties hereunder) up to an amount equal to $350 per month.

         (c) Employee shall cooperate with the Company in the event the Company wishes to obtain key-man insurance on the Employee. Such cooperation shall include, but not be limited to, taking any physical examinations that may be requested by the insurance company.

6. Inventions and Confidential Information.

         The Employee hereby covenants, agrees and acknowledges as follows:

         (a) The Company is engaged in a continuous program of research, design, development, production, marketing and servicing with respect to its businesses.

         (b) The Employee's employment hereunder creates a relationship of confidence and trust between the Employee and the Company with respect to certain information pertaining to the business of the Company and its Affiliates (as hereinafter defined) or pertaining to the business of any client or customer of the Company or its Affiliates which may be made known to the Employee by the Company or any of its Affiliates or by any client or customer of the Company or any of its Affiliates or learned by the Employee during the period of Employee's employment by the Company.

         (c) The Company possesses and will continue to possess information that has been created, discovered or developed by, or otherwise become known to it (including, without limitation, information created, discovered or developed by, or made known to, the Employee during the period of Employee's employment or arising out of Employee's employment) or in which property rights have been or may be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged and is treated by the Company as confidential.

         (d) Any and all inventions, products, discoveries, improvements, processes, manufacturing, marketing and services methods or techniques, formulae, designs, styles, specifications, data bases, computer programs (whether in source code or object code), know-how, strategies and data, whether or not patentable or registrable under copyright or similar statutes, made, developed or created by the Employee (whether at the request or suggestion of the Company, any of its Affiliates, or otherwise, whether alone or in conjunction with others, and whether during regular hours of work or otherwise) during the period of Employee's employment by the Company which may pertain to the business, products, or processes of the Company or any of its Affiliates (collectively hereinafter referred to as "Inventions"), will be promptly and fully disclosed by the Employee to an appropriate executive officer of the Company (other than the Employee) without any additional compensation therefor, all papers, drawings, models, data, documents and other material pertaining to or in any way relating to any Inventions made, developed or created by Employee as aforesaid. For the purposes of this Agreement, the term "Affiliate" or "Affiliates" shall mean any person, corporation or other entity directly or indirectly controlling or controlled by or under direct or indirect common control with the Company. For the purposes of this definition, "control" when used with respect to any person, corporation or other entity means the power to direct the management and policies of such person or entity, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

         (e) The Employee will keep confidential and will hold for the Company's sole benefit any Invention which is to be the exclusive property of the Company under this Section 6 for which no patent, copyright, trademark or other right or protection is issued.

         (f) The Employee also agrees that the Employee will not without the prior written consent of the Board of Directors or Chief Executive Officer of the Company (i) use for Employee's benefit or disclose at any time during Employee's employment by the Company, or thereafter, except to the extent required by the performance by the Employee of the Employee's duties as an employee of the Company, any information obtained or developed by Employee while in the employ of the Company with respect to any Inventions or with respect to any customers, clients, suppliers, products, employees, financial affairs, or methods of design, distribution, marketing, service, procurement or manufacture of the Company or any of its Affiliates, or any confidential matter, except information which at the time is generally known to the public other than as a result of disclosure by the Employee not permitted hereunder, or (ii) take with the Employee upon leaving the employ of the Company any document or paper relating to any of the foregoing or any physical property of the Company or any of its Affiliates.

         (g) The Employee acknowledges and agrees that a remedy at law for any breach or threatened breach of the provisions of this Section 6 would be inadequate and, therefore, agrees that the Company and its Affiliates shall be entitled to injunctive relief in addition to any other available rights and remedies in case of any such breach or threatened breach; provided, however, that nothing contained herein shall be construed as prohibiting the Company or any of its Affiliates from pursuing any other rights and remedies available for any such breach or threatened breach.

         (h) The Employee agrees that upon termination of Employee's employment by the Company for any reason, the Employee shall immediately return to the Company all documents and other property in Employee's possession belonging to the Company or any of its Affiliates.

         (i) Without limiting the generality of Section 9 hereof, the Employee hereby expressly agrees that the foregoing provisions of this Section 6 shall be binding upon the Employee's heirs, successors and legal representatives.

7. Termination.

         (a) The Employee's employment hereunder shall be terminated upon the occurrence of any of the following:

               (i) death of the Employee;

               (ii) termination of the Employee's employment hereunder by the Employee at any time for any reason whatsoever (including, without limitation, resignation or retirement) other than for "good reason" as contemplated by clause (v)(B) below;

               (iii) termination of the Employee's employment hereunder by the Company because of the Employee's inability to perform Employee's duties on account of disability or incapacity for a period of ninety
         (90) or more days, whether or not consecutive, occurring within any period of twelve (12) consecutive months;

               (iv) termination of the Employee's employment hereunder by the Company at any time for "cause" (as hereinafter defined), such termination to take effect immediately upon written notice from the Company to the Employee; and

               (v) termination of the Employee's employment hereunder (A) by the Company at any time, other than termination by reason of disability or incapacity as contemplated by clause (iii) above or termination by the Company for "cause" as contemplated by clause (iv) above and (B) by the Employee for "good reason" (as hereinafter defined).

         The following actions, failures or events shall constitute "cause" for termination within the meaning of clause (iv) above: (i) the Employee's conviction of, admission of guilt to or plea of nolo contendere or similar plea (which, through lapse of time or otherwise, is not subject to appeal) with respect to any crime or offense that constitutes a felony in the jurisdiction involved; (2) acts of dishonesty or moral turpitude which are materially detrimental to the Company and/or its Affiliates, (3) failure by the Employee to obey the reasonable and lawful orders of the Board of Directors or Chief Executive Officer of the Company, (4) any act by the Employee in violation of
Section 8 hereof,  any  statement or  disclosure by the Employee in violation of
Section 6 hereof, or any material breach by the Employee of a representation or warranty contained in Section 1(b) hereof; (5) following written notice from the Board of Directors or Chief Executive Officer of the Company of prior similar actions by Employee, excessive absenteeism (other than by reason of disability);
(6) following written notice from the Board or Directors of Chief Executive Officer of the Company of prior similar actions by Employee, excessive alcoholism or addiction to drugs not prescribed by a qualified physician or (7) gross negligence by the Employee in the performance of, or willful disregard by the Employee of, the Employee's obligations hereunder.

         The following actions, failures or events shall constitute "good reason" within the meaning of clause (V)(B) above: (1) a material breach by the Company of its obligations under this Agreement or (2) a material diminution of the Employee's responsibilities or authority hereunder.

         (b) In the event that the Employee's employment is terminated by the Company for any reason other than "cause" or by Employee for "good reason," then the Company shall pay to the Employee, as severance pay or liquidated damages or both, the amount of Base Salary, if any, which the Employee would have otherwise been entitled to receive pursuant to Section 4(a) hereof from the date of termination had the Employee's employment not been so terminated until six months after the date of such termination or occurrence (such amount being herein referred to as the "Severance Payments" and such period being herein referred to as the "Severance Period"); provided, however, that the Severance Payments shall be reduced by any salary, bonus or other compensation received by the Employee in respect of such Severance Period or received by the Employee in respect of any other employment or consulting arrangement secured by the Employee subsequent to the termination of the Employee's employment hereunder.

         (c) Notwithstanding anything to the contrary expressed or implied herein, except as required by applicable law and except as set forth in paragraph (b) above, the Company (and its Affiliates) shall not be obligated to make any payments to the Employee or on Employee's behalf of whatever kind or nature by reason of the Employee's cessation of employment (including, without limitation, by reason of termination of the Employee's employment by the Company for "cause"), other than (i) such amounts, if any, of Employee's salary and bonus as shall have accrued and remained unpaid as of the date of said cessation and (ii) such other amounts which may be then otherwise payable to the Employee from the Company's benefits plans or reimbursement policies, if any.

         (d) No interest shall accrue on or be paid with respect to any portion of any payments hereunder.

8. Non-Competition.

         (a) The term "Non-Compete Term" shall mean the period during which Employee is employed hereunder and (x) in the event Employee's employment is terminated by the Company for any reason other than "cause" or by Employee for "good reason," the one-year period following such termination, (y) in the event Employee's employment is terminated by the Company for "cause" or by Employee for any reason other than "good reason," the two-year period following such termination. During the Non-Compete Term:

               (i) the Employee will not make any statement or perform any act intended to advance an interest of any existing or prospective competitor of the Company or any of its Affiliates in any way that will or may injure an interest of the Company or any of its Affiliates in its relationship and dealings with existing or potential customers or clients, or solicit or encourage any other employee of the Company or any of its Affiliates to do any act that is disloyal to the Company or any of its Affiliates or inconsistent with the interest of the Company or any of its Affiliate's interests or in violation of any provision of this Agreement;

               (ii) the Employee will not discuss with any existing or potential customers or clients of the Company or any of its Affiliates the present or future availability of services or products of a business, if the Employee has or expects to acquire a proprietary interest in such business or is or expects to be an employee, officer or director of such business, where such services or products are competitive with services or products which the Company or any of its Affiliates provides;

               (iii) the Employee will not make any statement or do any act intended to cause any existing or potential customers or clients of the Company or any of its Affiliates to make use of the services or purchase the products of any competitive business in which the Employee has or expects to acquire a proprietary interest or in which the Employee is or expects to be made an employee, officer or director, if such services or products in any way compete with the services or products sold or provided or expected to be sold or provided by the Company or any of its Affiliates to any existing or potential customer or client; and

               (iv) the Employee will not directly or indirectly (as a director, officer, employee, manager, consultant, independent contractor, advisor or otherwise) engage in competition with, or own any interest in, perform any services for, participate in or be connected with (i) any business or organization which engages in competition with the Company or any of its Affiliates in any geographical area where any business is presently carried on by the Company or any of its Affiliates, or (ii) any business or organization which engages in competition with the Company or any of its Affiliates in any geographical area where any business shall be hereafter, during the period of the Employee's employment by the Company, carried on by the Company or any of its Affiliates, if such business is then being carried on by the Company or any of its Affiliates in such geographical area; provided, however, that the provisions of this Section 8(a) shall not be deemed to prohibit the Employee's ownership of not more than one percent (1%) of the total shares of all classes of stock outstanding of any publicly held company.

         (b) During the Non-Compete Term, the Employee will not directly or indirectly hire, engage, send any work to, place orders with, or in any manner be associated with any supplier, contractor, subcontractor or other person or firm which rendered manufacturing or other services, or sold any products, to the Company or any of its Affiliates if such action by Employee would have a material adverse effect on the business, assets or financial condition of the Company or any of its Affiliates.

               (c) (i) For purposes of this Section 8, a person or entity (including, without limitation, the Employee) shall be deemed to be a competitor of the Company or any of its Affiliates, or a person or entity (including, without limitation, the Employee) shall be deemed to be engaging in competition with the Company or any of its Affiliates, only if such person or entity derives at least 40% of its net revenues on a consolidated basis from conducting, operating, carrying out or engaging in the business of designing, manufacturing or marketing soft luggage, sport bags, backpacks, children's bags or tote bags or related products in North America or such other business or businesses as the Company may in the future conduct in such geographical area or areas as such business or businesses are conducted by the Company.

               (ii) In connection with the foregoing provisions of this Section 8, the Employee represents that Employee's experience, capabilities and circumstances are such that such provisions will not prevent Employee from earning a livelihood. The Employee further agrees that the limitations set forth in this Section 8 (including, without limitation, any time or territorial limitations) are reasonable and properly required for the adequate protection of the businesses of the Company and its Affiliates. It is understood and agreed that the covenants made by the Employee in this Section 8 (and in Section 6 hereof) shall survive the expiration or termination of this Agreement.

               (iii) For purposes of this Section 8, proprietary interest in a business is ownership, whether through direct or indirect stock holdings or otherwise, of one percent (1%) or more of such business. The Employee shall be deemed to expect to acquire a proprietary interest in a business or to be made an officer or director of such business if such possibility has been discussed with any officer, director, employee, agent, or promoter of such business.

               (iv) The Employee acknowledges and agrees that a remedy at law for any breach or threatened breach of the provisions of this Section 8 would be inadequate and, therefore, agrees that the Company and any of its Affiliates shall be entitled to injunctive relief in addition to any other available rights and remedies in cases of any such breach or threatened breach; provided, however, that nothing contained herein shall be construed as prohibiting the Company or any of its Affiliates from pursuing any other rights and remedies available for any such breach or threatened breach.

9. Non-Assignability.

         (a) Neither this Agreement nor any right or interest hereunder shall be assignable by the Employee, Employee's beneficiaries, or legal representatives without the Company's prior written consent; provided, however, that nothing in this Section 9(a) shall preclude the Employee from designating a beneficiary to receive any benefit payable hereunder upon Employee's death or incapacity.

         (b) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to exclusion, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

10. Binding Effect.

         Without limiting or diminishing the effect of Section 9 hereof, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, successors, legal representatives and assigns.

11. Notice.

         Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and either delivered in person or sent by first class certified or registered mail, postage prepaid, if to the Company, at the Company's principal place of business, attention: Chief Executive Officer (with a copy to Pryor, Cashman, Sherman & Flynn, 410 Park Avenue, New York, New York 10022, Attention: Eric M. Hellige, Esq.), and if to the Employee, at Employee's home address set forth above, or to such other address or addresses as either party shall have designated in writing to the other party hereto.

12. Severability.

         The Employee agrees that in the event that any court of competent jurisdiction shall finally hold that any provision of Section 6 or 8 hereof is void or constitutes an unreasonable restriction against the Employee, such provision shall not be rendered void but shall apply with respect to such extent as such court may judicially determine constitutes a reasonable restriction under the circumstances. If any part of this Agreement other than Section 6 or 8 is held by a court of competent jurisdiction to be invalid, illegible or incapable of being enforced in whole or in part by reason of any rule of law or public policy, such part shall be deemed to be severed from the remainder of this Agreement for the purpose only of the particular legal proceedings in question and all other covenants and provisions of this Agreement shall in every other respect continue in full force and effect and no covenant or provision shall be deemed dependent upon any other covenant or provision.

13. Waiver.

         Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant or condition, nor shall any waiver or relinquishment of any right or power hereunder at any one or more times be deemed a waiver or relinquishment of such right or power at any other time or times.

14. Entire Agreement; Modifications.

         This Agreement constitutes the entire and final expression of the agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements, oral and written, between the parties hereto with respect to the subject matter hereof. This Agreement may be modified or amended only by an instrument in writing signed by both parties hereto.

15. Relevant Law.

         This Agreement shall be construed and enforced in accordance with the internal laws of the State of New York without regard to the conflicts of law principles thereof.

16. Counterparts.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

17. Survival.

         The termination of Employee's employment hereunder shall not affect the enforceability of Sections 6 or 8.

18. Further Assurances.

         The parties agree to execute and deliver all such further instruments and take such other and further action as may be reasonably necessary or appropriate to carry out the provisions of this Agreement.

19. Headings.

         The Section headings appearing in this Agreement are for purposes of easy reference and shall not be considered a part of this Agreement or in any way modify, amend or affect its provisions.

         IN WITNESS WHEREOF, the Company and the Employee have duly executed and delivered this Agreement as of the day and year first above written.


                                             SIRCO INTERNATIONAL CORP.



                                             By:     /s/Joel Dupre
                                                     ---------------------------
                                                     JOEL DUPRE
                                             Title:  Chief Executive Officer


                                                     /s/Paul Riss
                                                     ------------
                                                     PAUL RISS

                                                                   EXHIBIT 10(g)

                  Coast

                  Loan and Security Agreement

Borrower:         SIRCO INTERNATIONAL CORP.,
                  a New York corporation

Address:          24 Richmond Hill Avenue
                  Stamford, Connecticut  06901

Date:             December 16, 1996

THIS LOAN AND SECURITY AGREEMENT is entered into on the above date between COAST BUSINESS CREDIT, a division of Southern Pacific Thrift & Loan Association ("Coast"), a California corporation, with offices at 12121 Wilshire Boulevard, Suite 1111, Los Angeles, California 90025, and the borrower named above (the "Borrower"), whose chief executive office is located at the above address ("Borrower's Address"). The Schedule to this Agreement (the "Schedule") shall for all purposes be deemed to be a part of this Agreement, and the same is an integral part of this Agreement. (Definitions of certain terms used in this Agreement are set forth in Section 8 below.)

1.    LOANS.

      1.1 Loans. Coast will make loans to Borrower (the "Loans"), in amounts determined by Coast in its sole discretion exercised in good faith, up to the amounts and up to the percentages (the "Credit Limit") shown on the Schedule, provided no Default or Event of Default has occurred and is continuing.

      1.2 Interest. All Loans and all other monetary Obligations shall bear interest at the rate shown on the Schedule, except where expressly set forth to the contrary in this Agreement. Interest shall be payable monthly, on the last day of the month. Interest may, in Coast's discretion, be charged to Borrower's loan account, and the same shall thereafter bear interest at the same rate as the other Loans. Regardless of the amount of Obligations that may be outstanding from time to time, Borrower shall pay Coast minimum monthly interest during the term of this Agreement with respect to the Receivable Loans and the Inventory Loans in the amount set forth on the Schedule (the "Minimum Monthly Interest").

      1.3 Fees. Borrower shall pay Coast the fee(s) shown on the Schedule, which are in addition to all interest and other sums payable to Coast and are not refundable.

      1.4 Conditions Precedent. The obligation of Coast to make the Loans is subject to the satisfaction, in the sole discretion of Coast, at or prior to the first advance of funds hereunder, of each, every and all of the following conditions:

            (a) Status of Accounts at Closing. No account payable shall be due and unpaid ninety (90) days past its due date except for such accounts payable being contested in good faith in appropriate proceedings and for which adequate reserves have been provided;

            (b) Minimum Availability. Borrower shall have minimum availability immediately following the initial funding of the Loans of at least Two Hundred Thousand Dollars ($200,000);

            (c) Landlord Waiver. Coast shall have received duly executed landlord waivers in form an substance reasonably satisfactory to Coast, in Coast's sole and absolute discretion, and in form for recording in the appropriate recording office, with respect to all locations where Borrower maintains any inventory or equipment;

            (d)  Executed  Loan  Documents.   Coast  shall  have  received  this
Agreement duly executed and in form and substance reasonably satisfactory to Coast in its sole and absolute discretion;

            (e) Opinion of Borrower's Counsel. Coast shall have received an opinion of Borrower's counsel, in form and substance reasonably satisfactory to Coast in its sole and absolute discretion;

            (f) Licensing Agreements. Coast and its legal counsel shall have completed a review of each of the Licensing Agreements and Coast shall have received letters of consent and acknowledgment of Coast's rights from each of the licensors on the License Agreements, in form and substance satisfactory to Coast in its sole and absolute discretion;

            (g) Schedule of Due Dates. Coast shall have received from Borrower a schedule of due dates of each of Borrower's currently open letters of credit, in form and substance satisfactory to Coast in its sole and absolute discretion;

            (h) Priority of Coast's Liens. Coast shall have received the results of "of record" searches satisfactory to Coast in its sole and absolute discretion, reflecting its Uniform Commercial Code filings against Borrower indicating that Coast has a perfected, first priority lien in and upon all of the Collateral, subject only to Permitted Liens;

            (i) Insurance. Coast shall have received copies of the insurance binders or certificates evidencing Borrower's compliance with Section 5.2 hereof, including lender's loss payee endorsements;

            (j) Corporate Existence. Coast shall have received copies of Borrower's Articles or Certificate of Incorporation and all amendments thereto, and a Certificate of Good Standing, each certified by the Secretary of State of the state of Borrower's incorporation, and dated a recent date prior to the Closing Date, and Coast shall have received Certificates of Foreign Qualification for Borrower from the Secretary of State of each state wherein the failure to be so qualified could have a Material Adverse Effect;

            (k) Corporate Documents. Coast shall have received copies of Borrower's Bylaws and all amendments thereto, and Coast shall have received copies of the resolutions of the board of directors of Borrower, authorizing the execution and delivery of this Agreement and the other documents contemplated hereby, and authorizing the transactions contemplated hereunder and thereunder, and authorizing specific officers of Borrower to execute the same on behalf of Borrower, in each case certified by the Secretary or other acceptable officer of Borrower as of the Closing Date;

            (l) Taxes. Coast shall have received evidence from Borrower that Borrower has complied with all tax withholding and Internal Revenue Service regulations, in form and substance satisfactory to Coast in its sole and absolute discretion;

            (m) Due Diligence. Coast shall have completed its due diligence with respect to Borrower, including, but not limited to, satisfactory review of Borrower's consolidated and consolidating financial statements for the fiscal year ended November 30, 1995; and

            (n) Other Documents and Agreements. Coast shall have received such other agreements, instruments and documents, including, but not limited to, the Dupre Guaranty, Validity Guaranty of Eric Smith, UCC-1 financing statements, fixture filings, termination statements and security agreements (including covering copyrights, patents and trademarks), as Coast may require in connection with the transactions contemplated hereby, all in form and substance satisfactory to Coast in Coast's sole and absolute discretion, and in form for filing in the appropriate filing office.

      1.5 Letters of Credit. At the request of Borrower, Coast may, in its sole discretion exercised in good faith, arrange for the issuance of letters of credit for the account of Borrower (collectively, "Letters of Credit"), by issuing guarantees to the issuer of the letter of credit or by other means. All Letters of Credit shall be in form and substance satisfactory to Coast in its sole discretion. The aggregate face amount of all outstanding Letters of Credit from time to time shall not exceed the amount shown on the Schedule (the "Letter of Credit Sublimit"), and shall be reserved against Loans which would otherwise be available hereunder. Borrower shall pay all bank charges for the issuance of Letters of Credit. Any payment by Coast under or in connection with a Letter of Credit shall constitute a Loan hereunder on the date such payment is made. Each Letter of Credit shall have an expiry date no later than thirty (30) days prior to the Maturity Date. Borrower hereby agrees to indemnify, save, and hold Coast harmless from any loss, cost, expense, or liability, including payments made by Coast, expenses, and reasonable attorneys' fees incurred by Coast arising out of or in connection with any Letters of Credit. Borrower agrees to be bound by the regulations and interpretations of the issuer of any Letters of Credit guarantied by Coast and opened for Borrower's account or by Coast's interpretations of any Letter of Credit issued by Coast for Borrower's account, and Borrower understands and agrees that Coast shall not be liable for any error, negligence, or mistake, whether of omission or commission, in following Borrower's instructions or those contained in the Letters of Credit or any modifications, amendments, or supplements thereto. Borrower understands that Letters of Credit may require Coast to indemnify the issuing bank for certain costs or liabilities arising out of claims by Borrower against such issuing bank. Borrower hereby agrees to indemnify and hold Coast harmless with respect to any loss, cost, expense, or liability incurred by Coast under any Letter of Credit as a result of Coast's indemnification of any such issuing bank. The provisions of this Loan Agreement, as it pertains to Letters of Credit, and any other present or future documents or agreements between Borrower and Coast relating to Letters of Credit are cumulative.

2.    SECURITY INTEREST.

      2.1 Security Interest. To secure the payment and performance of all of the Obligations when due, Borrower hereby grants to Coast a security interest in all of Borrower's interest in the following, whether now owned or hereafter acquired, and wherever located: All Receivables, Inventory, Equipment, and General Intangibles, including, without limitation, all of Borrower's Deposit Accounts, and all money, and all property now or at any time in the future in Coast's possession (including claims and credit balances), and all proceeds of any of the foregoing (including proceeds of any insurance policies, proceeds of proceeds, and claims against third parties), all products of any of the foregoing, and all books and records related to any of the foregoing (all of the foregoing, together with all other property in which Coast may now or in the future be granted a lien or security interest, is referred to herein, collectively, as the "Collateral").

3.    REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE BORROWER.

      In order to induce Coast to enter into this Agreement and to make Loans, Borrower represents and warrants to Coast as follows, and Borrower covenants that the following representations will continue to be true, and that Borrower will at all times comply with all of the following covenants:

      3.1 Corporate Existence and Authority. Borrower, if a corporation, is and will continue to be, duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Borrower is and will continue to be qualified and licensed to do business in all jurisdictions in which any failure to do so would have a Material Adverse Effect. The execution, delivery and performance by Borrower of this Agreement, and all other documents contemplated hereby (a) have been duly and validly authorized by the Board of Directors of Borrower, (b) are enforceable against Borrower in accordance with their terms (except as enforcement may be limited by equitable principles and by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to creditors' rights generally), and (c) do not violate Borrower's articles or certificate of incorporation, or Borrower's by-laws, or any law or any material agreement or instrument which is binding upon Borrower or its property, and (d) do not constitute grounds for acceleration of any material indebtedness or obligation under any material agreement or instrument which is binding upon Borrower or its property.

      3.2 Name; Trade Names and Styles. The name of Borrower set forth in the heading to this Agreement is its legal name. Listed on the Schedule are all prior names of Borrower and all of Borrower's present and prior trade names. Borrower shall give Coast thirty (30) days' prior written notice before changing its name or doing business under any other name. Borrower has complied, and will in the future comply, with all laws relating to the conduct of business under a fictitious business name where the failure to so comply could have a Material Adverse Effect.

      3.3 Place of Business; Location of Collateral. The address set forth in the heading to this Agreement is Borrower's chief executive office. In addition, Borrower has places of business and Collateral is located only at the locations set forth on the Schedule. Borrower will give Coast at least thirty (30) days prior written notice before opening any additional place of business, changing its chief executive office, or moving any of the Collateral to a location other than Borrower's Address or one of the locations set forth on the Schedule.

      3.4 Title to Collateral; Permitted Liens. Borrower is now, and will at all times in the future be, the sole owner of all the Collateral, except for items of Equipment which are leased by Borrower. The Collateral now is and will remain free and clear of any and all liens, charges, security interests, encumbrances and adverse claims, except for Permitted Liens. Coast now has, and will continue to have, a first-priority perfected and enforceable security interest in all of the Collateral, subject only to the Permitted Liens, and Borrower will at all times defend Coast and the Collateral against all claims of others. None of the

Collateral now is or will be affixed to any real property in such a manner, or with such intent, as to become a fixture. Borrower is not and will not become a lessee under any real property lease pursuant to which the lessor may obtain any rights in any of the Collateral and no such lease now prohibits, restrains, impairs or will prohibit, restrain or impair Borrower's right to remove any Collateral from the leased premises. Whenever any Collateral is located upon premises in which any third party has an interest (whether as owner, mortgagee, beneficiary under a deed of trust, lien or otherwise), Borrower shall, whenever requested by Coast, use its best efforts to cause such third party to execute and deliver to Coast, in form reasonably acceptable to Coast, such waivers and subordinations as Coast shall specify, so as to ensure that Coast's rights in the Collateral are, and will continue to be, superior to the rights of any such third party. Borrower will keep in full force and effect, and will comply with all the terms of, any lease of real property where any substantial part of the Collateral now or in the future may be located.

      3.5 Maintenance of Collateral. Borrower will maintain the Collateral in good working condition, and Borrower will not use the Collateral for any unlawful purpose. Borrower will timely advise Coast in writing of any material loss or damage to the Collateral.

      3.6 Books and Records. Borrower has maintained and will maintain at Borrower's Address complete and accurate books and records, comprising an accounting system in accordance with generally accepted accounting principles.

      3.7 Financial Condition, Statements and Reports. All financial statements now or in the future delivered to Coast have been, and will be, prepared in conformity with generally accepted accounting principles (except, in the case of unaudited financial statements, for the absence of footnotes and subject to normal year-end adjustments) and now and in the future will fairly reflect the financial condition of Borrower, at the times and for the periods therein stated. Between the last date covered by any such statement provided to Coast and the date hereof, there has been no Material Adverse Effect. Borrower is now and will continue to be solvent.

      3.8 Tax Returns and Payments; Pension Contributions. Borrower has timely filed, and will timely file, all tax returns and reports required by foreign, federal, state and local law, and Borrower has timely paid, and will timely pay, all foreign, federal, state and local taxes, assessments, deposits and contributions now or in the future owed by Borrower. Borrower may, however, defer payment of any contested taxes, provided that Borrower (i) in good faith contests Borrower's obligation to pay the taxes by appropriate proceedings promptly and diligently instituted and conducted, (ii) notifies Coast in writing of the commencement of, and any material development in, the proceedings, and
(iii) posts bonds or takes any other steps required to keep the contested taxes from becoming a lien upon any of the Collateral. As of the date hereof, Borrower is unaware of any claims or adjustments proposed for any of Borrower's prior tax years which could result in additional taxes becoming due and payable by Borrower. Borrower has paid, and shall continue to pay all amounts necessary to fund all present and future pension, profit sharing and deferred compensation plans in accordance with their terms, and Borrower has not and will not withdraw from participation in, permit partial or complete termination of, or permit the occurrence of any other event with respect to, any such plan which could result in any liability of Borrower, including any liability to the Pension Benefit
Guaranty Corporation or its successors or any other governmental agency. Borrower shall, at all times, utilize the services of an outside payroll service providing for the automatic deposit of all payroll taxes payable by Borrower.

      3.9 Compliance with Law. Borrower has complied, and will comply, in all material respects, with all provisions of all material foreign, federal, state and local laws and regulations relating to Borrower, including, but not limited to, those relating to Borrower's ownership of real or personal property, the conduct and licensing of Borrower's business, and environmental matters, where the failure to so comply could have a Material Adverse Effect.

      3.10 Litigation. Except as disclosed in the Schedule, there is no claim, suit, litigation, proceeding or investigation pending or (to best of Borrower's knowledge) threatened by or against or affecting Borrower in any court or before any governmental agency (or any basis therefor known to Borrower) which may result, either separately or in the aggregate, in a Material Adverse Effect. Borrower will timely inform Coast in writing of any claim, proceeding, litigation or investigation in the future threatened or instituted by or against Borrower involving any single claim of Fifty Thousand Dollars ($50,000) or more, or involving One Hundred Thousand Dollars ($100,000) or more in the aggregate.

      3.11 Use of Proceeds. All proceeds of all Loans shall be used solely for lawful business purposes. Borrower is not purchasing or carrying any "margin stock" (as defined in Regulation G of the Board of Governors of the Federal Reserve System) and no part of the proceeds of any Loan will be used to purchase or carry any "margin stock" or to extend credit to others for the purpose of purchasing or carrying any "margin stock."

4.    RECEIVABLES.

      4.1 Representations Relating to Receivables. Borrower represents and warrants to Coast as follows: Each Receivable with respect to which Loans are requested by Borrower shall, on the date each Loan is requested and made, represent an undisputed bona fide existing unconditional obligation of the Account Debtor created by the sale, delivery, and acceptance of goods or the rendition of services in the ordinary course of Borrower's business.

      4.2 Representations Relating to Documents and Legal Compliance. Borrower represents and warrants to Coast as follows: All statements made and all unpaid balances appearing in all invoices, instruments and other documents evidencing the Receivables are and shall be true and correct and all such invoices, instruments and other documents and all of Borrower's books and records are and shall be genuine and in all respects what they purport to be. All sales and other transactions underlying or giving rise to each Receivable shall fully comply with all applicable laws and governmental rules and regulations. All signatures and indorsements on all documents, instruments, and agreements relating to all Receivables are and shall be genuine, and all such documents, instruments and agreements are and shall be legally enforceable in accordance with their terms.

      4.3 Schedules and Documents relating to Receivables. Borrower shall deliver to Coast transaction reports and loan requests, schedules of Receivables, and schedules of collections, all on Coast's standard forms; provided, however, that Borrower's failure to execute and deliver the same shall not affect or limit Coast's security interest and other rights in all of Borrower's Receivables, nor shall Coast's failure to advance or lend against a specific Receivable affect or limit Coast's security interest and other rights therein. Loan requests received after 10:30 AM will not be considered by Coast until the next Business Day. Together with each such schedule, or later if requested by Coast, Borrower shall furnish Coast with copies (or, at Coast's reasonable request, originals) of all contracts, orders, invoices, and other similar documents, and all original shipping instructions, delivery receipts, bills of lading, and other evidence of delivery, for any goods the sale or disposition of which gave rise to such Receivables, and Borrower warrants the genuineness of all of the foregoing. Borrower shall also furnish to Coast an aged accounts receivable trial balance in such form and at such intervals as Coast shall request. In addition, Borrower shall deliver to Coast the originals of all instruments, chattel paper, security agreements, guarantees and other documents and property evidencing or securing any Receivables, upon receipt thereof and in the same form as received, with all necessary indorsements, all of which shall be with recourse. Borrower shall also provide Coast with copies of all credit memos as and when requested by Coast.

      4.4 Collection of Receivables. Borrower shall have the right to collect all Receivables, unless and until an Event of Default has occurred. Borrower shall hold all payments on, and proceeds of, Receivables in trust for Coast, and Borrower shall deliver all such payments and proceeds to Coast within one (1) Business Day after receipt by Borrower, in their original form, duly endorsed to Coast, to be applied to the Obligations in such order as Coast shall determine. Coast may, in its discretion, require that all proceeds of Collateral be deposited by Borrower into a lockbox account, or such other "blocked account" as Coast may specify, pursuant to a blocked account agreement in such form as Coast may specify. Coast or its designee may, at any time, notify Account Debtors that Coast has been granted a security interest in the Receivables.

      4.5 Remittance of Proceeds. All proceeds arising from the disposition of any Collateral shall be delivered to Coast within one (1) Business Day after receipt by Borrower, in their original form, duly endorsed to Coast, to be applied to the Obligations in such order as Coast shall determine. Borrower agrees that it will not commingle proceeds of Collateral with any of Borrower's other funds or property, but will hold such proceeds separate and apart from such other funds and property and in an express trust for Coast. Nothing in this Section limits the restrictions on disposition of Collateral set forth elsewhere in this Agreement.

      4.6 Disputes. Borrower shall notify Coast promptly of all disputes or claims relating to Receivables. Borrower shall not forgive (completely or partially), compromise or settle any Receivable for less than payment in full, or agree to do any of the foregoing, except that Borrower may do so, provided that: (a) Borrower does so in good faith, in a commercially reasonable manner, in the ordinary course of business, and in arm's length transactions, which are reported to Coast on the regular reports provided to Coast; (b) no Default or Event of Default has occurred and is continuing; and (c) taking into account all such discounts settlements and forgiveness, the total outstanding Loans will not exceed the Credit Limit. Coast may, at any time after the occurrence of an Event of Default, settle or adjust disputes or claims directly with Account Debtors for amounts and upon terms which Coast considers advisable in its reasonable credit judgment and, in all cases, Coast shall credit Borrower's Loan account with only the net amounts received by Coast in payment of any Receivables.

      4.7 Returns. Provided no Event of Default has occurred and is continuing, if any Account Debtor returns any Inventory to Borrower in the ordinary course of its business, Borrower shall promptly determine the reason for such return and promptly issue a credit memorandum to the Account Debtor in the appropriate amount. In the event any attempted return occurs after the occurrence of any

Event of Default, Borrower shall (a) hold the returned Inventory in trust for Coast, (b) segregate all returned Inventory from all of Borrower's other property, (c) conspicuously label the returned Inventory as subject to Coast's security interest, and (d) timely notify Coast of the return of any Inventory, specifying the reason for such return, the location and condition of the returned Inventory, and on Coast's reasonable request deliver such returned Inventory to Coast.

      4.8 Verification. Coast may, from time to time, verify directly with the respective Account Debtors the validity, amount and other matters relating to the Receivables, by means of mail, telephone or otherwise, either in the name of Borrower or Coast or such other name as Coast may choose.

      4.9 No Liability. Coast shall not under any circumstances be responsible or liable for any shortage or discrepancy in, damage to, or loss or destruction of, any goods, the sale or other disposition of which gives rise to a Receivable, or for any error, act, omission, or delay of any kind occurring in the settlement, failure to settle, collection or failure to collect any Receivable, or for settling any Receivable in good faith for less than the full amount thereof, nor shall Coast be deemed to be responsible for any of Borrower's obligations under any contract or agreement giving rise to a Receivable. Nothing herein shall, however, relieve Coast from liability for its own gross negligence or willful misconduct.

5.    ADDITIONAL DUTIES OF THE BORROWER.

      5.1 Financial and Other Covenants. Borrower shall at all times comply with the financial and other covenants set forth in the Schedule.

      5.2 Insurance. Borrower shall, at all times insure all of the tangible personal property Collateral and carry such other business insurance, with insurers reasonably acceptable to Coast, in such form and amounts as Coast may reasonably require, and Borrower shall provide evidence of such insurance to Coast, so that Coast is satisfied that such insurance is, at all times, in full force and effect. All liability insurance policies of Borrower shall name Coast as an additional insured, and all property casualty and related insurance policies of Borrower shall name Coast as a loss payee thereon and Borrower shall cause a lenders loss payee endorsement in form reasonably acceptable to Coast. Upon receipt of the proceeds of any such insurance, Coast shall apply such proceeds in reduction of the Obligations as Coast shall determine in its sole discretion, except that, provided no Default or Event of Default has occurred and is continuing, Coast shall release to Borrower insurance proceeds with respect to Equipment totaling less than Two Hundred Fifty Thousand Dollars ($250,000), which shall be utilized by Borrower for the replacement of the Equipment with respect to which the insurance proceeds were paid. Coast may require reasonable assurance that the insurance proceeds so released will be so used. If Borrower fails to provide or pay for any insurance, Coast may, but is not obligated to, obtain the same at Borrower's expense. Borrower shall timely deliver to Coast copies of all reports made to insurance companies.

      5.3 Reports. Borrower, at its expense, shall provide Coast with the written reports set forth in the Schedule, and such other written reports with respect to Borrower (including budgets, sales projections, operating plans and other financial documentation), as Coast shall from time to time reasonably specify.

      5.4 Access to Collateral, Books and Records. At reasonable times, and on one (1) Business Day's notice, Coast, or its agents, shall have the right to inspect, audit and copy Borrower's books and records and the Collateral (the "Audits"). Coast shall take reasonable steps to keep confidential all confidential information obtained in any Audit, but Coast shall have the right to disclose any such information to its auditors, regulatory agencies, and attorneys, and pursuant to any subpoena or other legal process. The Audits shall be at Borrower's expense and the charge for the Audits shall be Five Hundred Fifty Dollars ($550) per person per day (or such higher amount as shall represent Coast's then current standard charge for the same), plus reasonable out of pocket expenses. Borrower will not enter into any agreement with any accounting firm, service bureau or third party to store Borrower's books or records at any location other than Borrower's Address, without first notifying Coast of the same and obtaining the written agreement from such accounting firm, service bureau or other third party to give Coast the same rights with respect to access to books and records and related rights as Coast has under this Loan Agreement.

      5.5 Negative Covenants. Borrower shall not, without Coast's prior written consent, do any of the following:

            (a) merge or consolidate with another corporation or entity, except in a transaction in which (i) the shareholders of the Borrower hold at least 50% of the common stock and all other capital stock of the surviving corporation immediately after such merger or consolidation, and (ii) the Borrower is the surviving corporation;

            (b) acquire any assets, except (i) in the ordinary course of business, or (ii) in a transaction or a series of transactions not involving the payment of an aggregate amount in excess of One Hundred Thousand Dollars ($100,000);

            (c) enter into any other transaction outside the ordinary course of business;

            (d) sell or transfer any Collateral, except for the sale of finished Inventory in the ordinary course of Borrower's business, and except for the sale of obsolete or unneeded Equipment in the ordinary course of business;

            (e) store any Inventory or other Collateral with any warehouseman or other third party;

            (f) sell any Inventory on a sale-or-return, guaranteed sale, consignment, or other contingent basis;

            (g) make any loans of any money or other assets, except (i) advances to customers or suppliers in the ordinary course of business, (ii) travel advances, employee relocation loans and other employee loans and advances in the ordinary course of business, and (iii) loans to employees, officers and directors for the purpose of purchasing equity securities of the Borrower;

            (h) incur any debts, outside the ordinary course of business, which would have a Material Adverse Effect;

            (i) guarantee or otherwise become liable with respect to the obligations of another party or entity;

            (j) pay or declare any dividends on Borrower's stock (except for dividends payable solely in stock of Borrower);

            (k) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of Borrower's stock, except that Borrower may repurchase stock owned by employees, directors and consultants of Borrower pursuant to terms of employment, consulting or other stock restriction agreements at such time as any such employee, director or consultant terminates his or her affiliation with the Borrower, for an aggregate purchase price not to exceed One Hundred Thousand Dollars ($100,000) in any fiscal year;

            (l) make any change in Borrower's capital structure which would have a Material Adverse Effect; or

            (m) dissolve or elect to dissolve. Transactions permitted by the foregoing provisions of this Section are only permitted if no Default or Event of Default would occur as a result of such transaction.

      5.6 Litigation Cooperation. Should any third-party suit or proceeding be instituted by or against Coast with respect to any Collateral or relating to Borrower, Borrower shall, without expense to Coast, make available Borrower and its officers, employees and agents and Borrower's books and records, to the extent that Coast may deem them reasonably necessary in order to prosecute or defend any such suit or proceeding.

      5.7 Indemnity. Borrower hereby agrees to indemnify Coast and hold Coast harmless from and against any and all claims, debts, liabilities, demands, obligations, actions, causes of action, penalties, reasonable costs and expenses (including reasonable attorneys' fees), of every nature, character and description, which Coast may sustain or incur based upon or arising out of any of the Obligations, any actual or alleged failure to collect and pay over any withholding or other tax relating to Borrower or its employees, any relationship or agreement between Coast and Borrower, any actual or alleged failure of Coast to comply with any writ of attachment or other legal process relating to Borrower or any of its property, or any other matter, cause or thing whatsoever occurred, done, omitted or suffered to be done by Coast relating to Borrower or the Obligations (except any such amounts sustained or incurred as the result of the gross negligence or willful misconduct of Coast). Notwithstanding any provision in this Agreement to the contrary, the indemnity agreement set forth in this Section shall survive any termination of this Agreement and shall for all purposes continue in full force and effect.

      5.8 Further Assurances. Borrower agrees, at its expense, on request by Coast, to execute all documents and take all actions, as Coast, may deem reasonably necessary or useful in order to perfect and maintain Coast's perfected security interest in the Collateral, and in order to fully consummate the transactions contemplated by this Agreement.

6.    TERM.

      6.1 Maturity Date. This Agreement shall continue in effect until the maturity date set forth on the Schedule (the "Maturity Date"); provided that the Maturity Date shall automatically be extended, and this Agreement shall automatically and continuously renew, for successive additional terms of one year each, unless one party gives written notice to the other, not less than sixty (60) days prior to the next Maturity Date, that such party elects to terminate this Agreement effective on the next Maturity Date. If this Agreement is renewed under this Section 6.1, Borrower shall pay to Coast a renewal fee (the "Renewal Fee") in the amount shown on the Schedule. The Renewal Fee shall be due and payable on the effective date of renewal and thereafter shall bear interest at a rate equal to the rate applicable to the Receivable Loans.

      6.2 Early Termination. This Agreement may be terminated prior to the Maturity Date as follows: (a) by Borrower, effective three (3) Business Days after written notice of termination is given to Coast; or (b) by Coast at any time after the occurrence of an Event of Default, without notice, effective immediately. If this Agreement is terminated by Borrower or by Coast under this
Section 6.2, Borrower shall pay to Coast a termination fee (the "Early Termination Fee") in the amount shown on the Schedule. The Early Termination Fee shall be due and payable on the effective date of termination and thereafter shall bear interest at a rate equal to the rate applicable to the Receivable Loans.

      6.3 Payment of Obligations. On the Maturity Date or on any earlier effective date of termination, Borrower shall pay and perform in full all Obligations, whether evidenced by installment notes or otherwise, and whether or not all or any part of such Obligations are otherwise then due and payable. Without limiting the generality of the foregoing, if on the Maturity Date, or on any earlier effective date of termination, there are any outstanding Letters of Credit issued by Coast or issued by another institution based upon an application, guarantee, indemnity or similar agreement on the part of Coast, then on such date Borrower shall provide to Coast cash collateral in an amount equal to the face amount of all such Letters of Credit plus all interest, fees and cost due or to become due in connection therewith, to secure all of the Obligations relating to said Letters of Credit, pursuant to Coast's then standard form cash pledge agreement. Notwithstanding any termination of this Agreement, all of Coast's security interests in all of the Collateral and all of the terms and provisions of this Agreement shall continue in full force and effect until all Obligations have been paid and performed in full; provided that, without limiting the fact that Loans are subject to the discretion of Coast, Coast may, in its sole discretion, refuse to make any further Loans after termination. No termination shall in any way affect or impair any right or remedy of Coast, nor shall any such termination relieve Borrower of any Obligation to Coast, until all of the Obligations have been paid and performed in full. Upon payment and performance in full of all the Obligations and termination of this Agreement, Coast shall promptly deliver to Borrower termination statements, requests for reconveyances and such other documents as may be required to fully terminate Coast's security interests.

7.    EVENTS OF DEFAULT AND REMEDIES.

      7.1 Events of Default. The occurrence of any of the following events shall constitute an "Event of Default" under this Agreement, and Borrower shall give Coast immediate written notice thereof:

            (a) Any material warranty, representation, statement, report or certificate made or delivered to Coast by Borrower or any of Borrower's officers, employees or agents, now or in the future, shall be untrue or misleading in a material respect; or

            (b) Borrower shall fail to pay when due any Loan or any interest thereon or any other monetary Obligation; or

            (c) the total Loans and other Obligations outstanding at any time shall exceed the Credit Limit; or

            (d) Borrower shall fail to deliver the proceeds of Collateral to Coast as provided in Section 4.5 above, or shall fail to give Coast access to its books and records or Collateral as provided in Section 5.4 above, or shall breach any negative covenant set forth in Section 5.5 above; or

            (e) Borrower shall fail to comply with the financial covenants (if any) set forth in the Schedule or shall fail to perform any other non-monetary Obligation which by its nature cannot be cured; or

            (f)   Borrower   shall  fail  to  perform  any  other   non-monetary
Obligation, which failure is not cured within five (5) Business Days after the date due; or

            (g) Any levy, assessment, attachment, seizure, lien or encumbrance (other than a Permitted Lien) is made on all or any part of the Collateral which is not cured within ten (10) days after the occurrence of the same; or

            (h) any default or event of default occurs under any obligation secured by a Permitted Lien, which is not cured within any applicable cure period or waived in writing by the holder of the Permitted Lien; or

            (i) Borrower breaches any material contract or obligation, which has or may reasonably be expected to have a Material Adverse Effect; or

            (j) Dissolution, termination of existence, insolvency or business failure of Borrower; or appointment of a receiver, trustee or custodian, for all or any part of the property of, assignment for the benefit of creditors by, or the commencement of any proceeding by Borrower under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect; or

            (k) the commencement of any proceeding against Borrower or any guarantor of any of the Obligations under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect, which is not cured by the dismissal thereof within thirty (30) days after the date commenced; or

            (l) revocation or termination of, or limitation or denial of liability upon, any guaranty of the Obligations or any attempt to do any of the foregoing, or commencement of proceedings by any guarantor of any of the Obligations under any bankruptcy or insolvency law; or

            (m) revocation or termination of, or limitation or denial of liability upon, any pledge of any certificate of deposit, securities or other property or asset of any kind pledged by any third party to secure any or all of the Obligations, or any attempt to do any of the foregoing, or commencement of proceedings by or against any such third party under any bankruptcy or insolvency law; or

            (n) Borrower makes any payment on account of any indebtedness or obligation which has been subordinated to the Obligations, other than as permitted in the applicable subordination agreement, or if any Person who has subordinated such indebtedness or obligations terminates or in any way limits his subordination agreement; or

            (o) there shall be a change in the record or beneficial ownership of an aggregate of more than 20% of the outstanding shares of stock of Borrower, in one or more transactions, compared to the ownership of outstanding shares of stock of Borrower in effect on the date hereof, without the prior written consent of Coast; or

            (p) Borrower shall generally not pay its debts as they become due, or Borrower shall conceal, remove or transfer any part of its property, with intent to hinder, delay or defraud its creditors, or make or suffer any transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or

            (q)   there shall be any Material Adverse Effect; or

            (r) Coast, acting in good faith and in a commercially reasonable manner, deems itself insecure because of the occurrence of an event prior to the effective date hereof of which Coast had no knowledge on the effective date or because of the occurrence of an event on or subsequent to the effective date.

Coast may cease making any Loans hereunder during any of the above cure periods, and thereafter if an Event of Default has occurred.

      7.2 Remedies. Upon the occurrence, and during the continuance, of any Event of Default, Coast, at its option, and without notice or demand of any kind (all of which are hereby expressly waived by Borrower), may do any one or more of the following:

            (a) Cease making Loans or otherwise extending credit to Borrower under this Agreement or any other document or agreement;

            (b) Accelerate and declare all or any part of the Obligations to be immediately due, payable, and performable, notwithstanding any deferred or installment payments allowed by any instrument evidencing or relating to any Obligation;

            (c) Take possession of any or all of the Collateral wherever it may be found, and for that purpose Borrower hereby authorizes Coast without judicial process to enter onto any of Borrower's premises without interference to search for, take possession of, keep, store, or remove any of the Collateral, and remain on the premises or cause a custodian to remain on the premises in exclusive control thereof, without charge for so long as Coast deems it reasonably necessary in order to complete the enforcement of its rights under this Agreement or any other agreement; provided, however, that should Coast seek to take possession of any of the Collateral by Court process, Borrower hereby irrevocably waives:

                  (i) any bond and any surety or security relating thereto required by any statute, court rule or otherwise as an incident to such possession;

                  (ii) any demand for possession prior to the commencement of any suit or action to recover possession thereof; and

                  (iii) any requirement that Coast retain possession of, and not dispose of, any such Collateral until after trial or final judgment;

            (d) Require Borrower to assemble any or all of the Collateral and make it available to Coast at places designated by Coast which are reasonably convenient to Coast and Borrower, and to remove the Collateral to such locations as Coast may deem advisable;

            (e) Complete the processing, manufacturing or repair of any Collateral prior to a disposition thereof and, for such purpose and for the purpose of removal, Coast shall have the right to use Borrower's premises, vehicles, hoists, lifts, cranes, equipment and all other property without charge;

            (f) Sell, lease or otherwise dispose of any of the Collateral, in its condition at the time Coast obtains possession of it or after further manufacturing, processing or repair, at one or more public and/or private sales, in lots or in bulk, for cash, exchange or other property, or on credit, and to adjourn any such sale from time to time without notice other than oral announcement at the time scheduled for sale. Coast shall have the right to conduct such disposition on Borrower's premises without charge, for such time or times as Coast deems reasonable, or on Coast's premises, or elsewhere and the Collateral need not be located at the place of disposition. Coast may directly or through any affiliated company purchase or lease any Collateral at any such public disposition, and if permissible under applicable law, at any private disposition. Any sale or other disposition of Collateral shall not relieve Borrower of any liability Borrower may have if any Collateral is defective as to title or physical condition or otherwise at the time of sale;

            (g) Demand payment of, and collect any Receivables and General Intangibles comprising Collateral and, in connection therewith, Borrower irrevocably authorizes Coast to endorse or sign Borrower's name on all collections, receipts, instruments and other documents, to take possession of and open mail addressed to Borrower and remove therefrom payments made with respect to any item of the Collateral or proceeds thereof, and, in Coast's sole discretion, to grant extensions of time to pay, compromise claims and settle Receivables and the like for less than face value;

            (h) Offset against any sums in any of Borrower's general, special or other Deposit Accounts with Coast; and

            (i) Demand and receive possession of any of Borrower's federal and state income tax returns and the books and records utilized in the preparation thereof or referring thereto. All reasonable attorneys' fees, expenses, costs, liabilities and obligations incurred by Coast with respect to the foregoing shall be due from the Borrower to Coast on demand. Coast may charge the same to Borrower's loan account, and the same shall thereafter bear interest at the same rate as is applicable to the Receivable Loans. Without limiting any of Coast's rights and remedies, from and after the occurrence of any Event of Default, the interest rate applicable to the Obligations shall be increased by an additional three percent per annum.

      7.3 Standards for Determining Commercial Reasonableness. Borrower and Coast agree that a sale or other disposition (collectively, "sale") of any Collateral which complies with the following standards will conclusively be deemed to be commercially reasonable:

            (a) Notice of the sale is given to Borrower at least seven (7) days prior to the sale, and, in the case of a public sale, notice of the sale is published at least seven (7) days before the sale in a newspaper of general circulation in the county where the sale is to be conducted;

            (b) Notice of the sale describes the collateral in general, non-specific terms;

            (c) The sale is conducted at a place designated by Coast, with or without the Collateral being present;

            (d) The sale commences at any time between 8:00 a.m. and 6:00 p.m;

            (e) Payment of the purchase price in cash or by cashier's check or wire transfer is required;

            (f) With respect to any sale of any of the Collateral, Coast may (but is not obligated to) direct any prospective purchaser to ascertain directly from Borrower any and all information concerning the same. Coast shall be free to employ other methods of noticing and selling the Collateral, in its discretion, if they are commercially reasonable.

      7.4 Power of Attorney. Upon the occurrence, and during the continuance, of any Event of Default, without limiting Coast's other rights and remedies, Borrower grants to Coast an irrevocable power of attorney coupled with an interest, authorizing and permitting Coast (acting through any of its employees, attorneys or agents) at any time, at its option, but without obligation, with or without notice to Borrower, and at Borrower's expense, to do any or all of the following, in Borrower's name or otherwise, but Coast agrees to exercise the following powers in a commercially reasonable manner:

            (a) Execute on behalf of Borrower any documents that Coast may, in its sole discretion, deem advisable in order to perfect and maintain Coast's security interest in the Collateral, or in order to exercise a right of Borrower or Coast, or in order to fully consummate all the transactions contemplated under this Agreement, and all other present and future agreements;

            (b) Execute on behalf of Borrower any document exercising, transferring or assigning any option to purchase, sell or otherwise dispose of or to lease (as lessor or lessee) any real or personal property which is part of Coast's Collateral or in which Coast has an interest;

            (c) Execute on behalf of Borrower, any invoices relating to any Receivable, any draft against any Account Debtor and any notice to any Account Debtor, any proof of claim in bankruptcy, any Notice of Lien, claim of mechanic's, materialman's or other lien, or assignment or satisfaction of mechanic's, materialman's or other lien;

            (d) Take control in any manner of any cash or non-cash items of payment or proceeds of Collateral; endorse the name of Borrower upon any instruments, or documents, evidence of payment or Collateral that may come into Coast's possession;

            (e) Endorse all checks and other forms of remittances received by Coast;

            (f) Pay, contest or settle any lien, charge, encumbrance, security interest and adverse claim in or to any of the Collateral, or any judgment based thereon, or otherwise take any action to terminate or discharge the same;

            (g) Grant extensions of time to pay, compromise claims and settle Receivables and General Intangibles for less than face value and execute all releases and other documents in connection therewith;

            (h) Pay any sums required on account of Borrower's taxes or to secure the release of any liens therefor, or both;

            (i) Settle and adjust, and give releases of, any insurance claim that relates to any of the Collateral and obtain payment therefor;

            (j) Instruct any third party having custody or control of any books or records belonging to, or relating to, Borrower to give Coast the same rights of access and other rights with respect thereto as Coast has under this Agreement; and

            (k) Take any action or pay any sum required of Borrower pursuant to this Agreement and any other present or future agreements. Any and all reasonable sums paid and any and all reasonable costs, expenses, liabilities, obligations and attorneys' fees incurred by Coast with respect to the foregoing shall be added to and become part of the Obligations, and shall be payable on demand. Coast may charge the foregoing to Borrower's loan account and the foregoing shall thereafter bear interest at the same rate applicable to the Receivable Loans. In no event shall Coast's rights under the foregoing power of attorney or any of Coast's other rights under this Agreement be deemed to indicate that Coast is in control of the business, management or properties of Borrower.

      7.5 Application of Proceeds. All proceeds realized as the result of any sale of the Collateral shall be applied by Coast first to the reasonable costs, expenses, liabilities, obligations and attorneys' fees incurred by Coast in the exercise of its rights under this Agreement, second to the interest due upon any of the Obligations, and third to the principal of the Obligations, in such order as Coast shall determine in its sole discretion. Any surplus shall be paid to Borrower or other persons legally entitled thereto; Borrower shall remain liable to Coast for any deficiency. If, Coast, in its sole discretion, directly or indirectly enters into a deferred payment or other credit transaction with any purchaser at any sale of Collateral, Coast shall have the option, exercisable at any time, in its sole discretion, of either reducing the Obligations by the principal amount of purchase price or deferring the reduction of the Obligations until the actual receipt by Coast of the cash therefor.

      7.6 Remedies Cumulative. In addition to the rights and remedies set forth in this Agreement, Coast shall have all the other rights and remedies accorded a secured party under the California Uniform Commercial Code and under all other applicable laws, and under any other instrument or agreement now or in the future entered into between Coast and Borrower, and all of such rights and remedies are cumulative and none is exclusive. Exercise or partial exercise by Coast of one or more of its rights or remedies shall not be deemed an election, nor bar Coast from subsequent exercise or partial exercise of any other rights or remedies. The failure or delay of Coast to exercise any rights or remedies shall not operate as a waiver thereof, but all rights and remedies shall continue in full force and effect until all of the Obligations have been fully paid and performed.

8.    DEFINITIONS.

            As used in this Agreement, the following terms have the following meanings:

      "Account Debtor" means the obligor on a Receivable.

      "Affiliate" means, with respect to any Person, a relative, partner, shareholder, director, officer, or employee of such Person, or any parent or subsidiary of such Person, or any Person controlling, controlled by or under common control with such Person.

      "Business Day" means a day on which Coast is open for business.

      "Closing Date" date of the initial funding under this Agreement.

      "Code" means the Uniform Commercial Code as adopted and in effect in the State of California from time to time.

      "Collateral" has the meaning set forth in Section 2.1 above.

      "Default" means any event which with notice or passage of time or both, would constitute an Event of Default.

      "Deposit Account" has the meaning set forth in Section 9105 of the Code.

      "Dupre Guaranty" means that certain Continuing Guaranty, of even date herewith, executed by Joel Dupre, an individual, in favor of Coast.

      "Eligible Inventory" means Inventory which Coast, in its sole judgment, deems eligible for borrowing, based on such considerations as Coast may from time to time deem appropriate. Without limiting the fact that the determination of which Inventory is eligible for borrowing is a matter of Coast's discretion, Inventory which does not meet the following requirements will not be deemed to be Eligible Inventory: Inventory which (i) consists of finished goods or finished goods in-transit, in good, new and salable condition which is not perishable, not obsolete or unmerchantable, and is not comprised of raw materials, work in process, packaging materials or supplies; (ii) meets all applicable governmental standards; (iii) has been manufactured in compliance with the Fair Labor Standards Act; (iv) conforms in all material respects to the warranties and representations set forth in this Agreement; (v) is at all times subject to Coast's duly perfected, first priority security interest; (vi) is covered by a consent and acknowledgment, in form and substance reasonably satisfactory to Coast in its discretion, from the licensor who is a party to the License Agreement pursuant to which the Inventory was designed, manufactured or imported; and (vii) is situated at Borrower's La Mirada, California location (as set forth on the Schedule) or consists of finished goods in-transit, i.e. on the water or in port.

      "Eligible Receivables" means Receivables arising in the ordinary course of Borrower's business from the sale of goods or rendition of services, which Coast, in its good faith business judgment, shall deem eligible for borrowing, based on such considerations as Coast may from time to time deem appropriate.

      "Equipment"  means  all  of  Borrower's  present  and  hereafter  acquired machinery, molds, machine tools, motors, furniture, equipment, furnishings, fixtures, trade fixtures, motor vehicles, tools, parts, dyes, jigs, goods and other tangible personal property (other than Inventory) of every kind and description used in Borrower's operations or owned by Borrower and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions or improvements to any of the foregoing, wherever located.

      "Event of Default" means any of the events set forth in Section 7.1 of this Agreement.

      "General Intangibles" means all general intangibles of Borrower, whether now owned or hereafter created or acquired by Borrower, including, without limitation, all choses in action, causes of action, corporate or other business records, Deposit Accounts, inventions, designs, drawings, blueprints, patents, patent applications, trademarks and the goodwill of the business symbolized thereby, names, trade names, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, security and other deposits, rights in all litigation presently or hereafter pending for any cause or claim (whether in contract, tort or otherwise), and all judgments now or hereafter arising therefrom, all claims of Borrower against Coast, rights to purchase or sell real or personal property, rights as a licensor or licensee of any kind, royalties, telephone numbers, proprietary information, purchase orders, and all insurance policies and claims (including without limitation life insurance, key man insurance, credit insurance, liability insurance, property insurance and other insurance), tax refunds and claims, computer programs, discs, tapes and tape files, claims under guaranties, security interests or other security held by or granted to Borrower, all rights to indemnification and all other intangible property of every kind and nature (other than Receivables).

      "Inventory" means all of Borrower's now owned and hereafter acquired goods, merchandise or other personal property, wherever located, to be furnished under any contract of service or held for sale or lease (including without limitation all raw materials, work in process, finished goods and goods in transit, and including without limitation all farm products), and all materials and supplies of every kind, nature and description which are or might be used or consumed in Borrower's business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such goods, merchandise or other personal property, and all warehouse receipts, documents of title and other documents representing any of the foregoing.

      "Licensing Agreements" means, collectively, the licensing agreements and related documents entered into between Borrower and each of Skechers, Perry Ellis, Gold's Gym, Genera, Dunlop and Cherokee.

      "Material Adverse Effect" means a material adverse effect on (i) the business, assets, condition (financial or otherwise) or results of operations of Borrower or any subsidiary of Borrower, (ii) the ability of Borrower to perform its obligations under this Agreement (including, without limitation, repayment of the Obligations as they come due) or (iii) the validity or enforceability of this Agreement or any other agreement or document entered into by any party in connection herewith, or the rights or remedies of Coast hereunder or thereunder.

      "Maximum Dollar Amount" has the meaning set forth in Section 1 of the Schedule.

      "Obligations" means all present and future Loans, advances, debts, liabilities, obligations, guaranties, covenants, duties and indebtedness at any time owing by Borrower to Coast, whether evidenced by this Agreement or any note or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, banker's acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment and any participation by Coast in Borrower's debts owing to others), absolute or contingent, due or to become due, including, without limitation, all interest, charges, expenses, fees, attorney's fees, expert witness fees, audit fees, letter of credit fees, collateral monitoring fees, closing fees, facility fees, termination fees, minimum interest charges and any other sums chargeable to Borrower under this Agreement or under any other present or future instrument or agreement between Borrower and Coast.

      "Permitted Liens" means the following:

            (a)  purchase  money   security   interests  in  specific  items  of
Equipment;

            (b) leases of specific items of Equipment;

            (c) liens for taxes not yet payable;

            (d) additional security interests and liens consented to in writing by Coast, which consent shall not be unreasonably withheld;

            (e) security interests being terminated substantially concurrently with this Agreement;

            (f) liens of materialmen, mechanics, warehousemen, carriers, or other similar liens arising in the ordinary course of business and securing obligations which are not delinquent;

            (g) liens incurred in connection with the extension, renewal or refinancing of the indebtedness secured by liens of the type described above in clauses (a) or (b) above, provided that any extension, renewal or replacement lien is limited to the property encumbered by the existing lien and the principal amount of the indebtedness being extended, renewed or refinanced does not increase; or

            (h) liens in favor of customs and revenue authorities which secure payment of customs duties in connection with the importation of goods.

            Coast will have the right to require, as a condition to its consent under subparagraph (d) above, that the holder of the additional security interest or lien sign an intercreditor agreement on Coast's then standard form, acknowledge that the security interest is subordinate to the security interest in favor of Coast, and agree not to take any action to enforce its subordinate security interest so long as any Obligations remain outstanding, and that Borrower agree that any uncured default in any obligation secured by the subordinate security interest shall also constitute an Event of Default under this Agreement.

      "Person" means any individual,  sole  proprietorship,  partnership,  joint
venture,   trust,   unincorporated   organization,   association,   corporation,
government, or any agency or political division thereof, or any other entity.

      "Receivables" means all of Borrower's now owned and hereafter acquired accounts (whether or not earned by performance), letters of credit, contract rights, chattel paper, instruments, securities, documents and all other forms of obligations at any time owing to Borrower, all guaranties and other security therefor, all merchandise returned to or repossessed by Borrower, and all rights of stoppage in transit and all other rights or remedies of an unpaid vendor, lienor or secured party.

      "Tangible Net Worth" means consolidated stockholders' equity, less, goodwill, patents, trademarks, copyrights, franchises, formulas, leaseholds, non-compete agreements, engineering plans, deferred tax benefits and organization costs.

      Other Terms. All accounting terms used in this Agreement, unless otherwise indicated, shall have the meanings given to such terms in accordance with generally accepted accounting principles, consistently applied. All other terms contained in this Agreement, unless otherwise indicated, shall have the meanings provided by the Code, to the extent such terms are defined therein.

9.    GENERAL PROVISIONS.

      9.1 Interest Computation. In computing interest on the Obligations, all checks, wire transfers and other items of payment received by Coast (including proceeds of Receivables and payment of the Obligations in full) shall be deemed applied by Coast on account of the Obligations three (3) Business Days after receipt by Coast of immediately available funds, and, for purposes of the foregoing, any such funds received after 10:30 AM on any day shall be deemed received on the next Business Day. Coast shall not, however, be required to credit Borrower's account for the amount of any item of payment which is unsatisfactory to Coast in its sole discretion, and Coast may charge Borrower's loan account for the amount of any item of payment which is returned to Coast unpaid.

      9.2 Application of Payments. All payments with respect to the Obligations may be applied, and in Coast's sole discretion reversed and re-applied, to the Obligations, in such order and manner as Coast shall determine in its sole discretion.

      9.3 Charges to Accounts. Coast may, in its discretion, require that Borrower pay monetary Obligations in cash to Coast, or charge them to Borrower's Loan account, in which event they will bear interest at the same rate applicable to the Loans. Coast may also, in its discretion, charge any monetary Obligations to Borrower's Deposit Accounts maintained with Coast.

      9.4 Monthly Accountings. Coast shall provide Borrower monthly with an account of advances, charges, expenses and payments made pursuant to this Agreement. Such account shall be deemed correct, accurate and binding on Borrower and an account stated (except for reverses and reapplications of payments made and corrections of errors discovered by Coast), unless Borrower notifies Coast in writing to the contrary within thirty (30) days after each account is rendered, describing the nature of any alleged errors or omissions.

      9.5 Notices. All notices to be given under this Agreement shall be in writing and shall be given either personally or by reputable private delivery service or by regular first-class mail, or certified mail return receipt requested, addressed to Coast or Borrower at the addresses shown in the heading to this Agreement, or at any other address designated in writing by one party to the other party. Notices to Coast shall be directed to the Commercial Finance Division, to the attention of the Division Manager or the Division Credit Manager. All notices shall be deemed to have been given upon delivery in the case of notices personally delivered, or at the expiration of one (1) Business Day following delivery to the private delivery service, or two (2) Business Days following the deposit thereof in the United States mail, with postage prepaid.

      9.6 Severability. Should any provision of this Agreement be held by any court of competent jurisdiction to be void or unenforceable, such defect shall not affect the remainder of this Agreement, which shall continue in full force and effect.

      9.7 Integration. This Agreement and such other written agreements, documents and instruments as may be executed in connection herewith are the final, entire and complete agreement between Borrower and Coast and supersede all prior and contemporaneous negotiations and oral representations and agreements, all of which are merged and integrated in this Agreement. There are no oral understandings, representations or agreements between the parties which are not set forth in this Agreement or in other written agreements signed by the parties in connection herewith.

      9.8 Waivers. The failure of Coast at any time or times to require Borrower to strictly comply with any of the provisions of this Agreement or any other present or future agreement between Borrower and Coast shall not waive or diminish any right of Coast later to demand and receive strict compliance therewith. Any waiver of any default shall not waive or affect any other default, whether prior or subsequent, and whether or not similar. None of the provisions of this Agreement or any other agreement now or in the future executed by Borrower and delivered to Coast shall be deemed to have been waived by any act or knowledge of Coast or its agents or employees, but only by a specific written waiver signed by an authorized officer of Coast and delivered to Borrower. Borrower waives demand, protest, notice of protest and notice of default or dishonor, notice of payment and nonpayment, release, compromise, settlement, extension or renewal of any commercial paper, instrument, account, General Intangible, document or guaranty at any time held by Coast on which Borrower is or may in any way be liable, and notice of any action taken by Coast, unless expressly required by this Agreement.

      9.9 No Liability for Ordinary Negligence. Neither Coast, nor any of its directors, officers, employees, agents, attorneys or any other Person affiliated with or representing Coast shall be liable for any claims, demands, losses or damages, of any kind whatsoever, made, claimed, incurred or suffered by Borrower or any other party through the ordinary negligence of Coast, or any of its directors, officers, employees, agents, attorneys or any other Person affiliated with or representing Coast, but nothing herein shall relieve Coast from liability for its own gross negligence or willful misconduct.

      9.10 Amendment. The terms and provisions of this Agreement may not be waived or amended, except in a writing executed by Borrower and a duly authorized officer of Coast.

      9.11 Time of Essence. Time is of the essence in the performance by Borrower of each and every obligation under this Agreement.

      9.12 Attorneys Fees, Costs and Charges. Borrower shall reimburse Coast for all reasonable attorneys' fees and all filing, recording, search, title insurance, appraisal, audit, and other reasonable costs incurred by Coast, pursuant to, or in connection with, or relating to this Agreement (whether or not a lawsuit is filed), including, but not limited to, any reasonable attorneys' fees and costs Coast incurs in order to do the following: prepare and negotiate this Agreement and the documents relating to this Agreement; obtain legal advice in connection with this Agreement or Borrower; enforce, or seek to enforce, any of its rights; prosecute actions against, or defend actions by, Account Debtors; commence, intervene in, or defend any action or proceeding; initiate any complaint to be relieved of the automatic stay in bankruptcy; file or prosecute any probate claim, bankruptcy claim, third-party claim, or other claim; examine, audit, copy, and inspect any of the Collateral or any of Borrower's books and records; protect, obtain possession of, lease, dispose of, or otherwise enforce Coast's security interest in, the Collateral; and otherwise represent Coast in any litigation relating to Borrower. If either Coast or Borrower files any lawsuit against the other predicated on a breach of this Agreement, the prevailing party in such action shall be entitled to recover its reasonable costs and attorneys' fees, including (but not limited to) reasonable attorneys' fees and costs incurred in the enforcement of, execution upon or defense of any order, decree, award or judgment. Borrower shall also pay Coast's standard charges for returned checks and for wire transfers, in effect from time to time. All attorneys' fees, costs and charges to which Coast may be entitled pursuant to this Paragraph may be charged by Coast to Borrower's loan account and shall thereafter bear interest at the same rate as the Receivable Loans.

      9.13 Benefit of Agreement. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective successors, assigns, heirs, beneficiaries and representatives of Borrower and Coast; provided, however, that Borrower may not assign or transfer any of its rights under this Agreement without the prior written consent of Coast, and any prohibited assignment shall be void. No consent by Coast to any assignment shall release Borrower from its liability for the Obligations.

      9.14 Publicity. Coast is hereby authorized, at its expense, to issue appropriate press releases and to cause a tombstone to be published announcing the consummation of this transaction and the aggregate amount thereof.

      9.15 Joint and Several Liability. If Borrower consists of more than one Person, their liability shall be joint and several, and the compromise of any claim with, or the release of, any Borrower shall not constitute a compromise with, or a release of, any other Borrower.

      9.16 Limitation of Actions. Any claim or cause of action by Borrower against Coast, its directors, officers, employees, agents, accountants or attorneys, based upon, arising from, or relating to this Loan Agreement, or any other present or future document or agreement, or any other transaction contemplated hereby or thereby or relating hereto or thereto, or any other matter, cause or thing whatsoever, occurred, done, omitted or suffered to be done by Coast, its directors, officers, employees, agents, accountants or attorneys, shall be barred unless asserted by Borrower by the commencement of an action or proceeding in a court of competent jurisdiction by the filing of a complaint within one year after the first act, occurrence or omission upon which such claim or cause of action, or any part thereof, is based, and the service of a summons and complaint on an officer of Coast, or on any other person authorized to accept service on behalf of Coast, within thirty (30) days thereafter. Borrower agrees that such one-year period is a reasonable and sufficient time for Borrower to investigate and act upon any such claim or cause of action. The one-year period provided herein shall not be waived, tolled, or extended except by the written consent of Coast in its sole discretion. This provision shall survive any termination of this Loan Agreement or any other present or future agreement.

      9.17 Paragraph Headings; Construction. Paragraph headings are only used in this Agreement for convenience. Borrower and Coast acknowledge that the headings may not describe completely the subject matter of the applicable paragraph, and the headings shall not be used in any manner to construe, limit, define or interpret any term or provision of this Agreement. The term "including", whenever used in this Agreement, shall mean "including (but not limited to)". This Agreement has been fully reviewed and negotiated between the parties and no uncertainty or ambiguity in any term or provision of this Agreement shall be construed strictly against Coast or Borrower under any rule of construction or otherwise.

      9.18 Governing Law; Jurisdiction; Venue. This Agreement and all acts and transactions hereunder and all rights and obligations of Coast and Borrower shall be governed by the laws of the State of California. As a material part of the consideration to Coast to enter into this Agreement, Borrower (a) agrees that all actions and proceedings relating directly or indirectly to this Agreement shall, at Coast's option, be litigated in courts located within California, and that the exclusive venue therefor shall be Los Angeles County;
(b) consents to the jurisdiction and venue of any such court and consents to service of process in any such action or proceeding by personal delivery or any other method permitted by law; and (c) waives any and all rights Borrower may have to object to the jurisdiction of any such court, or to transfer or change the venue of any such action or proceeding.

      9.18 Mutual Waiver of Jury Trial. BORROWER AND COAST EACH HEREBY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF, OR IN ANY WAY RELATING TO, THIS AGREEMENT OR ANY OTHER PRESENT OR FUTURE INSTRUMENT OR AGREEMENT BETWEEN COAST AND BORROWER, OR ANY CONDUCT, ACTS OR OMISSIONS OF COAST OR BORROWER OR ANY OF THEIR DIRECTORS, OFFICERS, EMPLOYEES, AGENTS, ATTORNEYS OR ANY OTHER PERSONS AFFILIATED WITH COAST OR BORROWER, IN ALL OF THE FOREGOING CASES, WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE.

BORROWER:

SIRCO INTERNATIONAL CORP.,
a New York corporation


By:
      ---------------------------
      President or Vice President

By:
      ----------------------------
      Secretary or Ass't Secretary


COAST:

COAST BUSINESS CREDIT,
a division of Southern Pacific
Thrift & Loan Association


By:   ----------------------------

Title:

                  Coast

                                   SCHEDULE TO
                           LOAN AND SECURITY AGREEMENT


Borrower:         SIRCO INTERNATIONAL CORP.,
                  a New York corporation

Address:          24 Richmond Hill Avenue
                  Stamford, CT  06901

Date:             December 16, 1996

This Schedule forms an integral part of the Loan and Security Agreement between Coast Business Credit, a division of Southern Pacific Thrift & Loan Association, and the above-borrower of even date.

1.    CREDIT LIMIT
      (Section 1.1):     Loans in a total amount at any time  outstanding not to
                         exceed the lesser of a total of Seven  Million  Dollars
                         ($7,000,000) at any one time  outstanding (the "Maximum
                         Dollar Amount"), or the sum of (a) and (b) below:

                         (a) Loans (the "Receivable Loans") in an amount not to exceed eighty percent (80%) of the amount of Borrower's Eligible Receivables (as defined in Section 8 above), with eligibility up to sixty (60) days past due date of invoice not to exceed one hundred twenty (120) days from invoice date, plus

                         (b) Loans (the "Inventory Loans") in an amount not to exceed the lesser of:

                         (1)  fifty  percent  (50%) of the  value of  Borrower's
                         Eligible Inventory (as defined in Section 8 above), calculated at the lower of cost or market value and determined on a first-in, first-out basis, or

                         (2) Three Million Dollars ($3,000,000) less fifty percent (50%) of the aggregate amount of Letters of Credit outstanding from time to time hereunder.

      Letter of Credit
      Sublimit
      (Section 1.5):     Two Million Five Hundred Thousand Dollars ($2,500,000),
                         with a fifty percent  (50%) reserve  against the Credit
                         Limit.

2.    INTEREST.
      Interest Rate
      (Section 1.2):     A rate  equal to the  "Prime  Rate"  plus  two  percent
                         (2.0%) per annum, calculated on the basis of a 360-day year for the actual number of days elapsed. The interest rate applicable to all Loans shall be adjusted monthly as of the first day of each month, and the interest to be charged for each month shall be based on the highest "Prime Rate" in effect during said month, but in no event shall the rate of interest charged on any Loans in any month be less than nine percent (9.0%) per annum. "Prime Rate" means the actual "Reference
                         Rate" or the substitute therefor of the Bank of America
                         NT & SA whether or not that rate is the lowest interest rate charged by said bank. If the Prime Rate, as defined, is unavailable, "Prime Rate" shall mean the highest of the prime rates published in the Wall Street
                         Journal on the first business day of the month, as the base rate on corporate loans at large U.S. money center commercial banks.

      Minimum Monthly
      Interest
      (Section 1.2):     An  amount  per month  equal to  interest  which  would
                         accrue at the Interest Rate set forth above on a loan with a daily average outstanding balance of One Million
                         Five Hundred Thousand Dollars ($1,500,000).

3.    FEES
      (Section 1.3):     Line Fee:  Seventy  Thousand  Dollars  ($70,000)  fully
                         earned  on  the  Closing  Date,   payable   Thirty-Five
                         Thousand  Dollars  ($35,000) on the Closing  Date,  and
                         Thirty-Five Thousand Dollars ($35,000) on the first anniversary hereof.

                         Facility Fee: Five Thousand Dollars ($5,000), per calendar quarter, payable in advance (prorated for any partial calendar quarter the beginning of the term of this Agreement).

                         Letter  of  Credit   Fees:   .1667%  per  month,   plus
                         applicable bank charges and fees.

4.    MATURITY DATE
      (Section 6.1):     The last Business Day of the twenty-fourth  (24th) full
                         calendar month after the month in which the initial funding of the Loans takes place, subject to automatic renewal as provided in Section 6.1 above, and early termination as provided in Section 6.2 above.

      Renewal Fee
      (Section 6.1):     one half of one percent  (1/2%) of the  Maximum  Dollar
                         Amount per year after the second year of the term hereof.


      Early Termination  An amount  equal to two  percent  (2.0%) of the Maximum
      Fee                Dollar  Amount  (as  defined  in  this  Schedule),   if
      (Section 6.2):     termination  occurs on or before the first  anniversary
                         of the date of this Agreement; and one percent (1.0%) of the Maximum Dollar Amount, if termination occurs after the first anniversary and before the second anniversary of the date of this Agreement.

5.    REPORTING.
      (Section 5.3):     Borrower shall provide Coast with the following:

                         (1) Monthly Receivable agings, aged by invoice date, within ten (10) days after the end of each month.

                         (2) Monthly accounts payable agings, aged by invoice date, and outstanding or held check registers within ten (10) days after the end of each month.

                         (3) Monthly perpetual inventory reports for the Inventory valued on a first-in, first-out basis at the lower of cost or market (in accordance with generally accepted accounting principles) or such other inventory reports as are reasonably requested by Coast, all within ten (10) days after the end of each month.

                         (4) Monthly internally prepared financial statements, as soon as available, and in any event within thirty
                         (30) days after the end of each month.

                         (5) Quarterly internally prepared financial statements, as soon as available, and in any event within forty-five (45) days after the end of each fiscal quarter of Borrower.

                         (6) Quarterly customer lists, including customer name, address, and phone number within thirty (30) days after the end of each fiscal quarter of Borrower.

                         (7) Audited annual consolidated and consolidating financial statements, as soon as available, and in any event within ninety (90) days following the end of Borrower's fiscal year, audited by independent certified public accountants acceptable to Coast.

6.    BORROWER INFORMATION:

      Prior Names of Borrower
      (Section 3.2):                           None

      Prior Trade Names of
      Borrower
      (Section 3.2):                           None

      Existing Trade Names of
      Borrower
      (Section 3.2):                           None

      Other Locations and
      Addresses (Section 3.3):                 16000 Heron Avenue
                                               La Mirada, California 90638

                                               366 5th Avenue
                                               New York, New York 10001

      Material Adverse
      Litigation (Section 3.10):               None


7.    OTHER PROVISIONS
      (Section 5.1):    (1) Coast shall  complete an appraisal of the Inventory
                         within sixty (60) days of the Closing Date. Coast shall have the right to reduce the advance rate applicable to the Inventory Loans in accordance with the results of such appraisal, if in Coast's sole and absolute discretion a reduction in such advance rate is warranted by the results of such appraisal.

                         (2) Borrower shall maintain at all times a Tangible Net Worth of at least One Million Four Hundred Thousand Dollars ($1,400,000).

                         (3) Within ninety (90) days of the Closing Date Borrower shall have fully established, in form and content acceptable to Coast, a credit policy and credit procedures for credit checking, handling, setting credit limits, following and reporting on all aspects of its sales activity, Receivables and collections.