Form 10-Q
period 1997-02-28
SIRCO INTERNATIONAL CORP
filed 1997-04-10
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ______________________

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,359,700 shares of Common Stock, par value $.10 per share, as of April 1, 1997.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets

                                                                   Feb. 28, 1997     Nov. 30, 1996
                                                                   ------------      ------------
                                                                    (Unaudited)        (See note)
Assets
Current assets:
    Cash and cash equivalents ................................     $    630,248      $    390,043
    Accounts receivable ......................................        2,922,007         2,825,764
    Inventories ..............................................        4,556,517         4,406,066
    Prepaid expenses .........................................          448,776           256,134
    Other current assets .....................................           54,183           123,245
                                                                   ------------      ------------
Total current assets .........................................        8,611,731         8,001,252
                                                                   ------------      ------------

Property and equipment at cost ...............................        1,723,837         1,867,167
Less accumulated depreciation ................................          859,096           979,457
                                                                   ------------      ------------
Net property and equipment ...................................          864,741           887,710
                                                                   ------------      ------------

Other assets .................................................          210,338           147,402
Investment in and advances to subsidiary .....................          532,941           540,497
                                                                   ------------      ------------
Total assets .................................................     $ 10,219,751      $  9,576,861
                                                                   ============      ============



                             Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets
                                            (continued)

                                                                   Feb. 28, 1997     Nov. 30, 1996
                                                                   ------------      ------------
                                                                    (Unaudited)        (See note)
Liabilities and stockholders' equity
Current liabilities:
    Loans payable to financial institutions ..................     $  3,720,601      $  1,071,000
    Short-term loans payable - other .........................          633,706           529,821
    Current maturities of long-term debt .....................            6,808             6,735
    Accounts payable .........................................        1,952,417         2,919,511
    Accrued expenses .........................................        1,214,901         1,920,897
                                                                   ------------      ------------
Total current liabilities ....................................        7,528,433         6,447,964
                                                                   ------------      ------------

Long-term debt, less current maturities ......................          341,637           348,401
                                                                   ------------      ------------
Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 share authorized,
    1,323,200 issued (1997), 1,315,200 issued (1996) .........          132,320           131,520
    Preferred stock, $.10 par value;  1,000,000 authorized,
    none issued
    Capital in excess of par value ...........................        4,282,734         4,267,534
    Retained earnings (deficit) ..............................       (1,446,449)       (1,019,367)
    Treasury stock at cost ...................................          (27,500)          (27,500)
    Accumulated foreign translation adjustment ...............         (591,424)         (571,691)
                                                                   ------------      ------------
Total stockholders' equity ...................................        2,349,681         2,780,496
                                                                   ------------      ------------

Total liabilities and stockholders' equity ...................     $ 10,219,751      $  9,576,861
                                                                   ============      ============

See notes to the condensed consolidated financial statements.

Note:The balance sheet at November 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                   Feb. 28, 1997   Feb. 29, 1996
                                                   -------------   -------------
Net sales .....................................     $ 3,066,144      $ 6,578,047
Cost of goods sold ............................       2,372,389        4,676,216
                                                    -----------      -----------

Gross profit ..................................         693,755        1,901,831

Selling, warehouse, and general and
    administrative expenses ...................       1,100,205        1,467,551
                                                    -----------      -----------

                                                       (406,450)         434,280

Other (income) expense:
Interest expense ..............................         124,479          194,944
Interest income ...............................          (9,186)         (24,103)
Miscellaneous income, net .....................         (94,661)         (48,654)
                                                    -----------      -----------

                                                         20,632          122,187
                                                    -----------      -----------

Net income (loss) before income taxes .........        (427,082)         312,093
Provision for income taxes ....................            --             51,278
                                                    -----------      -----------

Net income (loss) .............................     ($  427,082)     $   260,815
                                                    ===========      ===========

Net income (loss) per share of common stock:
    Primary ...................................     ($     0.32)     $      0.21
                                                    ===========      ===========

    Fully diluted .............................     ($     0.32)     $      0.20
                                                    ===========      ===========

Shares used in computing earnings
 (loss) per common and common equivalent share:
    Primary ...................................       1,314,233        1,261,633
                                                    ===========      ===========
    Assuming full dilution ....................       1,314,233        1,276,465
                                                    ===========      ===========

See notes to the condensed consolidated financial statements.

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                 For the Three Months Ended
                                                                Feb. 28, 1997   Feb. 29, 1996
                                                                -------------   -------------
Cash flows from operating activities:
Net income (loss) .........................................     ($  427,082)     $   260,815
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization ........................          24,815           17,696
     Provision for losses in accounts receivable ..........           1,805           11,000
     Loss in sale of property and equipment ...............           7,104             --
     Changes in operating assets and liabilities:
      Accounts receivable .................................        (118,198)        (400,672)
      Inventories .........................................        (154,197)        (255,463)
      Prepaid expenses ....................................        (193,072)         (31,972)
      Other current assets ................................          69,062          101,631
      Other assets ........................................         (63,073)         (72,963)
      Accounts payable and accrued expenses ...............      (1,662,933)       1,039,851
                                                                -----------      -----------

Net cash (used in) provided by operating activities: ......      (2,515,769)         669,923
                                                                -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment ........................         (20,013)         (42,027)
Proceeds from sale of property and equipment ..............           3,655             --
Proceeds from agreement to sell subsidiary ................           7,556             --
                                                                -----------      -----------
Net cash used in investing activities .....................          (8,802)         (42,027)
                                                                -----------      -----------

Cash flows from financing activities:
Increase (decrease) in loans payable to
    financial institutions and short-term
    loans payable-other ...................................       2,753,675         (369,811)
Proceeds from exercise of stock options ...................          16,000          250,000
Repayment of long-term debt ...............................            (857)        (173,777)
                                                                -----------      -----------
Net cash provided by (used in) financing activities .......       2,768,818         (293,588)
                                                                -----------      -----------

Effect of exchange rate changes on cash ...................          (4,042)          (2,221)
                                                                -----------      -----------

Increase in cash and cash equivalents .....................         240,205          332,087
Cash and cash equivalents at beginning of period ..........         390,043          176,241
                                                                -----------      -----------

Cash and cash equivalents at the end of period ............     $   630,248      $   508,328
                                                                ===========      ===========

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)
                                          (continued)


                                                                 For the Three Months Ended
                                                                Feb. 28, 1997   Feb. 29, 1996
                                                                -------------   -------------

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest ..............................................     $   127,938      $   171,605
    Income taxes ..........................................     $   300,015      $      --

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.


Note 2-Financing Arrangements

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 17, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of February 28, 1997, the Company owed Coast approximately $3,721,000 and had outstanding letters of credit amounting to approximately $455,000. At February 28, 1997, the prime rate was 8.25%.

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. The mortgage is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $325,000 in the year 2000. At February 28, 1997, the mortgage was approximately $348,000.

In March 1995, the Company entered into an agreement with Yashiro pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. On August 28,1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the book value of the Company's inventory. Yashiro charged the Company a handling fee of 3% for each letter of credit that was opened. All amounts borrowed from Yashiro under the agreement are due and payable on June 30, 1997. Interest is payable to Yashiro monthly at 2% above the prime rate. At February 28, 1997, the Company was directly indebted to Yashiro for approximately $634,000 and had outstanding letters of credit amounting to approximately $14,000. At February 28, 1997, the prime rate was 8.25%.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

Three Months Ended February 28, 1997 vs. February 29, 1996

Net  sales  for  the  three  months  ended   February  28,  1997   decreased  by
approximately $3,512,000 to approximately $3,066,000 as compared to approximately $6,578,000 reported in the prior fiscal period. Net sales for the Company's Luggage and Backpack Divisions decreased by approximately $2,721,000. This decrease in net sales is attributable to the loss by the Company in fiscal 1996 of the license from FILA Sport S.p.A. ("FILA") (see below). The sale of FILA product accounted for approximately $2,768,000 in net sales for the first three months of fiscal 1996. Net sales of the Company's Canadian subsidiary decreased by approximately $791,000. This decrease is primarily attributable to the loss by Sirco Canada in fiscal 1996 of the license from Airway Industries Inc. ("Airway") to sell "Atlantic" luggage (see below). The sale of Airway products accounted for approximately $514,000 in net sales for the first three months of fiscal 1997 as compared to approximately $1,248,000 in net sales reported in the first three months of fiscal 1996. The Company's gross profit for the three months ended February 28, 1997 decreased by approximately $1,208,000 to approximately $694,000 from approximately $1,902,000 reported in the prior fiscal period, and the gross profit percentage for the three months ended February 28, 1997 decreased to 22.6% from 28.9% reported in the prior fiscal period. The decrease in gross profit is primarily attributable to the reduction in sales of licensed product that traditionally had a higher gross profit margin than the Company's other product lines.

After extensive negotiations in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996, subject to certain rights with respect to remaining inventory. The Company sold approximately $2,768,000 of FILA product in the fiscal quarter ended February 29, 1996 and approximately $8,584,000 of FILA product in fiscal 1996. The loss of the FILA trademark had an adverse impact on the Company's results of operations for the fiscal quarter ending February 28, 1997 and may have an adverse impact on the Company's results of operations for the fiscal quarter ending May 31, 1997. However, the Company expects that a significant portion of the net sales of FILA product will be replaced by sales of other licensed products incorporating the recently licensed "Perry Ellis", "Hedgren" and "Skechers" names, symbols and logos. The Company started shipping a significant amount of product under these licenses in the fourth quarter of fiscal 1996 and expects to recoup a significant portion of the lost FILA sales by the end of fiscal 1997. However, future net sales could be negatively impacted if sales from these licenses or increases in sales under other existing licenses do not replace the sales of FILA product.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. In November 1996, the Company restructured Sirco Canada, hired a new President to run the operation and started to market the Company's other licensed products in Canada, including product incorporating its recently licensed "Perry Ellis" and "Hedgren" names, symbols and logos. During the fiscal quarters ended February 28, 1997 and February 29, 1996 and the fiscal year ended November 30, 1996, the Company's net sales of Airway product amounted to approximately $514,000, $1,248,000 and $5,782,000, respectively. The loss of the Airway license had an adverse effect on the Company's results of operations for the fiscal quarter ended February 28, 1997 and could have an adverse effect on the Company's results of operations for the remainder of fiscal year ended November 30, 1997. However, the Company expects to recoup a significant portion of Airway sales from sales in Canada of its other licensed products.

Selling, warehouse, and general and administrative expenses decreased for the three months ended February 28, 1997 by approximately $368,000 to approximately $1,100,000 from approximately $1,468,000 reported in prior fiscal period. Selling, warehouse, and general and administrative expenses decreased by approximately $227,000 for the Company's Luggage and Backpack Divisions and
approximately $141,000 for the Company's Canadian subsidiary. Of the overall decrease, approximately $258,000 was in selling expense, approximately $69,000 was in warehouse expense and approximately $41,000 was in general and administrative expense. The decrease in selling expense is a direct result of the reduction in sales of licensed product in the first three months of fiscal 1997 while the reduction in warehouse and general and administrative expense is primarily a result of the restructuring of the Company's Canadian operation at the end of fiscal 1996.

Interest expense for the three months ended February 28, 1997 decreased by approximately $70,000 from the amount reported in the three months ended February 29, 1996 due to lower average borrowings.

Miscellaneous income for the three months ended February 28, 1997 increased by approximately $46,000 over the amounts reported in the prior fiscal period due to continued strong performance of the Company's "direct-buy" program.

Liquidity and Capital Resources

At February 28, 1997, the Company had cash and cash equivalents of approximately $630,000, and working capital of approximately $1,084,000.

Net cash (used in) provided by operating activities aggregated approximately ($2,516,000) and $670,000 in fiscal quarters ended February 28, 1997 and February 29, 1996, respectively. The increase of approximately $3,178,000 in net cash used in operating activities in fiscal 1997, as compared to fiscal 1996, primarily reflects the net loss of approximately $427,000 for the first quarter of fiscal 1997 as compared to net income of approximately $261,000 in fiscal 1996, and an increase in the use of cash of approximately $2,703,000 for accounts payables and accrued expenses. This increase is the result of higher than normal trade accounts payable at February 29, 1996 to support the high sales volume from the first quarter of fiscal 1996, and efforts by the Company to stay current with trade vendors in fiscal 1997.

Net cash used in investing activities aggregated approximately ($9,000) and ($42,000) in fiscal quarters ended February 28, 1997 and February 29, 1996, respectively. The principle uses of cash from investing activities in 1997 and 1996 was for the purchase of equipment. The principal source of cash provided from investing activities for the quarter ended February 28, 1997 was the proceeds of the sale of equipment and the proceeds of a note receivable from the 1992 sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately $2,769,000 and ($294,000) in fiscal quarters ended February 28, 1997 and February 29, 1996, respectively. In the first fiscal quarter of 1997, approximately $2,754,000 of net cash was provided by short-term debt and $16,000 was provided from the proceeds of the exercise of stock options. In the first quarter of fiscal 1996, the Company used net cash to re-pay approximately $544,000 in short and long-term debt. Also in fiscal 1996, the Company received $250,000 in proceeds from the exercise of stock options.

In March 1995, the Company entered into an agreement with Yashiro Company, Inc. ("Yashhiro"), pursuant to which Yashiro had agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At February 28, 1997, the Company was directly indebted to Yashiro for approximately $634,000 and had outstanding letters of credit amounting to approximately $14,000.

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of February 28, 1997, the Company was indebted to Coast in the amount of approximately $3,721,000 and had outstanding letters of credit amounting to approximately $455,000.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At February 28, 1997, the mortgage was approximately $348,000. The Company is currently using the Coast line of credit to provide letter of credit financing that was formerly provided by National Bank of Canada.

For the quarter ended February 28, 1997, the Company had approximately $20,000 in capital expenditures. The Company does not plan to make significant capital expenditures in fiscal 1997.

The Company is currently exploring alternatives for raising additional equity capital. Management believes that by increasing its working capital through the sale of common stock, it will be able to more effectively market and develop its newly licensed product under the "Hedgren" and "Perry Ellis" names. There can be no assurance, however, that the Company will be able to raise any additional equity capital. The Company believes that its existing cash and cash equivalent balances, present sources of financing and cash flow from operations will be sufficient to meet the Company's cash and capital requirements for at least the next twelve months.

                            SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                         None

  27              Financial Data Schedule.

                  (b)  Reports on Form 8-K

                         None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  Sirco International Corp.



Date: April 9, 1997                               By: /s/Joel Dupre
                                                      -------------
                                                      Joel Dupre
                                                      Chairman of the Board and
                                                      Chief Executive Officer





Date: April 9, 1997                               By: /s/Paul Riss
                                                      ------------

                                                      Paul Riss
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

No.                     Description
---                     -----------

27                Financial Data Schedule.