Form 10-Q
period 1997-05-31
SIRCO INTERNATIONAL CORP
filed 1997-07-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to            .


                          Commission file number 0-4465

                            Sirco International Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                      13-2511270
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                      (I.R.S. Employer
  of Incorporation or Organization)                 Identification No.)


  24 Richmond Hill Avenue, Stamford Connecticut            06901
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)          (Zip Code)


Registrant's Telephone Number, Including Area Code            203-359-4100
                                                              ------------


--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,330,400 shares of Common Stock, par value $.10 per share, as of July 1, 1997.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets

                                                                   May 31, 1997     Nov.  30, 1996
                                                                   (Unaudited)        (See Note)
                                                                   ------------      ------------
Assets
Current assets:
    Cash and cash equivalents ................................     $    275,449      $    390,043
    Accounts receivable ......................................        2,585,505         2,825,764
    Inventories ..............................................        6,073,129         4,406,066
    Prepaid expenses .........................................          496,509           256,134
    Other current assets .....................................           76,128           123,245
                                                                   ------------      ------------
Total current assets .........................................        9,506,720         8,001,252
                                                                   ------------      ------------

Property and equipment at cost ...............................        1,726,354         1,867,167
Less accumulated depreciation ................................          882,194           979,457
                                                                   ------------      ------------
Net property and equipment ...................................          844,160           887,710
                                                                   ------------      ------------

Other assets .................................................          247,873           147,402
Investment in and advances to subsidiary .....................          523,815           540,497
                                                                   ------------      ------------
Total assets .................................................     $ 11,122,568      $  9,576,861
                                                                   ============      ============

                            Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets
                                            (continued)

                                                                   May 31, 1997     Nov.  30, 1996
                                                                   (Unaudited)        (See Note)
                                                                   ------------      ------------
Liabilities and stockholders' equity
Current liabilities:
    Loans payable to financial institutions ..................     $  4,160,011      $  1,071,000
    Short-term loans payable - other .........................           13,989           529,821
    Current maturities of long-term debt .....................            6,816             6,735
    Accounts payable .........................................        2,834,647         2,919,511
    Accrued expenses .........................................        1,276,369         1,920,897
                                                                   ------------      ------------
Total current liabilities ....................................        8,291,832         6,447,964
                                                                   ------------      ------------

Long-term debt, less current maturities ......................          337,213           348,401
                                                                   ------------      ------------

Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 share authorized,
    3,190,400 issued (1997), 1,315,200 issued (1996) .........          319,040           131,520
    (1996 unadjusted for two-for-one stock split)
    Preferred stock, $.10 par value;  1,000,000 authorized,
    none issued
    Capital in excess of par value ...........................        4,879,581         4,267,534
    Retained earnings (deficit) ..............................       (2,047,985)       (1,019,367)
    Treasury stock at cost ...................................          (27,500)          (27,500)
    Accumulated foreign translation adjustment ...............         (629,613)         (571,691)
                                                                   ------------      ------------
Total stockholders' equity ...................................        2,493,523         2,780,496
                                                                   ------------      ------------
Total liabilities and stockholders' equity ...................     $ 11,122,568      $  9,576,861
                                                                   ============      ============

See notes to the condensed consolidated financial statements.

Note: The balance sheet at November 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                                  Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Statements of Operations
                                                 (Unaudited)


                                             For The Six Months Ended           For The Three Months Ended
                                          ------------------------------      ------------------------------
                                          May 31, 1997      May 31, 1996      May 31, 1997      May 31, 1996
                                          ------------      ------------      ------------      ------------
Net Sales ...........................     $  6,175,826      $ 14,216,211      $  3,109,682      $  7,638,164
Cost of goods sold ..................        4,942,664        10,358,190         2,570,275         5,681,974
                                          ------------      ------------      ------------      ------------
Gross profit ........................        1,233,162         3,858,021           539,407         1,956,190

Selling, warehouse, general and
     administrative expenses ........        2,230,369         2,984,770         1,130,164         1,517,219
                                          ------------      ------------      ------------      ------------
                                              (997,207)          873,251          (590,757)          438,971

Other (income) expense:
Interest expense.....................          237,476           385,571           112,997           190,627

Interest income......................          (31,746)          (31,482)          (22,560)           (7,379)

Miscellaneous income, net ...........         (174,319)          (98,347)          (79,658)          (49,693)
                                          ------------      ------------      ------------      ------------
Net income (loss) before income taxes       (1,028,618)          617,509          (601,536)          305,416

Provision for income taxes...........            --              173,756              --             122,478
                                          ------------      ------------      ------------      ------------
Net income (loss) ...................     $ (1,028,618)     $    443,753      $   (601,536)     $    182,938
                                          ============      ============      ============      ============

Net income (loss) per share of
     common stock: ..................     $      (0.36)     $       0.17      $      (0.19)     $       0.07
                                          ============      ============      ============      ============

Shares used in computing earnings
     (loss) per common and comon
     equivalent shares * ............        2,832,603         2,626,286         3,099,687         2,699,510
                                          ============      ============      ============      ============


* Restated to give effect to 2-for-1 stock split in 1997.

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                  For the Six Months Ended
                                                                -----------------------------
                                                                May 31, 1997     May 31, 1996
                                                                -----------      -----------
Cash flows from operating activities:
Net income (loss) .........................................     ($1,028,618)     $   443,753
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
     Depreciation and amortization ........................          49,616           44,864
     Provision for losses in accounts receivable ..........          50,146           10,479
     Loss in sale of property and equipment ...............           7,104             (313)
     Changes in operating assets and liabilities:
      Accounts receivable .................................         171,777         (540,111)
      Inventories .........................................      (1,671,500)         562,294
      Prepaid expenses ....................................        (240,579)        (237,394)
      Other current assets ................................          47,117          201,517
      Other assets ........................................        (106,975)         (86,883)
      Accounts payable and accrued expenses ...............        (719,431)         366,321
                                                                -----------      -----------
Net cash (used in) provided by operating activities: ......      (3,441,343)         764,527
                                                                -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment ........................         (27,881)         (47,925)
Proceeds from sale of property and equipment ..............           3,655            3,000
Cash in flow from agreement to sell subsidiary ............          23,050              --
                                                                -----------      -----------
Net cash used in investing activities .....................          (1,176)         (44,925)
                                                                -----------      -----------

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)(continued)

                                                                  For the Six Months Ended
                                                                -----------------------------
                                                                May 31, 1997     May 31, 1996
                                                                -----------      -----------
Cash flows from financing activities:
Increase (decrease) in loans payable to financial
    institutions and short-term loans payable-other .......       2,573,367         (735,151)
Proceeds from exercise of stock options ...................         190,567          250,000
Proceeds from private equity placement ....................         609,000             --
Repayment of long-term debt ...............................          (5,759)        (181,052)
                                                                -----------      -----------
Net cash provided by (used in) financing activities .......       3,367,175         (666,203)
                                                                -----------      -----------

Effect of exchange rate changes on cash ...................         (39,250)           1,835
                                                                -----------      -----------
(Decrease) increase in cash and cash equivalents ..........        (114,594)          55,234
Cash and cash equivalents at beginning of period ..........         390,043          176,241
                                                                -----------      -----------

Cash and cash equivalents at the end of period ............     $   275,449      $   231,475
                                                                ===========      ===========

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
      Interest ............................................     $   232,583      $   360,689
      Income taxes ........................................     $   300,015      $      --

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.


Note 2-Financing Arrangements

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 17, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of May 31, 1997, the Company owed Coast approximately $4,160,000 and had outstanding letters of credit amounting to approximately $385,000. At May 31, 1997, the prime rate was 8.50%

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. The mortgage loan is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $325,000 in the year 2000. At May 31, 1997, the principal amount of the mortgage loan was approximately $344,000.

In March 1995, the Company entered into an agreement with Yashiro Company, Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. On August 28,1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the book value of the Company's inventory. Yashiro charged the Company a handling fee of 3% for each letter of credit that was opened. All amounts borrowed from Yashiro under the agreement were due and payable on June 30, 1997. Interest was payable to Yashiro monthly at 2% above the prime rate. At May 31, 1997, the Company was directly indebted to Yashiro for approximately $14,000. On June 20, 1997, the Company repaid the entire obligation to Yashiro under the Letter of Credit Agreement.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

Three and Six Months Ended May 31, 1997 vs May 31, 1996

Results of Operations

Net  sales  for the  three  and six  months  ended  May 31,  1997  decreased  by approximately $4,528,000 and $8,040,000, respectively, to approximately $3,110,000 for the three months ended May 31, 1997 and approximately $6,176,000 for the six months ended May 31, 1997, as compared to approximately $7,638,000 and $14,216,000, respectively, reported for the comparable periods in 1996. Net sales for the Company's Luggage and Backpack Divisions decreased by approximately $2,951,000 and $5,672,000 for the three and six months ended May 31, 1997. This decrease in net sales is attributable to the loss by the Company in fiscal 1996 of the license from FILA Sport S.P.A. ("FILA") (see below). The sale of FILA product accounted for approximately $2,966,000 and $5,734,000 for the three and six months ended May 31, 1996. Net sales for the Company's Canadian subsidiary decreased by $1,577,000 and $2,368,000 for the three and six months ended May 31, 1997. This decrease in net sales is primarily attributable to the loss by Sirco Canada in fiscal 1996 of the license from Airway Industries Inc. ("Airway") to sell "Atlantic" luggage (see below). For the three months ended May 31, 1997, Sirco Canada had no sales of Airway product as compared to approximately $1,587,000 in fiscal 1996. For the six months ended May 31, 1997 Sirco Canada sold approximately $514,000 of Airway product as compared to approximately $2,871,000 during the same period in fiscal 1996. The Company's gross profit for the three and six months ended May 31, 1997 decreased by approximately $1,417,000 and $2,625,000 to approximately $539,000 and $1,233,000 from approximately $1,956,000 and $3,858,000 reported in the prior fiscal periods. The gross profit percentage for the three and six months ended May 31, 1997 decreased to approximately 17.4% and 20% from approximately 25.6% and 27.1% reported in the prior year fiscal. The decrease in gross profit percentage is primarily attributable to the lack of a sufficiently large revenue base over which to spread fixed costs and to the reduction in sales of licensed product that traditionally have a higher gross profit margin than the Company's other product lines.

After extensive negotiations in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996, subject to certain rights with respect to remaining inventory. The Company sold approximately $2,966,000 and $5,234,000 of FILA product in the three and six months ended May 31, 1996, and approximately $8,584,000 of FILA product in fiscal 1996. The loss of the FILA trademark had an adverse impact on the Company's results of operation for the three and six months ended May 31, 1997 and may have an adverse impact on the Company's results of operation for the fiscal quarter ending August 31, 1997. However. the Company expects that a significant portion of the net sales of FILA product will be replaced by sales of other licensed products incorporating the licensed "Perry Ellis" and "Hedgren" names, symbols and logos. The Company started shipping product under these licenses in the fourth quarter of fiscal 1996 and expects to recoup a significant portion of the lost FILA sales by the end of fiscal 1997. However, future net sales could be negatively impacted if sales from these licenses or increases in sales under other existing licenses do not replace the sales of FILA product.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. In November 1996, the Company restructured Sirco Canada, hired a new President to run the operation and started to market the Company's other licensed products in Canada, including product incorporating the licensed "Perry Ellis" and "Hedgren" names, symbols and logos. Sirco Canada sold approximately $514,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. Sirco Canada sold approximately $1,587,000 and $2,871,000 of Airway product for the three and six months ended May 31, 1996 and sold approximately $5,782,000 of Airway product in fiscal year 1996. The loss of the Airway license had an adverse effect on Sirco Canada's results of operations for the three and six months ended May 31, 1997 and will have an adverse effect on Sirco Canada's results of operations for the remainder of fiscal year ended November 30, 1997.

Selling, warehouse, and general and administrative expenses decreased for the three and six months ended May 31, 1997 by approximately $387,000 and $754,000, respectively, from the comparable periods in fiscal 1996. Selling, warehouse, and general and administrative expenses decreased by approximately $148,000 and $375,000 for the three and six months ended May 31, 1997, respectively, for the Company's Luggage and Backpack Divisions and approximately $239,000 and $379,000 for the three and six months ended May 31, 1997, respectively, for the Company's Canadian subsidiary. For the three and six months ended May 31, 1997, selling expenses decreased approximately $259,000 and $521,000, respectively, and warehouse expenses decreased approximately $128,000 and $195,000, respectively. Additionally, for the six months ended May 31, 1997, general and administrative expenses decreased approximately $38,000. The decrease in selling expense is a direct result of the reduction in sales of licensed product while the reduction in warehouse and general and administrative expense is primarily a result of the restructuring of the Company's Canadian operation at the end of fiscal 1996.

Interest expense for the three and six months ended May 31, 1997 decreased by approximately $78,000 and $148,000, respectively, from the amounts reported in the same periods in fiscal 1996 due to lower average borrowings.

Miscellaneous income for the three and six months ended May 31, 1997 increased by approximately $30,000 and $76,000, respectively, over the amounts reported in the same periods in fiscal 1996, primarily due to continued strong performance of the Company's "direct-buy" program.

Liquidity and Capital Resources

At May 31, 1997, the Company had cash and cash equivalents of approximately $275,000 and working capital of approximately $1,215,000.

Net cash (used in) provided by operating activities aggregated approximately ($3,441,000) and $765,000 in the six month fiscal periods ended May 31, 1997 and May 31, 1996, respectively. The increase of approximately $4,206,000 in net cash used in operating activities in fiscal 1997, as compared to fiscal 1996, primarily reflects the net operating loss of $1,029,000 in fiscal 1997 as compared to net operating income of approximately $444,000 in fiscal 1996, and an increase in the use of cash of approximately $2,234,000 for inventory and approximately $1,086,000 for accounts payable and accrued expenses. The increase in inventory levels is primarily due to anticipated large sales volumes in the third quarter of fiscal 1997, and to a lesser extent slower than anticipated demand from customers in the second quarter of fiscal 1997. The increase in the use of cash for accounts payable and accrued expenses is mainly due to the efforts of the Company to stay current with trade vendors in fiscal 1997.

Net cash used in investing activities aggregated approximately $1,200 and $45,000 in the six month fiscal periods ended May 31, 1997 and May 31, 1996, respectively. The principle uses of cash from investing activities in 1997 and 1996 was for the purchase of equipment. The principal source of cash provided from investing activities in 1997, was the proceeds of sale of equipment, and proceeds of a note receivable from a 1992 sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately $3,367,000 and ($666,000) in the six month fiscal periods ended May 31, 1997 and May 31, 1996, respectively. In the six months ended May 31, 1997, approximately $2,573,000 of net cash was provided by short-term debt, approximately $191,000 was provided from proceeds from the exercise of stock options and $609,000 was provided from a private equity placement. In the six months ended May 31, 1996, the Company used net cash to re-pay approximately $916,000 in short and long-term debt. Also, in the 1996 period, the Company received $250,000 in proceeds from the exercise of stock options.

In March 1995, the Company entered into an agreement with Yashiro, pursuant to which Yashiro had agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lessor of $1,200,000 or 35% of the book value of the Company's inventory. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At May 31, 1997 the Company was indebted to Yashiro for approximately $14,000 and had no outstanding letters of credit. On June 20, 1997, the Company repaid the entire obligation to Yashiro under the Letter of Credit Agreement.

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced by a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of May 31, 1997, the Company was indebted to Coast in the amount of approximately $4,160,000 and had outstanding letters of credit amounting to approximately $385,000.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At May 31, 1997, the principal amount of the mortgage loan was approximately $344,000. The Company is currently using the Coast line of credit to provide letter of credit financing that was formerly provided by National Bank of Canada.

For the period ended May 31, 1997, the Company had approximately $28,000 in capital expenditures. The Company does not plan to make significant capital expenditures in fiscal 1997.

The Company is currently exploring alternatives for raising additional equity capital. Management believes that by increasing its working capital through the sale of common stock, it will be able to more effectively market and develop products bearing its recently licensed "Hedgren" and "Perry Ellis" names. There can be no assurance, however, that the Company will be able to raise any additional equity capital. The Company believes that its existing cash and cash equivalent balances, present sources of financing and cash flow from operations will be sufficient to meet the Company's cash and capital requirements for at least the next twelve months.

Item 4. - Submission of Matters To a Vote of Security Holders

         (a) The 1997 Annual Meeting of Shareholders of the Company (the "1997 Annual Meeting)" was duly held on June 12, 1997.

         (b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement relating to the 1997 Annual Meeting (the "Proxy Statement"); and (iii) all of such nominees were duly elected.

         (c) Set forth below is a brief description of each other matter voted upon at the 1997 Annual Meeting and the number of affirmative votes and the number of negative votes cast:

                  i)  The  approval  and  adoption of an  amendment  to the 1995
                      Stock Option Plan of the Company. The information contained in the Proxy Statement at pages 4 through 6 under the heading "Proposal to Amend the 1995 Stock Option Plan" is incorporated by reference herein.

                      Votes For..................  1,636,486
                      Votes Against..............    113,100
                      Votes Abstaining...........     10,200
                      Non-Vote...................    856,220

         (d)   Not applicable.

                            SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.
                       None

27                Financial Data Schedule.

                  (b)  Reports on Form 8-K
                       None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  Sirco International Corp.



July 15, 1997                                     By: /s/ Joel Dupre
-------------                                         --------------
Date                                                  Joel Dupre
                                                      Chairman of the Board and
                                                      Chief Executive Officer





July 15, 1997                                    By: /s/ Paul Riss
-------------                                        -------------
Date                                                  Paul Riss
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

                        No.                    Description
                        ---                    -----------

                        27                Financial Data Schedule.