Form 10-Q
period 1997-08-31
SIRCO INTERNATIONAL CORP
filed 1997-10-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1997.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,875,400 shares of Common Stock, par value $.10 per share, as of October 13, 1997.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Sirco International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets

                                                                   August 31, 1997    Nov. 30, 1996
                                                                   ---------------   --------------
                                                                    (Unaudited)         (See note)
Assets
Current assets:
    Cash and cash equivalents ................................     $    399,429      $    390,043
    Accounts receivable ......................................        4,349,840         2,825,764
    Inventories ..............................................        6,983,964         4,406,066
    Prepaid expenses .........................................          575,490           256,134
    Other current assets .....................................            7,276           123,245
                                                                   ------------      ------------
Total current assets .........................................       12,315,999         8,001,252
                                                                   ------------      ------------

Property and equipment at cost ...............................        1,729,651         1,867,167
Less accumulated depreciation ................................          904,466           979,457
                                                                   ------------      ------------
Net property and equipment ...................................          825,185           887,710
                                                                   ------------      ------------

Other assets .................................................          231,881           147,402
Investment in and advances to subsidiary .....................          519,352           540,497
                                                                   ------------      ------------
Total assets .................................................     $ 13,892,417      $  9,576,861
                                                                   ============      ============

Liabilities and stockholders' equity Current liabilities:
    Loans payable to financial institutions ..................     $  5,748,665      $  1,071,000
    Short-term loans payable - other .........................           13,961           529,821
    Current maturities of long-term debt .....................            7,002             6,735
    Accounts payable .........................................        2,874,206         2,919,511
    Accrued expenses .........................................        1,307,686         1,920,897
                                                                   ------------      ------------
Total current liabilities ....................................        9,951,520         6,447,964
                                                                   ------------      ------------

Long-term debt, less current maturities ......................          332,921           348,401
                                                                   ------------      ------------

                             Sirco International Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets
                                            (continued)

                                                                   August 31, 1997    Nov. 30, 1996
                                                                   ---------------   --------------
                                                                    (Unaudited)         (See note)

Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 shares authorized,
    3,795,400 issued (1997), 1,315,200 issued (1996) .........          379,540           131,520
    (1996 unadjusted for two-for-one stock split)
    Preferred stock, $.10 par value; 1,000,000 authorized
    none issued
    Capital in excess of par value ...........................        6,171,673         4,267,534
    Retained earnings (deficit) ..............................       (2,299,056)       (1,019,367)
    Treasury stock at cost ...................................          (27,500)          (27,500)
    Accumulated foreign translation adjustment ...............         (616,681)         (571,691)
                                                                   ------------      ------------
Total stockholders' equity ...................................        3,607,976         2,780,496
                                                                   ------------      ------------
Total liabilities and stockholders' equity ...................     $ 13,892,417      $  9,576,861
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

                                   Sirco International Corp. and Subsidiaries
                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)


                                             For The Nine Months Ended           For The Three Months Ended
                                          ------------------------------      ------------------------------
                                          Aug. 31, 1997     Aug. 31, 1996     Aug. 31, 1997      Aug. 31, 1996
                                          -------------     -------------     -------------      -------------
Net Sales ...........................     $ 12,112,360      $ 21,894,376      $ 5,936,534       $ 7,678,165
Cost of goods sold ..................        9,756,035        16,275,046        4,813,371         5,916,856
                                          ------------      ------------      ------------      ------------
Gross profit ........................        2,356,325         5,619,330        1,123,163         1,761,309

Selling, warehouse, general and
     administrative expenses ........        3,590,880         4,508,019        1,360,511         1,523,249
                                          ------------      ------------      ------------      ------------
                                            (1,234,555)       (1,111,311         (237,348)          238,060

Other (income) expense:
Interest expense.....................          378,828           598,067          136,352           212,526
Interest income......................          (47,775)          (44,094)         (16,029)          (12,612)
Miscellaneous income, net ...........         (280,919)         (218,279)        (106,600)         (119,932)
                                          ------------      ------------      ------------      ------------
Net income (loss) before income taxes       (1,279,689)          775,587         (251,071)          158,078
Provision for income taxes...........            --              258,964            --               85,208
                                          ------------      ------------      ------------      ------------
Net income (loss) ...................     $ (1,279,689)     $    516,623      $   (251,071)     $    72,780
                                          ============      ============      ============      ============

Net income (loss) per share of
     common stock: ..................     $      (0.43)     $       0.20      $      (0.07)     $      0.03
                                          ============      ============      ============      ============

Shares used in computing earnings
     (loss) per common and comon
     equivalent shares * ............        2,985,061         2,570,672         3,361,107         2,619,400
                                          ============      ============      ============      ============

* Restated to give effect to 2-for-1 stock split in 1997.

                        Sirco International Corp. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                           For the Nine Months Ended
                                                        August 31,1997   August 31, 1996
                                                        --------------   ---------------
Cash flows from operating activities: ..............     ($1,279,689)     $   516,623
Net income (loss)
Adjustments to  reconcile  net income  (loss)
    to net cash  provided by (used in)
    operating activities:
     Depreciation and amortization .................          78,523           63,060
     Provision for losses in accounts receivable ...          54,033           17,172
     Loss in sale of property and equipment ........           7,104             (313)
     Changes in operating assets and liabilities:
      Accounts receivable ..........................      (1,597,555)        (665,127)
      Inventories ..................................      (2,587,150)         986,561
      Prepaid expenses .............................        (319,780)        (246,832)
      Other current assets .........................         115,969          137,104
      Other assets .................................         (84,616)          46,393
      Accounts payable and accrued expenses ........        (648,561)         375,887
                                                         -----------      -----------
Net cash (used in) provided by operating activities:      (6,261,722)       1,230,528
                                                         -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment .................         (36,277)         (65,517)
Proceeds from sale of property and equipment .......           3,655            3,000
Cash in flow from agreement to sell subsidiary .....          21,145             --
                                                         -----------      -----------
Net cash used in investing activities ..............         (11,477)         (62,517)
                                                         -----------      -----------

Cash flows from financing activities:
Increase (decrease) in loans payable to
    financial institutions and short-term
    loans payable-other ............................       4,162,212         (927,996)
Proceeds from exercise of stock options ............         195,567          250,000
Proceeds from private equity placement .............         609,000             --
Proceeds from exercise of stock warrants ...........       1,347,592
Repayment of long-term debt ........................          (8,537)        (222,862)
                                                         -----------      -----------
Net cash provided by (used in) financing activities        6,305,834         (900,858)
                                                         -----------      -----------

Effect of exchange rate changes on cash ............         (23,249)             244
                                                         -----------      -----------
Increase in cash and cash equivalents ..............           9,386          267,397
Cash and cash equivalents at beginning of period ...         390,043          176,241
                                                         -----------      -----------

Cash and cash equivalents at the end of period .....     $   399,429      $   443,638
                                                         ===========      ===========

                        Sirco International Corp. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                           For the Nine Months Ended
                                                        August 31,1997   August 31, 1996
                                                        --------------   ---------------

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest .......................................     $   369,194      $   530,219
    Income taxes ...................................     $   300,015      $      --

              See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.


Note 2-Financing Arrangements

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 17, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of August 31, 1997, the Company owed Coast approximately $5,749,000 and had outstanding letters of credit amounting to approximately $537,000. At August 31, 1997, the prime rate was 8.50%.

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. The mortgage loan is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $325,000 in the year 2000. At August 31, 1997, the principal amount of the mortgage loan was approximately $340,000.

In March 1995, the Company entered into an agreement with Yashiro Company, Inc. ("Yashiro"), pursuant to which Yashiro agreed to issue or cause to be issued, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000 or 35% of the book value of the Company's inventory. On August 28,1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the book value of the Company's inventory. Yashiro charged the Company a handling fee of 3% for each letter of credit that was opened. All amounts borrowed from Yashiro under the agreement were due and payable on June 30, 1997. Interest was payable to Yashiro monthly at 2% above the prime rate. On June 20,1997, the Company repaid the entire obligation to Yashiro under the Letter of Credit Agreement.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations


The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, among others, general economic and business conditions; industry trends; the loss of major customers; changes in demand for the Company's product; the timing of orders received from customers; dependence on foreign sources of supply; the loss of licenses; availability of management; availability, terms and deployment of capital; and the seasonal nature of the Company's business.

Three  and Nine Months Ended August 31, 1997 vs. August 31, 1996

Net sales for the three and nine months ended August 31, 1997 decreased by approximately $1,742,000 and $9,782,000, respectively, to approximately
$5,937,000 for the three months ended August 31, 1997 and approximately $12,112,000 for the nine months ended August 31, 1997, as compared to approximately $7,678,000 and $21,894,000, respectively, reported for the comparable periods in 1996. Net sales for the Company's U.S. operations decreased by approximately $646,000 and $6,318,000 for the three and nine months ended August 31, 1997. This decrease in net sales is attributable to the loss by the Company in fiscal 1996 of the license from FILA Sport S.P.A. ("FILA") (see below). The sale of FILA product accounted for approximately $2,445,000 and $8,179,000 for the three and nine months ended August 31, 1996. The Company had no sales of FILA product in fiscal 1997. Net sales for the Company's Canadian subsidiary decreased by $1,096,000 and $3,464,000 for the three and nine months ended August 31, 1997. This decrease in net sales is primarily attributable to the loss by Sirco Canada in fiscal 1996 of the license from Airway Industries Inc. ("Airway") to sell "Atlantic" luggage (see below). For the three months ended August 31, 1997, Sirco Canada had no sales of Airway product as compared to approximately $1,165,000 in fiscal 1996. For the nine months ended August 31, 1997, Sirco Canada sold approximately $514,000 (partially in liquidation of its remaining inventories) of Airway product as compared to approximately $4,036,000 during the same period in fiscal 1996. The Company's gross profit for the three and nine months ended August 31, 1997 decreased by approximately $638,000 and $3,263,000, respectively, to approximately $1,123,000 and $2,356,000, respectively, from approximately $1,761,000 and $5,619,000 reported in the period fiscal periods. The gross profit percentage for the three and nine months ended August 31, 1997 decreased to approximately 18.9% and 19.5%, respectively, from approximately 22.9% and 25.7% reported in the prior fiscal year. The decrease in gross profit percentage is primarily attributable to the lack of a sufficiently large revenue base over which to spread fixed costs and change in product mix to a lower percentage of sales of licensed products that traditionally have a higher gross profit margin than the Company's other product lines.

After extensive negotiations in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996, subject to certain rights with respect to remaining inventory. The Company sold approximately $2,445,000 and $8,179,000 of FILA product in the three and nine months ended August 31, 1996 and approximately $8,584,000 of FILA product in fiscal 1996. The loss of the FILA trademark had an adverse impact on the Company's results of operations for the three and nine months ended August 31, 1997 and will have an adverse impact on the Company's results of operations for the fiscal quarter ending November 30, 1997. While the Company originally expected that a significant portion of the net sales of FILA product would be replaced by sales of Perry Ellis and Hedgren product, sales of such products to the Company's retail customers has been significantly lower than anticipated. The Company started shipping product under these licenses in the fourth quarter of fiscal 1996 and has recorded net sales of approximately $2,430,000 since the inception of these licenses. Future net sales will be negatively impacted if sales from these licenses or increases in sales under other existing licenses do not grow to the sales volume levels obtained by FILA product.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. In November 1996, the Company restructured Sirco Canada, hired a new President to run the operation and started to market the Company's other licensed products in Canada, including product incorporating the licensed "Perry Ellis" and "Hedgren" names, symbols and logos. Sirco Canada sold approximately $514,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. Sirco Canada sold approximately $1,165,000 and $4,036,000 of Airway product for the three and nine months ended August 31, 1996 and sold approximately $5,782,000 of Airway product in fiscal year 1996. The loss of the Airway license had an adverse effect on the Company's results of operations for the three and nine months ended August 31, 1997 and will have an adverse effect on Sirco Canada's results of operations for the remainder of fiscal year ended November 30, 1997 and throughout the fiscal year ending November 30, 1998.

The Company is in discussions to terminate its license for Skechers products, which products have not generated the sales volume that was anticipated, and is pursuing other licenses which it believes will have more rapid acceptance in the marketplace.

Selling, warehouse, and general and administrative expenses decreased for the three and nine months ended August 31, 1997 by approximately $163,000 and $917,000, respectively, from the comparable periods in fiscal 1996. Selling, warehouse, and general and administrative expenses decreased by approximately $4,000 and $379,000 for the three and nine months ended August 31, 1997, respectively, for the Company's Luggage and Backpack Divisions and approximately $159,000 and $538,000 for the three and nine months ended August 31, 1997, respectively, for the Company's Canadian subsidiary. For the three and nine months ended August 31, 1997, selling expenses expense decreased approximately $74,000 and $595,000, respectively, and warehouse expenses decreased approximately $9,000 and $204,000, respectively. Additionally, for the three and nine months ended August 31, 1997, general and administrative expenses decreased approximately $79,000 and $117,000, respectively. The decrease in selling expense is a direct result of the reduction in sales of licensed product while the reduction in warehouse and general and administrative expense is primarily a result of the restructuring of the Company's Canadian operation at the end of fiscal 1996.

Interest expense for the three and nine months ended August 31, 1997 decreased by approximately $75,000 and $223,000, respectively, from the amounts reported in the same periods in fiscal 1996 due to lower average borrowings.

Miscellaneous income for the three months ended August 31, 1997 decreased by approximately $13,000 and increased by approximately $63,000 for the nine months ended August 31, 1997 over the amounts reported in the same periods in fiscal 1996. The increase for the nine months was due to the increase in commissions from sales arranged for by the Company for direct shipments from a supplier to a customer.

Liquidity and Capital Resources

At August 31, 1997, the Company had cash and cash equivalents of approximately $399,000, and working capital of approximately $2,364,000.

Net cash (used in) provided by operating activities aggregated approximately ($6,262,000) and $1,231,000 in the nine month fiscal periods ended August 31, 1997 and August 31, 1996, respectively. The increase of approximately $7,492,000 in net cash used in operating activities in fiscal 1997, as compared to fiscal 1996, primarily reflects the net operating loss of $1,280,000 in fiscal 1997 as compared to net operating income of approximately $517,000 in fiscal 1996, and an increase in the use of cash of approximately $2,587,000 for inventory, approximately $1,598,000 for accounts receivable, and approximately $733,000 for accounts payable and accrued expenses. The increase in inventory levels is primarily due to accelerating inventory purchases due to fourth quarter quota shortage constraints and to a lesser extent slower than anticipated demand from customers in the third quarter of fiscal 1997. The increase in use of cash for accounts receivable is primarily due to the Company no longer factoring the receivables with a third party, resulting in a change in the presentation of accounts receivable on the financial statements. The increase in the use of cash for accounts payable and accrued expenses is primarily due to the efforts of the Company to stay current with trade vendors in fiscal 1997.

Net cash used in investing activities aggregated approximately $11,500 and $63,000 in the nine month fiscal periods ended August 31, 1997 and August 31, 1996, respectively. The principal uses of cash from investing activities in fiscal 1997 and fiscal 1996 was for the purchase of equipment. The principal source of cash provided from investing activities in fiscal 1997, was the proceeds of sale of equipment, and proceeds of a note receivable from a 1992 sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately $6,306,000 and ($901,000) in the nine month fiscal periods ended August 31, 1997 and August 31, 1996, respectively. In the nine months ended August 31, 1997, approximately $4,162,000 of net cash was provided by short-term debt, approximately $196,000 was provided from proceeds from the exercise of stock options, approximately $1,348,000 was provided from proceeds from the exercise of stock warrants and $609,000 was provided from a private equity placement. In the nine months ended August 31, 1996, the Company used net cash to repay approximately $1,151,000 in short and long-term debt. Also in the 1996 period, the Company received $250,000 in proceeds from the exercise of stock options.

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

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of August 31, 1997, the Company was indebted to Coast in the amount of approximately $5,749,000 and had outstanding letters of credit amounting to approximately $537,000.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At August 31, 1997, the principal amount of the mortgage loan was approximately $340,000. The Company is currently using the Coast line of credit to provide letter of credit financing that was formerly provided by National Bank of Canada.

For the period ended August 31, 1997, the Company had approximately $36,000 in capital expenditures. The Company does not plan to make significant capital expenditures in fiscal 1997.

The Company believes that its existing cash and cash equivalent balances, present sources of financing and cash flow from operations will be sufficient to meet the Company's cash and capital requirements for at least the next twelve months. However, if the depressed levels of sales do not increase or the Company is unable to improve its cash position by raising additional capital, the Company may experience temporary cash shortages, which could have an adverse effect on its financial condition or results of operations.

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


                                                       Sirco International Corp.



October 15, 1997                                   By: /s/ Joel Dupre
----------------                                       --------------
Date                                                   Joel Dupre
                                                       Chairman of the Board and
                                                       Chief Executive Officer





October 15, 1997                                   By: /s/Paul Riss
----------------                                       ------------
Date                                                   Paul Riss
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

       No.                         Description
       ---                         -----------

       27                    Financial Data Schedule.