Form 10-K
period 1997-11-30
SIRCO INTERNATIONAL CORP
filed 1998-03-25
CIK 90721

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

                  For the fiscal year ended November 30, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to            .


                           Commission File No. 0-4465
                            SIRCO INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                          13-2511270
--------------------------------------------------------------------------------
(State or other  jurisdiction of                       (IRS employer
incorporation  or  organization)                       identification no.)


24 Richmond Hill Avenue, Stamford, Connecticut                     06901
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code:      (203)   359-4100      .

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

As of February 17, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,270,400.

As of February 17, 1998, there were 4,300,400 shares outstanding of the Registrant's Common Stock.

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

The Company sells its products under many trade names, including "Cross Trainer," "JT Madison", "Mondo," and "Sirco Kids," all of which are registered. In addition, the Company sells its products under certain trademarked names licensed from others, including "Dunlop," "Generra," "Gold's Gym," "Hedgren," "Koosh," "Maui and Sons," and "Perry Ellis." See "License Agreements." The Company also designs and manufactures soft luggage and sports bags on a contract basis for unaffiliated retailers and sportswear companies, and sells luggage and American Airlines logo products to American Airlines, Inc. employees.

Virtually all of the Company's products are manufactured by foreign suppliers in accordance with the Company's design specifications. During the fiscal year ended November 30, 1997, approximately 68% of the Company's products were manufactured in the People's Republic of China. The primary markets for the Company's products are the United States and Canada. Reference is hereby made to
Note 7 of the Notes to Consolidated Financial Statements for information with respect to the amount of net sales, net income (loss) before provision for income taxes and identifiable assets of the Company's foreign operations. During the fiscal year ended November 30, 1997, the Company engaged in only one line of business and does not consider such business to be divided into "industry segments."

During the later part of fiscal 1997, the Company's Board of Directors began to review proposals for increasing the value of the Company's common stock and thereby increasing shareholder value by considering alternative business opportunities, including several outside of the luggage industry. Based in part on the significant growth opportunities in the telecommunications industry and the relatively high valuations that have been placed on competitive local exchange carriers ("CLECs") by the U.S. capital markets, in the fourth quarter of fiscal 1997, the Board determined to diversify into two business segments, one focusing on the travel business (luggage, sport bags and the American Airlines employee stores), and the other focused on the telecommunications industry, including primarily CLECs.

In furtherance of its diversification strategy, in October 1997, the Company made an investment in CLEC Holding Corp. ("CHC") which owns 95% of the capital stock of The Other Phone Company, Inc. ("OPC"), an integrated telecommunications provider based in Florida. The Company has recorded its investment as an asset on its balance sheet using the equity method of accounting. At February 28, 1998, the Company was the largest shareholder of CHC, owning approximately 28% of CHC's capital stock. CHC has advised the Company that, at February 28, 1998, OPC had approximately 9,000 local access lines, compared to approximately 2,500 access lines at September 9, 1997.

The Company commenced operations in a new industry segment in fiscal 1998 by acquiring on February 27 , 1998, Essex Communications, Inc. ("Essex"), a newly formed CLEC. Essex intends to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers. In March 1998, Essex signed an agreement with Bell Atlantic - New Jersey, Inc. ("New Jersey Bell") allowing Essex to resell local telephone service in New Jersey, and has filed an application with New Jersey Bell for the approval of the resale agreement by the State of New Jersey Board of Public Utilities. Essex has also filed applications to resell local telephone service with the New York State Public Service Commission and the Connecticut Department of Public Utility Control. Essex intends to focus its marketing efforts primarily on small and medium sized businesses with telecommunications usage of less than $2,000 per month. Its customer service strategy will include being more responsive and innovative in satisfying customers' needs, while providing a product that is less expensive than the telephone service provided by the regional Bell operating companies. In addition to local telephone line usage, Essex plans to sell other enhanced and value added telecommunication services, such as voice mail, paging, long-distance and teleconferencing. See "Recent Developments."

The Company was incorporated in New York in 1964.

Markets and Customers


The Company sells its luggage, sport bag, backpack and related products primarily to large national retail chain stores, including Target, Sears, Kmart and Wal-Mart, and to regional discount store chains, such as ShopKo, Bradlees and Caldor. The Company also sells to department stores and other specialty stores, including Federated Stores (Bloomingdale's and Stern's), The May Company, Innovation Luggage and Bentley's Luggage, and to apparel chain stores, such as The Marmaxx Group and Ross Stores. The Company also sells such products to sporting goods retailers, such as Gold's Gyms, and to warehouse clubs, such as Price Costco. The loss by the Company of several of these customers would have an adverse effect on the Company's operations. However, the Company believes that these customers, if lost, could be partially, if not completely, replaced by others.

During the fiscal years ended November 30, 1997, 1996 and 1995, sales to Target represented approximately 27%, 19% and 25%, respectively, of net sales; sales to Kmart represented approximately 17% and 11% of net sales in fiscal years 1997 and 1996, respectively; and sales to The Marmaxx Group represented approximately 14% of net sales in fiscal 1997. No other customer accounted for more than 10% of net sales in any of such fiscal years.

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

The Company's percentage of sales by fiscal quarter for the fiscal years ended November 30, 1997, 1996 and 1995 are as follows:

                                     Fiscal            Fiscal            Fiscal
                                      1997              1996              1995
                                     ------            ------            ------
          First Quarter               19.2%             23.7%             19.5%
          Second Quarter              19.4              27.5              21.3
          Third Quarter               37.1              27.7              31.9
          Fourth Quarter              24.3              21.1              27.3
                                      ----              ----              ----
                                     100.0%            100.0%            100.0%


The Company typically experiences seasonality that yields stronger operating results in the third and fourth quarters, and weaker operating results in the first quarter. This trend occurred in fiscal 1997 but did not occur in fiscal 1996 because of new selling markets that the Company was able to pursue in the first and second quarters in conjunction with the termination of a license agreement with FILA Sport S.p.A. (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The sale of product to American Airlines, Inc. employees was not material in fiscal 1997 and did not impact seasonality. Since the Company is selling travel related products to pilots and flight attendants, there is little seasonality, as the customers are using the products on a daily basis as part of their normal work routine. The expansion of this business to additional airports or to other airlines may eventually have the effect of decreasing the Company's overall seasonality.

The Company anticipates that its acquisition of Essex and the development of its CLEC business also will eventually impact the Company's overall seasonality trends by making quarterly revenues less divergent.

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

The Company's design and merchandising department, which is based out of the Company's headquarters, emphasizes creativity and responsiveness to consumer preferences in the development of new products. The design and merchandising department, together with the Company's marketing personnel, evaluates the designs and fashion trends in the marketplace and applies these in its product development. The Company's design and marketing personnel frequently visit customers, suppliers and trade shows and conduct market research to identify developing consumer trends and new product ideas.

License Agreements

The Company has licensing agreements which allow it to produce and sell luggage, sport bags and related travel accessories bearing the trade names of Dunlop, Generra, Gold's Gym, Hedgren, Koosh, Maui and Sons, and Perry Ellis. Sales by the Company under trademarked names licensed from others accounted for approximately 66%, 83% and 65% of the Company's net sales during the fiscal years ended November 30, 1997, 1996 and 1995, respectively.

The Company's licenses generally entitle the Company to use the names, symbols and logos of the licensors on an exclusive basis in the manufacture and sale of the Company's products within a defined territory. All of the Company's licenses call for a royalty to be paid to the licensor based on a percentage of net sales, except for the license for Hedgren products, which is based on a percentage of net purchases. Royalties vary by product and licensor and generally range from 5.0% to 7.0% of net sales. Minimum payments are applied against royalty fees either over the term of the contract or annually, depending on the contract. In addition, the licenses generally require payments by the Company to certain promotional programs sponsored by the licensor.

The Company's license agreements generally have terms of three years. The terms of renewal options are negotiated and vary on a license-by-license basis. The Company recently negotiated the termination of its license to sell luggage and luggage related products bearing the Skechers name and logo. The Company's license for Cherokee products expired on December 31, 1997 and was not renewed. The Company believes that, in fiscal 1998, it can replace the sales of products bearing the Cherokee name with sales of its Dunlop and Mondo products.

During fiscal 1996, the Company received notification from Airway Industries Inc. ("Airway") that Airway would not renew its License Agreement with the Company pursuant to which Sirco International (Canada) Limited, the Company's Canadian subsidiary ("Sirco Canada"), was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. During the fiscal years ended November 30, 1997, 1996 and 1995, sales of Atlantic product approximated $472,000, $5,782,000 and $3,571,000, respectively, which represented approximately 2.9%, 20.8% and 14.3%, respectively, of the Company's total net sales for those periods, and approximately 63.8%, 95.4% and 97.6%, respectively, of the total net sales of Sirco Canada for those periods. Sirco Canada lost approximately $167,000 in the fiscal year ended November 30, 1997 and earned approximately $434,000 and $269,000 in fiscal years ended November 30, 1996 and 1995, respectively. In addition, following receipt of notification from Airway and Douglas Turner, then the President of Sirco Canada and a Director of the Company, that Airway and Mr. Turner had mutually agreed to Airway's future employment of Mr. Turner in its efforts to distribute directly its products in Canada, the Company terminated its employment of Mr. Turner in September 1996. The loss of the Airway license had an adverse effect on the Company's results of operations for the fiscal year ending November 30, 1997.

After extensive negotiations with FILA Sport S.p.A. ("FILA"), in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping FILA product under a non-exclusive license with FILA during fiscal 1996. Net sales of the FILA product for the fiscal years ended November 30, 1996 and 1995 were approximately $8,584,000 (including approximately $482,000 sold to FILA) and $5,314,000, respectively, or 30.9% and 21.4%, respectively, of the Company's total net sales. The loss of the ability to sell product bearing the FILA trademark had an adverse effect on the Company's results of operations through the fiscal year ending November 30, 1997. Although the Company continuously explores the licensing of new trademarked names, future net sales could be negatively impacted if sales from new licenses or increases in sales under the existing licenses do not replace the sales of FILA product.

Trademarks

The Company sells products under proprietary trade names and logos, including "Cross Trainer," "JT Madison," "Mondo," and "Sirco Kids," all of which are registered in the United States. The Company considers its trademarks to be of considerable value to its business and intends to protect them to the fullest extent practicable. The Company takes all reasonable measures to assure that any product bearing a Company-owned trademark or logo reflects the consistency and quality associated with its products bearing licensed trademarks or logos.

Backlog


A substantial portion of net sales is based on orders for immediate delivery and therefore, backlog is not necessarily indicative of future net sales.

Suppliers


The Company's luggage, sport bag, backpack and related products are primarily produced by various manufacturers in Indonesia, the People's Republic of China, the Philippines, Taiwan and Thailand. Although the simultaneous loss of several of these manufacturers would temporarily adversely affect the Company's business, the Company is of the opinion that generally these manufacturers could be replaced by others. The Company's business could also be adversely affected by a disadvantageous change in the exchange rate of the dollar with certain foreign currencies, by changes in tariffs or import restrictions, as well as political and economic conditions in the countries from which it imports.

For the fiscal years ended November 30, 1997, 1996 and 1995, the Company's products were manufactured in the following countries:

                                 Fiscal              Fiscal              Fiscal
                                  1997                1996                1995
                                 ------              ------              ------
     China                        67.81%              63.86%              80.85
     Taiwan                       14.52               17.47                6.87
     Thailand                      6.56                3.33                7.31
     Philippines                   6.26                7.28                3.62
     Indonesia                     4.64                0.00                0.00
     Korea                         0.21                2.91                0.78
     Other                         0.00                5.15                0.57
                                  ------              ------             -------
                                 100.00%             100.00%            100.00%
                                 =======             =======            =======

The Company purchases products for its American Airlines employee stores from various domestic suppliers who have license agreements to sell product displaying the American Airlines, Inc. logo or trade name. The Company also buys non-logo product from a variety of domestic sources.

Competition

The Company experiences substantial competition in most of its luggage, sport bag, backpack and related product categories from a number of well established domestic and foreign distributors, some of which have greater financial resources than the Company. The Company believes the principal competitive factors affecting its business are styling, pricing and distribution. Increased competition by existing and future competitors could result in reductions in sales or prices of the Company's products that could materially impair the Company's profitability. In addition, a substantial portion of the Company's products are sold under non-exclusive licensing agreements. Although the Company has been successful in obtaining and renewing such licenses, there can be no assurance that existing competitors will not obtain competing licenses in the future or that additional large, well-financed companies will not enter the licensed luggage, sport bag or backpack business. Because the Company imports its manufactured goods from overseas suppliers, delivery to its customers is dependent upon the timing of overseas manufacturing and shipping schedules, which may put the Company at a competitive disadvantage to domestic manufacturers.

The Company expects that it will face significant competition in connection with its proposed entry into the telecommunications industry. The Company expects to experience significant competition for its proposed local telephone services, including local exchange services, from incumbent local exchange carriers ("ILECs"), which currently dominate their local telecommunications markets, and others, including other CLECs. ILECs have long-standing relationships with their customers which may create significant competitive barriers. Furthermore, ILECs may have the potential to subsidize competitive service from monopoly service revenues. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may create significant additional competitors. The Company will also face competition in its proposed markets and in most other markets into which it may expand from one or more CLECs operating fiber optic networks. Most of the Company's existing and potential competitors in the telecommunications industry have financial, personnel and other resources significantly greater than those of the Company.

Employees

At February 17, 1998, the Company employed 84 employees, of which 82 were employed on a full-time basis and two were employed on a part-time basis, and had approximately 23 independent sales representatives. At such date, approximately 12 of the Company's employees were employed in the Company's executive offices in Stamford, Connecticut; approximately 59 were employed in the Company's warehouse in La Mirada, California; nine were employed in the Company's American Airlines store in Dallas, Texas, one was employed in the Company's showroom facility in New York, New York; and three were employed in the Company's Canadian showroom and warehouse facilities in Ontario, Canada. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees is good.

Recent Developments

On February 27, 1998, the Company commenced operations in the telecommunications industry by acquiring Essex, a startup CLEC that has filed in New Jersey, New
York and Connecticut to become a reseller of local telephone services. The Company believes that Essex is positioning itself to take advantage of the opportunities created by the Telecommunications Act of 1996 (the "Telecommunications Act"), which requires the regional Bell operating companies ("RBOCs") to perform a number of duties, including allowing local telephone service competition, in order to qualify for long distance entry in their local service areas. Essex believes that it will be able to gain rapid market entry because it is a non-facilities based provider and will therefore not incur the significant costs and developmental delays that are inherent in constructing network and transmission facilities. Furthermore, Essex intends to take advantage of telecom relationships established by the Company's affiliate, CHC, which has negotiated favorable long distance rates and voice mail rates from third party providers, and will not incur extra time or expense having to negotiate such agreements. Where possible, Essex will attempt to provide service to CHC's multi-state customers that also have business locations in the New York metropolitan area.

All of the telecommunications operations of Essex are subject to state and federal regulations. Essex must obtain and maintain certificates of public convenience and necessity from most states in which it plans to offer services. Many comprehensive changes in the regulatory environment have already occurred as a result of the Telecommunications Act, and Essex cannot predict how the relevant provisions of the Telecommunications Act will evolve and be interpreted by federal and state regulators, courts and the RBOCs. The timing and terms of any resale agreement between Essex and a RBOC is at least partially controlled by the individual RBOC, although the RBOCs have the duty to negotiate the resale agreements on a good-faith basis. Essex has been negotiating with Bell Atlantic Corporation and has executed a resale agreement for New Jersey, in addition to various other operational agreements, such as on-line access to computer facilities.

Item 2. - Properties

The following table sets forth pertinent facts concerning the Company's material properties at February 15, 1998, all of which are owned or leased by either the Company or one of its subsidiaries:

Property Owned:

Location                                Use                      Approximate Square Feet
--------                                ---                      -----------------------
1321 Blundell Road               Showroom, Offices             35,000 (leases out 34,000 SF)
Mississauga
Ontario, Canada L4Y 1M6

Properties Leased:
                                                           Approximate       Lease         Annual
Location                                Use                Square Feet      Expires        Rent(1)
--------                                ---                -----------      -------        -------
366 Fifth Avenue                 Showroom                      3,340        10/18/06      $ 96,000
New York, NY 10001

24 Richmond Hill Avenue          Executive Offices             7,800         9/14/00      $137,000
Stamford, CT. 06901

16000 Heron Avenue               Warehouse, Offices          116,000(2)      3/31/00      $456,000
La Mirada, CA. 90638

1930 W. Airfield Drive           Warehouse                     2,000         7/31/98      $ 12,048
DFW Airport, Texas 75261

Terminal 3E                      Retail                        1,700         8/24/00      $ 55,200
DFW Airport, Texas 75261

24 Professional Centre Pkwy      Office                        1,016        10/31/98      $ 17,676
San Rafael, CA 94903

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


                                     Part II

Item 5. - Market for the Company's Common Equity and Related Stockholder Matters


The Common Stock, $.10 par value (the "Common Stock"), of the Company is traded in the over-the-counter market and is quoted on the NASDAQ inter-dealer automated quotations system. The high and low bid quotations for each quarterly period of the Company's last two fiscal years are listed below:

                                                      High              Low
                                                      ----              ---
                  Fiscal 1997
                           1st  Quarter               3-1/2             1-3/4
                           2nd Quarter                7-3/8             3-1/2
                           3rd Quarter                7-3/4             5-7/8
                           4th Quarter                7-1/4             3-1/4

                  Fiscal 1996
                           1st Quarter                2-3/4             1-1/8
                           2nd Quarter                2-3/4             1-13/16
                           3rd Quarter                2-1/2             1-9/16
                           4th Quarter                2-1/4             1-5/16



(The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.)

As of February 17, 1998, there were 163 holders of record of the Common Stock and approximately 760 beneficial holders.

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

In April 1997, the Company raised $609,000, net of placement agent fees of $91,000, through the issuance of 400,000 Units at $1.75 per Unit, each Unit consisting of one share of Common Stock, one common stock Class A warrant ("Class A Warrants") exercisable at $2.06 per share for one year, and one common stock Class B warrant ("Class B Warrants") exercisable at $2.56 per share for one year. In connection with the transaction, an aggregate of 120,000 Class A warrants were issued to the placement agent and a consulting firm. As of November 30, 1997, 700,000 warrants had been exercised and 110,000 Class A Warrants and 110,000 Class B Warrants remained outstanding. The Units were offered and sold in a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 22, 1997, the Company acquired from CLEC 3,000,000 shares of common stock, par value $.001 per share, of CLEC in consideration of the issuance by the Company of 425,000 shares of Common Stock of the Company. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

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



                                                Fiscal Years Ended November 30,
                                   1997        1996         1995          1994          1993
                                           (In thousands, except per share amounts)
Earnings Statement:
Net Sales                      $ 16,008     $ 27,746      $ 24,812      $ 27,600      $ 27,746
Gross Profit                      2,205        7,088         6,130         6,067         6,620
Income (Loss) Before
  Provision for Income Taxes
  and Extraordinary Items        (2,994)         925          (996)       (2,435)         (948)
Net Income (Loss)                (2,868)         622          (996)       (2,435)         (964)
Net Income (Loss) per
    Common Share:
    Primary                       (0.88)        0.23         (0.41)        (1.01)        (0.40)
    Fully Diluted                 (0.88)        0.23         (0.41)        (1.01)        (0.40)
Cash Dividends                        -            -             -             -             -
Balance Sheet:
Working Capital                 $ 5,107      $ 1,553       $ 1,142       $ 1,362       $ 4,031
Property, Plant, Equipment          827          888           650           773           832
Total Assets                     14,042        9,577        10,003        10,252        11,929
Long-Term Debt (Less Current
  Maturities)                     4,522          348           590            50           506
Stockholders' Equity              3,216        2,780         1,897         2,898         5,374

Item 7. - Management's Discussions and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, among others, general economic and business conditions; industry trends; the loss of major customers; dependence on foreign sources of supply; the loss of licenses; availability of management; availability, terms and deployment of capital; the seasonal nature of the Company's business; and changes in state and federal regulations of the telecommunications industry.

Fiscal Year 1997 Compared to Fiscal Year 1996

Net sales for fiscal year 1997 decreased by approximately $11,738,000 to approximately $16,008,000 as compared to approximately $27,746,000 reported in fiscal 1996. Net sales for the Company's United States and Canadian operations decreased in fiscal 1997 by approximately $6,450,000 and $5,288,000, respectively, from amounts reported in the prior fiscal year. This decline in net sales is primarily attributable to three developments: the Company's loss of the license to sell FILA product (see below) in the United States, effective in June 1996; the Company's loss of the license to sell Airway product (see below) in Canada, effective in December 1996; and a decrease in demand in the United States for the Company's other mature brand names. This decline in sales was partially offset by sales growth in new licenses that were signed in 1996 for the Perry Ellis and Hedgren brand names. Net sales per brand name for the two fiscal years were as follows:

                                  Fiscal          Fiscal           Increase/
                                   1997            1996            (Decrease)
                                  -----            ----            ----------
  Perry Ellis, Hedgren         $3,443,000      $   206,000       $   3,237,000
  FILA                               -           8,584,000          (8,584,000)
  Airway                          472,000        5,782,000          (5,310,000)
  Other brand names             6,665,000        8,830,000          (2,165,000)
  Total brand names            10,580,000       23,402,000         (12,822,000)
  Unlicensed product            5,428,000        4,334,000           1,084,000
  Total  net sales            $16,008,000      $27,746,000       $ (11,738,000)

The Company's gross profit for fiscal 1997 decreased by approximately $4,883,000 to approximately $2,205,000 from approximately $7,088,000 in fiscal 1996, and the gross profit percentage in fiscal 1997 decreased to 13.8% from 25.5% in fiscal 1996. The decrease in gross profit percentage is attributable to the discontinuance of certain products in fiscal 1997 for which the Company recorded an inventory reserve of approximately $615,000, the lack of a sufficiently large revenue base over which to spread fixed costs and to a change in product mix. The change in product mix has two components. First, fiscal 1997 sales contained a higher percentage of unlicensed products, which traditionally have a lower gross profit margin, and second, fiscal 1997 sales contained the new brand names of Perry Ellis and Hedgren, as compared to the more established brand names of FILA and Atlantic in fiscal 1996. Established brand name products generally are able to demand a higher gross margin than less established brand name products, which are vying for shelf space with other new products from competitors.

After extensive negotiations in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996. The Company sold approximately $8,584,000 of FILA product in fiscal 1996 compared to no sales of FILA product in fiscal 1997. The loss of the FILA trademark had an adverse impact on the Company's results of operations in the fiscal year ended November 30, 1997, and will have an adverse impact on the Company's results of operations for the fiscal year ending November 30, 1998.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. In November 1996, the Company restructured Sirco Canada, hired a new president to run the operation and started to market the Company's other licensed products in Canada. Sirco Canada sold approximately $472,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. Sirco Canada sold approximately $5,782,000 of Airway product in fiscal year 1996. The loss of the Airway license had an adverse impact on the Company's results of operations for fiscal 1997 and will have an adverse effect on the Company's results of operations throughout the fiscal year ending November 30, 1998.

During fiscal 1997, the Company terminated its license for products bearing the "Skechers" trade name or logo, which products had not generated the sales volume that was anticipated. The Company anticipates that the Skechers sales volume in fiscal 1997 will be replaced by new licenses (see below) that the Company believes will have a greater level of acceptance in the marketplace.

On December 31, 1997, the Company's license for Cherokee products expired and was not renewed. The Company believes that sales of Cherokee products will be replaced by an increase in sales of the Company's Dunlop and Mondo products in fiscal 1998.

The Company continuously evaluates potential licenses and seeks to determine the value an individual trade name will add to its product mix. Licensed trade names can help give the Company a marketing advantage with certain retailers over similar products offered by competitors. The Company started shipping products under the Perry Ellis and Hedgren trade names in fiscal 1996 and recorded aggregate net sales for these products of approximately $3,443,000 in fiscal 1997, compared to aggregate net sales of approximately $206,000 in fiscal 1996. The Company has recently introduced new products under the trade names of "Koosh," which is for children's products, and "Maui and Sons," which is for active young men's and children's products. The Company does not anticipate losing any licenses in fiscal 1998, although the Company may elect to terminate less successful licenses. The Company believes that, although a licensed name can often help the Company sell a product, the excellent service and high quality products provided by the Company to its customers, regardless of what name is on the product, will result in most of the Company's customers reordering products from the Company based primarily on quality and value, and, to a lesser extent, on the trade name.

Selling, warehouse and general and administrative expenses decreased by approximately $738,000 to approximately $5,167,000 from approximately $5,905,000 in fiscal 1996. The reduction in expenses is attributable to lower selling expenses as a result of the reduction in net sales, and lower warehousing and general and administrative expenses as a result of the restructuring of the Company's Canadian operation. Included in the selling, warehouse and general and administrative expenses reported in fiscal 1996 was a one-time write-off of restrictive covenants, with a book value of approximately $152,000, which resulted from the pre-payment in fiscal 1996 of the Company's obligations to the Company's former parent, Yashiro Company, Inc. ("Yashiro"), and the release of any covenants not to compete between the Company and Yashiro, as provided for under Non-Competition Agreements entered into between the Company and Yashiro in March 1995 in connection with the sale by the Company of its former handbag division.

Interest expense decreased in fiscal 1997 by approximately $199,000 to approximately $574,000 from approximately $773,000 reported in fiscal 1996 due to lower average borrowings and a new working capital lender in fiscal 1997 for which the Company was able to pay down working capital loan advances with cash collections in a more expedient manner than was possible under the working capital facility employed in fiscal 1996.

Miscellaneous income increased in fiscal 1997 by approximately $21,000 to approximately $478,000 from approximately $457,000 reported in fiscal 1996. The decline of approximately $29,000 in the Company's commission income generated from sales arranged by the Company between overseas suppliers and certain domestic customers was offset by an increase of approximately $50,000 in rental income reported by the Company's Canadian subsidiary as a result of a restructuring of the Company's Canadian operations.

The income tax benefit in fiscal 1997 of approximately $126,000 is for the recovery of Canadian income taxes paid in prior years. The provision for income taxes in fiscal 1996 of approximately $303,000 primarily consisted of Canadian corporate income taxes.

Fiscal Year 1996 Compared to Fiscal Year 1995

Net sales for fiscal year 1996 increased by approximately $2,934,000 to approximately $27,746,000 as compared to approximately $24,812,000 reported in fiscal 1995. Net sales for the Company's luggage and backpack divisions increased by approximately $1,974,000 during fiscal 1996. Net sales reported for the Company's discontinued FILA product line (see above) increased by approximately $3,270,000 to approximately $8,584,000 as compared to approximately $5,314,000 reported in fiscal 1995 while sales for the Company's non-FILA products decreased by approximately $1,296,000 during the same period. Included in the sales increase for FILA was approximately $482,000 of FILA product sold to FILA, of which approximately $320,000 was sold at the Company's cost. The decrease in non-FILA sales is primarily attributable to increases in a direct buy program to certain customers who purchased approximately $3,495,000 worth of the Company's products directly from the Company's suppliers in the Far East. This amount was approximately $1,760,000 higher than the $1,735,000 purchased in fiscal 1995 by these customers. The Company receives commissions on these sales and records these "direct buy" transactions as commission income. If these sales had been made from product imported by the Company and then sold to its customers, the net sales of non-FILA product would have increased by approximately $464,000 during fiscal 1996. Net sales for the Company's Canadian subsidiary increased by approximately $2,402,000 during fiscal 1996 due to strong sales for its discontinued Atlantic luggage line (see above). Included in the Company's net sales for fiscal 1995 were approximately $1,423,000 in net sales attributable to the Company's former handbag division, which was sold on March 20, 1995. The Company's gross profit for fiscal 1996 increased by approximately $958,000 to approximately $7,088,000 from approximately $6,130,000 reported in fiscal 1995 and the gross profit percentage in fiscal 1996 increased to 25.5% from 24.7% reported in fiscal 1995. Included in the Company's gross profit for fiscal 1995 was approximately $81,000 attributable to the Company's former handbag division.

Selling, warehouse, and general and administrative expenses decreased by approximately $371,000 to approximately $5,905,000 from approximately $6,276,000 reported in fiscal 1995. Included in the Company's expenses for fiscal 1995 were approximately $840,000 in expenses directly related to the Company's former handbag division. Selling, warehouse, and general and administrative expenses increased in fiscal 1996 for the Company's luggage and backpack divisions and Canadian operation by approximately $469,000. Included in this increase was the one-time write-off of restrictive covenants, with a book value of approximately $152,000, which resulted from the pre-payment of the Company's obligations to the Company's former parent, Yashiro, under the Non-Competition Agreements entered into between the Company and Yashiro in March 1995 in connection with the sale of its former handbag division. Additionally, the other major components of this increase in expenses were approximately $150,000 in increased warehouse costs and approximately $120,000 in increased selling expenses.

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

The income tax provision increased in fiscal 1996 by approximately $303,000, primarily due to profits reported by the Company's Canadian subsidiary.

Liquidity and Capital Resources

At November 30, 1997, the Company had cash and cash equivalents of approximately $114,000, and working capital of approximately $5,107,000, a decrease of approximately $276,000 and an increase of $3,554,000, respectively, over amounts reported at the end of the prior fiscal year.

Net cash provided by (used in) operating activities aggregated approximately ($6,627,000), $2,044,000 and ($1,505,000) in fiscal years 1997, 1996 and 1995, respectively. The increase of approximately $8,671,000 in net cash used in operating activities in fiscal 1997, as compared to fiscal 1996, primarily reflects the poor operating results for fiscal 1997 as compared to fiscal 1996 and the need to maintain higher inventory levels than normal to generate sales. The increase of approximately $3,549,000 in net cash provided by operating results in 1996 as compared to 1995, reflects improved operating results between the two years and a lower level of inventory being required to generate sales.

Net cash provided by (used in) investing activities aggregated approximately ($58,000), ($332,000) and $32,000 in fiscal years 1997, 1996 and 1995, respectively. The principal uses of cash from investing activities in fiscal 1997 and 1996 was for the purchase of fixed assets, which included renovation of the Company's New York showroom in fiscal 1996. In fiscal 1995, the principal source of net cash from investing activities was proceeds from the sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately $6,391,000, ($1,503,000) and $697,000 in fiscal years 1997, 1996 and 1995, respectively. In fiscal 1997, repayments of short-term debt of approximately $1,601,000 were offset by an increase of approximately $5,714,000 in net cash provided by a revolving credit line facility. This increase is the result of a new working capital agreement in fiscal 1997 (see below) under which the Company may borrow up to 80% of the dollar amount of its eligible accounts receivable plus 50% of its eligible inventory. In fiscal 1996, the Company sold its accounts receivable to a factor and recorded the money advanced from the factor as a reduction in accounts receivable. During fiscal 1997, the Company also received approximately $166,000 in proceeds from the exercise of stock options; approximately $609,000 in proceeds from a private equity placement; and approximately $1,509,000 in proceeds from the exercise of stock warrants. Approximately $7,000 of net cash was used to pay long-term debt in fiscal 1997. In fiscal 1996, approximately $1,258,000 of net cash was used to repay short-term debt and approximately $460,000 was used to repay long-term debt. In fiscal 1996, the Company received $250,000 in proceeds from the exercise of stock options. In fiscal 1995, the Company's primary sources of net cash from financing activities were from the proceeds of short-term and long-term borrowings in excess of debt repayments.

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift & Loan Association, pursuant to which Coast makes available to the Company a line of credit of $7,000,000 with advances based on 80% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. Under the terms of the agreement, inventory financing is not to exceed $3,000,000, including letters of credit. Interest on the loan is 2% per annum above the prime rate. As of November 30, 1997, the Company was indebted to Coast in the principal amount of approximately $5,714,000 and had no outstanding letters of credit. At November 30, 1997, the prime rate was 8.50%.

Sirco Canada has a bank mortgage on its real property in the amount of approximately $350,000. The mortgage is payable in monthly installments of approximately $3,500 which includes interest at the rate of 10.25% per annum, with a balloon payment of approximately $325,000 in the year 2000. As of November 30, 1997, Sirco Canada was in violation of certain loan covenants. The bank has agreed to waive the defaults until December 1, 1998. Sirco Canada does not have a working capital lender or a letter of credit facility. The Company uses the letter of credit facility from its financing agreement with Coast to open letters of credit for purchases made directly by Sirco Canada. Sirco Canada reimburses the Company for all appropriate expenditures made on behalf of Sirco Canada. Management believes that Sirco Canada has adequate working capital to operate without a revolving line of credit; however, management is considering the establishment of a working capital facility for Sirco Canada.

In fiscal 1997, the Company had approximately $87,000 in capital expenditures, primarily for costs incurred in connection with computer equipment. Capital expenditures are not expected to be significant in fiscal 1998.

As of February 17, 1998, The Company owns approximately 3,200,000 shares, or approximately 28%, of CLEC Holding Corp. ("CHC") a Florida based competitive local exchange carrier. Although CHC has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend that notes that the shares have not been registered under the Securities Act of 1933. The investment in CHC is recorded on the Company's books by the equity method.

Management believes that the Company's present sources of financing, combined with its present working capital and cash flow from operations, will be sufficient to meet the cash and capital requirements for the Company's travel division for the next twelve months. However, if the depressed levels of sales do not increase or the Company is unable to improve its cash position by raising additional capital, the Company may experience temporary cash shortages. Such cash shortages may negatively impact the Company's ability to purchase inventory in a timely manner, which could negatively impact the Company's results of operations.


The Company anticipates that it will need to raise up to $2 million to meet the cash requirements for its telecommunications division contemplated by the fiscal 1998 business plan for that division. There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division.

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

                                    Part III

Item 10. - Directors and Executive Officers of the Company

The following table contains certain information regarding directors and executive officers of the Company as of February 17, 1998:


Name and Position                   Principal Occupation for Past 5 Years and
With the Company        Age         Current Public Directorships or Trusteeships
----------------        ---         --------------------------------------------

Joel  Dupre              44         Director  since  1990;  Chairman  of the
                                    Board and Chief Executive Officer of the
                                    Company since March 1995; Executive Vice
                                    President  from  November  1992 to March
                                    1995 and a Vice President from 1989 to 1992.

Eric M. Hellige          43         Director since 1995 and Secretary of the
                                    Company;  Partner  for  more  than  five
                                    years  of  Pryor,  Cashman,   Sherman  &
                                    Flynn, counsel to the Company.

Richard Pyles            41         Senior  Vice  President  of the  Company
                                    since November  1996;  Vice President of
                                    Marketing and Sales from September 1992 to November 1996.

Paul H. Riss             42         Director since 1995, and Chief Financial
                                    Officer and Treasurer of the Company since November 1996; Chief Financial
                                    Officer of Sequins International Inc., a manufacturer of sequined fabrics and trimmings from June 1992 to November
                                    1996.

Barrie  Sommerfield      68         Director since April 1997; Vice Chairman
                                    of     Gore,     Sommerfield,     Ditnes
                                    International, Inc., a consultant for trademark licenses, for more than five years.

Eric Smith               53         Director since 1988; Vice President-
                                    General Manager of West Coast
                                    Distribution Center since 1983.


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

Item 11. - Executive compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company (Mr. Joel Dupre, the Chairman of the Board and Chief Executive Officer of the Company since March 20, 1995; Mr. Yutaka Yamaguchi, the Chairman of the Board and Chief Executive Officer of the Company prior to March 20, 1995), and all other executive officers of the Company who received more than $100,000 in compensation during fiscal 1997 (collectively referred to as the "Named Executives"):

                                          Summary Compensation Table

                                                                                              Long Term
                                                     Annual Compensation                Compensation Awards
                                           --------------------------------------    -----------------------
                                                                     Other Annual      (5)
         Name and                                                   Compensation     Options     All Other
    Principal Position         Year        Salary(s)      Bonus(s)      ($)            (#)      Compensation
    ------------------         ----        ---------      --------      ---            ---      ------------
Joel Dupre (1)                 1997        $240,000        None         None          80,000         None
  Chairman of the Board        1996         216,667        None         None          80,000         None
  & Chief Exec. Officer        1995         216,667        None         None            None         None

Yutaka Yamaguchi (2)           1997            None        None         None            None         None
  Former Chairman of the       1996            None        None         None            None         None
  Board & Chief Exec           1995            None        None         None            None         None
  Officer

Richard Pyles (3)              1997         100,000        None         None           5,000         None
   Senior Vice President       1996          98,341     $ 6,000         None         135,000         None
                               1995          95,025        None         None          20,000         None

Paul H. Riss (4)               1997         125,000        None         None          40,000         None
Chief Financial Officer        1996          12,354        None         None          70,000         None
                               1995            None        None         None            None         None

---------------------------
(1) Mr. Dupre held the title of Executive Vice President of the Company during the fiscal year ended November 30, 1994. In March 1995, Mr. Dupre was elected Chairman of the Board and Chief Executive Officer of the Company.
(2) Mr. Yamaguchi resigned as an officer and director of the Company effective January 1, 1995.
(3) Mr. Pyles was elected Senior Vice President in November 1996. At all other times, Mr. Pyles served as Vice President-Marketing and Sales of the Company.
(4)  Mr. Riss has been Chief  Financial  Officer of the Company  since  November
     1996.
(5)  Options  have been  adjusted  to reflect a  two-for-one  stock split in May
     1997.

Board of Directors Compensation

The Company does not currently compensate directors for service on the Board of Directors.

Option Grant Table

The following table sets forth information as to the options granted to the Named Executives and all other employees during the fiscal year ended November 30, 1997.

                                              Individual Grants


                                          Percent of
                                            Total                                     Potential Realizable
                             Number of    Options/                                       Value at Assumed
                            Securities       SARs                                      Annual rates of Stock
                            Underlying    Granted to                                    Price Appreciation
                             Options/     Employees     Exercise or                     for Option Term(3)
                              SARs         in Fiscal     Base Price      Expiration
Name                        Granted(1)     Year(2)       ($/Share)         Date         5% ($)      10% ($)
----                        ----------     -------       ---------         ----         ------      -------
Joel Dupre                  80,000(4)       57.1%         $2.13          02/24/02     $47,078      $104,031

Yutaka Yamaguchi                --            --             --             --             --            --

Richard Pyles                5,000(4)        3.6           1.94          02/24/02       2,700         5,900

Paul H. Riss                20,000(4)       14.3           1.94          02/24/02      10,800        23,600

All Other
Employees                   40,000(4)       25.0           1.94          02/24/02      21,600        47,200

---------------
(1)  No SAR's were granted by the Company in fiscal 1997.

(2) In fiscal 1997, the Company granted options on 140,000 shares, as adjusted for a two-for-one stock split in May 1997, of the Common Stock to six employees.

(3) The amounts shown in these two columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Commission's executive compensation disclosure rules and are not intended to forecast the future appreciation of the Common Stock.

(4) Options become exercisable on the first anniversary date of the option grant date of February 24, 1997.

Stock Option Exercises

The following table contains information relating to the exercise of the Company's stock options by the Named Executives in fiscal 1997, as well as the number and value of their unexercised options as of November 30, 1997.

                               Aggregated Option Exercises in Last Fiscal Year
                                      and Fiscal Year-End Option Values

                              Number of Securities
                                                     Underlying Unexercised          Value of Unexercised
                   Shares                                 Options at                 In-the-Money Options
                   Acquired on      Value           Fiscal Year-End(#)(1)          at Fiscal Year End($)(2)
Name               Exercise(#)      Realized($)    Exercisable  Unexercisable     Exercisable Unexercisable
----               -----------      -----------    -----------  -------------     -------------------------
Joel Dupre              --               --           20,000       140,000           $37,500        $217,500

Yutaka Yamaguchi        --               --               --            --                --              --

Richard Pyles       20,000          $46,666           15,000         5,000            28,125           6,563

Paul H. Riss         5,000           25,000           50,000        55,000            97,188          89,688

-----------
(1) The sum of the numbers under the Exercisable and Unexercisable column of this heading represents each Named Executives total outstanding options to purchase Common Stock.
(2) The dollar amounts shown under the Exercisable and Unexercisable columns of the heading represent the number of exercisable and unexercisable Company options, respectively, which were "In-the-Money" on November 30, 1997, multiplied by the difference between the closing price of the Common Stock on November 30, 1997, which was $3.25 per share, and the exercise price of the Company options. For purposes of these calculations, In-the-Money options are those with an exercise price below $3.25 per share.


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

The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: Joel Dupre (12 years), Yutaka Yamaguchi (none) Richard Pyles (3 years) and Paul H. Riss (none). The frozen accrued monthly benefit for Mr. Dupre and Mr. Pyles is $1,678 and $239, respectively. $150,000 of Mr. Dupre's compensation shown in the Summary Compensation Table was used to compute his projected benefit under the Retirement Plan.

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

Board  of  Directors  Interlocks  and  Insider   Participation  in  Compensation
Decisions

The following former and present members of the Board of Directors were officers of the Company or a subsidiary of the Company during the fiscal year ended November 30, 1997: Joel Dupre, Eric Smith, Eric M. Hellige, Paul H. Riss and Barrie Sommerfield. Such members participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the fiscal year ended November 30, 1997.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 17, 1998, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of t he Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, and the names and number of shares beneficially owned by all directors of the Company and all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                                   Shares           Percent of
                                                                Beneficially     of Outstanding
         Name and Address                                          Owned           Common Stock
         ----------------                                          -----           ------------
         Joel Dupre(1)                                          1,486,000           33.6%
         c/o Sirco International Corp.
         24 Richmond Hill Avenue
         Stamford, Connecticut 06901

         Pacific Million Enterprise Ltd. (2)(3)                 266,666             6.2%
         The Gateway, Tower 2, Suite 1807
         25 Canton Road
         Tsimshatsui, Kowloon, Hong Kong

         Joseph Takada(2)(3)                                    266,666             6.2%
         c/o Pacific Million Enterprise Ltd.
         The Gateway, Tower 2, Suite 1807
         25 Canton Road
         Tsimshatsui, Kowloon, Hong Kong

         Cheng-Sen Wang(2)                                      177,778              4.1%
         c/o Kao-Lien International Co., Ltd.
         404 Jen-Air Road 6th Floor, Section 4
         Taipei, Taiwan R.O.C.

         Albert H. Cheng(2)(4)                                  88,888              2.1%
         c/o Constellation Enterprises Co., Ltd.
         199 Chung Ching North Road 11th Floor, Section 3
         Taipei, Taiwan R.O.C.

                                                                   Shares           Percent of
                                                                Beneficially     of Outstanding
         Name and Address                                          Owned           Common Stock
         ----------------                                          -----           ------------
         Paul H. Riss(5)                                        75,000              1.7%

         Richard Pyles (6)                                      20,000              less than 1%

         Eric Smith(6)                                          20,000              less than 1%

         Barrie Sommerfield(6)                                  20,200              less than 1%

         Eric M. Hellige(7)                                     25,000              less than 1%

         All directors and executive officers                1,621,200              35.6%
         of the Company as a group (six individuals)

(1) Includes 120,000 shares of Common Stock subject to options which are presently exercisable and 533,332 shares for which Mr. Dupre has the right to exercise sole voting control pursuant to a Voting Agreement dated as of May 1, 1995 (the "Voting Agreement") under which Pacific, Mr. Wang and Mr. Cheng granted Mr. Dupre the right to exercise sole voting control with respect to 266,666; 177,778; and 88,888 shares, respectively, held of record by them. Includes 25,000 shares for which Mr. Dupre has granted to Mr. Hellige stock purchase options.
(2) As a result of the Voting Agreement, Mr. Dupre, Pacific (together with Mr. Takada - see Note 3), Mr. Wang and Mr. Cheng may be deemed to be a "group" within the meaning of Section 13d-3 of the Securities Exchange Act of 1934, and, therefore, deemed to beneficially own an aggregate of 1,366,000 shares of Common Stock.
(3) Pacific has granted to Mr. Dupre an option to purchase all of the 266,666 shares it owns of record. By virtue of his ownership of 95% of the issued and outstanding shares of common stock of Pacific, Joseph Takada may be deemed to be the beneficial owner of all the shares of Common Stock beneficially owned by Pacific.
(4) Mr. Cheng has granted to Mr. Dupre an option to purchase all of the 88,888 shares he owns of record.
(5) Includes 70,000 shares of Common Stock subject to options which are presently exercisable.
(6) Consists of 20,000 shares of Common Stock subject to options which are presently exercisable
(7) Consists of 25,000 shares of Common Stock subject to options granted by Mr. Dupre which are presently exercisable.

Item 13. - Certain Relationships and Related Transactions

Mr. Joseph Takada, the beneficial owner of approximately 6.2% of the outstanding shares of Common Stock, is the Managing Director of Ideal Pacific Ltd, ("Ideal"), the Company's manufacturing agent in Hong Kong. During the fiscal year ended  November  30,  1997,  the  Company  paid  aggregate  commissions  of approximately $40,000 to Ideal. Mr. Cheng-Sen Wang, the beneficial owner of approximately 4.1% of the outstanding shares of Common Stock, is the Managing Director of Kao-Lien International Co., Ltd. ("Kao-Lien"), the Company's manufacturing agent in Taiwan. During the fiscal year ended November 30, 1997, the Company paid aggregate commissions of approximately $168,000 to Kao-Lien. Mr. Albert Cheng, the beneficial owner of 2.1% of the outstanding shares of Common Stock, is the President of Constellation Enterprise Co., Ltd. ("Constellation"). During the fiscal year ended November 30, 1997, the Company purchased approximately $891,000 of luggage and backpack products from Constellation.

At November 30, 1997, the Company owed Ideal, Kao-Lien and Constellation approximately $305,000, $141,000 and $528,000, respectively.

Paul H. Riss, a director and the Chief Financial Officer of the Company, is a member of the Board of Directors of CHC, an affiliate of the Company. Mr. Riss owns options to purchase 100,000 shares of common stock of CHC. The Company's Chairman and Chief Executive Officer, Joel Dupre, owns 306,000 shares of common stock of CHC, or approximately 2.7% of the outstanding shares, and owns options to purchase an additional 150,000 shares.

Eric M. Hellige, a director of the Company, is a member of Pryor, Cashman, Sherman & Flynn, counsel to the Company ("Pryor, Cashman"). Fees paid by the Company to Pryor, Cashman for legal services rendered during the fiscal year ended November 30, 1997 did not exceed 5% of such firm's or the Company's revenues. Mr. Hellige owns 25,000 shares of common stock of CHC, an affiliate of the Company.

Barrie Sommerfield, a director of the Company, is a Vice Chairman of Licensing of Gore, Sommerfield, Ditnes International, Inc. ("Gore Sommerfield"), a firm which provides consulting services to the Company with regard to the licensing of trademarked names. The Company paid fees to Gore Sommerfield in fiscal 1997 of approximately $4,000.

The Company believes that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1.    Financial Statements.
          2.    Financial Statement schedules
          3.    Exhibits
         (3) (a) Certificate of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2- 34436.
                  (b) Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.
                  (c) Certificate   of   Amendment   to   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.
                  (d) Certificate   of   Amendment   to   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.
                  (e) Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 30, 1995.
                  (f) By-laws,  amended  and  restated  as  of  December,  1996, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
              (4) (a) Form of Class A Warrant Agreement dated April 17, 1997.
                  (b) form of Class B Warrant Agreement dated April 17, 1997.
              (10)(a) Stock Purchase  Agreement dated February 27, 1998 between the Company and the shareholders of Essex Communications, Inc.
                  (b) Lease   Agreement   dated   February   14,  1990   between
                      Oro-May-Broward Investment Company and the Company for property located in La Mirada, California, incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended November 30, 1989, as amended.
                  (c) Sirco   International   Corp.   1995  Stock  Option  Plan,
                      incorporated by reference to Exhibit 10(I) to the Company's Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
                  (d) Sirco  International  Corp.  1996  Restricted  Stock Award
                      Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1996.
                  (e) Employment  Agreement,  dated November 5, 1996 between the
                      Company  and  Paul  Riss,  incorporated  by  reference  to
                      Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

                  (f) Loan and  Security  Agreement,  dated  December  16, 1996, between the Company and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996..

         (22) Subsidiaries of Company - The significant subsidiaries of the Company, all of which are wholly-owned by the Company and included in its consolidated financial statements, are as follows:

         Name                                    Jurisdiction of Organization
         ----                                    ----------------------------
         Airline Ventures, Inc.                          Texas
         Essex Communications, Inc.                      New Jersey
         Sirco Industries, Limited                       Hong Kong
         Sirco International (Canada) Limited            Canada


         (23.1)    Consent of Nussbaum Yates & Wolpow, P.C.
         (23.2)    Consent of Blackman Kallick Bartelstein, LLP
         (23.3)    Consent of Deloitte & Touche
         (27)      Financial Data Schedule


     (b) Reports on Form 8-K.

         During the fourth quarter of fiscal 1997, the Company filed a Current Report on Form 8-K dated October 22, 1997, reporting the Company's investment in CLEC Holding Corp.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 1998.

                                                SIRCO INTERNATIONAL CORP.
                                                               (Company)



                                                By:   /s/ Joel Dupre
                                                      --------------
                                                      Joel Dupre,
                                                      Chairman of the Board and
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 Signature                         Title                            Date
 ---------                         -----                            ----
 /s/ Joel Dupre             Chairman  and  Chief  Executive
 --------------             March 12, 1998
 Officer                    (Principal Executive Officer)      March 12, 1998
 Joel Dupre


 /s/ Paul H. Riss           Chief  Financial   Officer  and
 ----------------           (Principal Financial and           March 12, 1998
 Director                   Accounting Officer)
 Paul H. Riss


 /s/ Eric M. Hellige        Director                           March 12, 1998
 -------------------
 Eric M. Hellige


 /s/ Barrie Sommerfield     Director                           March 12, 1998
 ----------------------
 Barrie Sommerfield


 /s/ Eric Smith             Director                           March 12, 1998
 --------------
 Eric Smith

                                    EXHIBITS

     (a)  1.    Financial Statements.
          2.    Financial Statement schedules
          3.    Exhibits
         (3) (a) Certificate of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2- 34436.
                  (b) Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.
                  (c) Certificate   of   Amendment   to   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.
                  (d) Certificate   of   Amendment   to   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.
                  (e) Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 30, 1995.
                  (f) By-laws,  amended  and  restated  as  of  December,  1996, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
              (4) (a) Form of Class A Warrant Agreement dated April 17, 1997.
                  (b) form of Class B Warrant Agreement dated April 17, 1997.
              (10)(a) Stock Purchase  Agreement dated February 27, 1998 between the Company and the shareholders of Essex Communications, Inc.
                  (b) Lease   Agreement   dated   February   14,  1990   between
                      Oro-May-Broward Investment Company and the Company for property located in La Mirada, California, incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended November 30, 1989, as amended.
                  (c) Sirco   International   Corp.   1995  Stock  Option  Plan,
                      incorporated by reference to Exhibit 10(I) to the Company's Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
                  (d) Sirco  International  Corp.  1996  Restricted  Stock Award
                      Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1996.
                  (e) Employment  Agreement,  dated November 5, 1996 between the
                      Company  and  Paul  Riss,  incorporated  by  reference  to
                      Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

                  (f) Loan and  Security  Agreement,  dated  December  16, 1996, between the Company and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996..

         (22) Subsidiaries of Company - The significant subsidiaries of the Company, all of which are wholly-owned by the Company and included in its consolidated financial statements, are as follows:

         Name                                    Jurisdiction of Organization
         ----                                    ----------------------------
         Airline Ventures, Inc.                          Texas
         Essex Communications, Inc.                      New Jersey
         Sirco Industries, Limited                       Hong Kong
         Sirco International (Canada) Limited            Canada


         (23.1)    Consent of Nussbaum Yates & Wolpow, P.C.
         (23.2)    Consent of Blackman Kallick Bartelstein, LLP
         (23.3)    Consent of Deloitte & Touche
         (27)      Financial Data Schedule

                                    FORM 10-K
                              ITEM 14(a)(1) AND (2)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following consolidated financial statements of Sirco International Corp. and Subsidiaries are included in Item 8:

    Consolidated Balance Sheets - November 30, 1997 and 1996              F-6

    Consolidated Statements of Operations - Years ended November 30,
       1997, 1996 and 1995                                                F-8

    Consolidated Statements of Stockholders' Equity - Years ended
       November 30, 1997, 1996 and 1995                                   F-9

    Consolidated Statements of Cash Flows - Years ended November 30,
       1997, 1996 and 1995                                                F-10

    Notes to Consolidated Financial Statements - Years ended November
       30, 1997, 1996 and 1995                                            F-12

The following consolidated financial statement schedules of Sirco International Corp. and Subsidiaries are included in Item 14(d):

    Schedule II - Valuation and Qualifying Accounts - Years ended
       November 30, 1997, 1996 and 1995                                   F-34



All other schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                         Report of Independent Auditors



The Board of Directors and Shareholders
Sirco International Corp.

We have audited the accompanying consolidated balance sheets of Sirco International Corp. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sirco International (Canada) Limited, a wholly-owned subsidiary of Sirco International Corp. as of and for the years ended November 30, 1996 and 1995. We did not audit the consolidated financial statements of CLEC Holding Corp. and subsidiaries, an entity in which the Company had a 28% equity interest as of November 30, 1997, accounted for under the equity method. In the aggregate, such statements reflect total assets constituting 8% and 30% of the related consolidated assets as of November 30, 1997 and 1996, and such statements constitute 22% of consolidated revenues for the year ended November 30, 1996 and 15% of consolidated revenues for the year ended November 30, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Sirco International (Canada) Limited and CLEC Holding Corp. and subsidiaries for the periods specified above, are based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

The Board of Directors and Shareholders
Sirco International Corp.




In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirco International Corp. and its subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended November 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II for the years ended November 30, 1997, 1996 and 1995. In our opinion, based on our audits and the reports of the other auditors, these schedules present fairly, in all material respects, the information required to be set forth therein.


                                                /s/NUSSBAUM YATES & WOLPOW, P.C.
                                                   -----------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.


Melville, New York
February 4, 1998
(except for Note 15, as to which
  the date is February 27, 1998)

                          Independent Auditor's Report


The Board of Directors and Stockholders
CLEC Holding Corp. and Subsidiaries
Roseland, New Jersey

We have audited the accompanying consolidated balance sheet of CLEC Holding Corp. and subsidiaries as of October 31, 1997, and the related consolidated statements of operations and stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CLEC Holding Corp. and subsidiaries as of October 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                            /s/BLACKMAN KALLICK BARTELSTEIN, LLP
                                               ---------------------------------
                                               BLACKMAN KALLICK BARTELSTEIN, LLP



Chicago, Illinois
February 18, 1998

                                Auditor's Report


To the Shareholder
Sirco International (Canada) Limited

We have audited the balance sheets of Sirco International (Canada) Limited as at November 30, 1996, and the statements of operations, and retained earnings and changes in financial position for each of the years in the two-year period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1996, and the results of its operations and the changes in its financial position for each of the years in the two-year period ended November 30, 1996 in accordance with generally accepted accounting principles.



/s/Deloitte & Touche
--------------------
Deloitte & Touche
Chartered Accountants
December 18, 1996

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1997 AND 1996


                                     ASSETS


                                                           1997             1996
                                                       -----------     -----------
Current assets:
    Cash and cash equivalents ....................     $   114,190     $   390,043
Accounts receivable, trade - net of allowance
       of  $200,000 and $276,000 in 1997 and 1996
       and including $1,244,000, net of advances,
       due from factor in 1996, respectively .....       3,166,804       2,825,764
    Inventories ..................................       7,707,631       4,406,066
    Prepaid expenses .............................         253,225         256,134
    Other current assets 44,231 ..................         123,245
    Recoverable income taxes .....................         125,517            --
                                                       -----------     -----------

                         Total current assets ....      11,411,598       8,001,252
                                                       -----------     -----------

Property, plant and equipment - at cost:
    Land .........................................         199,425         210,672
    Building .....................................         494,891         503,599
    Machinery and equipment ......................         748,085         841,455
    Leasehold improvements .......................         320,132         311,441
                                                       -----------     -----------
                                                         1,762,533       1,867,167
    Less accumulated depreciation and amortization         935,220         979,457
                                                       -----------     -----------

                                                           827,313         887,710
                                                       -----------     -----------

Other assets .....................................         207,940         147,402
                                                       -----------     -----------

Investment in and advances to subsidiary .........         514,797         540,497
                                                       -----------     -----------

Investment in affiliate ..........................       1,080,000            --
                                                       -----------     -----------

                         Total assets ............     $14,041,648     $ 9,576,861
                                                       ===========     ===========

See accompanying notes to consolidated financial statements.

                                      F-6
                                   (Continued)

                               SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                       NOVEMBER 30, 1997 AND 1996

                                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            1997              1996
                                                                        -------------     ------------
Current liabilities:
    Loan payable to financial institution .........................                       $  1,071,000
    Short-term loan payable to former related parties .............                            529,821
    Current maturities of long-term debt ..........................     $  1,522,060             6,735
    Due to related parties ........................................          974,046           260,188
    Accounts payable ..............................................        2,489,259         2,659,323
    Accrued expenses and taxes ....................................        1,318,863         1,920,897
                                                                        ------------      ------------

                         Total current liabilities ................        6,304,228         6,447,964
                                                                        ------------      ------------

Long-term debt, less current maturities ...........................        4,521,795           348,401
                                                                        ------------      ------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.10 par value; 10,000,000
       shares authorized, 4,300,400 and 2,630,400
       shares issued in 1997 and 1996 .............................          430,040           263,040
    Preferred stock, $.10 par value; 1,000,000 shares
       authorized, none issued
    Capital in excess of par value ................................        7,753,368         4,136,014
Deficit ...........................................................       (3,887,532)       (1,019,367)
    Treasury stock at cost, 11,000 shares .........................          (27,500)          (27,500)
    Treasury stock held by equity investee ........................         (420,000)             --
    Accumulated foreign currency translation
       adjustment .................................................         (632,751)         (571,691)
                                                                        ------------      ------------


                         Total stockholders' equity ...............        3,215,625         2,780,496
                                                                        ------------      ------------

                         Total liabilities and stockholders' equity     $ 14,041,648      $  9,576,861
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                                    SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED NOVEMBER 30, 1997,  1996 AND 1995

                                                                1997               1996              1995
                                                            -----------       ------------      ------------
Net sales .............................................     $ 16,007,983      $ 27,745,955      $ 24,812,147
Cost of goods sold ....................................       13,802,712        20,657,633        18,682,304
                                                            ------------      ------------      ------------

Gross profit ..........................................        2,205,271         7,088,322         6,129,843

Selling, warehouse, general and adminis-
   trative expenses ...................................        5,166,849         5,905,152         6,276,379
                                                            ------------      ------------      ----------

Income (loss) from operations .........................       (2,961,578)        1,183,170          (146,536)
                                                            ------------      ------------      ----------

Other (income) expense:
   Interest expense ...................................          573,544           772,812           866,597
   Interest income ....................................          (63,506)          (58,214)         (111,710)
   Loss on sale of handbag division ...................             --                --             425,163
   Commission and other income, net ...................         (477,934)         (456,873)         (330,087)
                                                            ------------      ------------      ----------

                                                                  32,104           257,725         849,963
                                                            ------------      ------------      ----------

Income (loss) before provision for income taxes .......       (2,993,682)          925,445          (996,499)

Provision for (recovery of) income taxes ..............         (125,517)          303,209              --
                                                            ------------      ------------      ------------

Net income (loss) .....................................     ($ 2,868,165)     $    622,236      ($   996,499)
                                                            ============      ============      ==========

Earnings (loss) per common and common equivalent share:
       Primary ........................................     ($       .88)     $        .23      ($       .41)
                                                            ============      ============      ============
       Assuming full dilution .........................     ($       .88)     $        .23      ($       .41)
                                                            ============      ============      ============

Shares used in computing earnings (loss) per
   common and common equivalent share
       Primary ........................................        3,243,392         2,668,502         2,419,400
                                                            ============      ============      ============
       Assuming full dilution .........................        3,243,392         2,678,314         2,419,400
                                                            ============      ============      ============

       See accompanying notes to consolidated financial statements.

                                             SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                                                          Treasury      Accumulated
                                     Common Stock             Capital                                     Stock Held      Currency
                                Number of                 In Excess of                      Treasury      by Equity      Translation
                                 Shares         Amount       Par Value          Deficit      Stock        Investee        Adjustment
                                ---------    -----------    -----------     ----------    -----------     -----------   ------------
Balance, November 30,
   1994 as previously
   reported ................    1,215,200    $   121,520    $ 4,027,534    ($  645,104)   ($   27,500)                  ($  578,403)
     Two-for-one stock
       split ...............    1,215,200        121,520    ($  121,520)          --             --                              --
                                ---------    -----------    -----------
Balances at November
   30, 1994 as adjusted ....    2,430,400        243,040      3,906,014           --             --                              --
     Net loss ..............         --             --             --         (996,499)          --                              --
     Currency translation
       adjustment ..........         --             --             --             --             --                          (4,620)
                                ---------    -----------    -----------     ----------    -----------                   -----------
Balance, November 30,
1995                            2,430,400        243,040      3,906,014     (1,641,603)       (27,500)                     (583,023)
     Net income ............         --             --             --          622,236           --                              --
     Exercise of stock
       options .............      200,000         20,000        230,000           --             --                              --
     Currency translation
       adjustment ..........         --             --             --             --             --                          11,332
                                ---------    -----------    -----------     ----------    -----------                   -----------
Balance, November 30,
1996                             2,630,400       263,040       4,136,014    (1,019,367)       (27,500)                     (571,691)
     Net loss ..............         --             --             --       (2,868,165)          --                            --
     Exercise of stock
       options .............      145,000         14,500        151,750           --             --                            --
     Issuance of common
       stock in private
         placement .........      400,000         40,000        569,000           --             --                            --
     Exercise of warrants
       for common stock ....      700,000         70,000      1,439,104           --             --                            --
     Stock issued for equity
       investment in CLEC
         Holdings, Inc. ....      425,000         42,500      1,457,500           --             --                            --
     Treasury stock held by
       equity investee .....                                                                             ($  420,000)
     Currency translation
       adjustment ..........           --             --             --             --           --             --          (61,060)

Balance, November 30,
1997                            4,300,400    $   430,040    $ 7,753,368    ($3,887,532)   ($   27,500)   ($  420,000)   ($  632,751)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                  SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


                                                               1997              1996                1995
                                                           -----------      -----------          -----------
Operating activities:
Net income (loss) ....................................     ($2,868,165)     $   622,236          ($  996,499)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization ...................         110,168          254,321              195,634
     Loss on sale of handbag division ................            --               --                425,163
     Provision for losses on accounts receivable
       and other assets ..............................         278,000           32,000              128,000
     (Gain) loss on sale of property, plant and
       equipment .....................................           7,012           (1,601)                 525
     Changes in operating assets and liabilities:
       Accounts receivable ...........................        (594,077)        (663,322)            (477,148)
       Inventories ...................................      (3,325,876)       1,354,698           (2,432,693)
       Prepaid expenses ..............................          12,926            1,643               62,525
       Other current assets ..........................          79,014            1,134              157,707
       Other assets ..................................         (60,538)           6,967               74,800
       Due to related parties ........................         713,858          (56,722)                --
       Accounts payable and accrued expenses .........        (531,320)         178,393            1,357,217
       Income taxes ..................................        (448,240)         314,425                 --
                                                           -----------      -----------          -----------

Net cash provided by (used in) operating activities ..      (6,627,238)       2,044,172           (1,504,769)
                                                           -----------      -----------          -----------

Investing activities:
   Purchases of property, plant and equipment ........         (87,045)        (339,179)             (30,195)
   Proceeds from sale of property, plant and equipment           3,607            7,038                1,605
   Cash inflow from agreement to sell subsidiary .....          25,700             --                 60,296
                                                           -----------      -----------          -----------

Net cash provided by (used in) investing activities ..         (57,738)        (332,141)              31,706
                                                           -----------      -----------          -----------

See accompanying notes to consolidated financial statements.

                                   (Continued)

                                  SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


                                                                  1997              1996              1995
                                                              -----------       -----------       -----------
Financing activities:
   Repayment of loans payable to financial
     institutions and short-term loans payable
     to related parties, net ...........................      ($1,600,821)      ($1,258,197)      ($1,761,501)
   Proceeds from short-term borrowings .................             --                --           2,506,995
   Proceeds from revolving credit line, net ............        5,714,056              --                --
   Proceeds from long-term debt ........................             --                --             357,455
   Repayment of long-term debt .........................           (6,550)         (460,301)         (441,440)
   Proceeds from (repayment of) officer loan ...........             --             (35,000)           35,000
   Proceeds from exercise of stock options .............          166,250           250,000              --
   Proceeds from private placement of common stock .....          609,000              --                --
   Proceeds from exercise of warrants ..................        1,509,104              --                --
                                                              -----------       -----------       -----------

Net cash provided by (used in) financing activities ....        6,391,039        (1,503,498)          696,509
                                                              -----------       -----------       -----------

Effect of exchange rate changes on cash ................           18,084             5,269            (3,074)
                                                              -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents .......         (275,853)          213,802          (779,628)

Cash and cash equivalents at beginning of year .........          390,043           176,241           955,869
                                                              -----------       -----------       -----------

Cash and cash equivalents at end of year ...............      $   114,190       $   390,043       $   176,241
                                                              ===========       ===========       ===========
Cash paid during the year for:
   Interest ............................................      $   510,869       $   675,006       $   836,437
                                                              ===========       ===========       ===========
   Income taxes ........................................      $   300,015       $      --         $      --
                                                              ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

     During 1997, the Company exchanged 425,000 shares of common stock for 3,000,000 common shares of CLEC Holding Corp. valued at $1,500,000 (see
         Note 14).

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

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


1.     Description of Business and Summary of Accounting Principles

       Description of Business and Concentration of Credit Risk

       The Company is a wholesaler of children's bags, tote bags, sport bags, backpacks, soft luggage and related products generally under trademarked names and licensed from others principally in the United States and Canada (see Note 12). The principal markets for the Company's products are the large national retail chain stores, department stores, specialty stores and sporting goods retailers. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral.

       On October 2, 1997, the Company acquired 28% of CLEC Holding Corp ("CLEC"), a reseller of Bell South services that provides local service exclusively in the State of Florida, known as a competitive local exchange carrier (see Note 14). On February 27, 1998, the Company acquired a newly formed competitive local exchange carrier, Essex Communications, Inc. (see Note 15). Prior to the sale of its handbag division on March 20, 1995, the Company also was a wholesaler of handbags (see Note 10).

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in a 28%-owned affiliate are accounted for on the equity method.

       Revenue Recognition

       Revenue is recognized upon the shipment of merchandise.

       Inventories

       Inventories, consisting primarily of finished goods purchased for resale, are stated at the lower of cost (first-in, first-out and average) or market.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


1.     Description of Business and Summary of Accounting Principles (Continued)

       Property, Plant and Equipment and Depreciation

       Depreciation is computed primarily by use of accelerated methods over the estimated useful lives of the assets. The estimated useful lives are 20 years for building, 5 to 10 years for machinery and equipment and the life of lease for leasehold improvements.

       Foreign Currency Translation

       Assets  and  liabilities  of  the  Company's  foreign   subsidiaries  are
       translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders' equity.

       Income Taxes

       The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

       Income taxes have not been provided on undistributed earnings of foreign subsidiaries, which amount to approximately $2,900,000 as of November 30, 1997 because the Company expects to reinvest these earnings in the businesses of the subsidiaries.

       Income (Loss) Per Share

       Income  (loss)  per share is  calculated  based on the  weighted  average number of common shares and in 1996, common equivalent shares, outstanding. On May 5, 1997, a two-for-one stock split of the Company's common stock was effected in the form of a 100 percent stock dividend.

       All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

1.     Description of Business and Summary of Accounting Principles (Continued)

       Cash Equivalents

       The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows.

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for accounts receivable allowances, inventory valuations, income taxes and investments in and advances to its subsidiary.

       Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

       Cash and Cash Equivalents

       The carrying amount approximates fair value because of the short maturity of those instruments.

       Investments in and Advances to Subsidiary

       The fair value of investments in and advances to subsidiary is estimated based on discounted cash flow analyses using estimated interest rates and an appropriate allowance for uncollectibility. The carrying amount approximates its fair value.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


1.     Description of Business and Summary of Accounting Principles (Continued)

       Fair Value of Financial Instruments (Continued)

                   Long-Term Debt

                  The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

       The Company has no instruments with significant off-balance-sheet risk.

       Reclassifications

       Certain   reclassifications  have  been  made  to  conform  to  the  1997 presentation.

       New Accounting Standards

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which will require companies to present basic earnings per share
       (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional information disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997 (the Company's first quarter of fiscal 1998), and will require restatement of EPS for all prior periods reported.

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on our consolidated financial position, statements of operations or cash flows.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


2.     Loans Payable to Financial Institutions and Long-Term Debt

       The Company had an agreement with a factor (see Note 8) whereby it could borrow up to 40% (as amended) of the value of its finished goods inventory. Interest was at prime plus 1.75% per annum (10% at November 30, 1996). Borrowings were collateralized by the inventory. The Company had outstanding $1,071,000 as of November 30, 1996 under this agreement.

       On December 17, 1996, the aforementioned factoring agreement was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate (10.5% at November 30,
       1997), matures on December 17, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees and a $100,000 annual limitation (as defined) on the acquisition or retirement of the Company's common and preferred stock. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. The Company had outstanding loans of $5,714,056 at November 30, 1997 under this agreement. The Company anticipates that approximately $1,515,000 of this loan will be repaid during fiscal 1998, and, accordingly, such amount has been classified as a current liability as of November 30, 1997.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

2.     Loans Payable to Financial Institutions (Continued)

       On August 1, 1995, the Company's Canadian subsidiary entered into a financing agreement with a Canadian bank that provided for a revolving loan and letter of credit financing in the amount of the lesser of $525,000 or the sum of a percentage of accounts receivable (as defined), 50% of letters of credit outstanding, and 25% of eligible finished goods inventory (as defined) with interest payable monthly at 1.25% above the Canadian prime rate. In May 1996, the agreement was amended to increase the revolving loan to approximately $876,000. As of November 30, 1996, there was no balance outstanding under this agreement in direct borrowings. As of November 30, 1996, there were outstanding letters of credit in the amount of $46,000. In January 1997, the Company received notification from the Canadian bank that the revolving loan agreement was terminated. In August 1995, the bank also refinanced a real property mortgage of approximately $368,000. The mortgage is payable in monthly installments of approximately $3,500 including interest at 10.25% with a balloon payment of approximately $325,000 in the year 2000. Substantially all of the assets of the Canadian subsidiary have been pledged as collateral for the above loans. The Canadian subsidiary has agreed to certain financial covenants (current ratio, debt-to-equity ratio, debt service coverage) and not to pay dividends to the parent. As of November 30, 1997, the Canadian subsidiary was in violation of certain loan covenants. The bank has agreed to waive the defaults until December 1, 1998. Maturities of long-term debt (see below) give effect to this debt becoming due on such date.

       Long-term debt consists of the following:

                                                        1997              1996
                                                     ----------       ----------
Loan payable to Coast Business Credit ........       $5,714,056

Subsidiary mortgage payable ..................          329,799       $  355,136
                                                     ----------       ----------
                                                      6,043,855          355,136

Less current maturities ......................        1,522,060            6,735
                                                     ----------       ----------
                                                     $4,521,795       $  348,401
                                                     ==========       ==========
       Principal payments are due as follows:

                      Year ended November 30,
                                  1998               $1,522,060
                                  1999                4,521,795
                                                     ----------

                                                     $6,043,855
                                                     ==========

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

3.     Income Taxes

       At November 30, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $5,900,000 expiring in the years 2001 through 2012. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,600,000 of net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. A net operating loss of approximately $3,300,000 is available in addition to the annual limitation.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1997 and 1996 are as follows:

                                                                     1997             1996
                                                                 ---------        -----------
  Deferred tax assets:
  Net operating loss carryforwards .........................     $ 2,440,000      $ 1,360,000
  Allowance for doubtful accounts and accruals .............         210,000          483,000
  Inventory ................................................         330,000           90,000
  Depreciation .............................................         110,000          110,000
                                                                 -----------      -----------
                                                                   3,090,000        2,043,000

Deferred tax liabilities:
   Installment sale of investment ..........................         (50,000)         (60,000)
                                                                 -----------      -----------
                                                                   3,040,000        1,983,000
Valuation allowance ........................................      (3,040,000)      (1,970,000)
                                                                 -----------      -----------

Net deferred tax assets ....................................     $      --        $    13,000
                                                                 ===========      ===========

The valuation allowance at November 30, 1995 was $2,240,000

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

3.     Income Taxes (Continued)

       The following is a reconciliation of the tax provisions for the three years ended November 30, 1997 with the statutory Federal income tax rates:

                                                                         Percentage of Pre-Tax Income
                                                                      1997           1996          1995
                                                                      ----           ----          ----
       Statutory Federal income tax rate                            (34.0%)         34.0%        (34.0%)
       State and local income taxes, net of  Federal
         income tax benefit                                             .1             .2             -
       Differences in foreign and U.S. tax rates                         -           11.6             -
       Utilization of United States net operating
         loss carryforwards                                              -           (7.1)            -
       Utilization of foreign tax loss carryforwards/
         carryback                                                    (4.3)          (6.8)         (7.8)
       Operating losses generating no current tax benefit:
           United States                                              34.0              -          37.8
           Foreign                                                       -              -           1.6
       Other items, net                                                 .1             .9           2.4
                                                                    ------          ------        -----

                                                                      (4.1%)         32.8%            -%
                                                                    ======           =====        =====

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

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


4.     Pension Plans (Continued)

       Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment. The Company recognized a curtailment gain of approximately $112,500 in accordance with Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

       Net periodic pension cost (gain) (exclusive of the curtailment gain in 1995) included the following components:

                                                                         Year Ended November 30,
                                                                   1997           1996            1995
                                                                ---------      ---------        ---------
       Service cost - benefits earned in current year               -              -            $  39,355
       Interest cost on projected benefit obligation            $  57,257      $  53,707           54,221
       Return on assets                                           (66,110)       (69,235)         (71,434)
       Net amortization and deferral                               (4,112)        (6,199)         (12,198)
                                                                ---------      ---------        ---------

                                                                 ($12,965)      ($21,727)       $   9,944
                                                                =========      =========        =========

       Following is a summary of significant actuarial assumptions used:

                                                                             November 30,
                                                                 1997           1996           1995
       Weighted average discount rates                           7.5%           7.5%           7.5%
       Rates of increase in compensation levels                  5.0%           5.0%           5.0%
       Expected long-term rate of return on assets               8.0%           8.0%           8.0%

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


4.     Pension Plans (Continued)

       The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                                November 30,
                                                             1997           1996
                                                          ---------      ---------
Accumulated benefit obligation, including vested
  benefits of $813,095 and $758,758 at
  November 30, 1997 and 1996, respectively ..........     ($816,427)     ($766,797)
                                                          =========      =========

Projected benefit obligation for service rendered
  to date ...........................................     ($816,427)     ($766,797)
Plan assets at fair value, primarily money market
  funds .............................................       834,747        830,636
                                                          ---------      ---------
Plan assets in excess of projected benefit obligation        18,320         63,839
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions ............................        45,599         (8,773)
Unrecognized net asset being amortized over
  13 years from December 1, 1987 ....................       (12,215)       (16,327)
                                                          ---------      ---------

Prepaid pension cost ................................     $  51,704      $  38,739
                                                          =========      =========


5.     Commitments

       The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense, charged to operations, was $704,000, $659,000 and $725,000 in 1997, 1996 and 1995, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities. A portion of one warehouse facility is subleased to a subsidiary of Yashiro (see Note 6) under a sublease which expires in May, 2000. Total minimum sublease rentals to be received in the future amounted to $398,000 at November 30, 1997.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995



5.     Commitments (Continued)

       The minimum annual rental commitments exclusive of sublease rentals under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

                      Year ended November 30,
                                  1998                         $744,000
                                  1999                          762,000
                                  2000                          488,000
                                  2001                          157,000
                                  2002                           84,000
                                  Thereafter                    320,000
                                                             ----------

                                                             $2,555,000
                                                             ==========

       The Company has entered into various licensing agreements under which it has obtained the right to market children's bags, tote bags and related products with trade names. The terms of such agreements vary through June 1999. The agreements provide for royalties based upon net sales with certain stated minimum annual amounts. The amount of future minimum royalties aggregate approximately $820,000 at November 30, 1997. Royalty expense amounted to $660,000, $1,160,000 and $937,000 in fiscal 1997,
       1996 and 1995, respectively. As of November 30, 1997 and 1996, approximately $506,000 and $471,000, respectively, had been accrued for unpaid royalties.

       During fiscal 1996, the Company modified its agreement with a licensor whereby the Company ceased to ship its product under this license after June 30, 1996. Sales of this licensed product amounted to approximately 29% and 21% of the Company's net sales in 1996 and 1995.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


6.     Related Party Transactions

       On March 20, 1995, the Company entered into a Letter of Credit Agreement with Yashiro Co. Inc. (together with its affiliates, "Yashiro"), which prior to March 20, 1995, owned approximately 56% of the Company, to provide for short-term financing for import purchases. Pursuant to this agreement, Yashiro had agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000, or 35% of the Company's inventory. Amounts borrowed under this agreement were repayable 100 days after delivery of the goods. On August 28, 1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the Company's inventory. In addition to interest, which was payable monthly at 2% above the prime rate, Yashiro was paid a handling fee of 3% of the cost of the goods. The Company's liability to Yashiro was approximately $530,000 at November 30, 1996 and the Company had outstanding letters of credit of approximately $242,000 at November 30, 1996. In fiscal 1997, 1996 and 1995, interest and handling and other fees paid to Yashiro amounted to approximately $18,000, $105,000 and $417,000, respectively.

       During  the  year  ended  November  30,  1995,   the  Company   purchased
       approximately $734,000 of handbags and accessories from an affiliate of Yashiro.

       During the years ended November 30, 1997, 1996 and 1995, the Company purchased approximately $891,000, $355,000 and $193,000, respectively, of luggage and backpack products from a company controlled by a stockholder. During the years ended November 30, 1997, 1996 and 1995, the Company paid approximately $208,000, $786,000 and $602,000, respectively, as buying commissions to companies controlled by other stockholders. As of November 30, 1997 and 1996, there was outstanding $974,046 and $260,188 to such related parties.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

7.     Segment Reporting

                                                              United                               Hong
                                         Consolidated         States            Canada             Kong
                                         ------------      ------------      ------------      ------------
                                                                             (See Note 12)
Year ended November 30, 1997:
  Net sales ........................     $ 16,007,983      $ 15,233,619      $    774,364      $       --
                                         ============      ============      ============      ============

  Net loss and loss before provision
    for (recovery of) income taxes .     ($ 2,993,682)     ($ 2,696,043)     ($   294,953)     ($     2,686)
                                         ============      ============      ============      ============
  Identifiable assets ..............     $ 14,041,648      $ 12,671,236      $  1,369,967      $        445
                                         ============      ============      ============      ============

Year ended November 30, 1996:
  Net sales ........................     $ 27,745,955      $ 21,683,680      $  6,062,275      $       --
                                         ============      ============      ============      ============
  Net income (loss) and income
    (loss) before provision for
       income taxes ................     $    925,445      $    193,752      $    735,747      ($     4,054)
                                         ============      ============      ============      ============
  Identifiable assets ..............     $  9,576,861      $  6,724,377      $  2,850,942      $      1,542
                                         ============      ============      ============      ============


Year ended November 30, 1995:
  Net sales ........................     $ 24,812,147      $ 21,132,714      $  3,660,079      $     19,354
                                         ============      ============      ============      ============
  Net income (loss) and income
    (loss) before provision for
       income taxes ................     ($   996,499)     ($ 1,154,408)     $    269,488      ($   111,579)
                                         ============      ============      ============      ============
  Identifiable assets ..............     $ 10,002,740      $  7,780,427      $  2,213,154      $      9,159
                                         ============      ============      ============      ============

8.     Accounts Receivable and Major Customers

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

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


8.     Accounts Receivable and Major Customers (Continued)

       Sales to one customer amounted to 27%, 19%, and 25% of net sales in fiscal 1997, 1996 and 1995, respectively. Sales to another customer amounted to 17% and 11% of net sales in fiscal 1997 and 1996, respectively. Sales to another customer amounted to 14% in fiscal 1997.


9.     Investment In and Advances to Subsidiary

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

       The non-interest bearing $650,000 note received in exchange for stock in the Subsidiary ("the Stock Note") was due in thirty-two equal quarterly installments of $20,213 beginning in August 1992. During fiscal 1996, the parties agreed to a one year payment moratorium as to the Stock Note. On February 6, 1997, the parties agreed to modify the remaining repayment terms and to resume payments. The note, as modified, is to be repaid as follows: $10,156 on February 7, 1997, $10,156 on March 10, 1997, four quarterly payments of $10,156 commencing on May 1, 1997 and ending on February 1, 1998, five quarterly payments of $20,313 commencing on May 1, 1998 and ending on May 1, 1999, and four quarterly payments of $50,781 commencing on August 1, 1999 and ending on May 1, 2000. Payments are being received on a current basis.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


9.     Investment In and Advances to Subsidiary (Continued)

       Also, pursuant to the agreement to sell the Company's investment in the Subsidiary, the Subsidiary agreed to pay interest quarterly at 8.5% per annum on a receivable of approximately $720,000. If the Subsidiary is not in default on the payment of interest, the Company will forgive a portion of the receivable, in amounts as defined, through May 1, 1998. An amount of $40,000 was forgiven in each of 1997, 1996 and 1995. The total amount forgiven will be $280,000. The remaining receivable of approximately $400,000 is payable in ten equal quarterly installments commencing in August 1998. Amounts outstanding after May 1, 1998 will bear interest at the prime rate. Payments are being received on a current basis.

       At November 30, 1997, the aggregate principal balance of $715,000 due on the above notes has been reduced for imputed interest of approximately $40,000 and an allowance of approximately $160,000 for uncollectibility.

10.     Loss on Sale of Handbag Division

       On March 20, 1995, the Company sold its handbag division to Bueno of California, Inc. ("Bueno"), a subsidiary of Yashiro. The Company and Bueno entered into an Asset Purchase Agreement pursuant to which the Company sold to Bueno all of the inventory relating to the Company's handbag division, and certain equipment relating to the Company's handbag division for $1,785,666, of which $86,168 was paid in cash and $1,699,448 was applied by the Company to the repayment of indebtedness of the Company to Yashiro. This sale resulted in a loss to the Company of $425,163. Net sales of the Company's handbag division for the year ended November 30, 1995 was $1,423,000, and related gross profit was $81,000.

       In connection therewith, the Company had entered into six year non-competition agreements covering North America with Yashiro, another affiliate of Yashiro, Mr. Yutaka Yamaguchi and Mr. Takeshi Yamaguchi, former stockholders and/or officers of the Company. Aggregate consideration to these parties was $240,000 payable in three annual installments of $80,000 including interest at 10% which commenced March 31, 1996. The present value of the restrictive covenant ($198,350) was being amortized over the life of the agreement. During 1996, the Company paid its non-competition agreement liability in full, the non-competition agreement was terminated, and the Company wrote off the remaining balance of the restrictive covenant asset.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


10)    Loss on Sale of Handbag Division (Continued)

       In addition, the Company had agreed to pay severance pay to Mr. Takeshi Yamaguchi in the amount of $200,000, payable in two annual installments of $100,000 plus interest at 10% per annum which commenced March 31, 1996. This amount had been charged to operations in 1995. During 1996, the Company paid its severance agreement liability in full.

11.    Stockholders' Equity

       The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," (SFAS No. 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plans as required by APB Opinion No. 25.

       On August 17, 1995, the stockholders of the Company (i) approved an increase in the number of authorized shares of common stock from 3,000,000 shares to 10,000,000 shares; (ii) authorized the Company to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the board of directors; and
       (iii) approved the 1995 Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights exercisable in conjunction with stock options to purchase a specified number of shares of common stock. During fiscal 1997, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 1,200,000 shares.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


11.    Stockholders' Equity (Continued)

                                                                                                        Weighted-
                                                                                                         Average
                                                         Number            Exercise Price                Exercise
                                                        of Shares            Per Share                     Price
                                                        ---------            ---------                     -----
       Outstanding, December 1, 1994                         -                   -                             -

       Granted during year ended
           November 30, 1995                              146,000            $1.00                          $1.00
                                                          -------

       Outstanding, November 30, 1995                     146,000            $1.00                          $1.00

       Granted during year ended
           November 30, 1996                              437,000            $1.25 - $1.6875                $1.34

       Exercised during year ended
           November 30, 1996                             (200,000)           $1.25                          $1.25
                                                         --------

       Outstanding November 30, 1996                      383,000            $1.00 - $1.6875                $1.26

       Granted during year ended
           November 30, 1997                              160,000            $1.94 - $2.13                  $2.04

       Exercised/canceled during year
           ended November 30, 1997                       (148,000)           $1.00 - $1.6875                $1.09
                                                         --------

       Outstanding November 30, 1997                      395,000            $1.00 - $2.13                  $1.64
                                                          =======

       Options exercisable, November
         30, 1995                                          40,000            $1.00                          $1.00
                                                         ========

       Options exercisable, November
         30, 1996                                         183,500            $1.00 - $1.6875                $1.12
                                                         ========

       Options exercisable, November
         30, 1997                                         140,000            $1.00 - $1.44                  $1.33
                                                         ========

                                      F-28

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


11.    Stockholders' Equity (Continued)

       The following table summarizes information about the options outstanding at November 30, 1997:


                                           Options Outstanding                     Options Exercisable
                                           -------------------                     -------------------
                                                 Weighted-
                                                  Average        Weighted-                       Weighted-
           Range of                              Remaining        Average                         Average
          Exercise              Number          Contractual       Exercise        Number          Exercise
           Prices             Outstanding      Life (Years)         Price      Outstanding          Price
       $1.00 - $1.44            235,000           3.58             $1.36          140,000           $1.33
       $1.94 - $2.14            160,000           4.24             $2.04                -               -

       For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in fiscal 1997 and 1996, respectively: annual dividends of $0.00 for both years, expected volatility of 93% for 1996 and 88% for 1997, risk-free interest rate of 6.54% and 6.03%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 1997 and 1996 was $.91 and $.66, respectively.

       Under the above model, the total value of stock options granted in 1997 and 1996 was $146,041 and $101,740, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from five to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) would have been ($2,906,052) in 1997 and $620,904 in 1996, the Company's pro forma earnings (loss) per share would be ($.90) for 1997 and would not change for 1996. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


11.    Stockholders' Equity (Continued)

       In April, 1997, the Company raised $609,000, net of placement agent fees, through the private placement issuance of 400,000 units at $1.75 per unit, consisting of one share of common stock, one common stock Class A warrant exercisable at $2.06 per share for one year, and one common stock Class B warrant exercisable at $2.56 per share for one year. Additionally, 120,000 Class A warrants were granted to the placement agent and a consulting firm in connection with the transaction. As of November 30, 1997, 700,000 warrants had been exercised and 110,000 Class A and 110,000 Class B warrants were outstanding.

       On October 24, 1996, the shareholders of the Company adopted the Sirco International Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. Approximately five employees of the Company and its subsidiaries are currently eligible to participate in the Restricted Stock Award Plan. No shares were awarded during 1997 and 1996.

12.    Canadian Operations

       During fiscal 1996, the Company received notification from Airway Industries Inc. ("Airway") that the licensing agreement with the Company's Canadian subsidiary, Sirco International (Canada) Limited ("Sirco Canada"), would cease on December 31, 1996. On November 22, 1996, Sirco Canada leased substantially all of its facility to Airway for a two-year period commencing on January 1, 1997 for a rental of $65,000 per annum. On December 31, 1996, Sirco Canada sold its then remaining inventory, supplies, furniture and fixtures to Airway, and substantially all of Sirco Canada's employees terminated their employment with Sirco Canada and were then hired by Airway. Sirco Canada did not incur any significant gain or loss on the sale of such assets to Airway.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


12.    Canadian Operations (Continued)

       As the sales from the licensed products accounted for substantially all of Sirco Canada's sales, its future viability will depend on its ability to successfully introduce new products into the Canadian marketplace. Management believes that the Canadian operations will continue to be adversely affected through the next fiscal year.

       See Note 7 to the consolidated financial statements for information with respect to Sirco Canada's operations.

13.    Fourth Quarter Adjustment

       During the fourth quarter of the year ended November 30, 1997, the Company recorded an adjustment of approximately $615,000 to write down certain inventory.

14.    Investment in Affiliate

       On October 22, 1997, the Company acquired 3,000,000 common shares of CLEC Holding Corp. ("CLEC"), in exchange for 375,000 shares of the Company's common stock, subject to certain price protection adjustments which required the Company to issue an additional 50,000 shares of common stock. The Company's investment in CLEC represents approximately 28% of CLEC's total shares outstanding and is carried on the equity method of accounting. At November 30, 1997, the cost of the investment in CLEC of $1,500,000 had been reduced by $420,000, attributable to 28% of the cost of the 425,000 shares of the Company's common stock held by CLEC, with a corresponding charge to treasury stock. Substantially all of the investment represented goodwill of $1,080,000 which will be amortized over 15 years. CLEC issues its financial statements based on a fiscal year ending October 31. Accordingly, the Company has not recorded any equity in the operations of CLEC for the Company's year ended November 30, 1997.

       CLEC was formed in 1991 and was inactive until September 1997, when CLEC acquired 95% of the capital stock of The Other Phone Company, Inc. ("OPC"), an integrated telecommunications provider based in Florida. OPC is a reseller of Bell South services that currently provides local service exclusively in the State of Florida.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

14.    Investment in Affiliate (Continued)

       The results of operations for the period September 9, 1997 through October 31, 1997 and financial position of CLEC as of October 31, 1997 are summarized below:

                                Condensed Income Statement Information
       Revenue                                                                             $479,516
       Cost of service                                                                      347,683
       Gross profit                                                                         131,833
       Net loss                                                                            (101,276)



                                Condensed Balance Sheet Information
       Current assets, including investment
         in Sirco International Corp. common
         shares carried at $1,500,000*                                                   $2,177,239

       Non-current assets                                                                   117,884

       Goodwill                                                                           1,953,623

       Current liabilities                                                                1,571,696

       Non-current liabilities                                                              410,229

       Minority interest                                                                    113,446

       Net worth                                                                          2,153,375


       * These shares were sold in January and February 1998 for $687,500.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995


14.    Investment in Affiliate (Continued)

       In September, 1997, the Company's Chief Executive Officer loaned CLEC $150,000. On November 10, 1997, the loan, plus accrued interest of $3,000, was converted into 306,000 shares of CLEC common stock (approximately 3% of CLEC's outstanding shares).

       In addition, CLEC granted options to purchase common shares of CLEC to the Chief Executive Officer of the Company (150,000 shares at $1.20 per share) and to another officer of the Company who serves on the Board of Directors of CLEC (100,000 shares at $1.00 per share).

15.    Subsequent Event

       On February 27, 1998, the Company acquired all of the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company stock at $2.75 per share. The warrants vest at the rate of 75,000 immediately; if certain performance conditions are met, the remaining warrants vest and up to 600,000 additional shares may be issued. Essex is a start-up telecommunications provider that has filed in New York, New Jersey and Connecticut to become a reseller of local phone services. This acquisition will be accounted for as a purchase.


                                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                                   SCHEDULE II

                                        VALUATION AND QUALIFYING ACCOUNTS

                                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995




                Column A                           Column B          Column C         Column D         Column E
------------------------------------------         --------          --------         --------         --------
                                                                     Additions
                                                   Balance at        Charged to       Accounts        Balance at
                                                   Beginning         Costs and         Written          End of
             Description                           of Period          Expenses*         Off             Period
             -----------                           ---------          ---------         ---             ------
Year ended November 30, 1997:
    Allowance for doubtful accounts               $   276,000        $   278,000      $354,000       $   200,000
    Valuation allowance for deferred
       tax asset                                   $1,970,000         $1,070,000       -              $3,040,000

Year ended November 30, 1996:
    Allowance for doubtful accounts               $   286,000        $    32,000      $  42,000      $   276,000
    Valuation allowance for deferred
       tax asset                                   $2,240,000        ($  270,000)       -             $1,970,000

Year ended November 30, 1995:
    Allowance for doubtful accounts               $   322,000         $  128,000       $164,000      $   286,000
    Valuation allowance for deferred
       tax asset                                   $2,840,000        ($  600,000)      -              $2,240,000



    *  Net of recoveries