Form 10-Q
period 1998-02-28
SIRCO INTERNATIONAL CORP
filed 1998-04-14
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1998.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 4,950,400 shares of Common Stock, par value $.10 per share, as of April 1, 1998.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets

                                                                   Feb. 28, 1998    Nov. 30, 1997
Assets                                                              (Unaudited)        (See note)
                                                                   ------------      ------------
Current assets:
    Cash and cash equivalents ................................     $    216,141      $    114,190
    Accounts receivable ......................................        2,306,063         3,166,804
    Inventories ..............................................        6,145,701         7,707,631
    Prepaid expenses .........................................          242,860           253,225
    Other current assets .....................................           42,021            44,231
    Recoverable income taxes .................................          119,683           125,517
                                                                   ------------      ------------
Total current assets .........................................        9,072,469        11,411,598

Property and equipment at cost ...............................        1,762,729         1,762,533
Less accumulated depreciation ................................          957,590           935,220
                                                                   ------------      ------------
Net property and equipment ...................................          805,139           827,313
                                                                   ------------      ------------

Other assets .................................................          187,795           207,940
Investment in and advances to subsidiary .....................          514,289           514,797
Investment in affiliate ......................................        1,520,665         1,080,000
Goodwill .....................................................          500,000
                                                                   ------------      ------------
Total assets .................................................     $ 12,600,357      $ 14,041,648
                                                                   ============      ============

Liabilities and stockholders' equity Current liabilities:
    Loans payable to financial institutions ..................     $  4,775,089
    Current maturities of long-term debt .....................            7,246      $  1,522,060
    Due to related parties ...................................        1,038,119           974,046
    Accounts payable .........................................        1,683,171         2,489,259
    Accrued expenses .........................................        1,189,271         1,318,863
                                                                   ------------      ------------
Total current liabilities ....................................        8,692,896         6,304,228
                                                                   ------------      ------------

Long-term debt, less current maturities ......................          321,023         4,521,795
                                                                   ------------      ------------

                            Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets
                                           (continued)

                                                                   Feb. 28, 1998    Nov. 30, 1997
                                                                    (Unaudited)        (See note)
                                                                   ------------      ------------
Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 share authorized,
    4,600,400 issued (1998), 4,300,400 issued (1997) .........          460,040           430,040
    Preferred stock, $.10 par value;  1,000,000 authorized,
    none issued
    Capital in excess of par value ...........................        8,343,368         7,753,368
    Retained earnings (deficit) ..............................       (4,561,185)       (3,887,532)
    Treasury stock at cost ...................................          (27,500)          (27,500)
Treasury stock held by equity investee .......................                           (420,000)
    Accumulated foreign translation adjustment ...............         (628,285)         (632,751)
                                                                   ------------      ------------
Total stockholders' equity ...................................        3,586,438         3,215,625
                                                                   ------------      ------------
Total liabilities and stockholders' equity ...................     $ 12,600,357      $ 14,041,648
                                                                   ============      ============

See notes to the condensed consolidated financial statements.

Note:The balance sheet at November 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                 Feb. 28, 1998     Feb. 28, 1997
                                                  -----------       -----------
Net sales ..................................      $ 3,832,171       $ 3,066,144
Cost of goods sold .........................        2,980,710         2,372,389
                                                  -----------       -----------

Gross profit ...............................          851,461           693,755

Selling, warehouse, and general and
    administrative expenses ................        1,319,256         1,100,205
                                                  -----------       -----------

Loss from operations .......................         (467,795)         (406,450)
                                                  -----------       -----------

Other (income) expense:
Interest expense ...........................          148,781           124,479
Interest income ............................           (2,123)           (9,186)
Miscellaneous income, net ..................          (40,135)          (94,661)
Equity in loss of investee .................           99,335              --
                                                  -----------       -----------

                                                      205,858            20,632
                                                  -----------       -----------

Net loss ...................................      ($  673,653)      ($  427,082)
                                                  ===========       ===========


Basic loss per share .......................      ($     0.16)      ($     0.16)
                                                  ===========       ===========

Diluted loss per share .....................      ($     0.16)      ($     0.16)
                                                  ===========       ===========

Shares used in computing loss per share:

    Basic and diluted ......................        4,312,622         2,628,466
                                                  ===========       ===========

See notes to the condensed consolidated financial statements.

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                 For the Three Months Ended
                                                                Feb. 28, 1998   Feb. 28, 1997
                                                                -----------      -----------
Cash flows from operating activities:
Net loss ..................................................     ($  673,653)     ($  427,082)
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation and amortization ........................          22,371           24,815
     Provision for losses in accounts receivable ..........                            1,805
     Loss in sale of property and equipment ...............                            7,104
     Loss in  equity  of  investee ........................          99,335
Changes  in  operating  assets  and liabilities:
      Accounts receivable .................................         866,137         (118,198)
      Inventories .........................................       1,582,416         (154,197)
      Prepaid expenses ....................................          21,673         (193,072)
      Other current assets ................................           2,210           69,062
      Other assets ........................................          20,145          (63,073)
      Accounts payable and accrued expenses ...............        (873,296)      (1,662,933)
                                                                -----------      -----------

Net cash provided by (used in) operating activities: ......       1,067,338       (2,515,769)
                                                                -----------      -----------
Cash flows from investing activities:
Purchase of property and equipment ........................                          (20,013)
Proceeds from sale of property and equipment ..............                            3,655
Proceeds from agreement to sell subsidiary ................             508            7,556
                                                                -----------      -----------
Net cash provided by (used in) investing activities .......             508           (8,802)
                                                                -----------      -----------
Cash flows from financing activities:
Increase (decrease) in loans payable to
    financial institutions and short-term
    and long-term payable to related  party ...............        (954,637)       2,752,818
    Proceeds from exercise of stock options ...............                           16,000
                                                                -----------      -----------
Net cash (used in) provided by financing activities .......        (954,637)       2,768,818
                                                                -----------      -----------

Effect of exchange rate changes on cash ...................         (11,258)          (4,042)
                                                                -----------      -----------

Increase in cash and cash equivalents .....................         101,951          240,205
Cash and cash equivalents at beginning of period ..........         114,190          390,043
                                                                -----------      -----------

Cash and cash equivalents at the end of period ............     $   216,141      $   630,248
                                                                ===========      ===========
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
    Interest ..............................................     $   144,007      $   127,938
    Income taxes ..........................................     $                $   300,015

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.


Note 2-Financing Arrangements

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 31, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of February 28, 1998, the Company owed Coast $4,775,089 and had no outstanding letters of credit. At February 28, 1998, the prime rate was 8.50%.

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. The mortgage is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $325,000 in the year 2000. At February 28, 1998, the mortgage was approximately $328,000.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 3. Investment in subsidiary

On February 27, 1998, the Company acquired all of the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares vested immediately and warrants to purchase 150,000 shares vest if certain performance conditions are met. The purchase agreement also provides for the issuance of up to 600,000 additional shares of the Company's common stock if certain other performance conditions are met. Essex is a start-up telecommunications provider that is qualified in New York and New Jersey to resell local telephone services. This acquisition is accounted for as a purchase.

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

Three Months Ended February 28, 1998 vs. February 28, 1997

Net sales for the three months ended February 28, 1998 increased by approximately $766,000 to approximately $3,832,000 as compared to approximately $3,066,000 reported in the prior fiscal period. Net sales for the Company's United States operations increased by approximately $1,156,000. This increase in net sales was attributable to (1) increases in sales of licensed product, especially Dunlop and Perry Ellis, (2) sales of certain discontinued and slow-moving licensed product and product lines and (3) sales of products to American Airlines employees by the Company's recently formed subsidiary, which was not in operation in the prior fiscal period. This increase in net sales was partially offset by a decrease in net sales of the Company's unlicensed products. Net sales for the Company's Canadian operation decreased by approximately $390,000. This decrease is primarily attributable to the loss by Sirco Canada , in fiscal 1997, of the license from Airway Industries Inc. ("Airway") to sell Atlantic luggage (see below). The sale of Airway products accounted for approximately $472,000 in net sales for the first three months of fiscal 1997 prior to the December 31, 1996 termination date. This decrease in net sales was partially offset by increases in net sales in Canada for the Perry Ellis and Hedgren lines.

The Company's gross profit for the three months ended February 28, 1998 increased by approximately $157,000 to approximately $851,000 from approximately $694,000 reported in the prior fiscal period, and the gross profit percentage decreased to 22.2% from 22.6% reported in the prior fiscal period. The decrease in gross profit percentage was primarily attributable to the sale of certain discontinued and slow-moving licensed products and product lines at margins below what the Company normally sells similar product.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. Sirco Canada sold approximately $472,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. The loss of the Airway license had an adverse effect on the Company's results of operations for the fiscal quarter ended February 28, 1998 and will have an adverse effect on the Company's results of operations for the remainder of fiscal year ended November 30, 1998. However, the Company expects to recoup a portion of Airway sales from sales in Canada of its other licensed products.

Selling, warehouse, and general and administrative expenses increased for the three months ended February 28, 1998 by approximately $219,000 to approximately $1,319,000 from approximately $1,100,000 reported in prior fiscal period. A major portion of this increase was attributable to employee costs and rental expense associated with the Company's recently-formed subsidiary that sells to American Airlines employees.

Interest expense for the three months ended February 28, 1998 increased by approximately $24,000 from the amount reported in the three months ended February 28, 1997 due to higher average borrowings.

Miscellaneous income for the three months ended February 28, 1998 decreased by approximately $55,000 over the amounts reported in the prior fiscal period. The decline of approximately $63,000 in the Company's commission income generated from sales arranged by the Company between the Company's suppliers and certain customers was offset by an increase in rental income of approximately $8,000 reported by the Company's Canadian subsidiary.

At February 28, 1998, the Company was the largest shareholder of CLEC Holding Corp. ("CHC"), owning approximately 28% of CHC's capital stock. As the investment is accounted for under the equity method of accounting, the Company has reported its proportionate share of CHC's net loss of approximately $99,000 in the Company's results of operations for the three months ended February 28, 1998.

Liquidity and Capital Resources

At February 28, 1998, the Company had cash and cash equivalents of approximately $216,000, and working capital of approximately $379,000.

Net cash provided by (used in) operating activities aggregated approximately $1,067,000 and ($2,516,000) in fiscal quarters ended February 28, 1998 and February 28, 1997, respectively.

Net cash provided by (used in) investing activities aggregated approximately $500 and ($9,000) in fiscal quarters ended February 28, 1998 and February 28, 1998, respectively. The principal source of cash from investing activities in fiscal 1998 was the proceeds from the 1992 sale of a subsidiary. The principal source of cash provided from investing activities for the quarter ended February 28, 1997 was the proceeds of the sale of equipment and the proceeds of a note receivable from the 1992 sale of a subsidiary, offset by the use of net cash for the purchase of equipment.

Net cash (used in) provided by financing activities aggregated approximately ($955,000) and $2,769,000 in fiscal quarters ended February 28, 1998 and February 28, 1997, respectively. In the first fiscal quarter of 1998, net cash used in financing activities resulted from the decrease in short-term debt. In the first fiscal quarter of 1997, approximately $2,754,000 of net cash was provided by short-term debt and $16,000 was provided from the proceeds of the exercise of stock options.

On December 17, 1996, the Company's entered into an financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of February 28, 1998, the Company was indebted to Coast in the amount of $4,775,089 and had no outstanding letters of credit. This loan matures on December 31, 1998 and therefore the entire indebtedness is classified as a current liability, whereas a significant portion of the indebtedness was considered a long-term liability at the Company's most recent fiscal year-end of November 30, 1997. The reclassification in debt from long-term to current has a significant impact on the Company's working capital position. However, management believes it can successfully refinance this working capital line in a manner that will not be disruptive to operations.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At February 28, 1998, the mortgage was approximately $328,000. The Company is currently using the Coast line of credit to provide letter of credit financing that was formerly provided by National Bank of Canada.

For  the  quarter  ended   February  28,  1998,   the  Company  had  no  capital
expenditures. The Company does not plan to make significant capital expenditures in fiscal 1998.

As of April 1, 1998, the Company owned approximately 3,200,000 shares, or approximately 28% of CHC, a Florida based competitive local exchange carrier. Although CHC has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. The investment in CHC is recorded on the Company's books by the equity method.

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

                           SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 2.           Changes in Securities

                  On January 23, 1998 the Company acquired, in a transaction with a private individual, 200,000 shares of common stock, par value $.001 per share, of CHC, in consideration of the issuance by the Company of 50,000 shares of Common Stock of the Company. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.




Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.
                         None

27--              Financial Data Schedule.

                  (b) Reports on Form 8-K None.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                Sirco International Corp.


April 10, 1998                                  By: /s/Joel Dupre
--------------                                      -------------
Date                                                Joel Dupre
                                                    Chairman of the Board and
                                                    Chief Executive Officer





April 10, 1998                                  By: /s/Paul Riss
--------------                                      ------------
Date                                                Paul Riss
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

             No.                   Description
             ---                   -----------

             27                Financial Data Schedule.