Form 10-K/A
period 1997-11-30
SIRCO INTERNATIONAL CORP
filed 1998-05-07
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


|X|      ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended:  November 30, 1997


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                                 to

                           Commission File No. 0-4465

                            SIRCO INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          New York                                        13-2511270
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                          identification no.)


24  Richmond Hill Avenue, Stamford, Connecticut                 06901
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:   (203) 359-4100

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X } No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of February 17, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,270,400.

         As of February 17, 1998, there were 4,300,400 shares outstanding of the Registrant's Common Stock.

                            SIRCO INTERNATIONAL CORP.

                                 AMENDMENT NO. 1
                        TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

         Sirco International Corp. (the "Registrant" or the "Company") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended November 30, 1997, as set forth below:

         1. Item 14 is hereby amended by deleting Exhibit 23.3 thereby revising the list of Financial Statements, Financial Statement Schedules and Exhibits to read as follows:

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

                 (4)      (a)     Form of Class A Warrant Agreement dated  April
                                  17, 1997.

                          (b) Form of Class B Warrant Agreement dated April 17, 1997.

                (10)      (a)     Stock  Purchase  Agreement  dated February 27,
                                  1998 between the Company and the shareholders of Essex Communications, Inc.

                          (b) Lease Agreement dated February 14, 1990 between Oro-May-Broward Investment Company and the Company for property in La Mirada, California, incorporated by reference to
                                  Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended November 30, 1989, as amended.

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

                           (22) Subsidiaries of the Company: The significant subsidiaries of the Company, all of which are wholly-owned by the Company and included in its consolidated financial statements, are as follows:

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

                           (27)    Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the fourth quarter of fiscal 1997, the Company filed a Current Report on Form 8-K dated October 22, 1997, reporting the Company's investment in CLEC Holding Corp.



         2. The Exhibits listed in Item 14 are hereby amended by deleting the Report of Independent Auditors, Nussbaum Yates & Wolpow, P.C., found on page F-2 of the Exhibits and replacing it with the following:

                         Report of Independent Auditors

         To the Board of Directors and Shareholders
         Sirco International Corp.

         We have audited the accompanying consolidated balance sheets of Sirco International Corp. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of CLEC Holding Corp. and subsidiaries, an entity in which the Company had a 28% equity interest as of November 30, 1997, accounted for under the equity method. In the aggregate, such statements reflect total assets constituting 8% of the related consolidated assets as of November 30, 1997. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CLEC Holding Corp. and subsidiaries for the period specified above, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

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

         We have also audited Schedule II for the years ended November 30, 1997, 1996 and 1995. In our opinion, based on our audits, these schedules present fairly, in all material respects, the information required to be set forth therein.

         We had previously issued our report on the consolidated financial statements and related schedules referred to above for the years ended November 30, 1997, 1996 and 1995. That report indicated that the financial statements of Sirco International (Canada) Limited, a wholly owned subsidiary of Sirco International Corp. for the years ended November 30, 1996 and 1995 were audited by other auditors and that our report was based, in part upon the report of the other auditors. Our report herein differs from the previously issued report in that, based upon additional procedures performed with respect to Sirco International (Canada) Limited for all periods presented, our report is based on our audits.

                                                /S/NUSSBAUM YATES & WOLPOW, P.C.
                                                --------------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.


         Melville, New York
         February 4, 1998
         (except for the last paragraph above, as to which the date is April 23, 1998, and for Note 15, as to which the date is February 27, 1998)

         3. The Exhibits listed in Item 14 are hereby further amended by deleting Exhibits 23.1 and 23.2 and replacing them with the following:


                                                                    Exhibit 23.1

                         Consent of Independent Auditors

         We have issued our report dated February 4, 1998 (except for the last paragraph of such report, as to which the date is April 23, 1998 and for Note 15, as to which the date is February 27, 1998), accompanying the consolidated financial statements and schedules included in the Annual Report of Sirco International Corp. and subsidiaries on Form 10-K/A for the year ended November 30, 1997. We hereby consent to the incorporation by reference of said report in Registration Statement No. 333-637 of Sirco International Corp. on Form S-8 and in Registration Statement No. 333-25971 and No. 333-27911 of Sirco International Corp. on Form S-3.

                                                /S/NUSSBAUM YATES & WOLPOW, P.C.
                                                --------------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.

         Melville, New York
         May 5, 1998

                                                                    Exhibit 23.2

                         Consent of Independent Auditors

         We have issued our report dated February 18, 1998, accompanying the consolidated financial statements and schedules included in the Annual Report of Sirco International Corp. and subsidiaries on Form 10 K/A for the year ended November 30, 1997. We hereby consent to the incorporation by reference of said report in Registration Statement No. 333-637 of Sirco International Corp. on Form S-8 and in Registration Statement No. 333-25971 and No. 333-27911 of Sirco International Corp. on Form S-3.


                                            /S/BLACKMAN KALLICK BARTELSTEIN, LLP
                                            ------------------------------------
                                               BLACKMAN KALLICK BARTELSTEIN, LLP


         Chicago, Illinois
         May 5, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 1998.

                                           SIRCO INTERNATIONAL CORP.




                                       By: /s/Joel Dupre
                                           -------------
                                           Joel Dupre, Chairman of the Board and
                                           Chief Executive Officer




                                       By: /s/Paul H. Riss
                                           ---------------
                                           Paul H. Riss, Chief Financial Officer
                                           and Treasurer