Form 10-Q
period 1998-05-31
SIRCO INTERNATIONAL CORP
filed 1998-07-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1998.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to              .


                          Commission file number 0-4465

                            Sirco International Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           New York                                          13-2511270
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                            (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)


 24 Richmond Hill Avenue, Stamford Connecticut                      06901
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                      (Zip Code)
--------------------------------------------------------------------------------


Registrant's Telephone Number, Including Area Code            203-359-4100


(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,485,400 shares of Common Stock, par value $.10 per share, as of July 1, 1998.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets

                                                                    May 31, 1998      Nov. 30, 1997
                                                                    (Unaudited)        (See note)
                                                                   ------------      ------------
Assets
Current assets:
    Cash and cash equivalents                                      $  1,168,032      $    114,190
    Accounts receivable                                               2,117,497         3,166,804
    Inventories                                                       5,088,855         7,707,631
    Prepaid expenses                                                    235,838           253,225
    Other current assets                                                106,195            44,231
    Recoverable income taxes                                             88,032           125,517
                                                                   ------------      ------------
Total current assets                                                  8,804,449        11,411,598
                                                                   ------------      ------------
Property and equipment at cost                                        1,779,045         1,762,533
Less accumulated depreciation                                           976,086           935,220
                                                                   ------------      ------------
Net property and equipment                                              802,959           827,313
                                                                   ------------      ------------
Other assets                                                            169,544           207,940
Investment in and advances to subsidiary                                495,261           514,797
Investment in Access One Communications, Inc.                         1,957,428         1,080,000
Goodwill                                                                646,042
                                                                   ------------      ------------

Total assets                                                       $ 12,875,683      $ 14,041,648
                                                                   ============      ============

                            Sirco International Corp. and Subsidiaries
                               Condensed Consolidated Balance Sheets
                                           (continued)

                                                                    May 31, 1998      Nov. 30, 1997
                                                                    (Unaudited)        (See note)
                                                                   ------------      ------------
Liabilities and stockholders' equity Current liabilities:
    Current maturities of long-term debt                           $  3,734,423      $  1,522,060
    Due to related parties                                              793,215           974,046
    Accounts payable                                                    992,621         2,489,259
    Accrued expenses and other current liabilities                    1,803,684         1,318,863
                                                                   ------------      ------------

Total current liabilities                                             7,323,943         6,304,228
                                                                   ------------      ------------
Long-term debt, less current maturities                                 311,668         4,521,795
                                                                   ------------      ------------

Stockholders' equity:
    Common stock, $.10 par value; 10,000,000 share authorized,
    5,478,400 issued (1998), 4,300,400 issued (1997)                    547,840           430,040
    Preferred stock, $.10 par value; 1,000,000 authorized
    none issued
    Capital in excess of par value                                   11,044,828         7,753,368
    Retained earnings (deficit)                                      (5,386,476)       (3,887,532)
    Treasury stock at cost                                              (27,500)          (27,500)
      Treasury stock held by equity investee                           (292,500)         (420,000)
     Accumulated foreign translation adjustment                        (646,120)         (632,751)
                                                                   ------------      ------------
Total stockholders' equity                                            5,240,072         3,215,625
                                                                   ------------      ------------
Total liabilities and stockholders' equity                         $ 12,875,683      $ 14,041,648
                                                                   ============      ============

See notes to the condensed consolidated financial statements.

 Note: The balance sheet at November 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                                 Sirco International Corp. and Subsidiaries
                              Condensed Consolidated Statements of Operations
                                                (Unaudited)


                                              For The Six Months Ended        For The Three Months Ended
                                            May 31, 1998    May 31, 1997     May 31, 1998     May 31, 1997
                                            ------------    ------------     ------------     ------------
Net Sales                                   $ 9,029,994      $ 6,175,826      $ 5,197,823      $ 3,109,682
Cost of goods sold                            7,159,234        4,942,664        4,178,524        2,570,275
                                            -----------      -----------      -----------      -----------
Gross profit                                  1,870,760        1,233,162        1,019,299          539,407


Selling, warehouse, general and
     administrative expenses                  2,891,282        2,230,369        1,572,026        1,130,164
                                            -----------      -----------      -----------      -----------
Loss from operations                         (1,020,522)        (997,207)        (552,727)        (590,757)


Other (income) expense:
Interest expense                                297,252          237,476          148,471          112,997

Interest income                                 (31,276)         (31,746)         (29,153)         (22,560)

Miscellaneous income, net                       (57,626)        (174,319)         (17,491)         (79,658)

Equity in loss of investee                      270,072                           170,737
                                            -----------      -----------      -----------      -----------
                                                478,422           31,411          272,564           10,779

Net loss                                    $(1,498,944)     $(1,028,618)     $  (825,291)     $  (601,536)
                                            ===========      ===========      ===========      ===========

Basic loss per share                        $     (0.32)     $     (0.36)     $     (0.17)     $     (0.19)
                                            ===========      ===========      ===========      ===========

Diluted loss per share                      $     (0.32)     $     (0.36)     $     (0.17)     $     (0.19)
                                            ===========      ===========      ===========      ===========

Shares used in computing loss per share

Basic and diluted                             4,633,208        2,832,603        4,946,824        3,099,687
                                            ===========      ===========      ===========      ===========

See notes to the condensed consolidated financial statements

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                May 31, 1998     May 31, 1997
                                                                ------------     ------------
Cash flows from operating activities:
Net loss                                                        ($1,498,944)     ($1,028,618)
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                                   49,969           49,616
     Provision for losses in accounts receivable                      5,590           50,146
     Loss in sale of property and equipment                                            7,104
     Loss in equity  of  investee                                   270,072
Changes  in  operating  assets  and liabilities:
      Accounts receivable                                         1,045,298          171,777
      Inventories                                                 2,627,868       (1,671,500)
      Prepaid expenses                                               57,896         (240,579)
      Other current assets                                          (61,964)          47,117
      Other assets                                                   38,396         (106,975)
      Accounts payable and accrued expenses                        (722,540)        (719,431)
                                                                -----------      -----------
Net cash provided by (used in) operating activities:              1,811,641       (3,441,343)
                                                                -----------      -----------
Cash flows from investing activities:
Purchase of property and equipment                                  (32,176)         (27,881)
Proceeds from sale of property and equipment                                           3,655
Cash inflow from agreement to sell subsidiary                        19,536           23,050
                                                                -----------      -----------
Net cash used in investing activities                               (12,640)          (1,176)
                                                                -----------      -----------
Cash flows from financing activities:
(Decrease) increase in loans payable to
    financial institutions and short-term
    loans payable-other                                          (1,342,722)       2,567,608
Proceeds from exercise of stock options                               6,000          190,567
Proceeds from exercise of warrants                                  488,250
Proceeds from private placement of common stock                      75,000          609,000
                                                                -----------      -----------
Net cash (used in) provided by financing activities                (773,472)       3,367,175
                                                                -----------      -----------

Effect of exchange rate changes on cash                              28,313          (39,250)
                                                                -----------      -----------
Increase (decrease) in cash and cash equivalents                  1,053,842         (114,594)
Cash and cash equivalents at beginning of period                    114,190          390,043
                                                                -----------      -----------

Cash and cash equivalents at the end of period                  $ 1,168,032      $   275,449
                                                                ===========      ===========
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
    Interest                                                    $   284,754      $   232,583
    Income taxes                                                $                $   300,015

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended November 30, 1997.


Note 2-Financing Arrangements

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 31, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of May 31, 1998, the Company owed Coast approximately $3,727,000 and had no outstanding letters of credit. At May 31, 1998, the prime rate was 8.50%.

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. The mortgage loan is payable in monthly installments of approximately $3,300, including interest at 10.25%, with a balloon payment of approximately $308,000 in the year 2000. At May 31, 1998, the principal amount of the mortgage loan was approximately $319,000.

Note 3-Investment in Subsidiary

On February 27, 1998, the Company acquired all the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares had vested at May 31, 1998 and warrants to purchase 150,000 shares will vest if certain performance conditions are met. The purchase agreement also provides for the issuance of up to 600,000 additional shares of the Company's common stock if certain performance conditions are met. As of July 1, 1998, 50,000 of such shares had been issued. Essex is a start-up telecommunications provider that is certified to resell local telephone services in the states of New Jersey and New York. Essex is currently seeking certification to resell local telephone services in the states of Connecticut, Massachusetts and Virginia. The acquisition has been accounted for as a purchase.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ materially from results discussed in forward-looking statements. Factors that might cause such a difference include, among others, general economic conditions; industry trends; the loss of major customers; dependence on foreign sources of supply; the loss of licenses; availability of management; availability, terms and deployment of capital; the seasonal nature of the Company's business; and changes in state and federal regulations of the telecommunications industry.

Three  and Six Months Ended May 31, 1998 vs. May 31, 1997
---------------------------------------------------------

Net  sales  for the  three  and six  months  ended  May 31,  1998  increased  by approximately $2,088,000 and $2,854,000, respectively, to approximately $5,198,000 for the three months ended May 31, 1998 and approximately $9,030,000 for the six months ended May 31, 1998, as compared to approximately $3,110,000 and $6,176,000, respectively, reported for the comparable periods in 1997. Net sales for the Company's United States operations increased by approximately $1,960,000 and $3,117,000, respectively, for the three and six months ended May 31, 1998 over comparable periods in 1997 primarily due to 1) increases in sales of licensed product, especially Dunlop and Perry Ellis, 2) sales of certain discontinued and slow-moving products and 3) sales by the Company's recently-formed subsidiary, Airline Ventures, Inc. ("AVI"), which was not in operation in the prior fiscal periods. This increase in net sales was partially offset by a decrease in sales of the Company's unlicensed product. Net sales for the Company's Canadian operations increased by approximately $128,000 and decreased by approximately $263,000, respectively, for the three and six months ended May 31, 1998 over comparable periods in 1997. The increase in net sales for the three months ended May 31, 1998 reflects a steady penetration of the Company's Hedgren and Perry Ellis product lines in the Canadian market, while the decrease in net sales for the six months ended May 31, 1998 reflects the loss, by Sirco Canada in fiscal 1996, of the license from Airway Industries Inc. ("Airway") to sell Atlantic luggage (see below). The sale of Airway product accounted for approximately $472,000 in net sales for the first three months of fiscal 1997 prior to the December 31, 1996 termination date.

The Company's gross profit for the three and six months ended May 31, 1998 increased by approximately $480,000 and $638,000, respectively, to approximately $1,019,000 and $1,871,000, respectively, from approximately $539,000 and $1,233,000, respectively, reported in the prior fiscal periods. The gross profit percentage for the three and six months ended May 31, 1998 increased to approximately 19.6% and 20.7%, respectively, from approximately 17.3% and 20.0%, respectively, reported in the prior fiscal periods. While the margins showed slight improvement for the three and six months ended May 31, 1998, the sales of certain discontinued and slow-moving products at prices below the Company's normal margins for similar items had a negative impact on the gross profit percentage.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. Sirco Canada sold approximately $472,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. The loss of the Airway license had an adverse effect on the Company's results of operations for the three and six months ended May 31, 1998 and will have an adverse effect on Sirco Canada's results of operations for the remainder of the fiscal year ended November 30, 1998.

On February 27, 1998, the Company acquired Essex Communications, Inc., ("Essex"), a start-up telecommunications provider that is certified to resell local telephone services and value-added products in the states of New Jersey and New York. For the three months ended May 31, 1998, Essex had no sales of services or products although it has started billing in June 1998. At July 10, 1998, Essex had customers utilizing approximately 400 telephone lines. Essex is currently seeking certification to resell local telephone service in the states of Connecticut, Massachusetts and Virginia and expects to be certified in each of these states by the end of the Company's current fiscal year.

Selling, warehouse and general and administrative expenses increased for the three and six months ended May 31, 1998 by approximately $442,000 and $661,000, respectively, to approximately $1,572,000 and $2,891,000, respectively, from approximately $1,130,000 and $2,230,000, respectively, reported in the prior fiscal periods. A major portion of the increase is a direct result of expenses incurred by the Company's wholly-owned subsidiaries AVI and Essex, which were not in operation in the prior fiscal periods.

Interest expense for the three and six months ended May 31, 1998 increased by approximately $35,000 and $60,000, respectively, from the amounts reported in the same periods in fiscal 1997 due to higher average borrowings.

Miscellaneous income for the three and six months ended May 31, 1998 decreased by approximately $62,000 and $117,000, respectively, from amounts reported in the same periods in fiscal 1997. The decline of approximately $71,000 and $137,000, respectively, in the Company's commission income generated from sales arranged by the Company between overseas suppliers and certain customers was offset by an increase of approximately $9,000 and $20,000, respectively, in rental income reported by Sirco Canada.

At May 31, 1998, the Company was the largest shareholder of Access One Communications Inc. (formerly CLEC Holding Corp.) ("Access One"), owning approximately 30% of Access One's capital stock. As the Company's investment in Access One is accounted for under the equity method of accounting, the Company is required to include its portion of Access One's net loss in the Company's results of operations. For the three and six months ended May 31, 1998, the Company has recorded a loss of approximately $171,000 and $270,000, respectively, relating to its investment in Access One.

Liquidity and Capital Resources

At May 31, 1998, the Company had cash and cash equivalents of approximately $1,168,000 and working capital of approximately $1,481,000.

Net cash provided by (used in) operating activities aggregated approximately $1,812,000 and ($3,441,000) fiscal periods ended May 31, 1998 and May 31, 1997, respectively.

Net cash used in investing activities aggregated approximately $13,000 and $1,000 in fiscal periods ended May 31, 1998 and May 31, 1997, respectively. The principal uses of cash from investing activities in fiscal 1998 and 1997 was for the purchase of equipment. The principal source of cash provided from investing activities in 1998 and 1997 was the proceeds of a note receivable from a 1992 sale of a subsidiary.

Net cash (used in) provided by financing activities aggregated approximately ($773,000) and $3,367,000 in the fiscal periods ended May 31, 1998 and May 31, 1997, respectively. In the fiscal period ended May 31, 1998, net cash used in financing activities resulted from an increase in short-term debt of approximately $1,343,000, partially offset by approximately $6,000 from the proceeds of stock options, by approximately $488,000 from the proceeds of warrants and by approximately $75,000 from the proceeds of a private placement of common stock. In the fiscal period ended May 31, 1997, approximately $2,568,000 of net cash was provided by short-term debt, approximately $191,000 was provided from the proceeds of stock options and approximately $609,000 was provided from the proceeds of a private placement of common stock..

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of May 31, 1998, the Company was indebted to Coast in the principal amount of approximately $3,727,000 and had no outstanding letters of credit. This loan matures on December 31, 1998 and therefore the entire indebtedness is classified as a current liability, whereas a significant portion of the indebtedness was considered a long-term liability at the Company's most recent fiscal year-end November 30, 1997. The reclassification in debt from long-tern to current has a significant impact on the Company's working capital position. However, management believes it can successfully refinance this working capital line in a manner that will not be disruptive to operations.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At May 31, 1998, the principal amount of the mortgage loan was approximately $319,000. The Company is currently using the Coast line of credit to provide letter of credit financing that was formerly provided by National Bank of Canada.

For the six month period ended May 31, 1998, the Company had approximately $32,000 in capital expenditures. The Company expects to make additional capital expenditures over the next twelve months to purchase equipment for its telecommunications division, but does not anticipate that these expenditures will be significant.

As of May 31,  1998,  the  Company  owned  approximately  30% of Access  One,  a
Florida-based competitive local exchange carrier. Although Access One has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. The investment in Access One is recorded on the Company's books by the equity method of accounting.

Management believes that the Company's present sources of financing, combined with its present working capital and cash flow from operations will be sufficient to meet the cash and capital requirements of the Company's travel division for the next twelve months. However, if the depressed level in sales do not increase or the Company is unable to improve its cash position by raising capital, the Company may experience temporary cash shortages. Such cash shortages may negatively impact the Company's ability to purchase inventory in a timely manner, which could impact the Company's results of operations.

The Company anticipates that it will need to raise up to $1 million to meet the cash requirements for its telecommunications division contemplated by the business plan for that division for the next twelve months. There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division.

Item 4.- Submission of Matters To a Vote of Security Holders

         (a) The 1998 Annual meeting of Shareholders of the Company (the "1998 Annual Meeting") was duly held on June 11, 1998.
         (b) Inapplicable, as (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement relating to the 1998 Annual Meeting (the "Proxy Statement"); and (iii) all of such nominees were duly elected.
         (c) Set forth below is a brief description of each other matter voted upon at the 1998 Annual Meeting and the number of affirmative votes and the number of negative votes cast:

                  (i) The approval and adoption of an amendment to the Company's
                      Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares. The information contained in the Proxy Statement at pages 9 through 10 under the heading
                      "Proposal to Increase Authorized Shares of Common Stock" is incorporated by reference herein.

                                    Votes For.......................  4,144,951
                                    Votes Against ..................     70,900
                                    Votes Abstaining................     29,150
                                    Non-Vote........................    964,899

         (d) Not applicable.

                            SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 2.  Changes in Securities

         On April 23, 1998, the Company sold to Access One Communications, Inc. ("Access One"), 350,000 shares of Common Stock of the Company in consideration of the issuance to the Company by Access One of 300,000 shares of common stock, par value $.001 per share, of Access One, and $150,000 in cash. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On May 8 and 11, 1998, the Company sold an aggregate of 260,000 shares of Common Stock of the Company to five vendors from which the Company buys luggage, sports bags and other travel related products, in consideration of the cancellation of an aggregate of $1,170,000 in vendor invoices. Such transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On February 27, 1998 and April 16, 1998, the Company issued to the then shareholders of Essex Communications, Inc. ("Essex"), an aggregate of 300,000 shares of Common Stock of the Company in conjunction with the purchase of all the outstanding shares of common stock of Essex. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.



Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits.
                         None

   27             Financial Data Schedule.

                  (b)  Reports on Form 8-K

                        During the third quarter of fiscal 1998, the Company filed a Current Report on Form 8-K dated June 18, 1998, reporting the issuance of preferred stock.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               Sirco International Corp.



  July 15, 1998                                By: /s/ Joel  Dupre
  -------------                                    ---------------
  Date                                                 Joel Dupre
                                                       Chairman of the Board and
                                                       Chief Executive Officer





  July 15, 1998                                By: /s/ Paul Riss
  -------------                                    -------------
Date                                                   Paul Riss
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

No.                   Description
---                   -----------

27                Financial Data Schedule.