Form 10-Q
period 1998-08-31
SIRCO INTERNATIONAL CORP
filed 1998-10-16
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1998.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ].

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,343,316 shares of Common Stock, par value $.10 per share, as of September 30, 1998.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      Aug 31, 1998     Nov. 30, 1997
                                                                      ------------      ------------
                                                                       (Unaudited)        (See note)
Assets
Current assets:
    Cash and cash equivalents                                         $    510,632      $    114,190
    Accounts receivable                                                  2,220,805         3,166,804
    Inventories                                                          5,056,290         7,707,631
    Prepaid expenses                                                       345,207           253,225
    Other current assets                                                    19,219            44,231
    Recoverable income taxes                                                  --             125,517
Total current assets                                                     8,152,153        11,411,598
                                                                      ------------      ------------
Property and equipment at cost                                           1,888,363         1,762,533
Less accumulated depreciation                                            1,053,759           935,220
                                                                      ------------      ------------
Net property and equipment                                                 834,604           827,313
                                                                      ------------      ------------
Other assets                                                               144,442           207,940
Investment in and advances to subsidiary                                   480,070           514,797
Investment in Access One Communications, Inc.                            1,816,832         1,080,000
Goodwill                                                                 1,291,483              --
                                                                      ------------      ------------
Total assets                                                          $ 12,719,584      $ 14,041,648
                                                                      ============      ============

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt                                  $  3,672,418      $  1,522,060
    Due to related parties                                                 212,783           974,046
    Accounts payable                                                     1,703,332         2,489,259
    Accrued expenses and other current liabilities                       1,182,591         1,318,863
Total current liabilities                                                6,771,124         6,304,228
                                                                      ------------      ------------
Long-term debt, less current maturities                                    287,777         4,521,795
                                                                      ------------      ------------

Item 1.  Financial Statements
                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets (continued)

                                                                      Aug 31, 1998     Nov. 30, 1997
                                                                      ------------      ------------
                                                                       (Unaudited)        (See note)
Stockholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares authorized,
    Series A, 700 issued                                                        70              --
    Common stock, $.10 par value; 20,000,000 shares authorized,
    5,862,400 issued (1998), 4,300,400 issued (1997)                       586,240           430,040
    Capital in excess of par value                                      12,231,575         7,753,368
    Deficit                                                             (6,308,554)       (3,887,532)
    Treasury stock at cost                                                 (27,500)          (27,500)
      Treasury stock held by equity investee                               (85,000)         (420,000)
    Accumulated foreign translation adjustment                            (736,148)         (632,751)
                                                                      ------------      ------------
Total stockholders' equity                                               5,660,683         3,215,625
                                                                      ------------      ------------
Total liabilities and stockholders' equity                            $ 12,719,584      $ 14,041,648
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

                                   Sirco International Corp. and Subsidiaries
                                Condensed Consolidated Statements of Operations
                                                  (Unaudited)



                                               For The Nine Months Ended         For The Three Months Ended
                                            Aug 31, 1998      Aug 31, 1997      Aug 31, 1998      Aug 31, 1997
                                            ------------      ------------      ------------      ------------
Net sales                                   $ 13,403,557      $ 12,112,360      $  4,373,563      $  5,936,534
Cost of goods sold                            10,502,276         9,756,035         3,343,042         4,813,371
                                            ------------      ------------      ------------      ------------
Gross profit                                   2,901,281         2,356,325         1,030,521         1,123,163

Selling, warehouse, general and
     administrative expenses                   4,424,797         3,590,880         1,533,515         1,360,511
                                            ------------      ------------      ------------      ------------
Loss from operations                          (1,523,516)       (1,234,555)         (502,994)         (237,348)

Other (income) expense:
Interest expense                                 412,592           373,828           115,340           136,352
Interest income                                  (44,904)          (47,775)          (13,628)          (16,029)
Miscellaneous income, net                        (88,350)         (280,919)          (30,724)         (106,600)
Equity in loss of investee                       618,168              --             348,096              --
                                            ------------      ------------      ------------      ------------
                                                 897,506            45,134           419,084            13,723

Net loss                                    $ (2,421,022)     $ (1,279,689)     $   (922,078)     $   (251,071)
                                            ============      ============      ============      ============

Basic loss per share                        $      (0.49)     $      (0.43)     $      (0.17)     $      (0.07)
                                            ============      ============      ============      ============

Diluted loss per share                      $      (0.49)     $      (0.43)     $      (0.17)     $      (0.07)
                                            ============      ============      ============      ============

Shares used in computing loss per share

Basic and diluted                              4,942,134         2,985,061         5,553,270         3,361,107
                                            ============      ============      ============      ============


See notes to the condensed consoladated financial statements

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                 For the Nine Months Ended
                                                               Aug 31, 1998     Aug 31, 1997
                                                               ------------     ------------
Cash flows from operating activities:
Net loss                                                        ($2,421,022)     ($1,279,688)
Adjustments to reconcile net loss,
    to net cash provided by (used in) operating activities:
     Depreciation and amortization                                   70,649           78,522
     Provision for losses in accounts receivable                     37,458           54,033
     Loss in sale of property and equipment                            --              7,104
     Loss in equity of investee                                     618,168             --
Changes in operating assets and liabilities:
      Accounts receivable                                           894,156       (1,597,555)
      Inventories                                                 2,621,761       (2,587,150)
      Prepaid expenses                                               35,719         (319,780)
      Other current assets                                           25,012          115,969
      Other assets                                                   63,498          (84,616)
      Accounts payable and accrued expenses                        (693,722)        (648,561)
                                                                -----------      -----------
Net cash provided by (used in) operating activities:              1,251,677       (6,261,722)
                                                                -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment                                 (152,263)         (36,277)
Proceeds from sale of property and equipment                           --              3,655
Cash inflow from agreement to sell subsidiary                        34,727           21,145
                                                                -----------      -----------
Net cash used in investing activities                              (117,536)         (11,477)
                                                                -----------      -----------

Cash flows from financing activities:
(Decrease) increase in loans payable to
    financial institutions and short-term
    and long-term loans payable- other                           (2,035,377)       4,153,675
Proceeds from exercise of stock options                              18,187          195,567
Proceeds from private placement of common stock                      75,000          609,000
Proceeds from exercise of warrants                                  488,250        1,347,592
Proceeds form private placement of preferred stock                  658,000             --
                                                                -----------      -----------
Net cash (used in) provided by financing activities                (795,940)       6,305,834
                                                                -----------      -----------

Effect of exchange rate changes on cash                              58,241          (23,249)
                                                                -----------      -----------
Increase in cash and cash equivalents                               396,442            9,386
Cash and cash equivalents at beginning of period                    114,190          390,043
                                                                -----------      -----------

Cash and cash equivalents at the end of period                  $   510,632      $   399,429
                                                                ===========      ===========

                          Sirco International Corp. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                    (Unaudited) (continued)

                                                                 For the Nine Months Ended
                                                               Aug 31, 1998     Aug 31, 1997
                                                               ------------     ------------
Supplemental  disclosures of cash flow  information
Cash paid during the period for:
    Interest                                                    $   385,623      $   369,194
    Income taxes                                                $      --        $   300,015

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended November 30, 1997.


Note 2-Financing Arrangements

On December 17, 1996, the Company's factoring agreement with Rosenthal & Rosenthal Inc. was terminated and replaced with a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 31, 1998, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's travel division assets located in the United States. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of August 31, 1998, the Company owed Coast approximately $3,665,000 and had no outstanding letters of credit. At August 31, 1998, the prime rate was 8.50%.

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. The mortgage loan is payable in monthly installments of approximately $3,066, including interest at 10.25%, with a balloon payment of approximately $286,000 in the year 2000. At August 31, 1998, the principal amount of the mortgage loan was approximately $295,000.

Note 3-Investment in Subsidiary

On February 27, 1998, the Company acquired all the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares had vested at August 31, 1998 and warrants to purchase 150,000 shares will vest if certain performance conditions are met. The purchase agreement also provides for the issuance of up to 600,000 additional shares of the Company's common stock if certain performance conditions are met. As of September 30, 1998, 100,000 of such shares had been issued. Essex is a start-up telecommunications provider that is certified to resell local telephone services in the states of Connecticut, New Jersey and New York. Essex is currently seeking certification to resell local telephone services in the states of Massachusetts and Virginia. The acquisition has been accounted for as a purchase.

On August 14, 1998, the Company acquired all the outstanding membership interests of WebQuill Internet Services LLC ("WebQuill") and American Telecom, LLC ("American Telecom") in exchange for 375,000 shares of the Company's common stock. The purchase agreement also provides that 150,000 additional shares of the Company's common stock be held in escrow and issued if certain performance objectives are achieved. WebQuill is an Internet provider and web-site developer. The acquisition has been accounted for as a purchase.

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

Three and Nine Months Ended August 31, 1998 vs. August 31, 1997

Net sales for the three and nine months ended August 31, 1998 decreased by approximately $1,563,000 and increased by approximately $1,291,000, respectively, to approximately $4,374,000 for the three months ended August 31, 1998 and approximately $13,404,000 for the nine months ended August 31, 1998, as compared to approximately $5,937,000 and $12,112,000, respectively, reported for the comparable periods in 1997. Net sales for the Company's United States operations decreased by approximately $1,807,000 and increased by approximately $1,311,000, respectively, for the three and nine months ended August 31, 1998 over comparable periods in 1997. The decline in net sales for the three months ended August 31, 1998 was primarily due to decreases in the sales of licensed product, that were partially offset by sales by the Company's recently-formed subsidiary, Airline Ventures, Inc. ("AVI"), which was not in operation in the prior fiscal period. The increase in net sales for the nine months ended August 31,1998 was primarily due to sales of certain discontinued and slow-moving product and sales by AVI, which was not in operation in the prior fiscal period. Net sales for the Company's Canadian operations increased by approximately $151,000 for the three months ended August 31, 1998 and decreased by approximately $113,000 for the nine months ended August 31, 1998 over comparable periods in 1997. The increase in net sales for the three months ended August 31, 1998 reflects an increased penetration of the Company's Hedgren and Perry Ellis product lines in the Canadian market, while the decrease in net sales for the nine months ended August 31, 1998 reflects the loss, by Sirco Canada in fiscal 1996, of the license from Airway Industries Inc. ("Airway") to sell Atlantic luggage (see below). The sale of Airway product accounted for approximately $472,000 in net sales for the first three months of fiscal 1997 prior to the December 31, 1996 termination date.

The Company's gross profit for the three and nine months ended August 31, 1998 decreased by approximately $93,000 and increased by approximately $545,000, respectively, to approximately $1,030,000 and $2,901,000, respectively, from approximately $1,123,000 and $2,356,000, respectively, reported in the prior fiscal periods. The gross profit percentage for the three and nine months ended August 31, 1998 increased to approximately 23.6% and 21.6%, respectively, from approximately 18.9% and 19.5%, respectively, reported in the prior fiscal periods. While the gross profit percentage has shown improvement for the three and nine months ended August 31, 1998 as a result of the Company's ability to better manage its inventory levels, the sales of certain discontinued and slow-moving products at prices below the Company's normal selling price for similar items continues to have a negative impact on the gross profit percentage.

During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada, luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an Asset Purchase Agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. Sirco Canada sold approximately $472,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. The loss of the Airway license had an adverse effect on the Company's results of operations for the three and nine months ended August 31, 1998 and will have an adverse effect on Sirco Canada's results of operations for the remainder of the fiscal year ended November 30, 1998.

On February 27, 1998, the Company acquired Essex Communications, Inc., ("Essex"), a start-up telecommunications provider that is certified to resell local telephone services and value-added products in the states of Connecticut, New Jersey and New York. Essex commenced marketing efforts in May 1998 and first provided service in June 1998. For the three and nine months ended August 31, 1998, Essex had net sales of approximately $93,000. At August 31, 1998, Essex had customers utilizing approximately 1,000 telephone lines. Essex is currently seeking certification to resell local telephone service in the states of Massachusetts and Virginia and expects to be certified in each of these states by the end of the Company's current fiscal year.

Selling, warehouse and general and administrative expenses increased for the three and nine months ended August 31, 1998 by approximately $173,000 and $834,000, respectively, to approximately $1,534,000 and $4,425,000, respectively, from approximately $1,361,000 and $3,591,000, respectively, reported in the prior fiscal periods. A major portion of the increase relates directly to the expenses incurred by the Company's wholly-owned subsidiaries AVI and Essex, which were not in operation in the prior fiscal periods.

 Interest expense for the three and nine months ended August 31, 1998 decreased by approximately $21,000 and increased by approximately $39,000, respectively, from the amounts reported in the same periods in fiscal 1997 due to the relative changes in average borrowings for the periods.

Miscellaneous income for the three and nine months ended August 31, 1998 decreased by approximately $76,000 and $193,000, respectively, from amounts reported in the same periods in fiscal 1997. This decrease represents a decline in the Company's commission income generated from sales arranged by the Company between overseas suppliers and certain customers that was offset by an increase in rental income reported by Sirco Canada.

The Company is currently the largest shareholder of Access One Communications Inc. (formerly CLEC Holding Corp.) ("Access One"), owning approximately 30.6% of Access One's capital stock. As the Company's investment in Access One is accounted for under the equity method of accounting, the Company is required to include its portion of Access One's net loss in the Company's results of operations. For the three and nine months ended August 31, 1998, the Company has recorded a loss of approximately $348,000 and $618,000, respectively, relating to its investment in Access One. The Access One losses are the result of aggressive customer growth and the related costs associated with gearing up for an expanded customer base, which includes the hiring of employees to verify and provision lines, to staff a customer service operation and to develop a management information system. During the period from the Company's initial investment in October 1997 until August 31, 1998, Access One experienced growth of approximately 10,000 installed access lines. The current Access One customer base is not large enough to generate the revenues needed to cover the overhead costs associated with a fully integrated communications service provider, and the Company believes that Access One will continue to lose money for at least the next twelve months.

Liquidity and Capital Resources

At August 31, 1998, the Company had cash and cash equivalents of approximately $511,000 and working capital of approximately $1,381,000.

Net cash provided by (used in) operating activities aggregated approximately $1,252,000 and ($6,262,000) in the nine month fiscal periods ended August 31, 1998 and August 31, 1997, respectively. The increase of approximately $7,514,000 in net cash provided by operating activities in fiscal 1998 as compared to fiscal 1997, primarily reflects a decrease in inventory and accounts receivable, partially offset by an increase in the net loss. The reduction in inventory levels is primarily due to sales of certain discontinued and slow-moving inventory, the Company's ability to better manage its purchases relative to its sales forecasts and the lack of import quota constraints in fiscal 1998 that existed in fiscal 1997. The reduction in accounts receivable primarily reflects tighter credit and collection policies.

Net cash used in investing activities aggregated approximately $118,000 and $11,000 in the nine month fiscal periods ended August 31, 1998 and August 31, 1997, respectively. The principal uses of cash in investing activities in fiscal 1998 and 1997 was for the purchase of equipment. The principal source of cash provided by investing activities in 1998 and 1997 was the proceeds of a note receivable from a 1992 sale of a subsidiary.

Net cash (used in) provided by financing activities aggregated approximately ($796,000) and $6,306,000 in the nine month fiscal periods ended August 31, 1998 and August 31, 1997, respectively. In the nine month fiscal period ended August 31, 1998, net cash used in financing activities resulted from a decrease in short-term debt of approximately $2,035,000, partially offset by approximately $18,000 from the proceeds of the exercise of stock options, by approximately
$488,000 from the proceeds of the exercise of warrants, by approximately $658,000 from the proceeds of a private placement of preferred stock and by approximately $75,000 from the proceeds of a private placement of common stock. In the nine month fiscal period ended August 31, 1997, approximately $4,154,000 of net cash was provided by short-term debt, approximately $196,000 was provided from the proceeds of the exercise of stock options, approximately $1,348,000 was provided from the proceeds of the exercise of warrants and approximately $609,000 was provided from the proceeds of a private placement of common stock.

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of August 31, 1998, the Company was indebted to Coast in the principal amount of approximately $3,665,000 and had no outstanding letters of credit. This loan matures on December 31, 1998. As a result, the entire indebtedness is classified as a current liability, whereas a significant portion of the indebtedness was considered a long-term liability at the Company's most recent fiscal year-end. The reclassification in debt from long-term to current had a significant impact on the Company's working capital position. However, management believes it can successfully refinance this working capital line in a manner that will not be disruptive to operations. The Company's ability to refinance the loan impacts materially on the Company's future liquidity.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At August 31, 1998, the principal amount of the mortgage loan was approximately $295,000. The Company is currently using the Coast line of credit to provide letter of credit financing that was formerly provided by National Bank of Canada.

For the nine month period ended August 31, 1998, the Company had approximately $152,000 in capital expenditures. The Company expects to make additional capital expenditures over the next twelve months to purchase equipment for its telecommunications division, but does not anticipate that these expenditures will be significant.

The Company currently owns approximately 30.6% of Access One, a Florida-based competitive local exchange carrier. Access One is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. The investment in Access One is recorded on the Company's books by the equity method of accounting. In October 1998, the Company signed a non-binding letter of intent to acquire for stock additional shares of Access One to increase the Company's ownership in Access One to 80%. The closing of this proposed transaction, which is subject to the negotiation by November 30, 1998 of a definitive acquisition agreement and typical closing conditions, is expected to occur following receipt of shareholder approval. However, no assurances can be given that such transaction will occur.

Management believes that the Company's present sources of financing, combined with its present working capital and cash flow from operations may not be sufficient to meet the cash and capital requirements of the Company's travel division for the next twelve months. If the depressed level in net sales of the Company's travel division does not increase or the Company is unable to improve its cash position by raising capital, the Company may experience temporary cash shortages. Such cash shortages may negatively impact the Company's ability to purchase inventory in a timely manner, which could impact the Company's results of operations.

The Company anticipates that it will be able to raise $1,300,000 over the next 60 days to fund some of the losses of its travel division and to support the business plan for the Company's telecommunications division for the next twelve months, as it is expected that this division will incur losses during this period. The Company also anticipates that, if it completes its proporsed purchase of additional shares of Access One as discussed above, it will need to raise capital in excess of $2 million to support the growth plan of Access One into ten states that are located in the southeastern United States. Even though the Company has identified financing sources and has negotiated terms on a preliminary basis, there can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division.

                            SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 2.             Changes in Securities

                  On September 10, 1998, the Company sold to Access One 400,000 shares of common stock of the Company in consideration of the issuance to the Company by Access One of 400,000 shares of common stock, par value $.001 per share, of Access One. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                  On September 4, 1998, the Company issued to the former shareholders of Essex 50,000 shares of common stock of the Company in conjunction with the satisfaction of certain performance criteria established in connection with the acquisition of Essex. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                  On August 14, 1998, the Company issued to the then members of WebQuill Internet Services LLC and American Telecom, LLC, 375,000 shares of the Company's common stock in conjunction with the purchase of all the outstanding membership interests of WebQuill and American Telecom. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933 ,as amended.

                  On June 18, 1998, the Company issued 700 shares of the Company's Series A Preferred Stock, par value $0.10 per share, in consideration of a payment of $658,000. Each share is entitled to dividends and distributions at the same rate and in like kind as is declared on the shares of the Company's common stock; shall receive preference to the common stock shareholders in the event of any liquidation, dissolution or winding-up of the corporation; and shall have a minimum conversion price into fully paid and non-assessable shares of common stock at the option of the holder at a rate of 667 shares of common stock for each share of preferred stock. It is anticipated that the number of shares of common stock issuable will be increased to 1,000 in conjunction with the issuance of additional shares of Series A Preferred Stock in October 1998. Such transaction was effected pursuant to
                  Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K

 Exhibit No.                          Description
 -----------                          -----------

     3.1       Certificate  of Amendment of the  Certificate  of  Incorporation,
               June 24, 1998
     3.2       Certificate  of Amendment of the  Certificate  of  Incorporation,
               July 9, 1998
     27        Financial Data Schedule

Reports on Form 8-K

None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  Sirco International Corp.



    October 15, 1998                              By:  /s/Joel Dupre
    ----------------                                   -------------
    Date                                               Joel Dupre
                                                       Chairman of the Board and
                                                       Chief Executive Officer





    October 15, 1998                              By:  /s/Paul Riss
    ----------------                                   ------------
    Date                                               Paul Riss
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                  EXHIBIT INDEX

           No.                     Description

           27                Financial Data Schedule.