Form 10-K
period 1998-11-30
SIRCO INTERNATIONAL CORP
filed 1999-03-01
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[ X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1998

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


--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $11,811,835.

As of February 24, 1999, there were 6,617,526 shares outstanding of the Registrant's Common Stock.

                                     Part I

Item 1. - Business

         Sirco International Corp. (the "Company") is a diversified entity with operations organized into three industry segments. The Company's telecommunications division focuses on developing integrated telephone service in the emerging competitive local exchange carrier industry and offers a bundled package of telecommunications products, including local and long distance telephony, voice mail, paging, Internet access, dedicated access, Web site design, Web site hosting, and other enhanced and value-added telecommunications services tailored to meet the needs of its customers. The Company's retail division sells travel products, uniforms and study guides via retail stores, E-commerce sites and a Web site primarily to professional airline crew members. The luggage division designs, manufacturers and markets on a wholesale basis a broad line of soft luggage, sports bags, backpacks, children's bags, tote bags and related products.

Development of Business

         The Company was incorporated in the state of New York in 1964 and developed a line of high quality handbags, totes, luggage and sport bags to be sold at competitive prices. In 1995, the Company divested its handbag operations, which had experienced several years of operating losses. Although the Company was profitable in fiscal 1996, the loss in fiscal 1996 of two licensed trade names, "FILA" and "Atlantic," under which the Company sold a significant portion of its luggage and sport bag products, had a material adverse impact on the Company's net sales during all subsequent periods, which resulted in operating losses and a downsizing of the luggage operations. In August 1997, to help bolster luggage division sales and to provide a channel of distribution to a mobile customer base that would be a potential target for online Internet sales, the Company acquired a retail operation, Airline Ventures, Inc. ("AVI"), which sells travel and aviation related products to professional airline crew members.

         During the later part of fiscal 1997, the Company's Board of Directors began to review proposals for increasing the value of the Company's Common Stock and thereby increasing shareholder value by considering alternative business opportunities, including several outside of the luggage industry. Based in part on the significant growth opportunities in the telecommunications industry and the relatively high valuations that had been placed on competitive local exchange carriers ("CLECs") by the U.S. capital markets, in the fourth quarter of fiscal 1997, the Board determined to diversify into two business segments, one focusing on the travel business, and the other focusing on the telecommunications industry, including primarily CLECs.

         In furtherance of its diversification strategy, in October 1997, the Company made an investment in Access One Communications, Inc. ("Access One"), a CLEC operating in Florida that owns 95% of the capital stock of The Other Phone Company, Inc. ("OPC"), an integrated telecommunications provider based in Florida. The Company has recorded its investment as an asset on its balance sheet using the equity method of accounting. At February 24, 1999, the Company was the largest shareholder of Access One, owning approximately 31% of Access One's capital stock. Access One has advised the Company that, at February 24, 1999, OPC had approximately 18,000 local access lines.

         The Company commenced operations in the telecommunications industry in fiscal 1998 by acquiring on February 27, 1998, Essex Communications, Inc. ("Essex"), a newly-formed CLEC. Essex was formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers. Essex provisioned its first line in May 1998 and has grown to over 2,000 lines as of February 24, 1999. Essex has customers in New York and New Jersey, and has recently obtained permission to operate in Massachusetts, Connecticut and Virginia. Essex intends to focus its marketing efforts primarily on small and medium-sized businesses with telecommunications usage of less than $2,000 per month. Its customer service strategy is to be more responsive and innovative in satisfying customers' needs, while providing a product that is less expensive than the telephone service provided by the Regional Bell Operating Companies ("RBOCs"). In addition to local telephone line usage, Essex sells other enhanced and value-added telecommunication services, such as voice mail, paging, long-distance, teleconferencing and Internet services.

         In furtherance of the Company's telecommunications strategy, the Company acquired on August 14, 1998, WebQuill Internet Services, LLC ("WebQuill"), an Internet service provider ("ISP") based in Connecticut. WebQuill is a full-service, value-added ISP providing national dial-up access, dedicated access, Web site design, Web site hosting and E-commerce sites.

         Due to the increased focus by the Company on E-commerce sites, Internet access and telecommunications services, and the significant decrease in luggage division sales in recent fiscal years, the Board of Directors decided in February 1999 to divest the Company's luggage division. Since such time, the Company has been in discussions with several prospective purchasers of the division's assets, including certain members of the Company's management. However, there can be no assurance that the Company will successfully reach an agreement with any prospective purchaser or that the terms of any such sale will be favorable to the Company. The Company's luggage division accounted for net sales of approximately $15,553,000, $15,732,000 and $27,746,000 for fiscal 1998,
1997 and 1996, respectively, which accounted for approximately 91.3%, 98.3% and 100%, respectively, of the Company's net sales for such periods. The luggage division reported significant net operating losses for each of the last two fiscal years. See Note 9 of the Notes to Consolidated Financial Statements.

         Information concerning sales, business segment operations and identifiable assets attributable to each of the Company's reportable industry segments can be found in Note 9 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Business Strategy

         Telecommunications Division. The Company is focusing its telecommunications marketing efforts on small and medium-sized businesses with telecommunications usage of less than $2,000 per month. The Company's telecommunications strategy is to continue to increase its customer base by being more flexible, responsive and innovative to the needs of its target customers than the RBOCs, which have historically concentrated their sales and marketing efforts on residential and large business customers. The Company intends to expand its telecommunications customer base without any significant capital expenditures on telecommunications facilities, as the Company believes it is more cost efficient to quickly grow its telecommunications entity with a "leased facilities" or "virtual facilities" strategy in which the necessary telecommunications facilities are leased from an RBOC. Since its inception,

Essex, like virtually all other non-facilities based CLECs, was primarily a reseller of local telephone service from an RBOC. Following a recent Supreme
Court ruling which upheld the Federal Communications Commission ("FCC") requirements to open local phone service to competition, the Company was able to refocus its sales strategy by commencing to sell direct local access and related products and services as a facilities-based carrier through facilities leased from Bell Atlantic Corporation ("Bell Atlantic"). As a result, the Company is in the process of converting its resold customer base to leased facilities with Bell Atlantic in the state of New York. The Company's affiliate in Florida, Access One, has secured a leased facilities agreement with respect to all nine states covered by BellSouth Corporation ("BellSouth").

         The Company believes its "leased facilities" strategy will afford it more flexibility to take advantage of regulatory and industry dynamics than its facilities-based competitors that are building their own facilities. For example, the FCC's position on unbundled network elements has evolved to the point where competitors are now able to purchase on an economic basis unbundled network elements from the RBOCs and bundle them into alternative local service options. The Company expects to exploit this opportunity by recombining network elements to expand its product offerings and improve its strategic position. In addition, the Company believes the increased construction by facilities-based CLECs will ultimately benefit the Company by creating alternative wholesale partners other than RBOCs.

         The Company has been certified by the applicable state Public Service Commission and currently operates as a CLEC in New York and New Jersey. In addition, the Company has been certified to operate as a CLEC in Connecticut, Massachusetts and Virginia, and may also consider the acquisition of other CLECs to increase the number of states within which it can operate. The Company has determined that multi-site customer organizations greatly desire consolidated billing for all their locations. Currently, none of the RBOCs and only a limited number of CLECs provide multi-site organizations with the option to consolidate their invoices into one consolidated bill. The Company currently offers customers the ability to receive one invoice for all their locations in a format conducive to internal accounting systems requirements and on a medium of their choice.

         In furtherance of its bundling strategy, in August 1998, the Company acquired WebQuill to provide Internet access, Web design, E-commerce design and Web hosting for the customers of Essex and Access One. During 1998, WebQuill entered into a frame relay cloud agreement with Southern New England Telephone ("SNET") that allows WebQuill to provide local dial-up access, dedicated 56K frame relay access and dedicated T-1 access to customers located throughout the state of Connecticut via a single point of presence ("POP") located in Norwalk, Connecticut. In order to expand the geographic coverage of its Internet access services, in December 1998, WebQuill entered into a nationwide dial-up access agreement with an Internet access provider that provides WebQuill with access to over 450 additional POPs throughout the United States. The Company intends to enter into additional regional Internet access arrangements and deploy one or more additional Company-owned POPs during 1999, in order to increase the density of its Internet access coverage.

         In order to provide an additional service to its small business customers, the Company initiated development of a virtual mall marketing and Web-hosting program for the Internet. In January 1999, the Company registered 48 Internet site names incorporating the same state postal abbreviation formats (e.g., "www.nj-search.com"). The Company plans to market sites on these virtual malls to medium and small businesses seeking a lower cost option for selling their products and services on the Internet. The Company intends to market these sites directly to existing Access One and Essex customers and primarily through third-party telemarketers to new customers.

         WebQuill also designs and hosts more complex and expensive Web sites for both larger businesses and those smaller businesses intending to concentrate more of their resources on the development of Internet customer bases. These sites, commonly referred to as E-commerce sites, facilitate the purchase of goods and services with minimal need for human intervention. E-commerce sites can feature products and services databases, online database search capabilities, real time inventory availability and real time credit card processing. In addition, the Company has recently introduced an E-commerce fulfillment service, which it calls E-Complete, that provides warehousing and shipping services to its E-commerce hosting customers.

         Retail Division. The objective of the Company's retail division is to be a leading supplier of travel-related and telecommunications products to pilots and flight attendants. The Company leases space from American Airlines for two retail stores that sell travel-related products to American Airline employees, including the official pilot uniform and study guides for pilots. The stores also sell identification cards, uniform supplies and travel needs to flight attendants. In addition, the stores rent pagers to flight attendants who are on reserve duty and offer Internet access services and local and long distance telephone services. The Company plans to use the knowledge and experience gained with American Airlines to provide similar products and services to employees of other airlines. Small programs have been started with Delta Airlines and Southwest Airlines to sell products in employee lounges.

         The Company believes professional airline crew members are excellent targets for online retail purchases, as they are constantly mobile and frequently stay in touch with family and job-related duties via the Internet. The Company has developed and will continue to develop E-commerce sites to augment its in-store sales with sales to these and other online purchasers. The Company currently markets its travel related products through the E-commerce sites, www.avishop.com and www.800bags.com, and its Web site, www.tagintl.com.

Products and Services

         The Company's telecommunications division offers a broad range of voice, data and Internet services and has integrated these services into a bundled package to offer a single source solution to meet its customers' needs. The Company believes that its ability to offer one-stop integrated communications services will enable it to capture a larger portion of its customers' total expenditures on communication services and will reduce customer turnover. The bundled package of telecommunications products includes local and long distance telephony, voicemail, paging, Internet access, dedicated access, Web site design, Web site hosting, E-commerce sites, and E-Complete, a product which provides warehousing, picking, packing and shipping in addition to E-commerce.

         The retail division sells name brand luggage, apparel and other travel related accessories, as well as job related necessities, such as air maps, study guides and flight kits, to professional airline crew members. It also offers local and long distance telephony, calling cards, pagers and Internet access. These products and services are sold through three retail stores, two E-commerce sites and a Web site.

         The Company's luggage division sells a wide variety of luggage, sport bags, backpacks and duffels under many trade names, including "Cross Trainer," "JT Madison", "Mondo," and "Sirco Kids," all of which are registered. In addition, the luggage division sells its products under certain trademarked names licensed from others, including "Dunlop," "Generra," "Gold's Gym," "Hedgren," "Koosh," "Maui and Sons," "Perry Ellis" and "S>>M" by MTV. See "License Agreements."

Markets and Customers

         The Company focuses its telecommunications sales efforts for local and long distance services on small and medium-sized businesses having fewer than 30 business lines in any one location. The Company believes that these customers prefer a single source for all their telecommunications services. The Company has chosen to focus on this segment based on its expectations that higher gross margins will generally be available on services provided to these customers as compared to larger businesses, and that RBOCs and facilities-based CLECs may be less likely to apply significant resources to obtaining or retaining these customers. The Company expects to attract and retain these customers through a direct sales and telemarketing effort, by offering bundled local and long distance services, as well as enhanced telecommunication services, at competitive long distance rates and by responsive customer service and support.

         The Company sells primarily through telemarketing agencies that are paid only if the Company is successful in provisioning the prospect into a customer. The Company does not intend to employ a significant direct sales staff, as the per line cost of acquiring new accounts is currently substantially lower using third-party telemarketers than it would be by direct marketing with Company employees. To ensure customer satisfaction, the Company emphasizes personalized care, with each customer having a single point of contact who is responsible for solving problems and responding to customer inquiries.

         The Company anticipates that the development of its CLEC business will eventually impact the Company's overall seasonality trends by making quarterly revenues less divergent. However, during the growth phase of its CLEC business, the Company anticipates that it will not experience any normal seasonal trends in its telecommunications division.

         The target market for the retail division is professional airline crew members. Currently, the Company sells to pilots and flight attendants from American, Delta and Southwest Airlines. The business with American Airlines is the largest, as it includes selling the American Airlines pilot uniform and various approved apparel for both pilots and flight attendants. Two of the three retail locations utilized by the Company are leased from American Airlines. Retail sales employees service walk-in customers and phone orders, and warehouse personnel process Internet orders.

         The  sale  of  product  to  crew  members  has  not   demonstrated  any
seasonality, as the customers are using the products on a daily basis as part of their normal work routine.

         The luggage division sells sport bag, backpack and related products primarily to large national retail chain stores, including Target, Sears and Kmart, and to regional discount store chains, such as ShopKo and Bradlees. The Company also sells to department stores and other specialty stores, including Federated Stores (Filene's and Stern's), Innovation Luggage and Bentley's Luggage, to apparel chain stores, such as The Marmaxx Group and Ross Stores, and to fitness related stores, such as Gold's Gyms. The loss by the Company of several of these customers would have an adverse effect on the Company's operations. However, the Company believes that these customers, if lost, could be partially, if not completely, replaced by others.

         During the fiscal years ended November 30, 1998, 1997 and 1996, sales to Target represented approximately 23%, 27% and 19%, respectively, of net sales; sales to Kmart represented approximately 23%, 17% and 11% of net sales in fiscal 1998, 1997 and 1996, respectively; and sales to The Marmaxx Group represented approximately 14% of net sales in fiscal 1997. No other customer accounted for more than 10% of net sales in any of such fiscal years.

         The Company currently maintains luggage division showrooms in New York City and Ontario, Canada. The Company solicits business directly from its customers, using the services of both full-time sales persons and independent sales representatives. The independent sales representatives represent a number of manufacturers or wholesalers other than the Company, and are compensated on a commission basis, typically pursuant to the terms of a non-exclusive sales representative contract. The Company fills orders on the terms and conditions of standard purchase orders it receives from customers.

         The Company's percentage of luggage sales by fiscal quarter for the fiscal years ended November 30, 1998, 1997 and 1996 are as follows:

                                Fiscal            Fiscal            Fiscal
                                 1998              1997              1996
                                 ----              ----              ----

          First Quarter          22.5%             19.2%             23.7%
          Second Quarter         30.5              19.4              27.5
          Third Quarter          25.7              37.1              27.7
          Fourth Quarter         21.3              24.3              21.1
                                -----             -----             -----
                                100.0%            100.0%            100.0%
                                =====             =====             =====

         The Company's luggage division typically experiences seasonality that yields stronger operating results in the third and fourth quarters, and weaker operating results in the first quarter. Operating results in the Company's second fiscal quarter can be positively impacted by the strength of the Company's "back to school" business.

License Agreements

         The Company's luggage division has licensing agreements which allow it to produce and sell luggage, sport bags and related travel accessories bearing the trade names of "Dunlop," "Generra," "Gold's Gym," "Hedgren," "Koosh," "Maui and Sons," "Perry Ellis" and "S>>M" by MTV. Sales by the Company under trademarked names licensed from others accounted for approximately 61%, 66% and 83% of the Company's net sales during the fiscal years ended November 30, 1998, 1997 and 1996, respectively.

         The licenses generally entitle the Company to use the names, symbols and logos of the licensors on an exclusive basis in the manufacture and sale of the Company's products within a defined territory. All of the Company's licenses call for a royalty to be paid to the licensor based on a percentage of net sales, except for the license for Hedgren products, which is based on a percentage of net purchases. Royalties vary by product and licensor and generally range from 5.0% to 7.0% of net sales. Minimum payments are applied against royalty fees either over the term of the contract or annually, depending on the contract. In addition, the licenses generally require payments by the Company to certain promotional programs sponsored by the licensor.

         During fiscal 1996, the Company received notification from Airway Industries Inc. ("Airway") that Airway would not renew its license agreement with the Company pursuant to which Sirco International (Canada) Limited, the Company's Canadian subsidiary ("Sirco Canada"), was granted an exclusive license to sell in Canada, luggage and luggage-related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. During the fiscal years ended November 30, 1997 and 1996, sales of Atlantic product approximated $472,000, and $5,782,000, respectively, which represented approximately 2.9% and 20.8%, respectively, of the Company's total net sales for those periods, and approximately 63.8% and 95.4%, respectively, of the total net sales of Sirco Canada for those periods. Sirco Canada lost approximately $167,000 in the fiscal year ended November 30, 1997 and earned approximately $434,000 in the fiscal year ended November 30, 1996. In addition, following receipt of notification from Airway and Douglas Turner, then the President of Sirco Canada and a Director of the Company, that Airway and Mr. Turner had mutually agreed to Airway's future employment of Mr. Turner in its efforts to distribute directly its products in Canada, the Company terminated its employment of Mr. Turner in September 1996. The loss of the Airway license had an adverse effect on the Company's results of operations for the fiscal years ending November 30, 1998 and 1997.

         After extensive negotiations with FILA Sport S.p.A. ("FILA"), in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping FILA product under a non-exclusive license with FILA during fiscal 1996. Net sales of the FILA product for the fiscal year ended November 30, 1996 were approximately $8,584,000 (including approximately $482,000 sold to FILA), or 30.9% of the Company's total net sales. The loss of the ability to sell product bearing the FILA trademark had an adverse effect on the Company's results of operations through the fiscal year ending November 30, 1998.

Trademarks

         The Company's luggage division sells products under proprietary trade names and logos, including "Cross Trainer," "JT Madison," "Mondo," and "Sirco Kids," all of which are registered in the United States. The Company considers its trademarks to be of considerable value to its luggage division business and intends to protect them to the fullest extent practicable. The Company takes all reasonable measures to assure that any product bearing a Company-owned trademark or logo reflects the consistency and quality associated with its products bearing licensed trademarks or logos.

Backlog

         The Company's telecommunications division bills features and services in advance and usage in arrears. Due to the nature of the Company's agreements with Bell Atlantic, there is no backlog of unprovisioned customers at any given time, as a customer can be switched to the Company system in one day. The Company's retail division operates without a backlog, as Internet orders and catalog orders are typically shipped within one day of receipt. A substantial portion of the net sales of the Company's luggage division is based on orders for immediate delivery and therefore, backlog is not necessarily indicative of future net sales for this division.

Vendors

         The telecommunications division does not own any part of a local exchange network or a long distance network and is completely reliant on third party vendors for the services it provides to its customers, except for the Internet services provided by its subsidiary, WebQuill. As a result, the Company depends entirely on facility-based carriers for the transmission of customer phone calls. For each local exchange market in which the Company operates, there currently is a single provider from whom the Company can purchase local exchange service on a ubiquitous basis. Under the Telecommunications Act of 1996, the Company is entitled to access to such local exchange service. Although the Company believes that its relations with its underlying carriers are good, and it believes that its carriers want to cooperate with the development of the Company's business, the termination of any of the Company's contracts with its carriers or a reduction in the quality or increase in the cost of such carriers' services could have a material adverse effect on the Company's financial condition and results of operations.

         The Company also relies on the carriers for timely and accurate call detail records so that the Company can invoice its customers. Furthermore, it relies on a third party to read the usage tapes provided by the carrier and generate an invoice to send to the Company's customers.

         The Company purchases products for its retail division from various domestic suppliers who have license agreements to sell product displaying the American Airlines, Inc. logo or trade name. The Company also buys non-logo product from a variety of domestic sources.

         The Company's luggage, sport bag, backpack and related products are primarily produced by various manufacturers in the People's Republic of China, the Philippines, Taiwan and Thailand. Although the simultaneous loss of several of these manufacturers would temporarily adversely affect the Company's business, the Company is of the opinion that generally these manufacturers could be replaced by others. The Company's business could also be adversely affected by a disadvantageous change in the exchange rate of the dollar with certain foreign currencies, by changes in tariffs or import restrictions, as well as political and economic conditions in the countries from which it imports.

         The following table sets forth by percentage of purchases for the fiscal years ended November 30, 1998, 1997 and 1996, countries in which the luggage division's products were manufactured:

                               Fiscal              Fiscal              Fiscal
                                1998                1997                1996
                                ----                ----                ----
            China               73.3%               67.8%               63.9%
            Philippines         17.7                 6.3                 7.3
            Taiwan               6.4                14.5                17.5
            Thailand             2.6                 6.6                 3.3
            Indonesia            0.0                 4.6                 0.0
            Korea                0.0                 0.2                 2.9
            Other                0.0                 0.0                 5.1
                               -----               -----               -----
                               100.0%              100.0%              100.0%
                               =====               =====               =====


Competition

         The Company's telecommunications division operates in a highly competitive environment and has no significant share in any market in which it operates. Most of its actual and potential customers have substantially greater financial, technical, marketing and other resources (including brand name recognition) than the Company. For example, AT&T Corp., MCI Communications and Sprint Corporation, among other carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by reselling the Incumbent Local Exchange Carrier's ("ILECs'") services. Furthermore, the continuing trend toward business alliances in the telecommunications industry and the lack of substantial barriers to entry in the data and Internet services markets could help to generate substantial new competition. In each of the states in which the Company is licensed, the primary competitor is the ILEC serving that geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have established relationships and know-how with regard to interacting with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provided increased business opportunities to voice, data and Internet-service providers such as the Company, the decisions also provide the ILECs with increased pricing flexibility.

         In addition to competition from long distance service providers and ILECs, several other entities currently offer or are capable of offering local service, such as cable television companies, electric utilities, microwave carriers and wireless telephone system operators. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, can offer single source local and long distance services like those offered by the Company.

         The competition for retail sales to professional airline crew members is highly fragmented and has few barriers to entry. The Company's ability to compete effectively is directly related to the level of cooperation and publicity that airlines generate for the retail outlets run by the Company. Currently the Company enjoys an advantage with American Airlines because it is allowed to sell certain products to American Airlines' employees on a payroll deduct program and it is allowed to sell pilot uniforms. These agreements, in addition to two leases from American Airlines for retail sites in Dallas, Texas, help to limit the extent of competition in the Dallas area. However, the Company competes nationwide against several online retailers and against retail stores in various cities that are important airline hubs.

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

Government Regulation

         Local and long distance telecommunications services are subject to regulation by the FCC and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services and require the Company to file tariffs for interstate and international service with the FCC and obtain approval for intrastate service provided in the states in which it currently markets its services. The Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in the states in which it operates. The Company is also required to file and obtain prior regulatory approval for tariffs and intrastate services. In addition, the Company must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services offered by the Company. Changes in existing laws and regulations, particularly regulations resulting in increased price competition, may have a significant impact on the Company's business activities and on the Company's future operating results. The Company is also subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising and direct marketing of its products and services. Certain marketing practices, including the means to convert a customer's long distance telephone service from one carrier to another, have recently been subject to increased regulatory review of both federal and state authorities. Even though the Company has implemented procedures to comply with applicable regulations, increased regulatory scrutiny could adversely affect the transitioning of customers and the acquisition of new customer bases. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the Company's operations into new geographic areas and new services could require the Company to alter methods of operation or obtain additional approvals, at costs which could be substantial. There can be no assurance that the Company will be able to comply with applicable laws, regulations and licensing requirements. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, as well as possible criminal sanctions.

Employees

         At February 24, 1999, the Company employed 88 employees, of which 77 were employed on a full-time basis and 11 were employed on a part-time basis, and had approximately 15 independent sales representatives. At such date, 11 of the Company's employees were employed in the Company's executive offices in Stamford, Connecticut; 42 were employed in the Company's warehouse in La Mirada, California; 12 were employed in the Company's retail division stores in Dallas, Texas; 19 were employed in the Company's telecommunications subsidiaries; and 4 were employed in the Company's Canadian showroom and warehouse facilities in Ontario, Canada. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees is good.

Forward Looking Statements

         The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, such as the Company's plans to expand the number of states in which its telecommunications division operates, to divest its luggage operations, to take advantage of the market opportunity presented by the Company's target markets and to further develop the Company's telecommunications, Internet and retail airline businesses, in addition to other statements contained in this Report regarding matters that are not historical facts, that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying statements which have been made regarding anticipated events. Such risks and assumptions include, but are not limited to the Company's ability to successfully market its services to current and new customers, generate customer demand for its product and services in the geographical areas in which the Company can operate, access new markets, negotiate and maintain suitable reseller and interconnection agreements with the ILECs, and negotiate and maintain suitable vendor relationships, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary in such forward looking statements. All written and oral forward looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Item 2. - Properties


         The following table sets forth pertinent facts concerning the Company's material properties at February 24, 1999, all of which are owned or leased by either the Company or one of its subsidiaries:

Property Owned:
---------------

          Location                      Use                       Approximate Square Feet
          --------                      ---                       -----------------------
1321 Blundell Road               Showroom, Offices                35,000 (leases out 28,800 SF)
Mississauga
Ontario, Canada L4Y 1M6

Properties Leased:
------------------
                                                           Approximate      Lease         Annual
         Location                       Use                Square Feet      Expires       Rent(1)
         --------                       ---                -----------      -------       -------
366 Fifth Avenue                 Showroom (2)                  3,340        10/18/06      $ 96,000
New York, NY 10001

48 South Service Road            Office                        5,486         4/30/03      $ 93,000
Melville, NY, 11747

24 Richmond Hill Avenue          Executive Offices (2)         7,800         6/30/01      $112,000
Stamford, CT. 06901

16000 Heron Avenue               Warehouse (2)             116,000(3)        3/31/00      $456,000
La Mirada, CA. 90638

1930 W. Airfield Drive           Warehouse                     2,000         7/31/00      $ 13,000
DFW Airport, TX 75261

Terminal 3E                      Retail                        1,700         8/24/00      $ 55,000
DFW Airport, Texas 75261

8412 Sterling Suite B            Warehouse                     2,470         9/30/00      $ 15,000
Irving, Texas, 75063

------------------
(1) The Company is required to pay its proportionate share of any increase during the term of the lease in real estate taxes and expenses of maintaining the premises computed on the basis of the percentage of the total square footage of the premises occupied by the Company.

(2) These leased facilities, in addition to the owned property in Mississauga, Canada, are part of the luggage operations that the Company has offered for sale.

(3) Approximately 38,000 square feet of warehouse and office space has been subleased to Bueno of California, Inc., the purchaser of the Company's former handbag division, through the end of the lease term at a rental rate of $10,000 per month, increasing to $17,000 per month in the last year of the lease term.

         The Company's owned and leased space is fully utilized for the purposes set forth in the table above under the caption "Use," except those spaces marked as belonging to the luggage division. The Company believes that the remaining properties are suitable and adequate for the business of the Company.


Item 3. - Legal Proceedings

         The Company is not involved in any pending legal proceeding other than non-material ordinary routine litigation incidental to its business.


Item 4 - Submission of Matters To a Vote of Security Holders

         None.

                                     Part II

Item 5. - Market for the Company's Common Equity and Related Stockholder Matters

         The Common Stock, $.10 par value (the "Common Stock"), of the Company is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market. The high and low bid quotations for each quarterly period of the Company's last two fiscal years are listed below:

                                                         High              Low
                                                         ----              ---
                  Fiscal 1997
                  -----------
                           1st Quarter                 $3.500            $1.750
                           2nd Quarter                  7.375             3.500
                           3rd Quarter                  7.750             5.875
                           4th Quarter                  7.250             3.250

                  Fiscal 1998
                  -----------
                           1st  Quarter                $4.375            $1.625
                           2nd Quarter                  7.000             3.375
                           3rd Quarter                  6.563             1.000
                           4th Quarter                  1.719             0.625

         The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In addition, where applicable, such quotations have been adjusted to give effect to the two-for-one stock split effected in May 1997.

         As of February 24, 1999, there were 313 holders of record of the Common Stock and approximately 1,300 beneficial holders.

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

         On September 4, 1998, the Company acquired from Access One 400,000 shares of Common Stock, par value $.001 per share, of Access One in consideration of the issuance by the Company of 400,000 shares of Common Stock of the Company. In September 1998, the Company also issued 50,000 shares of Common Stock to the former shareholders of Essex in conjunction with the attainment of certain performance objectives agreed to in connection with the acquisition of Essex, and 30,916 shares of Common Stock to Geils & Co., in conjunction with fees earned for acquisition and financing services. Such transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

                                                         Fiscal Years Ended November 30,
                                            1998         1997          1996         1995          1994
                                            ----         ----          ----         ----          ----
                                                    (In thousands, except per share amounts)
Earnings Statement:
Net Sales                                $ 17,037     $ 16,008      $ 27,746      $ 24,812      $ 27,600
Gross Profit                                3,066        2,205         7,088         6,130         6,067
Income (Loss) Before
  Provision for Income Taxes
  and Extraordinary Items                  (5,135)      (2,994)          925          (996)       (2,435)
Net Income (Loss)                          (4,977)      (2,868)          622          (996)       (2,435)
Net Income (Loss) per
    Common Share:
    Basic                                   (0.96)       (0.88)         0.24         (0.41)        (1.01)
    Diluted                                 (0.96)       (0.88)         0.23         (0.41)        (1.01)
Cash Dividends                                  -            -             -             -             -
Balance Sheet:
Working Capital                             $ 334      $ 5,107       $ 1,553       $ 1,142       $ 1,362
Property, Plant, Equipment                    835          827           888           650           773
Total Assets                               11,029       14,042         9,577        10,003        10,252
Long-Term Debt (Less Current
  Maturities)                                 291        4,522           348           590            50
Stockholders' Equity                        3,754        3,216         2,780         1,897         2,898

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


Fiscal Year  1998 Compared to Fiscal Year 1997

         Net sales for fiscal 1998 increased by approximately $1,029,000 to approximately $17,037,000 as compared to approximately $16,008,000 reported in fiscal 1997. The following table presents the Company's net sales by industry segment for the fiscal years ended November 30, 1998 and 1997:


                                   Fiscal            Fiscal           Increase
Industry segment                    1998              1997            (Decease)
----------------                    ----              ----            ---------

Wholesale luggage .......       $15,553,000       $15,732,000       ($  179,000)
Retail sales ............         1,111,000           276,000           835,000
Telecommunications ......           373,000              --             373,000
                                -----------       -----------       -----------

Total ...................       $17,037,000       $16,008,000       $ 1,029,000
                                -----------       -----------       -----------


         Net sales for the Company's wholesale luggage division in fiscal 1998 were similar to the net sales from the prior fiscal year as the luggage division's net sales decreased approximately $179,000, or 1%, as compared to the prior fiscal period.

         Net  sales  of  the  Company's  retail  division,   consisting  of  the
operations of AVI, increased by approximately $835,000 in fiscal 1998 to approximately $1,111,000 from approximately $276,000 in fiscal 1997 as the Company reported a full year of retail operations in fiscal 1998 as compared to only three months in fiscal 1997. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are also sold on an E-commerce site, www.avishop.com, and on a Web site, www.tagintl.com. The Company is aggressively working to increase sales in this division and believes that the promotion of its E-commerce site for online purchases, the acquisition in January 1999 of a smaller competitor and the awarding by American Airlines of a new pilot shirt to which AVI will have exclusive selling rights should result in an increase in net sales for fiscal 1999 of at least fifty percent over the net sales in fiscal 1998.

         Net sales of the Company's telecommunications division, consisting of the operations of Essex and WebQuill, amounted to approximately $373,000 in fiscal 1998, its first year of operation. Essex is certified to resell local telephone services and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia and currently has over 2,000 installed access lines. WebQuill provides dial-up and dedicated Internet access, Web design, hosting and E-commerce development to small and medium sized businesses.

         The telecommunications division is currently billing approximately $150,000 per month to its customers, or approximately $1,800,000 on an annualized basis. The Company believes that fiscal 1999 sales can be greater than the current annualized monthly sales figures if the Company obtains the appropriate financial resources to fund the telecommunications division's growth. The Company plans to focus a greater amount of its total corporate resources on this division once the anticipated divestiture of the luggage division occurs.

         The Company's gross margin increased in fiscal 1998 by approximately $861,000 to approximately $3,066,000 from approximately $2,205,000 in fiscal 1997. The Company's gross margin percentage increased to 18.0% in fiscal 1998 from 13.8% in fiscal 1997. The increase in gross margin percentage is primarily due to the favorable mix of higher margin products in the luggage division, which reported a gross margin of 17%, combined with a 44% gross margin from the retail division and a 14% gross margin from the telecommunications division. The Company anticipates that the retail division margins will not vary significantly in fiscal 1999 and that the telecommunications division margins will increase dramatically, toward a 30% level on a going-forward basis as the Company converts approximately 2,000 lines that are being resold in New York on the Bell Atlantic network to a Bell Atlantic leased network facility. The Company plans to convert such lines over the next six months.

         Selling, warehouse and general and administrative expenses increased in fiscal 1998 by approximately $1,279,000, or approximately 24.8%, to approximately $6,446,000 from approximately $5,167,000 reported in fiscal 1997. This increase in expenses was primarily attributable to the Company's telecommunications operations, which were not in operation in fiscal 1997, and to the Company's retail division, which was only in operation for three months in fiscal 1997.

         Interest expense decreased in fiscal 1998 by approximately $60,000, or 10.5%, to approximately $514,000 from approximately $574,000 reported in fiscal 1997 due to relative changes in average borrowings for the periods.

         Miscellaneous income decreased in fiscal 1998 by approximately $345,000 to approximately $133,000 from approximately $478,000 reported in fiscal 1997. This decrease represented a decline in the Company's commission income generated from sales arranged by the Company between overseas suppliers and certain customers that was offset in part by an increase in rental income.

         The Company is currently the largest shareholder of Access One, owning approximately 31% of Access One's capital stock at February 24, 1999. As the Company's investment in Access One is accounted for under the equity method of accounting, the Company is required to include its portion of Access One's net loss in the Company's results of operations. For fiscal 1998, the Company has recorded a loss of approximately $1,423,000 relating to its investment in Access One. The Company has been advised by Access One that Access One's losses in fiscal 1998 were primarily the result of funding aggressive customer growth and the related costs associated with hiring employees to verify and provision lines, to staff a customer service operation and to develop a management information system. In addition, in fiscal 1998, Access One purchased local telephone service from BellSouth at a wholesale discount of 16.8% and passed on almost half of its discount to its customer base. The gross profit on this business was not large enough to cover the selling, general and administrative expenses associated with operating a local phone company. However, in February 1999, Access One signed a leased facilities agreement with BellSouth pursuant to which it can substantially increase its gross profit percentage on local service. If Access One can successfully convert its customers to this leased facilities agreement, Access One anticipates being able to reach a monthly breakeven level within the next twelve months.


Fiscal Year 1997 Compared to Fiscal Year 1996

         The Company reported operations in one business segment in fiscal 1997 and 1996. Net sales for fiscal 1997 decreased by approximately $11,738,000 to approximately $16,008,000 as compared to approximately $27,746,000 reported in fiscal 1996. Net sales for the Company's United States and Canadian operations decreased in fiscal 1997 by approximately $6,450,000 and $5,288,000, respectively, from amounts reported in the prior fiscal year. This decline in net sales was primarily attributable to three developments: the Company's loss of the license to sell FILA Sport S.p.A. ("FILA") product (see below) in the United States, effective in June 1996; the Company's loss of the license to sell product from Airway Industries, Inc. ("Airway") (see below) in Canada, effective in December 1996; and a decrease in demand in the United States for the Company's other mature brand names. This decline in net sales was partially offset by sales growth in new licenses that were signed in 1996 for the Perry Ellis and Hedgren brand names. Net sales per brand name for the two fiscal years were as follows:

                                    Fiscal           Fiscal           Increase/
                                     1997             1996           (Decrease)
                                 -----------      -----------      ------------
Perry Ellis, Hedgren ......      $ 3,443,000      $   206,000      $  3,237,000
FILA ......................             --          8,584,000        (8,584,000)
Airway ....................          472,000        5,782,000        (5,310,000)
Other brand names .........        6,665,000        8,830,000        (2,165,000)
                                 -----------      -----------      ------------
Total brand names .........       10,580,000       23,402,000       (12,822,000)
Unlicensed product ........        5,428,000        4,344,000         1,084,000
                                 -----------      -----------      ------------
Total  net sales ..........      $16,008,000      $27,746,000      $(11,738,000)


         The Company's gross profit for fiscal 1997 decreased by approximately $4,883,000 to approximately $2,205,000 from approximately $7,088,000 in fiscal 1996, and the gross profit percentage in fiscal 1997 decreased to 13.8% from 25.5% in fiscal 1996. The decrease in gross profit percentage was primarily attributable to the lack of a sufficiently large revenue base over which to spread fixed costs and to a change in product mix. The change in product mix had two components. First, fiscal 1997 net sales contained a higher percentage of unlicensed products, which traditionally have a lower gross profit margin, and second, fiscal 1997 net sales included net sales relating to the new brand names of Perry Ellis and Hedgren, as compared to the more established brand names of FILA and Atlantic in fiscal 1996. Established brand name products generally are able to demand a higher gross margin than less established brand name products, which are vying for shelf space with other new products from competitors.

         After extensive negotiations in February 1996, the Company and FILA entered into an agreement pursuant to which the Company ceased shipping products under the FILA license on June 30, 1996. The Company sold approximately $8,584,000 of FILA product in fiscal 1996 compared to no sales of FILA product in fiscal 1997. The loss of the FILA trademark had an adverse impact on the Company's results of operations in the fiscal year ended November 30, 1997.

         During fiscal 1996, Airway notified the Company that it would not renew its license agreement with the Company, pursuant to which Sirco Canada was granted an exclusive license to sell in Canada luggage and luggage related products under the trade names "Atlantic" and "Oleg Cassini" through December 31, 1996. In November 1996, the Company entered into an agreement with Airway, whereby Airway agreed, among other things, to purchase any remaining Atlantic inventory owned by Sirco Canada on December 31, 1996, to purchase certain fixed assets and to enter into a two-year lease for a substantial portion of the premises owned by Sirco Canada at fair market value. In November 1996, the Company restructured Sirco Canada, hired a new president to run the operation and started to market the Company's other licensed products in Canada. Sirco Canada sold approximately $472,000 of Airway product in the first quarter of fiscal 1997 prior to the December 31, 1996 termination date. Sirco Canada sold approximately $5,782,000 of Airway product in fiscal year 1996. The loss of the Airway license had an adverse impact on the Company's results of operations for fiscal 1997.

         During fiscal 1997, the Company terminated its license for products bearing the "Skechers" trade name or logo, which products had not generated the sales volume that was anticipated. On December 31, 1997, the Company's license for Cherokee products expired and was not renewed.

         Selling, warehouse and general and administrative expenses decreased by approximately $739,000 to approximately $5,166,000 from approximately $5,905,000 in fiscal 1996. The reduction in expenses was attributable to lower selling expenses as a result of the reduction in net sales, and lower warehousing and general and administrative expenses as a result of the restructuring of the Company's Canadian operation. Included in the selling, warehouse and general and administrative expenses reported in fiscal 1996 was a one-time write-off of restrictive covenants, with a book value of approximately $152,000, which resulted from the pre-payment in fiscal 1996 of the Company's obligations to the Company's former parent, Yashiro Company, Inc. ("Yashiro"), and the release of any covenants not to compete between the Company and Yashiro, as provided for under non-competition agreements entered into between the Company and Yashiro in March 1995 in connection with the sale by the Company of its former handbag division.

         Interest expense decreased in fiscal 1997 by approximately $200,000 to approximately $573,000 from approximately $773,000 reported in fiscal 1996 due to lower average borrowings and a new working capital lender in fiscal 1997 for which the Company was able to pay down working capital loan advances with cash collections in a more expedient manner than was possible under the working capital facility employed in fiscal 1996.

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


Liquidity and Capital Resources

         At November 30, 1998, the Company had cash and cash equivalents of approximately $352,000 and working capital of approximately $334,000, an increase of approximately $238,000 and a decrease of approximately $4,774,000, respectively, over amounts reported at November 30, 1997. The decrease in working capital results primarily from a reclassification of the Company's working capital loan on the balance sheet. As discussed below, the full amount of borrowings from the Company's working capital lender is classified as a current liability at November 30, 1998, whereas a substantial portion, or approximately $4,199,000, was classified as long-term debt at November 30, 1997.

         Net cash provided by (used in) operating activities aggregated approximately $1,783,000, ($6,627,000) and $2,044,000 in fiscal 1998, 1997 and
1996, respectively. The increase in net cash provided by operating activities in fiscal 1998 as compared to fiscal 1997, primarily reflects a decrease in inventory and accounts receivable offset by the increase in the Company's net loss from operations. The reduction in inventory levels is primarily due to the Company's ability to better manage purchases relative to sales forecasts and the lack of import quota purchase constraints in fiscal 1998 that existed in fiscal 1997. The reduction in accounts receivable primarily reflects tighter credit and collection policies. The increase of approximately $8,671,000 in net cash used in operating activities in fiscal 1997, as compared to fiscal 1996, primarily reflects the poor operating results for fiscal 1997 as compared to fiscal 1996 and the need to maintain higher inventory levels than normal to generate sales.

         Net cash used in investing activities aggregated approximately $158,000, $58,000 and $332,000 in fiscal 1998, 1997 and 1996, respectively. The principal uses of cash from investing activities in fiscal 1998, 1997 and 1996 was for the purchase of fixed assets, which included renovation of the Company's New York City showroom in fiscal 1996. In fiscal 1998 and 1997, the principal sources of net cash provided by investing activities was proceeds from the sale of a subsidiary.

         Net cash (used in) provided by financing activities aggregated approximately ($1,399,000), $6,391,000 and ($1,503,000) in fiscal 1998, 1997 and
1996, respectively. In fiscal 1998, net cash used in financing activities resulted from a decrease in long-term debt of approximately $4,231,000 which was partially offset by an increase in short-term debt of approximately $1,671,000; proceeds of approximately $18,000 from the exercise of stock options; proceeds of approximately $651,000 from a private equity placement; and proceeds of approximately $468,000 from the exercise of stock warrants. In fiscal 1997, repayments of short-term debt of approximately $1,601,000 were offset by an increase of approximately $5,714,000 in net cash provided by a revolving credit facility. This increase was the result of a working capital agreement (see below) under which the Company may borrow up to 80% of the dollar amount of its eligible accounts receivable and 50% of its eligible inventory. During fiscal 1997, the Company also received approximately $166,000 in proceeds from the exercise of stock options; approximately $609,000 in proceeds from a private equity placement; and approximately $1,509,000 in proceeds from the exercise of stock warrants.

         On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift and Loan Association, pursuant to which Coast makes available to the Company a line of credit of $7,000,000 with advances based on 80% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. Under the terms of the agreement, inventory financing is not to exceed $3,000,000, including letters of credit. Interest on the loan is 2% per annum above the prime rate. As of November 30, 1998, the Company was indebted to Coast in the principal amount of approximately $3,186,000 and had no outstanding letters of credit. At November 30, 1998, the prime rate was 7.75%. Although this loan matures on December 31, 1999, the entire loan was reclassified as a current liability at November 30, 1998 because the Company was in violation of two loan covenants at such date, one of which has since been cured. Although Coast offered to provide a written waiver of such violations, the Company declined to accept such waiver as it deemed the conditions of the waiver to be unreasonably expensive. The reclassification of debt from long-term to current had a significant impact on the Company's working capital position at November 30, 1998. The Company expects that all amounts due to Coast will be repaid in full in connection with the disposition of the Company's luggage division.

         Sirco Canada has a mortgage on its real property in the amount of $298,000. The mortgage is payable in monthly installments of approximately $3,138, which includes interest at the rate of 10.25% per annum, with a balloon payment of approximately $291,000 in the year 2000. As of November 30, 1998, Sirco Canada was in violation of a loan covenant, which violation was permanently waived by the bank. Sirco Canada does not have a working capital lender or letter of credit facility. The Company uses the letter of credit facility from its financing agreement with Coast to open letters of credit for purchases made directly by Sirco Canada. Sirco Canada reimburses the Company for all appropriate expenditures made on behalf of Sirco Canada. Sirco Canada is part of the wholesale luggage division which the Company plans to divest.

         In fiscal 1998, the Company had approximately $198,000 in capital expenditures. The Company expects to make additional capital expenditures for equipment for its telecommunications division over the next twelve months, but does not expect them to be significant.

         At November 30, 1998, the Company owned approximately 31% of Access One, a Florida-based competitive local exchange carrier that had at February 24, 1999, approximately 18,000 installed access lines and revenues of approximately $900,000 per month. Although Access One has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for its stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. The Company has been furnished by Access One a written valuation of Access One's access lines, which notes that current market values of the access lines of publicly held CLECs are in the range of $400 to $550 per installed access line. Although Access One has experienced operating losses, and requires additional funding to execute its business plan, and the report of the independent auditors of Access One for its year ended October 31, 1998 indicates that there is substantial doubt about Access One's ability to continue as a going concern, the Company has determined, based upon such valuation, that there is not a permanent impairment of value with regard to the investment of approximately $1,515,000 in Access One that is recorded on the Company's books. The investment in Access One is recorded on the Company's books by the equity method of accounting.

         Management believes that the retail division's working capital and cash flow from operations will be sufficient to meet the cash and capital requirements for the Company's retail division for the next twelve months. However, if the Company is unable to successfully divest its luggage division, and the depressed levels of sales of the luggage division continue to generate operating losses and require operating cash, the Company may experience temporary cash shortages, which could have an adverse effect on the financial condition or results of operations of both the retail division and the telecommunications division.

         The report of the independent auditors on the Company's 1998 financial statements indicates there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will need to raise up to $2 million to meet the cash requirements for its telecommunications division contemplated by the fiscal 1999 business plan for that division. There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division. The inability to carry out this plan may result in the continuance of unprofitable operations, which would adversely affect the financial condition and results of operations of the Company.

Impact of Year 2000

         The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This reading could result in a system failure or miscalculations and cause a disruption in operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

  Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software and hardware so that its systems will function properly with respect to the dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and hardware, the Year 2000 issue will not pose significant operational problems for its systems. The modifications required primarily affect the information systems utilized by the luggage division, which the Company plans to divest. The Company believes its retail division's computer-controlled system is compliant, and the telecommunication's computer-controlled system is in the process of transferring to computer programs which are compliant.

  The Company is in the process of contacting all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect in the Company's systems. The telecommunications division has identified that the third party which processes Essex's customer invoices is not compliant with the Year 2000 issues. The Company has identified another third party which is compliant, and if needed, the Company will utilize the new third party source for customer invoicing by June 1999 should its current billing provider fail to convert its systems six months before the year 2000.

  The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 compliance. The Company's objective is to complete the Year 2000 project not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project for the Company is estimated to be less than $100,000. Through year-end 1998, the Company has incurred approximately $40,000 in expenses related to the assessment of, and preliminary efforts on, its Year 2000 project and the development and implementation of various plans for systems modifications and testing.

  All costs associated with the Year 2000 project are being funded through operating cash flow. Costs and timetables for Year 2000 projects associated with corporate mergers and acquisitions are not included in the above estimates, and will be funded on a case-by-case basis as they occur.

  The costs of the project and the date which the Company has established to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unanticipated mergers and acquisitions, and similar uncertainties.


Income Taxes

  The Company has recorded no current United States income tax expense in fiscal 1998 and has recorded a Canadian income tax benefit of approximately $158,000. At November 30, 1998, a full valuation allowance was provided on net deferred tax assets of $3,800,000 based upon the Company's recent history of losses and the uncertainty surrounding the Company's ability to recognize such assets. Should the Company be successful in divesting its luggage division, the net operating loss carryforward available to the Company relating to losses of the luggage division, or approximately $8,400,000, may no longer be available to the Company to reduce future taxable income.


New Accounting Standards

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 effective November 30, 1998. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997. Accordingly, the Company will adopt this standard for its fiscal year ending November 30, 1999.

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas and major customers. The provisions of Statement 131 are effective for periods beginning after December 15, 1997. Accordingly, the Company will adopt this standard for its fiscal year ending November 30, 1999. The application of Statement 131 may require additional business segment disclosure than what the Company currently provides in its financial statements.



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

                                    Part III

Item 10. - Directors and Executive Officers of the Company

         The following table contains certain information regarding directors and executive officers of the Company as of February 24, 1999:

Name and Position                           Principal Occupation for Past 5 Years and
With the Company               Age          Current Public Directorships or Trusteeships
----------------               ---          --------------------------------------------
Joel Dupre                     45           Director   since  1990;   Chairman  of  the  Board  and  Chief
                                            Executive  Officer of the Company since March 1995;  Executive
                                            Vice  President  from  November  1992 to March 1995 and a Vice
                                            President from 1989 to 1992.

Eric M. Hellige                44           Director  since 1995 and  Secretary  of the  Company;  Partner for more  than  five  years of Pryor  Cashman  Sherman & Flynn
                                            LLP, counsel to the Company.

Richard Pyles                  42           Senior Vice  President  of the Company  since  November  1996;
                                            Vice  President of Marketing and Sales from  September 1992 to
                                            November 1996.

Paul H. Riss                   43           Director   since  1995,  and  Chief   Financial   Officer  and
                                            Treasurer  of  the  Company   since   November   1996;   Chief
                                            Financial   Officer   of   Sequins   International   Inc.,   a
                                            manufacturer  of  sequined  fabrics  and  trimmings  from June
                                            1992 to November 1996.

Anthony Scalice                62           Director  since May 1998,  and President  and Chief  Executive
                                            Officer  of  Essex   Communications,   Inc.,  a   wholly-owned
                                            subsidiary of the Company,  since February 1998;  President of
                                            Pinnacle  Telephone  Consultants,  Inc., a  telecommunications firm specializing in the private payphone industry,  from June
                                            1997  to  February   1998;   President   of  Crescent   Public
                                            Communications,  Inc., a private sales and servicing  company,
                                            from   May   1995  to  May   1997;   President   of   Pinnacle
                                            Telecommunications  Consultants,  Inc.,  from July 1991 to May
                                            1995.

Barrie Sommerfield             69           Director  since  April  1997;  Chairman  or Vice  Chairman  of
                                            Gore,  Sommerfield,  Ditnes International,  Inc., a consultant for trademark licenses, for more than five years.

Eric Smith                     54           Director since 1988;  Vice  President-General  Manager of West
                                            Coast Distribution Center since 1983.

         The term of office of the directors is one year, expiring on the date of the next annual meeting and thereafter until their respective successors shall have been elected and shall qualify, or until their death, resignation or removal. Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities ("10% Stockholders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and 10% Stockholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file. For the year ended November 30, 1998 Anthony Scalice, a director of the Company, failed to file in a timely manner a Statement of Initial Beneficiary Ownership on Form 3.


Item 11. - Executive compensation

Summary of Cash and Certain Other Compensation

         The following table sets forth, for the last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company and all other executive officers of the Company who received more than $100,000 in compensation during fiscal 1998 (collectively referred to as the "Named Executives"):

                                            Summary Compensation Table

                                                                                               Long Term
                                                  Annual Compensation                   Compensation Awards
                                        ----------------------------------------
                                                                   Other Annual
        Name and                                                   Compensation      Options(3)       All Other
   Principal Position         Year      Salary(s)     Bonus(s)          ($)             (#)         Compensation
   ------------------         ----      ---------     --------          ---             ---         ------------
Joel Dupre                    1998        $223,333          None       None              125,000        None
  Chairman of the Board       1997         240,000          None       None               80,000        None
  & Chief Exec. Officer       1996         216,667          None       None               80,000        None

Richard Pyles (1)             1998          95,833          None       None               20,000        None
   Senior Vice President      1997         100,000        $6,000       None                5,000        None
                              1996          98,341          None       None              135,000        None

Paul H. Riss (2)              1998         120,833          None       None               50,000        None
Chief Financial Officer       1997         125,000          None       None               40,000        None
                              1996          12,354          None       None               70,000        None

--------------------------
(1) Mr. Pyles was elected Senior Vice President in November 1996. At all other times, Mr. Pyles served as Vice President-Marketing and Sales of the Company.

(2)  Mr. Riss has been Chief  Financial  Officer of the Company  since  November
     1996.

(3)  Options  have been  adjusted  to reflect a  two-for-one  stock split in May
     1997.

Board of Directors Compensation

         The Company does not currently compensate directors for service on the Board of Directors.

Option Grant Table

         The following table sets forth information as to the options granted to the Named Executives and all other employees during the fiscal year ended November 30, 1998.

                                            Individual Grants

                                        Percent of
                                        Total                                     Potential Realizable
                           Number of    Options/                                  Value at Assumed
                           Securities   SARs                                      Annual rates of Stock
                           Underlying   Granted to                                Price Appreciation
                           Options/     Employees     Exercise or                 for Option Term(3)
                           SARs         in Fiscal     Base Price     Expiration
Name                       Granted(1)   Year(2)       ($/Share)      Date         5% ($)     10% ($)
----------------------------------------------------------------------------------------------------------
Joel Dupre                 125,000(4)   41.7%         $2.13          01/29/03     $73,600    $162,500

Richard Pyles              20,000(4)      6.7           1.94         01/29/03       10,700      23,700

Paul H. Riss               50,000(4)    16.7            1.94         01/29/03       26,800      59,200

All Other
Employees                  68,500(4)    22.9            1.94         01/29/03       36,700      76,600
                           36,000(5)    12.0            2.88         08/14/03       28,600      63,300

---------------
(1) No SAR's were granted by the Company in fiscal 1998.

(2) In fiscal 1998, the Company granted options on 140,000 shares, as adjusted for a two-for-one stock split in May 1997, of the Common Stock to six employees.

(3) The amounts shown in these two columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Commission's executive compensation disclosure rules and are not intended to forecast the future appreciation of the Common Stock.

(4) Options become exercisable on the first anniversary date of the option grant date of January 29, 1998.

(5) Options become exercisable on the first anniversary date of the option grant date of August 14, 1998.

Stock Option Exercises

         The following table contains information relating to the exercise of the Company's stock options by the Named Executives in fiscal 1998, as well as the number and value of their unexercised options as of November 30, 1998.

                             Aggregated Option Exercises in Last Fiscal Year
                                    and Fiscal Year-End Option Values

                                                 Number of Securities
                                                 Underlying Unexercised          Value of Unexercised
                   Shares                        Options at                      In-the-Money Options
                   Acquired on      Value        Fiscal Year-End(#)(1)           at Fiscal Year End($)(2)
Name               Exercise(#)      Realized($)  Exercisable  Unexercisable      Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------
Joel Dupre              --               --        125,000      165,000               --             --

Richard Pyles           --               --          20,000       10,000              --             --

Paul H. Riss            500           3,000          97,000       57,500              --             --

-----------
(1) The sum of the numbers under the Exercisable and Unexercisable column of this heading represents each Named Executives total outstanding options to purchase Common Stock.

(2) The dollar amounts shown under the Exercisable and Unexercisable columns of the heading represent the number of exercisable and unexercisable Company options, respectively, which were "In-the-Money" on November 30, 1998, multiplied by the difference between the closing price of the Common Stock on November 30, 1998, which was $0.97 per share, and the exercise price of the Company options. For purposes of these calculations, In-the-Money options are those with an exercise price below $0.97 per share.



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

                                     Projected Benefits at Retirement
                                             Years of Service
----------------------------------------------------------------------------------------------------------
                                 15           20            25              30           35
             Salary(1)
----------------------------------------------------------------------------------------------------------
             $20,000         $ 3,750      $ 5,000       $ 6,250        $  7,500      $  8,750
              25,000           4,625        6,250         7,313           9,375        10,938
              30,000           5,625        7,500         9,375          11,250        13,125
              35,000           6,563        8,750        10,938          13,125        15,313
              40,000           7,500       10,000        12,500          15,000        17,500
              50,000           9,980       12,604        15,625          18,750        21,875
              75,000          17,105       22,104        26,948          31,986        37,249
             100,000          24,730       31,604        38,873          46,236        53,874
             125,000          31,355       41,104        50,698          60,406        70,499
             150,000(2)       38,480       50,004        62,573          74,736        87,124
             175,000          45,605       60,104        74,448          88,986       103,749
             200,000          52,730       69,604        86,323         103,236       120,374(3)

------------
(1) The annual benefits shown in the Table are integrated with Social Security and there are no other offsets to benefits.

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

         The estimated credited years of service for each of the executive officers named in the Summary Compensation Table is as follows: Joel Dupre (12 years), Richard Pyles (3 years) and Paul H. Riss (none). The frozen accrued monthly benefit for Mr. Dupre and Mr. Pyles is $1,678 and $239, respectively. $150,000 of Mr. Dupre's compensation shown in the Summary Compensation Table was used to compute his projected benefit under the Retirement Plan.

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


Board  of  Directors  Interlocks  and  Insider   Participation  in  Compensation
Decisions

         The following members of the Board of Directors were officers of the Company or a subsidiary of the Company during the fiscal year ended November 30, 1998: Joel Dupre, Eric Smith, Paul H. Riss and Anthony Scalice. Such members participated in deliberations of the Company's Board of Directors concerning executive officer compensation during the fiscal year ended November 30, 1998.


Item 12. - Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 26, 1999, the names, addresses and number of shares of Common Stock beneficially owned by all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, and the names and number of shares beneficially owned by all directors of the Company and all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                           Shares              Percent of
                                                           Beneficially        of Outstanding
         Name and Address                                  Owned               Common Stock
         ----------------                                  -----               ------------
         Joel Dupre(1)                                     787,668             11.4%
         c/o Sirco International Corp.
         24 Richmond Hill Avenue
         Stamford, Connecticut 06901

         Paul H. Riss(2)                                   142,000             2.1%

         Anthony Scalice(3)                                 97,500             1.5%

         Eric M. Hellige(4)                                 44,760             less than 1%

         Richard Pyles (5)                                  30,000             less than 1%

         Eric Smith(5)                                      30,000             less than 1%

         Barrie Sommerfield(6)                              20,200             less than 1%

         All directors and executive officers              1,127,128           15.7%
         of the Company as a group (seven individuals)

------------
(1) Includes 265,000 shares of Common Stock subject to options which are presently exercisable, and includes 25,000 shares for which Mr. Dupre has granted to Mr. Hellige stock purchase options.

(2) Includes 137,000 shares of Common Stock subject to options which are presently exercisable.

(3) Includes 50,000 shares of Common Stock subject to warrants which are presently exercisable.

(4) Includes 25,000 shares of Common Stock subject to options granted by Mr. Dupre which are presently exercisable and 19,760 shares issuable upon the conversion of 33 shares of Series A Convertible Preferred Stock owned by Mr. Hellige.

(5) Consists of 30,000 shares of Common Stock subject to options which are presently exercisable.

(6) Includes 20,000 shares of Common Stock subject to options which are presently exercisable.

Item 13. - Certain Relationships and Related Transactions

         Mr. Joseph Takada, the beneficial owner of approximately 4.9% of the outstanding shares of Common Stock, is the Managing Director of Ideal Pacific Ltd, ("Ideal"), the Company's manufacturing agent in Hong Kong. During the fiscal year ended November 30, 1998, the Company paid aggregate commissions of approximately $18,000 to Ideal. Mr. Cheng-Sen Wang, the beneficial owner of approximately 2.7% of the outstanding shares of Common Stock, is the Managing Director of Kao-Lien International Co., Ltd. ("Kao-Lien"), the Company's manufacturing agent in Taiwan. During the fiscal year ended November 30, 1998, the Company paid aggregate commissions of approximately $295,000 to Kao-Lien. Mr. Albert Cheng, the beneficial owner of 2.7% of the outstanding shares of Common Stock, is the President of Constellation Enterprise Co., Ltd. ("Constellation"). During the fiscal year ended November 30, 1998, the Company purchased approximately $548,000 of luggage and backpack products from Constellation.

         During the fiscal year ended November 30, 1998, the Company purchased approximately $783,000 in luggage products from Evereal Industries Limited, a beneficial owner of 0.7% of the outstanding shares of Common Stock; $896,000 in luggage products from Hing Wah Leather Products Mfy. Ltd., a beneficial owner of 0.5% of the outstanding shares of Common Stock; and $61,000 in luggage products from Koon Hing Plastic Factory, a beneficial owner of 0.5% of the outstanding shares of Common Stock.

         In May 1998, Ideal accepted 66,667 shares of Common Stock and Constellation accepted 88,889 shares of Common Stock in settlement of unpaid debts from the Company amounting to $300,000 and $400,000, respectively. The Company is obligated to issue additional shares of Common Stock to Ideal and Constellation, of up to 66,667 shares and 88,889 shares, respectively, should the sale of the shares issued in May 1998 obtain a selling price of less than $4.50 per share.

         At  November   30,  1998,   the  Company   owed  Ideal,   Kao-Lien  and
Constellation approximately $69,000, $107,000 and $253,000, respectively.

         In December 1998 and February 1999, Mr. Dupre lent the Company $110,000 and $225,000, respectively. Such loans are for a term of two years and bear interest at the rate of 8% per annum.

         Paul H. Riss, a director and the Chief Financial Officer of the Company, is a member of the Board of Directors of Access One, an affiliate of the Company. Mr. Riss owns options to purchase 100,000 shares of common stock of Access One. The Company's Chairman and Chief Executive Officer, Joel Dupre, owns 306,000 shares of common stock of Access One, or approximately 2.4% of the outstanding shares, and owns options to purchase an additional 150,000 shares.

         Eric M. Hellige, a director of the Company, is a member of Pryor Cashman Sherman & Flynn LLP, counsel to the Company ("Pryor, Cashman"). Fees paid by the Company to Pryor, Cashman for legal services rendered during the fiscal year ended November 30, 1998 did not exceed 5% of such firm's or the Company's revenues. Mr. Hellige owns 25,000 shares of common stock of Access One, an affiliate of the Company.

         Barrie Sommerfield, a director of the Company, is the Chairman of Gore, Sommerfield, Ditnes International, Inc. ("Gore Sommerfield"), a firm which provides consulting services to the Company with regard to the licensing of trademarked names. The Company paid fees to Gore Sommerfield in fiscal 1998 of approximately $17,000.

         The Company believes that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.    Financial Statements.
         2.    Financial Statement schedules
         3.    Exhibits
               (3) Articles of Incorporation and By-laws
                  (a) Certificate of Incorporation,  as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.
                  (b) Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.
                  (c) Certificate   of   Amendment   to   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.
                  (d) Certificate   of   Amendment   to   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.
                  (e) Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 30, 1995.
                  (f) Certificate of Amendment of  Certificate of  Incorporation
                      filed February 17, 1999.
                  (g) By-laws,  amended  and  restated  as  of  December,  1996, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
              (10)     Material Contracts
                  (a) Stock Purchase  Agreement  dated February 27, 1998 between the Company and the shareholders of Essex Communications, Inc., incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K dated November 30, 1997.
                  (b) Lease   Agreement   dated   February   14,  1990   between
                      Oro-May-Broward Investment Company and the Company for property located in La Mirada, California, incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended November 30, 1989, as amended.
                  (c) Sirco   International   Corp.   1995  Stock  Option  Plan,
                      incorporated by reference to Exhibit 10(I) to the Company's Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
                  (d) Sirco  International  Corp.  1996  Restricted  Stock Award
                      Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1996.
                  (e) Employment  Agreement,  dated November 5, 1996 between the
                      Company  and  Paul  Riss,  incorporated  by  reference  to
                      Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

                  (f) Loan and  Security  Agreement,  dated  December  16, 1996, between the Company and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
                  (g) Promissory  Note,  dated  December 17,  1998,  between the
                      Company and Joel Dupre, Chairman and Chief Executive Officer.
                  (h) Promissory  Note,  dated  January  29,  1999,  between the
                      Company and Joel Dupre, Chairman and Chief Executive Officer.


              (22) Subsidiaries of Company - The significant subsidiaries of Company, all of which are wholly-owned by Company and included in its consolidated financial statements, are as follows:

    Name                                          Jurisdiction of Organization
    ----                                          ----------------------------
    Airline Ventures, Inc.                        Texas
    Essex Communications, Inc.                    New York
    Sirco Industries, Limited                     Hong Kong
    Sirco International (Canada) Limited          Canada
    WebQuill Internet Services LLC.               Connecticut
    American Telecom LLC                          Connecticut

              (23) Consent of Nussbaum Yates & Wolpow, P.C.
              (27) Financial Data Schedule


     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 1999.

                                           SIRCO INTERNATIONAL CORP.
                                                 (Company)



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

  Signature                                    Title                            Date
---------------------            ------------------------------------      ------------------
/s/ Joel Dupre                   Chairman and Chief Executive Officer      February 26, 1999
--------------                   (Principal Executive Officer)
Joel Dupre


/s/ Paul H. Riss                 Chief Financial Officer and Director      February 26, 1999
-----------------                (Principal Financial and
Paul H. Riss                     Accounting Officer)


/s/ Eric M. Hellige              Director                                  February 26, 1999
-------------------
Eric M. Hellige


/s/ Anthony Scalice              Director                                  February 26, 1999
-------------------
Anthony Scalice


/s/ Barrie Sommerfield           Director                                  February 26, 1999
----------------------
Barrie Sommerfield


/s/ Eric Smith                   Director                                  February 26, 1999
--------------
Eric Smith


                                    FORM 10-K
                              ITEM 14(a)(1) AND (2)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Sirco International Corp. and Subsidiaries are included in Item 8:

    Report of Independent Auditors                                    F-2 -  F-3

    Consolidated balance sheets - November 30, 1998 and 1997          F-4 -  F-5

    Consolidated statements of operations - Years ended November 30,
      1998, 1997 and 1996                                                 F-6

    Consolidated statements of stockholders' equity - Years ended
      November 30, 1998, 1997 and 1996                                F-7 -  F-8

    Consolidated statements of cash flows - Years ended November 30,
      1998, 1997 and 1996                                             F-9 - F-10

    Notes to consolidated financial statements - Years ended November
      30, 1998, 1997 and 1996                                         F-11- F-40

The following consolidated financial statement schedules of Sirco International Corp. and Subsidiaries are included in Item 14(d):

    Schedule II - Valuation and qualifying accounts - Years ended
       November 30, 1998, 1997 and 1996                                   F-41

Access One Communications Corp and Subsidiaries:

    Report of Independent Auditors                                        F-42

      Consolidated balance sheets - October 31, 1998 and 1997             F-43

      Consolidated statements of operations - Years ended
        October 31, 1998 and 1997                                         F-44

      Consolidated statement of stockholders' equity (deficiency) -
        Years ended October 31, 1998 and 1997                             F-45

      Consolidated statements of cash flows - Years ended October
        31, 1998 and 1997                                                 F-46

      Notes to consolidated financial statements- Years ended October
        31, 1998 and 1997                                             F47 -  F62

All other schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                         Report of Independent Auditors


The Board of Directors and Shareholders
Sirco International Corp.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheets of Sirco International Corp. and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirco International Corp. and its subsidiaries as of November 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended November 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The Board of Directors and Shareholders
Sirco International Corp.




The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and has incurred significant losses from its operations. Further, as of November 30, 1998, the Company was in default of certain debt covenants contained in its financing agreement which could result in termination of the agreement and the debt becoming due and payable immediately. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We had previously issued our report on the consolidated financial statements and related schedules referred to above for the year ended November 30, 1997. That report indicated that the 1997 consolidated financial statements of Access One Communications Corp., an entity in which the Company had an investment accounted for under the equity method, were audited by other auditors and that our report was based, in part, upon the report of the other auditors. Our report herein differs from the previously issued report in that, based upon additional procedures performed with respect to Access One Communications Corp., our report is based on our audit.





                                                /s/NUSSBAUM YATES & WOLPOW, P.C.
                                                --------------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.


Melville, New York
February 12, 1999
February 25, 1999 as to the last paragraph of Note 2

                           SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                   NOVEMBER 30, 1998 AND 1997


                                             ASSETS

                                                                        1998             1997
                                                                    -----------     -----------
Current assets:
    Cash and cash equivalents .................................     $   352,489     $   114,190
Accounts receivable, principally trade - net of
      allowance of  $337,000 and $200,000 in 1998
      and 1997 ................................................       1,565,727       3,166,804
    Inventories ...............................................       4,397,635       7,707,631
    Prepaid expenses ..........................................         199,805         253,225
    Other current assets  .....................................          36,791          44,231
    Recoverable income taxes ..................................         149,902         125,517
                                                                    -----------     -----------

                         Total current assets .................       6,702,349      11,411,598
                                                                    -----------     -----------
Property, plant and equipment - at cost:
    Land ......................................................         185,279         199,425
    Building ..................................................         459,788         494,891
    Machinery and equipment ...................................         941,127         748,085
    Leasehold improvements ....................................         320,132         320,132
                                                                    -----------     -----------
                                                                      1,906,326       1,762,533
    Less accumulated depreciation and amortization ............       1,070,852         935,220
                                                                    -----------     -----------

                                                                        835,474         827,313
                                                                    -----------     -----------
Other assets:
    Investment in and advances to subsidiary ..................         464,573         514,797
    Goodwill, net of accumulated amortization of $110,302 in
       1998 ...................................................       1,377,958              --
    Investment in affiliate, net of accumulated amortization of
       $375,000 in 1998 .......................................       1,476,434       1,080,000
    Other .....................................................         172,254         207,940
                                                                    -----------     -----------

                                                                      3,491,219       1,802,737
                                                                    -----------     -----------

                         Total assets .........................     $11,029,042     $14,041,648
                                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                                       F-4
                                   (Continued)

                               SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                       NOVEMBER 30, 1998 AND 1997

                                  LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            1998              1997
                                                                        ------------      ------------
Current liabilities:
    Current maturities of long-term debt ..........................     $  3,193,344      $  1,522,060
    Due to related parties ........................................          519,596           974,046
    Accounts payable ..............................................          993,779         2,489,259
    Accrued expenses and taxes ....................................        1,661,420         1,318,863
                                                                        ------------      ------------

                         Total current liabilities ................        6,368,139         6,304,228
                                                                        ------------      ------------

Long-term debt, less current maturities ...........................          290,994         4,521,795
                                                                        ------------      ------------

Due to related parties and accounts payable refinanced ............          615,829              --
                                                                        ------------      ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock,  $.10 par value;  1,000,000 shares
       authorized,  700 shares issued in 1998, liquidation
       preference $1,000 per share ................................               70              --
    Common stock, $.10 par value; 20,000,000 shares
       authorized in 1998 and 10,000,000 shares
       authorized in 1997, 6,343,316 and 4,300,400
       shares issued in 1998 and 1997 .............................          634,331           430,040
    Capital in excess of par value ................................       12,851,015         7,753,368
Deficit ...........................................................       (8,864,535)       (3,887,532)
    Treasury stock at cost, 11,000 shares .........................          (27,500)          (27,500)
    Treasury stock held by equity investee ........................         (159,396)         (420,000)

    Accumulated foreign currency translation
       adjustment .................................................         (679,905)         (632,751)
                                                                        ------------      ------------


                         Total stockholders' equity ...............        3,754,080         3,215,625
                                                                        ------------      ------------

                         Total liabilities and stockholders' equity     $ 11,029,042      $ 14,041,648
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                             SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                        1998               1997              1996
                                                    ------------      ------------      ------------
Net sales .....................................     $ 17,037,186      $ 16,007,983      $ 27,745,955
Cost of goods sold ............................       13,971,644        13,802,712        20,657,633
                                                    ------------      ------------      ------------

Gross profit ..................................        3,065,542         2,205,271         7,088,322

Selling, warehouse, general and administrative
   expenses ...................................        6,445,648         5,166,849         5,905,152
                                                    ------------      ------------      ------------

Income (loss) from operations .................       (3,380,106)       (2,961,578)        1,183,170
                                                    ------------      ------------      ------------
Other (income) expense:
   Interest expense ...........................          514,033           573,544           772,812
   Interest income ............................          (49,843)          (63,506)          (58,214)
   Loss on equity investment ..................        1,423,300              --                --
   Commission and other income, net ...........         (132,618)         (477,934)         (456,873)
                                                    ------------      ------------      ------------

                                                       1,754,872            32,104           257,725
                                                    ------------      ------------      ------------

Income (loss) before provision for income taxes       (5,134,978)       (2,993,682)          925,445

Provision for (recovery of) income taxes ......         (157,975)         (125,517)          303,209
                                                    ------------      ------------      ------------

Net earnings (loss) ...........................     ($ 4,977,003)     ($ 2,868,165)     $    622,236
                                                    ============      ============      ============
Net earnings (loss) per common share -
   basic ......................................     ($       .96)     ($       .88)     $        .24
                                                    ============      ============      ============
Net earnings (loss) per common share -
   diluted ....................................     ($       .96)     ($       .88)     $        .23
                                                    ============      ============      ============
Number of common shares used in basic
   earnings (loss) per share ..................        5,184,748         3,243,392         2,582,688

Incremental shares from assumed conversions
   of options and warrants ....................             --                --              88,384
                                                    ------------      ------------      ------------
Number of common shares used in diluted
   earnings (loss) per share ..................        5,184,748         3,243,392         2,671,072
                                                    ============      ============      ============

          See accompanying notes to consolidated financial statements.

                                            SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996





                                           Preferred Stock                 Common Stock              Capital
                                        ----------------------       -----------------------      In Excess of
                                        Shares       Amount           Shares        Amount           Par Value        Deficit
                                        ------       ------           ------        ------           ---------        -------
Balance, November 30, 1995                 -          $  -           2,430,400      $243,040        $3,906,014      ($1,641,603)
   Net income                                                                -             -                 -          622,236
   Exercise of stock options               -             -             200,000        20,000           230,000                -
   Currency translation
     adjustment                            -             -                   -             -                 -                -
                                        -------        ------        ---------      --------        ----------      -----------
Balance, November 30, 1996                 -             -           2,630,400       263,040         4,136,014       (1,019,367)
   Net loss                                                                  -             -                 -       (2,868,165)
   Exercise of stock options               -             -             145,000        14,500           151,750                -
   Issuance of common stock
     in private placement                  -             -             400,000        40,000           569,000                -
   Exercise of warrants                    -             -             700,000        70,000         1,439,104                -
   Stock issued for equity
     investment in Access One
     Communications Corp.                  -             -             425,000        42,500         1,457,500                -
   Treasury stock acquired by
     equity investee                       -             -                   -             -                 -                -
   Currency translation
     adjustment                            -             -                   -             -                 -                -
                                        -------        ------        ---------      --------        ----------      -----------

Balance, November 30, 1997                 -             -           4,300,400       430,040         7,753,368       (3,887,532)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                                       Accumulated
                                                          Treasury        Foreign
                                                         Stock Held      Currency
                                          Treasury        by Equity     Translation
                                           Stock          Investee       Adjustment
                                         ---------        --------      -----------
Balance, November 30, 1995               ($27,500)        $    -        ($ 583,023)
   Net income                                   -              -                 -
   Exercise of stock options                    -              -                 -
   Currency translation
     adjustment                                 -              -            11,332
                                          -------         --------       ---------
Balance, November 30, 1996                (27,500)             -          (571,691)
   Net loss                                     -              -                 -
   Exercise of stock options                    -              -                 -
   Issuance of common stock
     in private placement                       -              -                 -
   Exercise of warrants                         -              -                 -
   Stock issued for equity
     investment in Access One
     Communications Corp.                       -              -                 -
   Treasury stock acquired by
     equity investee                            -         (420,000)              -
   Currency translation
     adjustment                                 -              -           (61,060)
                                          -------         --------       ---------

Balance, November 30, 1997                (27,500)        (420,000)       (632,751)


          See accompanying notes to consolidated financial statements.

                                   (Continued)

                                             SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                            YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996


                                                                Preferred Stock            Common Stock               Capital
                                                               -----------------      ----------------------      In Excess of
                                                               Shares     Amount       Shares          Amount        Par Value
                                                               ------     ------       ------          ------        ---------
Balance, November 30, 1997 .................................     --          --       4,300,400        430,040       7,753,368
   Net loss ................................................     --          --            --             --              --
   Exercise of stock options ...............................     --          --          15,000          1,500          16,688

   Stock issued for debt retire-
     ment- .................................................     --          --         260,000         26,000       1,144,000
   Exercise of warrants ....................................     --          --         212,000         21,200         446,704
   Stock issued for acquisition of
     Essex Communications, Inc. ............................     --          --         350,000         35,000         702,820
   Stock issued for acquisition of
     Webquill Internet Services, LLC .......................     --          --         375,000         37,500         637,500
   Issuance of preferred stock .............................     700           70          --             --           651,315
   Stock issued for services ...............................     --          --          30,916          3,091          19,520
   Stock issued for equity investment
     in Access One Communications ..........................     --          --         800,000         80,000       1,479,100
   Reduction in treasury stock held by
     equity investee .......................................     --          --            --             --              --
   Currency translation adjustment .........................     --          --            --             --              --
                                                                 ---     --------     ---------     ----------     -----------

Balance, November 30, 1998 .................................     700     $     70     6,343,316     $  634,331     $12,851,015
                                                                 ===     ========     =========     ==========     ===========

                                             SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                            YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                                                                              Accumulated
                                                                                                 Treasury      Foreign
                                                                                                Stock Held     Currency
                                                                                  Treasury       by Equity    Translation
                                                                    Deficit         Stock        Investee      Adjustment
                                                                  ----------       -------       --------       --------
Balance, November 30, 1997 .................................      (3,887,532)      (27,500)      (420,000)      (632,751)
   Net loss ................................................      (4,977,003)         --             --             --
   Exercise of stock options ...............................            --            --             --             --

   Stock issued for debt retire-
     ment- .................................................            --            --             --
   Exercise of warrants ....................................            --            --             --             --
   Stock issued for acquisition of
     Essex Communications, Inc. ............................            --            --             --             --
   Stock issued for acquisition of
     Webquill Internet Services, LLC .......................            --            --             --             --
   Issuance of preferred stock .............................            --            --             --             --
   Stock issued for services ...............................            --            --             --             --
   Stock issued for equity investment
     in Access One Communications ..........................            --            --             --             --
   Reduction in treasury stock held by
     equity investee .......................................            --            --          260,604           --
   Currency translation adjustment .........................            --            --             --          (47,154)
                                                                 -----------      --------      ---------      ---------

Balance, November 30, 1998 .................................     ($8,864,535)     ($27,500)     ($159,396)     ($679,905)
                                                                 ===========      ========      =========      =========

           See accompanying notes to consolidated financial statements

                                SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996


                                                              1998             1997              1996
                                                           -----------      -----------      -----------
Operating activities:
Net income (loss) ....................................     ($4,977,003)     ($2,868,165)     $   622,236
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization ...................         227,005          110,168          254,321
     Loss on equity investment including goodwill
      amortization of $375,000 .......................       1,423,300
     Stock issued for services .......................          22,611             --               --
     Provision for losses on accounts receivable
       and other assets ..............................         299,000          278,000           32,000
     (Gain) loss on sale of property, plant and
       equipment .....................................            --              7,012           (1,601)
     Changes in operating assets and liabilities,
       net of effects of acquisitions:
         Accounts receivable .........................       1,289,333         (594,077)        (663,322)
         Inventories .................................       3,275,479       (3,325,876)       1,354,698
         Prepaid expenses ............................          42,988           12,926            1,643
         Other current assets ........................           6,595           79,014            1,134
         Other assets ................................          41,839          (60,538)           6,967
         Due to related parties ......................         652,159          713,858          (56,722)
         Accounts payable and accrued expenses .......        (495,661)        (531,320)         178,393
         Income taxes ................................         (24,930)        (448,240)         314,425
                                                           -----------      -----------      -----------

Net cash provided by (used in) operating activities ..       1,782,715       (6,627,238)       2,044,172
                                                           -----------      -----------      -----------

Investing activities, net of effects of acquisitions:
   Purchases of property, plant and equipment ........         (57,765)         (87,045)        (339,179)
   Proceeds from sale of property, plant and equipment            --              3,607            7,038
   Cash inflow from agreement to sell subsidiary .....          50,224           25,700             --
   Payment of certain obligations of WebQuill Internet
     Services, LLC ...................................        (150,000)            --               --
                                                           -----------      -----------      -----------

Net cash used in investing activities ................        (157,541)         (57,738)        (332,141)
                                                           -----------      -----------      -----------

          See accompanying notes to consolidated financial statements.

                                   (Continued)

                              SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996


                                                            1998              1997             1996
                                                        -----------      -----------      -----------
Financing activities:
   Repayment of loans payable to financial
     institutions and short-term loans payable
     to related parties, net ......................     $      --        ($1,600,821)     ($1,258,197)
   Proceeds from (repayment of) revolving credit
     line, net ....................................      (2,527,977)       5,714,056             --
   Repayment of long-term debt ....................          (8,470)          (6,550)        (460,301)
   Repayment of officer loan ......................            --               --            (35,000)
   Proceeds from exercise of stock options ........          18,188          166,250          250,000
   Proceeds from private placement of common stock             --            609,000             --
   Proceeds from exercise of warrants .............         467,904        1,509,104             --
   Proceeds from issuance of preferred stock ......         651,385             --               --
                                                        -----------      -----------      -----------

Net cash provided by (used in) financing activities      (1,398,970)       6,391,039       (1,503,498)
                                                        -----------      -----------      -----------

Effect of exchange rate changes on cash ...........          12,095           18,084            5,269
                                                        -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents ..         238,299         (275,853)         213,802

Cash and cash equivalents at beginning of year ....         114,190          390,043          176,241
                                                        -----------      -----------      -----------

Cash and cash equivalents at end of year ..........     $   352,489      $   114,190      $   390,043
                                                        ===========      ===========      ===========

Cash paid during the year for:
   Interest .......................................     $   502,005      $   510,869      $   675,006
                                                        ===========      ===========      ===========
   Income taxes ...................................     $      --        $   300,015      $      --
                                                        ===========      ===========      ===========


Supplemental disclosure of non-cash investing and financing activities:

   See Notes 2, 3, 8 and 16.

See accompanying notes to consolidated financial statements.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996


1.     Description of Business and Summary of Accounting Principles

       Description of Business and Concentration of Credit Risk

       Prior to the fiscal year ended November 30, 1998, substantially all of the Company's operations were as a wholesaler of children's bags, tote bags, sport bags, backpacks, soft luggage and related products generally under trademarked names and licensed from others principally in the United States and Canada. The principal markets for the Company's products are the large national retail chain stores, department stores, specialty stores and sporting goods retailers. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral.

       In fiscal 1997, the Company commenced operations, through its wholly owned subsidiary, Airline Ventures, Inc. ("AVI"), as a retailer that sells travel products, uniforms and study guides via retail stores, e-commerce sites and a website primarily to airline crew members.

       In fiscal 1998, the Company commenced operations, through the acquisition of a newly formed competitive local exchange carrier, Essex Communications, Inc. ("Essex") as a reseller of Bell Atlantic local and long-distance telecommunications services to local and long-distance customers in New York and New Jersey. In addition, in 1998, the Company acquired WebQuill Internet Services, LLC ("WebQuill"), an internet service provider ("ISP") based in Connecticut. WebQuill is a full service, value added ISP providing national dial-up access, dedicated access, website design, website hosting and e-commerce sites.

       On October 2, 1997, the Company acquired 28% of Access One Communications, Inc. ("Access"), formerly known as CLEC Holding Corp, a competitive local exchange carrier and a reseller of BellSouth local and long-distance telecommunications services to business and residential customers in the southeastern United States, principally Florida. During 1998, the Company acquired additional shares of Access (see Note 16).

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




1.      Description of Business and Summary of Accounting Principles (Continued)

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in a 31% owned affiliate are accounted for on the equity method.

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

       Income Taxes

       The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse and the effect of net operating loss carryforwards. Deferred tax expense is the result of changes in deferred tax assets and liabilities. A valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that such portion of the deferred tax assets will not be realized.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




1.      Description of Business and Summary of Accounting Principles (Continued)

       Income Taxes (Continued)

       Income taxes have not been provided on undistributed earnings of foreign subsidiaries, which amounted to approximately $2,900,000 as of November 30, 1998 because the Company expects to reinvest these earnings in the businesses of the subsidiaries.

       Revenue Recognition

       The luggage and retail  segments  recognize  revenue upon the shipment or
       delivery  of  merchandise.   The  telecommunications  segment  recognizes
       revenue as services are provided to customers.

       Earnings (Loss) Per Share

       For the year ended November 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS for all periods presented. Basic EPS excludes common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options and warrants were exercised. The effect of stock options and warrants on the calculation of earnings per common share was anti-dilutive in 1998 and 1997.

       Cash Equivalents

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



1.      Description of Business and Summary of Accounting Principles (Continued)

       Goodwill

       The excess cost over net assets acquired (goodwill) is being amortized on a straight-line basis over 7 years.

       Impairment of Long-Lived Assets

       The Company reviews its intangible assets and other long-lived assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the discounted future cash flows estimated to be generated by the acquired business is insufficient to recover the current unamortized balance of the intangible asset, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including (i) current operating results of the applicable business, (ii) projected future operating results of the applicable business, (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business, and (iv) any other material factors that affect the continuity of the applicable business. Management believes that no material impairment in the carrying value of long-lived assets existed at November 30, 1998 or 1997.

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in accounting for accounts receivable allowances, inventory valuations, income taxes, investments in and advances to its subsidiary, excess of costs over net assets of businesses acquired, and investment in affiliate.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



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

       New Accounting Standards

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt this standard for its fiscal year ending November 30, 1999.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



1.      Description of Business and Summary of Accounting Principles (Continued)

       New Accounting Standards (Continued)

       In July 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt this standard for its fiscal year ending November 30, 1999.


2.     Going Concern Matters and Realization of Assets

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from operations in its two most recent fiscal years. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet and sustain its obligations. Further, as of November 30, 1998, the Company was in default of certain debt covenants contained in its financing agreement which could result in termination of the agreement and the debt becoming due and payable immediately.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



2.     Going Concern Matters and Realization of Assets (Continued)

       In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

       Management has taken the steps described in the next two paragraphs to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence; however, there can be no assurance that management's plans can be accomplished.

       In January 1999, the Board of Directors of the Company decided to dispose of substantially all of the assets and liabilities of the Company's major business segment, its luggage business, and to focus all of its available resources on the remaining two business segments of the Company. While a formal plan of disposal has not yet been approved, management of the Company has entered into discussions with representatives of several potential buyers and believes that it will be able to successfully dispose of this segment's assets and liabilities, which will include the repayment of the Company's existing indebtedness to Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"). Disposal by sale or spin-off is under consideration and estimated gain or loss on disposal could vary materially depending on the particular plan selected. No provision has been made in the accompanying financial statements to account for this disposal. See Note 9 for additional financial information regarding this segment.

       In February 1999, the Company entered into various agreements to convert approximately $616,000 of trade accounts payable (as of November 30, 1998) with foreign suppliers (substantially all of whom are related parties), into common stock and, accordingly, such amount has been excluded from current liabilities as of November 30, 1998. Essex expects to increase its margins as they convert their lines to a Bell Atlantic leased network facility.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




3.     Acquisitions

       On February 27, 1998, the Company acquired all of the outstanding shares of common stock of Essex in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share. The warrants vest at the rate of 75,000 immediately; if certain performance conditions are met, the remaining warrants vest. In addition, if certain performance conditions are met, up to 625,000 additional shares of common stock may be issued. As of November 30, 1998, 100,000 additional shares were issued to the former shareholders of Essex as certain performance conditions were met. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $737,000, which is being amortized on a straight-line basis over 7 years. The results of operations of Essex are included in the accompanying financial statements from the date of acquisition.

       On August 14, 1998, the Company acquired all of the membership interests of WebQuill in exchange for 525,000 shares of the Company's common stock (of which 375,000 shares were delivered to the sellers and 150,000 shares were deposited in an escrow account and will be delivered upon attainment of certain performance conditions) and the payment of $150,000 of Webquill's obligations. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $750,000, which is being amortized on a straight-line basis over 7 years. The results of operations of WebQuill are included in the accompanying financial statements from the date of acquisition.

       Pro forma financial statements of the above acquisitions as if they occurred as of December 1, 1996 have not been presented since the results were not material. The above companies did not conduct significant operations prior to the acquisition date.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



4.     Loans Payable to Financial Institutions and Long-Term Debt

       On December 17, 1996, the Company entered into a financing agreement with Coast that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate (10% at November 30, 1998), matures on December 31, 1999, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees and a $100,000 annual limitation (as defined) on the acquisition or retirement of the Company's common and preferred stock. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. The Company had outstanding loans of $3,186,079 and $5,714,056 at November 30, 1998 and 1997 under this agreement. As of November 30, 1998, the Company was in default of certain debt covenants contained in its financing agreement which could result in termination of the agreement and the debt becoming due and payable immediately. Since the loan is callable by Coast, the entire amount outstanding to Coast has been classified as a current liability at November 30, 1998. The Company classified approximately $1,515,000 of the loan as a current liability at November 30, 1997, the amount scheduled for repayment during fiscal 1998.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996





4.      Loans Payable to Financial Institutions and Long-Term Debt (Continued)

       In August 1995, the Company's Canadian subsidiary refinanced a real property mortgage of approximately $368,000. The mortgage is payable in monthly installments of approximately $3,138 including interest at 10.25% with a balloon payment of approximately $291,000 in the year 2000. Substantially all of the assets of the Canadian subsidiary have been pledged as collateral for the above loans. The Canadian subsidiary has agreed to certain financial covenants (current ratio, debt-to-equity ratio, debt service coverage) and may not pay dividends to the parent.

       Long-term debt consists of the following:

                                                    1998                1997
                                                 ----------          ----------

       Loan payable to Coast                     $3,186,079          $5,714,056

       Subsidiary mortgage payable                  298,259             329,799
                                                 ----------          ----------

                                                  3,484,338           6,043,855
       Less current maturities                    3,193,344           1,522,060
                                                -----------          -----------

                                                $   290,994          $4,521,795
                                                ===========          ==========

       Principal payments are due as follows:

                    Year ended November 30,

                                  1999          $ 3,193,344
                                  2000              290,994
                                                -----------

                                                $ 3,484,338
                                                ===========

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



5.     Income Taxes

       At November 30, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $9,250,000 expiring in the years 2001 through 2013. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1998 and 1997 are as follows:

                                                                     1998             1997
                                                                 -----------      -----------
  Deferred tax assets:
    Net operating loss carryforwards .......................     $ 3,250,000      $ 2,440,000
    Allowance for doubtful accounts and accruals ...........         270,000          210,000
    Inventory ..............................................         230,000          330,000
    Depreciation ...........................................         100,000          110,000
                                                                 -----------      -----------

                                                                   3,850,000        3,090,000

Deferred tax liabilities:
   Installment sale of investment ..........................         (50,000)         (50,000)
                                                                 -----------      -----------

                                                                   3,800,000        3,040,000
Valuation allowance ........................................      (3,800,000)      (3,040,000)
                                                                 -----------      -----------

Net deferred tax assets ....................................     $      --        $      --
                                                                 ===========      ===========

The valuation allowance at November 30, 1996 was $1,970,000

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



5.     Income Taxes (Continued)

       The following is a reconciliation of the tax provisions for the three years ended November 30, 1998 with the statutory Federal income tax rates:


                                                         Percentage of Pre-Tax Income
                                                           1998       1997      1996
                                                         -----       -----      -----
Statutory Federal income tax rate .................      (34.0%)    (34.0%)     34.0%
State and local income taxes, net of  Federal
  income tax benefit ..............................         --          .1         .2
Differences in foreign and U.S. tax rates .........         --         --        11.6
Utilization of United States net operating
  loss carryforwards ..............................         --         --        (7.1)
Utilization of foreign tax loss carryforwards/
  carryback .......................................       (3.2)       (4.3)      (6.8)
Operating losses generating no current tax benefit,
    United States .................................       34.0        34.0         --
Other items, net ..................................         --          .1         .9
                                                         -----       -----      -----

                                                          (3.2%)      (4.1%)     32.8%
                                                        ======       =====      =====


6.     Pension Plans

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

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



6.     Pension Plans (Continued)

       Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

       Net periodic pension cost (gain) included the following components:

                                                                        1998          1997          1996
                                                                      --------      --------      --------
Interest cost on projected benefit obligation ...................     $ 56,393      $ 57,257      $ 53,707
Return on assets ................................................      (63,704)      (66,110)      (69,235)
Net amortization and deferral ...................................       (4,112)       (4,112)       (6,199)
                                                                      --------      --------      --------

                                                                      ($11,423)     ($12,965)     ($21,727)
                                                                      ========      ========      ========

Following is a summary of significant actuarial assumptions used:

                                                                 1998           1997           1996
                                                                 ----           ----           ----
       Weighted average discount rates                           7.0%           7.5%           7.5%
       Rates of increase in compensation levels                  5.0%           5.0%           5.0%
       Expected long-term rate of return on assets               8.0%           8.0%           8.0%


                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



6.     Pension Plans (Continued)

       The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                              November 30,
                                                          1998            1997
                                                       ---------      ---------

Accumulated benefit obligation, including
  vested benefits of $820,734 and $813,095 at
  November 30, 1998 and 1997, respectively .......     ($823,568)     ($816,427)
                                                       =========      =========

Projected benefit obligation for service rendered
  to date ........................................     ($823,568)     ($816,427)
Plan assets at fair value, primarily money market
  funds ..........................................       786,343        834,747
                                                       ---------      ---------
Plan assets in excess of (deficiency in) unfunded
  projected benefit obligation ...................       (37,225)        18,320
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions .........................          --           45,599
Unrecognized net asset being amortized over
  13 years from December 1, 1987 .................          --          (12,215)
                                                       ---------      ---------

(Accrued) prepaid pension cost ...................     ($ 37,225)     $  51,704
                                                       =========      =========


7.     Commitments

       The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense, charged to operations, was $825,000, $704,000 and $659,000 in 1998, 1997 and 1996, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities. A portion of one warehouse facility is subleased to a subsidiary of Yashiro (see Note 8) under a sublease which expires in May, 2000. Total minimum sublease rentals to be received in the future amounted to approximately $487,000 at November 30, 1998.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



7.     Commitments (Continued)

       The minimum annual rental commitments exclusive of sublease rentals under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

                      Year ended November 30,
                                  1999                         $   870,000
                                  2000                             594,000
                                  2001                             256,000
                                  2002                             196,000
                                  2003                             144,000
                             Thereafter                            237,000
                                                                ----------

                                                                $2,297,000
                                                                ==========

       The Company has entered into various licensing agreements under which it has obtained the right to market children's bags, tote bags and related products with trade names. The terms of such agreements vary through 2001. The agreements provide for royalties based upon net sales with certain stated minimum annual amounts. The amount of future minimum royalties aggregates approximately $650,000 at November 30, 1998. Royalty expense amounted to $545,000, $660,000 and $1,160,000 in fiscal 1998,
       1997 and 1996, respectively. As of November 30, 1998 and 1997, approximately $560,000 and $506,000, respectively, had been accrued for unpaid royalties.

       During fiscal 1996, the Company modified its agreement with a licensor whereby the Company ceased to ship its product under this license after June 30, 1996. Sales of this licensed product amounted to approximately 29% of the Company's net sales in fiscal 1996.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



8.     Related Party Transactions

       On March 20, 1995, the Company entered into a Letter of Credit Agreement with Yashiro Co. Inc. (together with its affiliates, "Yashiro"), which prior to March 20, 1995, owned approximately 56% of the Company, to provide for short-term financing for import purchases. Pursuant to this agreement, Yashiro had agreed to issue, until March 20, 1997, unsecured trade letters of credit in an aggregate amount of up to the lesser of $1,200,000, or 35% of the Company's inventory. Amounts borrowed under this agreement were repayable 100 days after delivery of the goods. On August 28, 1996, the agreement was amended to, among other things, reduce the aggregate amount of letters of credit to be issued to the lesser of $1,000,000 or 35% of the Company's inventory. In addition to interest, which was payable monthly at 2% above the prime rate, Yashiro was paid a handling fee of 3% of the cost of the goods. In fiscal 1996, interest and handling and other fees paid to Yashiro amounted to approximately $105,000.

       In May 1998, the Company issued 260,000 shares to foreign vendors valued at $1,170,000 or $4.50 per share in satisfaction of existing trade accounts payable. Included in this amount were 155,556 shares issued to companies controlled by existing shareholders. The agreements with the vendors provided that if the vendor were to sell such shares within one year at a price below $4.50 per share (subject to a $2.25 floor), up to an additional 260,000 shares would be issued to the vendors. Subsequent to November 30, 1998, a substantial portion of these shares became issuable.

       During the years ended November 30, 1998, 1997 and 1996, the Company purchased approximately $2,287,000, $891,000 and $355,000, respectively, of luggage and backpack products from companies controlled by stockholders. During the years ended November 30, 1998, 1997 and 1996, the Company paid approximately $312,000, $208,000 and $786,000, respectively, as buying commissions to companies controlled by other stockholders. As of November 30, 1998 and 1997, there was outstanding $926,205 and $974,046 to such related parties.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




9.     Segment Reporting

       Prior to the fiscal year ended November 30, 1998, substantially all of the Company's operations were in one segment, the luggage segment, with a minor amount of operations through its AVI subsidiary in the retail travel products segment, which principally sells uniforms and other travel related products to professional flight crew members. During the fiscal year ended November 30, 1998, the Company commenced operations in a new segment, telecommunications, through its Webquill and Essex Communications subsidiaries. The Company's consolidated operations outside the United States, which are exclusively in the luggage business, are organized into geographic regions by segment. Intersegment transactions are not reported separately since they are not material.

       For purpose of segment reporting, the Company allocates general corporate expenses to each segment on the basis of the segment's revenues. Substantially all goodwill amortization is attributable to the telecommunications segment and to the Company's equity investment in Access One Communications Corp. Identifiable assets are those assets applicable to the respective industry segments.

                                                         Data by Segment for the
                                                         Years ended November 30,
                                                1998              1997              1996
                                            ------------      ------------      -----------
       Operating revenues:
         Luggage ......................     $ 15,552,245      $ 15,732,112      $27,745,955
         Telecommunications ...........          373,885              --               --
         Retail-related travel products        1,111,056           275,871             --
                                            ------------      ------------      -----------

               Total operating revenues     $ 17,037,186      $ 16,007,983      $27,745,955
                                            ============      ============      ===========

       Net earnings (loss):
         Luggage ......................     ($ 2,662,653)     ($ 2,762,993)     $   622,236
         Telecommunications ...........         (720,807)             --               --
         Retail-related travel products         (170,243)         (105,172)            --
         Loss on equity investment ....       (1,423,300)             --               --
                                            ------------      ------------      -----------

               Net earnings (loss) ....     ($ 4,977,003)     ($ 2,868,165)     $   622,236
                                            ============      ============      ===========

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




9.     Segment Reporting (Continued)

                                                 Data by Segment for the
                                                 Years ended November 30,
                                           1998            1997           1996
                                       -----------     -----------     ----------
Identifiable assets:
  Luggage ........................     $ 8,284,553     $12,961,648     $9,576,861
  Telecommunications .............         878,421            --             --
  Retail-related travel products .         389,634            --             --
                                       -----------     -----------     ----------

                                         9,552,608      12,961,648      9,576,861

Investment in Access One
  Communications Corp. ...........       1,476,434       1,080,000           --
                                       -----------     -----------     ----------

        Total assets .............     $11,029,042     $14,041,648     $9,576,861
                                       ===========     ===========     ==========

Depreciation expense:
  Luggage ........................     $    85,845     $   105,023     $  254,321
  Telecommunications .............          19,068            --             --
  Retail-related travel products .          11,790           5,145           --
                                       -----------     -----------     ----------

        Total depreciation expense     $   116,703     $   110,168     $  254,321
                                       ===========     ===========     ==========

Capital expenditures:
  Luggage ........................     $    18,052     $    41,918     $  339,179
  Telecommunications .............          39,713            --             --
  Retail-related travel products .            --            45,127           --
                                       -----------     -----------     ----------

        Total capital expenditures     $    57,765     $    87,045     $  339,179
                                       ===========     ===========     ==========


                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




9.     Segment Reporting (Continued)

       Geographic Segments:

                                                              United                                    Hong
                                          Consolidated        States                   Canada           Kong
                                         ------------      ------------             -----------      -----------
                                                                                  (See Note 14)
Year ended November 30, 1998:
  Net sales ........................     $ 17,037,186      $ 14,432,937             $   753,926      $ 1,850,323
                                         ============      ============             ===========      ===========
  Net loss and loss before provision
    for (recovery of) income taxes .     ($ 5,134,978)     ($ 4,752,294)            ($  382,349)     ($      335)
                                         ============      ============             ===========      ===========
  Identifiable assets ..............     $ 11,029,042      $  9,688,710             $ 1,338,222      $     2,110
                                         ============      ============             ===========      ===========

Year ended November 30, 1997:
  Net sales ........................     $ 16,007,983      $ 15,233,619             $   774,364      $      --
                                         ============      ============             ===========      ===========

  Net loss and loss before provision
    for (recovery of) income taxes .     ($ 2,993,682)     ($ 2,696,043)            ($  294,953)     ($    2,686)
                                         ============      ============             ===========      ===========

  Identifiable assets ..............     $ 14,041,648      $ 12,671,236             $ 1,369,967      $       445
                                         ============      ============             ===========      ===========

Year ended November 30, 1996:
  Net sales ........................     $ 27,745,955      $ 21,683,680             $ 6,062,275      $      --
                                         ============      ============             ===========      ===========

  Net income (loss) and income
    (loss) before provision for
       income taxes ................     $    925,445      $    193,752             $   735,747      ($    4,054)
                                         ============      ============             ===========      ===========

  Identifiable assets ..............     $  9,576,861      $  6,724,377             $ 2,850,942      $     1,542
                                         ============      ============             ===========      ===========

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



10.    Major Customers

       Sales to one customer amounted to 23%, 27%, and 19% of net sales in fiscal 1998, 1997 and 1996, respectively. Sales to another customer amounted to 23%, 17% and 11% of net sales in fiscal 1998, 1997 and 1996, respectively. Sales to another customer amounted to 14% of net sales in fiscal 1997.


11.    Investment In and Advances to Subsidiary

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

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



11.    Investment In and Advances to Subsidiary (Continued)

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


       Also, pursuant to the agreement to sell the Company's investment in the Subsidiary, the Subsidiary agreed to pay interest quarterly at 8.5% per annum on a receivable of approximately $720,000. If the Subsidiary is not in default on the payment of interest, the Company will forgive a portion of the receivable, in amounts as defined, through May 1, 2000. An amount of $60,000 was forgiven in 1998 and $50,000 in each of 1997 and 1996. The total amount forgiven will be $420,000. The remaining receivable of approximately $300,000 is payable in ten equal quarterly installments commencing in August 2000. Amounts outstanding after May 1, 2000 will bear interest at the prime rate. Payments are being received on a current basis.

       At November 30, 1998, the aggregate principal balance of $665,000 due on the above notes has been reduced for imputed interest of approximately $40,000 and an allowance of approximately $160,000 for uncollectibility.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



12.    Sale of Handbag Division

       On March 20, 1995, the Company sold its handbag division to Bueno of California, Inc. ("Bueno"), a subsidiary of Yashiro. The Company and Bueno entered into an Asset Purchase Agreement pursuant to which the Company sold to Bueno all of the inventory relating to the Company's handbag division.

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


13.     Stockholders' Equity

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

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



13.    Stockholders' Equity (Continued)

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

       In June 1998, the Company issued 700 shares of Series A preferred stock ("preferred stock") having a par value of $.10 per share. Each preferred share is convertible at the option of the holder into common shares at a conversion rate of 300 shares of common stock through May 31, 1999; after May 31, 1999, $1,000 divided by the lesser of $3.33 or the market price of the Company's common stock subject to a floor of $1.67. The Company may cause the conversion of the preferred stock at any time after May 31, 1999 based upon the above conversion formula. The preferred shares have the same voting and dividend rights as common shares based upon the number of shares of common stock into which the preferred stock is convertible to. The preferred shares have a liquidation preference of $1,000 per share.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



13.    Stockholders' Equity (Continued)

       The following is a summary of outstanding options:

                                                                                                    Weighted-
                                                                                                     Average
                                                          Number         Exercise Price             Exercise
                                                        of Shares          Per Share                  Price
                                                        ---------          ---------                  -----
       Outstanding, December 1, 1995                      146,000       $1.00                          $1.00

       Granted during year ended
           November 30, 1996                              437,000       $1.25 - $1.6875                $1.34

       Exercised during year ended
           November 30, 1996                             (200,000)      $1.25                          $1.25
                                                          -------

       Outstanding November 30, 1996                      383,000       $1.00 - $1.6875                $1.26

       Granted during year ended
           November 30, 1997                              160,000       $1.94 - $2.13                  $2.03

       Exercised/canceled during year
           ended November 30, 1997                       (148,000)      $1.00 - $1.6875                $1.12
                                                          -------

       Outstanding November 30, 1997                      395,000       $1.00 - $2.13                  $1.63

       Granted during year ended
           November 30, 1998                              299,500       $2.79 - $3.13                  $2.96

       Exercised/canceled during year
           ended November 30, 1998                        (38,000)      $1.00 - $2.84                  $2.20
                                                         --------

       Outstanding November 30, 1998                      656,500       $1.00 - $3.13                  $2.20
                                                          =======

       Options exercisable, November
         30, 1996                                         183,500       $1.00 - $1.6875                $1.12
                                                          =======

       Options exercisable, November
         30, 1997                                         140,000       $1.00 - $1.44                  $1.33
                                                          =======

       Options exercisable, November
         30, 1998                                         322,500       $1.00 - $2.13                  $1.70
                                                          =======

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



13.    Stockholders' Equity (Continued)

       The following table summarizes information about the options outstanding at November 30, 1998:

                                         Options Outstanding                           Options Exercisable
                             ----------------------------------------------         --------------------------
                                                Weighted-
                                                 Average          Weighted-                          Weighted-
           Range of                             Remaining         Average                             Average
          Exercise              Number          Contractual       Exercise            Number          Exercise
           Prices             Outstanding       Life (Years)       Price            Outstanding         Price
           ------             -----------       ------------       -----            -----------         -----
       $1.00 - $1.44            220,000             2.59           $1.37              162,500           $1.36
       $1.94 - $2.13            160,000             3.24           $2.03              160,000           $2.03
       $2.79 - $3.13            276,500             4.23           $2.96                 -                -

       For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 93% for 1996, 88% for 1997, and 117% for 1998, risk-free interest rate of 6.54% for 1996, 6.03% for 1997, and 5.66% for 1998, and
       expected life of five years for all grants. The weighted-average fair value of stock options granted in 1998, 1997 and 1996 was $2.36, $.91 and $.66, respectively.

       Under the above model, the total value of stock options granted in 1998, 1997 and 1996 was $652,976, $146,041 and $101,740, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from five to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) would have been ($5,131,886) in 1998, ($2,906,052) in 1997, and $620,904 in 1996, the Company's pro forma loss per share would be ($.99) for 1998, ($.90) for 1997, and would not change for 1996.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



13.    Stockholders' Equity (Continued)

       In April, 1997, the Company raised $609,000, net of placement agent fees, through the private placement issuance of 400,000 units at $1.75 per unit, each unit consisting of one share of common stock, one common stock Class A warrant exercisable at $2.06 per share for one year, and one common stock Class B warrant exercisable at $2.56 per share for one year. Additionally, 120,000 Class A warrants were granted to the placement agent and a consulting firm in connection with the transaction. As of November 30, 1998, substantially all the warrants had been exercised and the remaining warrants expired.

       On October 24, 1996, the shareholders of the Company adopted the Sirco International Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. Approximately five employees of the Company and its subsidiaries are currently eligible to participate in the Restricted Stock Award Plan. No shares were awarded during 1998 and 1997.


14.    Canadian Operations

       During fiscal 1996, the Company received notification from Airway Industries Inc. ("Airway") that the licensing agreement with the Company's Canadian subsidiary, Sirco International (Canada) Limited ("Sirco Canada"), would cease on December 31, 1996. On November 22, 1996, Sirco Canada leased substantially all of its facility to Airway for a two-year period commencing on January 1, 1997 for a rental of $65,000 per annum. The lease was renewed for an additional two-year period commencing January 1, 1999 for approximately $100,000 per annum. On December 31, 1996, Sirco Canada sold its then remaining inventory, supplies, furniture and fixtures to Airway, and substantially all of Sirco Canada's employees terminated their employment with Sirco Canada and were then hired by Airway. Sirco Canada did not incur any significant gain or loss on the sale of such assets to Airway.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



14.    Canadian Operations (Continued)

       As the sales from the licensed products accounted for substantially all of Sirco Canada's sales, its future viability will depend on its ability to successfully introduce new products into the Canadian marketplace. Management believes that the Canadian operations will continue to be adversely affected through the next fiscal year.

       See Note 9 for information with respect to Sirco Canada's operations.


15.    Fourth Quarter Adjustment

       During the fourth quarter of the year ended November 30, 1997, the Company recorded an adjustment of approximately $615,000 to write down certain inventory.


16.    Investment in and Transactions with Affiliate

       On October 22, 1997, the Company acquired 3,000,000 common shares of Access One Communications Corp. and Subsidiaries ("Access"), formerly known as CLEC Holding Corp., in exchange for 375,000 shares of the Company's common stock, subject to certain price protection adjustments which required the Company to issue an additional 50,000 shares of common stock.

       In addition, during fiscal 1998, there were two additional exchanges of shares with Access. The first exchange occurred on April 23, 1998 when the Company exchanged 350,000 shares of its common stock for 300,000 shares of Access common stock. This exchange was valued at $1,233,750. Additionally, Access agreed to reimburse Sirco $150,000 for expenses, of which $75,000 was paid by Access. In addition, Access owed the Company an additional $90,000. The aggregate of $165,000 is included in accounts receivable. The second exchange occurred on September 10, 1998 when the Company exchanged 400,000 shares of its common stock for 400,000 shares of Access common stock. This exchange was valued at $221,280. In February, 1998, the Company exchanged 50,000 shares of its common stock for 200,000 shares of Access common stock during 1998 with a private investor. This exchange was valued at $104,070.

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996




16.     Investment in and Transactions with Affiliate (Continued)

       The Company's investment in Access is carried on the equity method of accounting. At November 30, 1998 and 1997, the cost of the investment in Access had been reduced by $159,396 and $420,000, attributable to the Company's portion (at cost) of the Company's common stock held by Access, with a corresponding charge to treasury stock. As of November 30, 1998, the Company owned approximately 31% of Access. The Company, for its fiscal year ended November 30, 1998, included its share of Access' operations based on Access' year end of October 31, 1998. All of the Company's investment at November 30, 1998 and 1997 represents goodwill, which is being amortized over seven years, based on original cost. The Company recorded a loss of $1,423,000 (including goodwill amortization of $375,000) on its equity in the operations of Access for the year ended November 30, 1998 (none for the year ended November 30, 1997).

       Access was formed in 1991 and was inactive until September 1997, when Access acquired 95% of the capital stock of The Other Phone Company, Inc. ("OPC"), an integrated telecommunications provider based in Florida. Substantially all of Access' revenues represent the resale of telephone services pursuant to a resale agreement with one supplier, BellSouth Corporation.

       The results of operations for the year ended October 31, 1998 and for the period September 9, 1997 through October 31, 1997 and financial position of Access as of October 31, 1998 and 1997 are summarized below:

                     Condensed Income Statement Information

                                      1998                1997 (1)
                                     ----------           --------

       Revenue                       $5,811,038           $479,516
       Cost of service                5,045,514            366,243
       Gross profit                     765,524            113,273
       Net loss                      (4,761,333)          (158,098)

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



16.     Investment in and Transactions with Affiliate (Continued)

                       Condensed Balance Sheet Information

                                                      1998              1997 (1)
                                                   ----------         ----------

       Current assets, including investment
         in Sirco International Corp. common
         shares carried at $396,175 and $1,500,000
         at October 31, 1998 and 1997*             $1,621,223         $2,082,905

       Non-current assets                             630,394            117,884

       Goodwill                                     1,633,732          1,909,043

       Current liabilities                          4,200,705          1,603,050

       Non-current liabilities                        181,124            410,229

       Stockholders' equity (deficiency)             (496,480)         2,096,553


       * The 1997 shares were sold in January and February 1998 for $687,500.

       (1) The amounts for 1997 differ from those previously reported. The effects to the Company of such changes are not material.

       In September, 1997, the Company's Chief Executive Officer loaned Access $150,000. On November 10, 1997, the loan, plus accrued interest of $3,000, was converted into 306,000 shares of Access common stock (approximately 3% of Access' outstanding shares).

                   SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996



16.     Investment in Affiliate (Continued)


       In addition, Access granted options to purchase common shares of Access to the Chief Executive Officer of the Company (150,000 shares at $1.20 per share) and to another officer of the Company who serves on the Board of Directors of Access (100,000 shares at $1.00 per share).

       Although Access has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for its stock, and the shares of Access held by the Company have not been registered under the Securities Act of 1933. Among other matters, Access has experienced significant operating losses, has violated covenants contained in its financing agreement, is having difficulty meeting its obligations as they become due, is in dispute with its principal supplier, and requires substantial amounts of additional funding to execute its business plan. In addition, the report of the independent auditors of Access indicates there is substantial doubt about Access' ability to continue as a going concern. The Company has been furnished by Access with a written valuation which states that the estimated current aggregate market value of the access lines controlled by Access range between $7,200,000 and $9,900,000. The Company has determined that there is not an impairment of value with respect to its investment in Access as of November 30, 1998 and 1997.


17.    Subsequent Events

       In January 1999, the Company acquired all of the outstanding shares of Tag Air, Inc. ("Tag Air") in exchange for 148,000 shares of the Company's common stock valued at $190,000 in a transaction to be accounted for as a purchase. Tag Air is a retailer that sells name brand luggage, apparel and travel-related accessories to airline pilots and flight crews.

                                 SIRCO INTERNATIONAL CORP. AND SUBSIDIARIES

                                                SCHEDULE II

                                     VALUATION AND QUALIFYING ACCOUNTS

                                YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996





                Column A                           Column B       Column C         Column D     Column E
------------------------------------------         --------       --------         --------     --------
                                                                  Additions
                                                   Balance at     Charged to       Accounts     Balance at
                                                   Beginning      Costs and        Written      End of
             Description                           of Period      Expenses*        Off          Period
------------------------------------------         --------       --------         --------     --------
Year ended November 30, 1998:
    Allowance for doubtful accounts                $  200,000     $   299,000      $162,000     $  337,000
    Valuation allowance for deferred
       tax asset ...................               $3,040,000     $   760,000          --       $3,800,000

Year ended November 30, 1997:
    Allowance for doubtful accounts                $  276,000     $   278,000      $354,000     $  200,000
    Valuation allowance for deferred
       tax asset ...................               $1,970,000     $ 1,070,000          --       $3,040,000

Year ended November 30, 1996:
    Allowance for doubtful accounts                $  286,000     $    32,000      $ 42,000     $  276,000
    Valuation allowance for deferred
       tax asset ...................               $2,240,000     ($  270,000)         --       $1,970,000




    *  Net of recoveries

                         Report of Independent Auditors
                         ------------------------------



Board of Directors
Access One Communications Corp.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Access One Communications Corp. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access One Communications Corp. and subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a substantial loss for the year ended October 31, 1998, has a stockholder's equity deficiency and negative working capital as of October 31, 1998, is in dispute with its principal supplier, and is having difficulty meetings its obligations as they become due. Further, as of October 31, 1998, the Company was in default of certain debt covenants contained in its financing agreement which could result in termination of the agreement and the debt becoming due and payable immediately. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/NUSSBAUM YATES & WOLPOW, P.C.
                                                --------------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
December 4, 1998
(January 28, 1999 as to the last
  paragraph of Note 2)

                        ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                   OCTOBER 31, 1998 AND 1997

                                             ASSETS

                                                                      1998             1997
                                                                  -----------      -----------
Current assets:
   Cash and cash equivalents ................................     $   118,042      $   140,242
   Investment securities ....................................         396,175        1,500,000
   Accounts receivable, net of allowance for doubtful
     accounts of $333,946 and $29,361 in 1998 and 1997 ......       1,057,271          387,152
   Prepaid expenses and other current assets ................          49,735           55,511
                                                                  -----------      -----------

               Total current assets .........................       1,621,223        2,082,905
                                                                  -----------      -----------

Property and equipment, net .................................         254,060          117,884
                                                                  -----------      -----------

Other assets:
   Goodwill, net of accumulated amortization of $293,446
     and $18,135 in 1998 and 1997 ...........................       1,633,732        1,909,043
   Deposits .................................................         376,334             --
                                                                  -----------      -----------

                                                                    2,010,066        1,909,043
                                                                  -----------      -----------

                                                                  $ 3,885,349      $ 4,109,832
                                                                  ===========      ===========




         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Loan payable, bank .......................................     $      --        $   250,000
   Loans payable, Receivables Funding Corporation ...........       1,054,046             --
   Due to related parties ...................................         185,000          749,521
   Current portion of long-term debt ........................         227,291          213,748
   Accounts payable .........................................       2,148,609          304,109
   Accrued expenses and other current liabilities ...........         585,759           85,672
                                                                  -----------      -----------

               Total current liabilities ....................       4,200,705        1,603,050

Long-term debt, less current portion ........................         181,124          410,229
                                                                  -----------      -----------

                                                                    4,381,829        2,013,279
                                                                  -----------      -----------

                        ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                   OCTOBER 31, 1998 AND 1997
                                          (Continued)


                                                                      1998             1997
                                                                  -----------      -----------
Stockholders' equity (deficiency):
   Common stock, $.001 par value, authorized 25,000,000
     shares; issued and outstanding 12,776,000 and 10,715,000
     shares in 1998 and 1997 ................................          12,776           10,715
   Additional paid-in capital ...............................       4,534,905        2,243,936
   Unrealized holding loss on investment securities .........        (124,730)            --
   Accumulated deficit ......................................      (4,919,431)        (158,098)
                                                                  -----------      -----------

                                                                     (496,480)       2,096,553
                                                                  -----------      -----------

                                                                  $ 3,885,349      $ 4,109,832
                                                                  ===========      ===========

       See accompanying notes to consolidated financial statements.

                    ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                              1998             1997
                                                         ------------      -----------
Revenue ............................................     $  5,811,038      $   479,516

Cost of service ....................................        5,045,514          366,243
                                                         ------------      -----------

Gross profit .......................................          765,524          113,273
                                                         ------------      -----------

Operating expenses:
   Selling .........................................          725,574           70,283
   Administrative ..................................        3,427,414          184,716
                                                         ------------      -----------

             Total operating expenses ..............        4,152,988          254,999
                                                         ------------      -----------

Loss from operations ...............................       (3,387,464)        (141,726)
                                                         ------------      -----------

Other expense:
   Interest and loan fees ..........................          312,869           16,372
   Loss on sale of investment securities ...........        1,061,000             --
                                                         ------------      -----------

                                                            1,373,869           16,372
                                                         ------------      -----------

Net loss ...........................................     ($ 4,761,333)     ($  158,098)
                                                         ============      ===========

Basic and diluted net loss per common share ........     ($       .41)     ($      .05)
                                                         ============      ===========

Weighted average number of common shares outstanding       11,641,592        3,180,000
                                                         ============      ===========


          See accompanying notes to consolidated financial statements.

                            ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 YEARS ENDED OCTOBER 31, 1998 AND 1997



                                                                     Common Stock           Additional
                                                             --------------------------      Paid-in
                                                                Shares         Amount        Capital
                                                             -----------    -----------     ----------
Balance, November 1, 1996 ...............................      2,500,000     $    2,500        ($2,500)
Capital contributed .....................................           --             --              100
Stock issued to reimburse Chairman for expenses .........        750,000            750         34,250
Stock issued to acquire OPC Acquisition Corp. ...........      4,000,000          4,000        429,251
Stock issued pursuant to private placements, net ........        465,000            465        285,835
Stock issued to Sirco International Corp. in exchange
 for 425,000 shares of Sirco International Corp..........      3,000,000          3,000      1,497,000

Net loss for the year ended October 31, 1997 ............           --             --             --
                                                              ----------     ----------     ----------

Balance, October 31, 1997 ...............................     10,715,000         10,715      2,243,936

Stock issued to Sirco International Corp. in exchange
 for 750,000 shares of Sirco International Corp. ........        700,000            700      1,454,330
Stock issued to related parties in satisfaction of loans
 and accrued interest ...................................        846,000            846        422,154
Stock issued to president of The Other Phone
 Company Inc. for compensation ..........................        200,000            200         99,800
Stock issued pursuant to private placements .............        315,000            315        314,685
Net loss for the year ended October 31, 1998 ............           --             --             --
Unrealized holding loss on investment ...................           --             --             --
                                                              ----------     ----------     ----------

Balance, October 31, 1998 ...............................     12,776,000     $   12,776     $4,534,905
                                                              ==========     ==========     ==========

                              ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                    YEARS ENDED OCTOBER 31, 1998 AND 1997
                                                 (continued)


                                                               Unrealized
                                                                Holding
                                                                Loss on
                                                              Investment       Accumulated
                                                               Securities         Deficit           Total
                                                              -----------      -----------      -----------
Balance, November 1, 1996 ...............................     $      --        $      --        $      --
Capital contributed .....................................            --               --                100
Stock issued to reimburse Chairman for expenses .........            --               --             35,000
Stock issued to acquire OPC Acquisition Corp. ...........            --               --            433,251
Stock issued pursuant to private placements, net ........            --               --            286,300
Stock issued to Sirco International Corp. in exchange
 for 425,000 shares of Sirco International Corp.3,000,000

                                                                    --               --          1,500,000
Net loss for the year ended October 31, 1997 ............            --           (158,098)        (158,098)
                                                              -----------      -----------      -----------

Balance, October 31, 1997 ...............................            --           (158,098)       2,096,553

Stock issued to Sirco International Corp. in exchange
 for 750,000 shares of Sirco International Corp. ........            --               --          1,455,030
Stock issued to related parties in satisfaction of loans
 and accrued interest ...................................            --               --            423,000
Stock issued to president of The Other Phone
 Company Inc. for compensation ..........................            --               --            100,000
Stock issued pursuant to private placements .............            --               --            315,000
Net loss for the year ended October 31, 1998 ............            --         (4,761,333)      (4,761,333)
Unrealized holding loss on investment ...................        (124,730)            --           (124,730)
                                                              -----------      -----------      -----------

Balance, October 31, 1998 ...............................     ($  124,730)     ($4,919,431)     ($  496,480)
                                                              ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                                 ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                                             STATEMENTS OF CASH FLOWS

                                       YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                                                         1998             1997
                                                                                     -----------      -----------
Cash flows from operating activities:
   Net loss ....................................................................     ($4,761,333)     ($  158,098)
                                                                                     -----------      -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization ...........................................         342,897           22,595
       Provision for losses on receivables .....................................         592,720           16,590
       Loss on sale of securities ..............................................       1,061,000             --
       Stock issued for compensation ...........................................         100,000             --
       Reimbursement of expenses to Sirco International Corp. ..................          75,000             --
       Expenses reimbursed through issuance of common stock ....................            --             35,000
       Changes in operating assets and liabilities, net of effect of acquisition in 1997:
           Accounts receivable .................................................      (1,262,839)        (172,679)
           Prepaid expenses ....................................................           5,776          (16,770)
           Deposits ............................................................        (376,334)           3,674
           Accounts payable ....................................................       1,844,500          159,901
           Accrued expenses ....................................................         523,087           44,019
                                                                                     -----------      -----------

               Total adjustments ...............................................       2,905,807           92,330
                                                                                     -----------      -----------

               Net cash used in operating activities ...........................      (1,855,526)         (65,768)
                                                                                     -----------      -----------

Cash flows from investing activities:
   Sale of securities ..........................................................       1,373,125             --
   Purchase of equipment .......................................................        (203,762)         (17,969)
   Acquisition of OPC ..........................................................            --         (1,000,000)
                                                                                     -----------      -----------

               Net cash provided by (used in) investing activities .............       1,169,363       (1,017,969)
                                                                                     -----------      -----------

                                 ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                                             STATEMENTS OF CASH FLOWS

                                       YEARS ENDED OCTOBER 31, 1998 AND 1997
                                                   (continued)


                                                                                         1998             1997
                                                                                     -----------      -----------
Cash flows from financing activities:
   Repayment of loan payable, bank .............................................        (250,000)            --
   Borrowings, Receivable Funding Corporation, net .............................       1,054,046             --
   Repayment to related parties, net ...........................................        (239,521)            --
   Principal payments of long-term debt ........................................        (215,562)         (59,822)
   Proceeds from issuance of long-term debt ....................................            --            502,442
   Proceeds from issuance of common stock and
     contribution to capital ...................................................         315,000          719,651
                                                                                     -----------      -----------

               Net cash provided by financing activities .......................         663,963        1,162,271
                                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents ...........................         (22,200)          78,534

Cash and cash equivalents, beginning of year ...................................         140,242           61,708
                                                                                     -----------      -----------

Cash and cash equivalents, end of year .........................................     $   118,042      $   140,242
                                                                                     ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid - interest .........................................................     $   312,869      $     4,462
  Non-cash investing and financing activities (see Notes 3 and 7)

          See accompanying notes to consolidated financial statements.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997




1.     Summary of Significant Accounting Policies

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Access One Communications Corp. and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated.


       Organizational Background

       Access One Communications and Subsidiaries ("The Company") formerly known as CLEC Holding Corp. ("CLEC"), formerly PRS SUB II ("PRS"), was incorporated under the laws of the State of New Jersey in 1991. The Company emerged from bankruptcy, pursuant to a Bankruptcy Court Order in 1996, and was inactive until September 1997.

       On September 9, 1997, the Company acquired 95% of the common stock of The Other Phone Company, Inc. ("OPC"), a reseller of local and long-distance telecommunications services to businesses and residential customers in the Southeastern United States, principally in Florida, which began operations in January, 1997. The cost of the acquisition, which was accounted for as a purchase, was $1,927,178 ($1,000,000 paid in cash and the remainder in seller notes (see Note 8), and the entire purchase price of $1,927,178 was allocated to goodwill. The consolidated financial statements include the results of operations of OPC since September 9, 1997.

       The following unaudited pro forma consolidated results of operations for the year ended October 31, 1997 assumes the OPC acquisition occurred as of November 1, 1996:

                               Net sales             $1,723,853
                               Net loss               ($561,348)
                               Loss per share             ($.09)

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997




1.      Summary of Significant Accounting Policies (Continued)

       Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       Investment Securities

       Marketable equity securities, all of which have represented common shares of Sirco International Corp. ("Sirco"), have been categorized as available for sale and as a result, are stated at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. Realized gains and losses are determined based on the specific identification method.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized, using the straight-line method, over the term of the lease or the useful life of the improvements, whichever is shorter.

       Earnings Per Share

       For the year ended October 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options and warrants were exercised. The effect of stock options and warrants on the calculation of earnings per common share was anti-dilutive in 1998 and 1997.

       Goodwill

       The excess of the cost of subsidiaries over the equity in underlying net assets at the dates of acquisition (goodwill) is being amortized over 7 years.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997



1.      Summary of Significant Accounting Policies (Continued)

       Impairment of Long-Lived Assets

       The Company reviews its intangible assets and other long-lived assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the discounted future cash flows estimated to be generated by the acquired business is insufficient to recover the current unamortized balance of the intangible asset, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including (i) current operating results of the applicable business, (ii) projected future operating results of the applicable business, (iii) the occurrence of any significant regulatory changes which may have an impact on the continuity of the business, and (iv) any other material factors that affect the continuity of the applicable business.

       The Company has been furnished with a written valuation, which states that the estimated current aggregate market value of the access lines controlled by the Company ranges between $7,200,000 and $9,900,000. Management believes that no material impairment in the carrying value of long-lived assets existed at October 31, 1998 or 1997.

       Revenue Recognition

       Revenues are recognized as services are provided to customers and consist primarily of charges for use of local and long-distance services.

       Income Taxes

       The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal type of differences between assets and liabilities for financial statement and tax return purposes are allowances for doubtful accounts, depreciation and amortization, and net operating losses.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997



1.      Summary of Significant Accounting Policies (Continued)

       Use of  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

       The Company's principal financial instruments consist of cash and cash equivalents, investment securities, and loans and notes payable. The Company believes that the carrying amount of such instruments approximates fair value.

       Recently Issued Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." Adoption of this pronouncement is required for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the fiscal year ended October 31, 1999. Adoption of this pronouncement will have no effect on the operations of the Company.

       Reclassifications

       Reclassifications have been made to the October 31, 1997 financial statements to confirm to the current year presentation.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997



1.      Summary of Significant Accounting Policies (Continued)

       Going Concern Matters and Realization of Assets

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred a substantial loss for the year ended October 31, 1998, has an owners' equity deficiency and negative working capital as of October 31, 1998, is in dispute with its principal supplier, BellSouth Corporation ("BellSouth"), and is having difficulty meeting its other obligations as they become due. Further, as of October 31, 1998, the Company was in default of certain debt covenants contained in its financing agreement which could result in termination of the agreement and the debt becoming due and payable immediately.

       In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively pursuing additional financing and the Company has entered into a new agreement with BellSouth, which it believes will increase its operating profitability. There can be no assurance that management's plans can be accomplished. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


2.     Description of Business and Concentrations

       The Company provides local and long-distance telecommunications services to business and residential customers in the Southeastern United States, principally in Florida. The Company's business is highly competitive and is subject to various Federal, State and local regulations, including the Federal Communications Commission and various state public service commissions.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997



2.     Description of Business and Concentrations (Continued)

       Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company's trade receivables are geographically concentrated with businesses and residential customers primarily located in the State of Florida. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral. The Company's allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

       During the years ended October 31, 1998 and 1997, the Company purchased approximately 90% of its telephone services under a resale agreement with one supplier, BellSouth. BellSouth is one of only a few potential suppliers for the Company's local telephone resale business and, therefore, the loss of the Company's relationship with BellSouth could adversely affect the Company's ability to continue in business. On January 28, 1999, the Company filed a complaint against BellSouth with the Florida Public Service Commission alleging, amongst other allegations, breach of certain clauses under the resale agreement. The complaint states that the Company has suffered direct damages in excess of $1,700,000 and consequential damages in excess of $10,000,000 as a result of BellSouth's breaches of the resale agreement. The Company has recorded a liability in full to BellSouth of approximately $1,550,000 at October 31, 1998 representing BellSouth's allowable charges under the resale agreement. The Company intends to withhold payment of such amount until resolution of the complaint. There can be no assurance that the Company will be successful in its resolution of the aforementioned BellSouth matters.


3.     Investment Securities

       On October 22, 1997, the Company exchanged 3,000,000 shares of its common stock for 375,000 shares of unregistered Sirco common stock, subject to certain price protection adjustments, which required Sirco to issue an additional 50,000 shares of common stock to the Company. The Company valued the entire 425,000 shares at $1,500,000 at the exchange date and on October 31, 1997, which represented its estimate of the fair value of the aforementioned Sirco shares. During fiscal 1998, the aforementioned 425,000 shares were sold for proceeds of $687,500, resulting in a realized loss of $812,500.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997



3.     Investment Securities (Continued)

       In addition, during fiscal 1998, there were two additional exchanges of shares with Sirco. The first exchange occurred on April 23, 1998 when the Company exchanged 300,000 of its common stock for 350,000 shares of Sirco common stock. This exchange was valued at $1,233,750. Of this first exchange, 265,000 shares were sold for proceeds of $685,625, resulting in a realized loss of $248,500. The second exchange occurred on September 10, 1998 when the Company exchanged 400,000 shares of its common stock for 400,000 shares of Sirco common stock. This exchange was valued at $221,280. As of October 31, 1998 and 1997, the Company owned 485,000 and 425,000 shares of Sirco's common stock, which represents approximately 8% and 10% of Sirco's common stock, respectively. As of October 31, 1998 and 1997 Sirco owned approximately 31% and 28% of the Company's common stock.

       The Company's investment in Sirco shares are summarized as follows:

                                                                                        Gross
                                                                                     Unrealized
                                            Cost                 Fair Value          Holding Loss
                                        -----------             -----------           ----------
               October 31, 1998         $   520,905             $   396,175           ($124,730)

               October 31, 1997         $ 1,500,000             $ 1,500,000                   -

       The remaining shares of Sirco stock as of October 31, 1998 are pledged and held as collateral by Receivables Funding Corporation (see Note 6).

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997




4.     Property and Equipment

                                                      1998               1997
                                                   ---------          ---------

Furniture and fixtures ...................         $  63,916          $  28,921
Office equipment .........................           101,846             19,184
Computer equipment .......................           152,126             71,169
Billing software .........................            20,175             19,295
Leasehold improvements ...................             4,268               --
                                                   ---------          ---------

                                                     342,331            138,569
Less accumulated depreciation
 and amortization ........................           (88,271)           (20,685)
                                                   ---------          ---------

                                                   $ 254,060          $ 117,884
                                                   =========          =========


5.     Loan Payable, Bank

       As of October 31, 1997, the Company was obligated under a line of credit with NationsBank for $250,000 which was repaid during fiscal 1998. Borrowings under this line of credit bear interest at 7.00% and are secured by a $250,000 certificate of deposit held by the 5% stockholders of OPC. As of October 31, 1997, there are no maximum additional available borrowings on this line of credit. The agreement expired on December 5, 1997.


6.     Loans Payable, Receivable Funding Corporation

       Receivable Financing

       On December 26, 1997, the Company's subsidiary, OPC entered into a Receivable Sale Agreement ("the Agreement") with Receivables Funding Corporation ("RFC"). The agreement provides for OPC to sell up to $1,500,000 of its eligible receivables (as defined) to RFC on a periodic basis and to grant to RFC a security interest in the receivables purchased by RFC. As of October 31, 1998, $652,581 was outstanding under this agreement.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1998 AND 1997



6.     Loans Payable, Receivable Funding Corporation (Continued)

       Receivable Financing (Continued)

       The agreement, in substance, does not transfer the risk of loss to RFC, and has been treated as a financing for financial statement purposes. In substance, OPC borrows under the agreement at approximately five percentage points above the prime rate.

       The agreement has a termination date of the earlier of (a) December 26, 1999; (b) a termination event as defined in the agreement; (c) the occurrence of an event of seller default as defined in the agreement; or
       (d) ninety days following the Company's delivery of a written notice to RFC setting forth the Company's desire to terminate the agreement and the payment of a termination fee (as defined). The Company is in default of certain of the covenants contained in the agreement, which gives RFC the right to request repayment of all amounts due upon demand, and accordingly, the entire obligation has been classified as a current liability.

       Senior Secured Promissory Note

       The Company entered into a Senior Secured Promissory Note ("the Note) with RFC on September 2, 1998. The Note provides for borrowings up to a maximum of $1,200,000, to be drawn in minimum increments of $100,000. The Note matures the earlier of 48 months, or co-terminus with the Agreement described above. Borrowings under the note shall not exceed the sum of 25% of the Net Value of Purchased Receivables (as defined in the Agreement) and 30% of the then 3-day average of Sirco common shares held as collateral. In no event shall more than 50% of Borrowing Availability (as defined) be represented by the Sirco shares. Each draw shall be repaid in equal monthly principal payments based on a level amortization over 48 months from the date of the draw, plus accrued interest, payable monthly in arrears at the prime rate plus 5.5 percentage points.

       As of October 31, 1998, the Company had outstanding borrowings of $401,465 under the note. Since the Company is in violation of several covenants contained in the agreement, and therefore callable by RFC, the entire obligation has been classified as a current liability.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997


7.     Due To Related Parties

                                                                                  1998               1997
                                                                              ------------         --------
Note payable to John Murray,  the seller of OPC,  and  minority  interest owner of 5% of OPC,  payable in one payment of $250,000 on November 10,
  1997;  interest  is imputed  at 7%;  secured by all assets of OPC as of
  September 9, 1997 and the 475 shares of OPC common stock purchased          $       --           $249,521

Note payable  to Ken  Baritz,  Chairman  of the  Company,  payable in one payment of $250,000 on December 9, 1997 or on demand;
  interest at 12%*                                                                    --            250,000 (i)

Note payable to Joel Dupre,  Chairman of Sirco, payable in one payment of
  $150,000 on December 9, 1997 or on demand;
  interest at 12%*                                                                    --            150,000 (ii)

Note payable to Universal Claims Administrators, Inc., an entity owned by certain shareholders of the Company, payable in one payment of $100,000 on December 9, 1997 or on demand;
  interest at 12%*                                                                    --            100,000

Note payable to Ken Baritz, payable on demand, interest
  at 12%                                                                            20,000               --

Note payable to Sirco, payable on demand, non-interest
  bearing                                                                           75,000 (iii)         --

Note payable to a subsidiary of Sirco, payable on demand,
  interest at 8%                                                                    90,000 (iv)          --
                                                                              ------------         --------

                                                                              $    185,000         $749,521
                                                                              ============         ========

* These notes were secured by a second position behind John Murray in 475 shares of the common stock of OPC.
(i) During the year ended October 31, 1998, the Company issued 540,000 shares of common stock in satisfaction of this loan and $20,000 of accrued interest thereon.
(ii) During the year ended October 31, 1998, the Company issued 306,000 shares of common stock in satisfaction of this loan and $3,000 of accrued interest thereon.
(iii) During 1998, the Company agreed to reimburse Sirco $150,000 for certain expenses, of which $75,000 was paid to Sirco, and $75,000 is owed to Sirco at October 31, 1998.
(iv) Represents funds advanced in fiscal 1998 by a subsidiary of Sirco to Access.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997



8.     Long-Term Debt


                                                          1998           1997
                                                       ---------      ---------

Note payable to John Murray, payable in quarterly
  installments of $62,500 which includes imputed
  interest at 7%, maturing on July 1, 2000 .......     $ 408,415      $ 620,468

Other ............................................          --            3,509
                                                       ---------      ---------

                                                         408,415        623,977

Less current maturities ..........................      (227,291)      (213,748)
                                                       ---------      ---------

                                                       $ 181,124      $ 410,229
                                                       =========      =========

      Maturities on long-term debt are as follows as of October 31, 1998:

                       Year ending
                       October 31,
                       -----------

                           1999                                      $227,291
                           2000                                       181,124
                                                                    ---------

                                                                     $408,415
                                                                     ========

       The note to John Murray is secured by 95% of the shares of OPC, and such shares are held in escrow until the debt is repaid.


9.     Income Taxes

       At October 31, 1998, the Company has an operating loss carryforward of approximately $3,100,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the deferred tax asset of approximately $1,200,000 and $30,000 at October 31, 1998 and 1997 due to the uncertainty of realizing the benefit of the loss carryforwards. The loss carryforwards will expire in 2013.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997



9.     Income Taxes

       The Company's effective income tax rate differs from the federal statutory rates as follows:

                                                               1998        1997
                                                               ------     ------

       Federal statutory rate                                   34.0%      34.0%

       Utilization of net operating loss carryforwards         (34.0)     (34.0)
                                                               -----      -----

                                                                  -           -
                                                               =====      =====

10.    Commitments and Contingencies

       Leases

       The Company leases office facilities and certain equipment under operating leases that expire through 2003. The leases require minimum annual rental and certain other expenses including maintenance and taxes. Rent expense for the years ended October 31, 1998 and 1997 was approximately $86,000 and $7,000.

       As of October 31, 1998, the Company's future minimum rental commitments are as follows:

                                    1999                       $108,524
                                    2000                         66,103
                                    2001                         61,867
                                    2002                         62,571
                                    2003                         25,284

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997



11.     Stockholders' Equity

       Common Stock Reverse Split

       In August 1997, the Board of Directors authorized a one-for-four reverse stock split of common shares. All share and earnings per common share amounts included in these financial statements have been adjusted for the reverse stock split.

       Stock Issued for Compensation

       On December 1, 1997, pursuant to an employment agreement, the Company issued 200,000 shares of unregistered common stock to the new President of OPC. Compensation expense of $100,000 was recorded in fiscal 1998 for these shares.

       Stock Options

       On October 22, 1997, the Company, pursuant to the Sirco Stock Purchase Agreement, granted to Sirco's nominee to the Board of Directors options to purchase up to 100,000 shares of common stock for up to three years at an exercise price of $1.00 per share. On December 1, 1997, the Company granted options to the President of OPC to purchase 800,000 shares of common stock for up to three years at an exercise price of $.50 per share.

       In December 1997, January 1998 and February 1998, the Company granted options to employees to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. These options were issued to four officers of OPC. Options to purchase 50% of the shares of common stock will vest at the one-year anniversary of grant, 25% at the two-year anniversary of grant and the balance of 25% at the three-year anniversary of grant. These options will expire in five years.

       No options were exercised during the years ended October 31, 1998 and 1997.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997


11.    Stockholders' Equity (Continued)

       The following is a summary of outstanding options:

                                                                                                   Weighted-
                                                                                                    Average
                                                         Number          Exercise Price            Exercise
                                                       of Shares           Per Share                 Price
                                                       ---------           ---------                 -----
       Outstanding, November 1, 1996                            -            $   -                   $  -

       Granted during the year ended
           October 31, 1997                               100,000            $1.00                   $1.00
                                                        ---------

       Outstanding October 31, 1997                       100,000            $1.00                   $1.00

       Granted during the year ended
           October 31, 1998                             1,000,000            $.50 - $1.00            $ .60

       Canceled during the year
           ended October 31, 1998                         (50,000)           $1.00                   $1.00
                                                        ---------

       Outstanding October 31, 1998                     1,050,00             $.50 - $1.00            $  .62
                                                        =========

       Options exercisable, October
         31, 1997                                         100,000            $1.00                   $1.00
                                                       ==========

       Options exercisable, October
         31, 1998                                         900,00             $.50 - $1.00            $  .56
                                                       ==========

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997


11.     Stockholders' Equity (Continued)

       The following table summarizes information about the options outstanding at October 31, 1998:

                                          Options Outstanding                         Options Exercisable
                              ---------------------------------------------       --------------------------
                                                   Weighted-
                                                   Average        Weighted-                        Weighted-
        Range of                                  Remaining        Average                          Average
       Exercise                  Number          Contractual      Exercise           Number        Exercise
         Prices               Outstanding       Life (Years)        Price         Outstanding        Price
         ------               -----------       ------------        -----         -----------        -----
         $  .50                 800,000             4.08           $ .50              800,000         $ .50
         $ 1.00                 250,000             4.10           $1.00              100,000         $1.00

       For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 0% for all years, risk-free interest rate of 6.33% for fiscal 1997, and 5.96% for fiscal 1998, and expected life of five years for all grants. The weighted-average fair value of stock options granted in fiscal 1998 and 1997 was $.15 and $.27, respectively.

       Under the above model, the total value of stock options granted in fiscal 1998 and 1997 was $139,569 and $26,772, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to three years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss would have been ($4,876,001) in fiscal 1998 and ($184,870) in fiscal 1997, the Company's pro forma loss per share would be ($.42) for fiscal 1998 and ($.06) for fiscal 1997, and would not change for 1996.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                      YEARS ENDED OCTOBER 31, 1998 AND 1997



11.    Stockholders' Equity (Continued)

       Stock Warrants

       On September 9, 1997, in connection with borrowings from related parties, the Company granted warrants to such related parties to purchase 500,000 shares of common stock. The exercise price is $1.20 for a period of three years.

       On December 25, 1997, the Company granted warrants to purchase 25,000 shares of common stock to an individual. The exercise price is $1.20 for a period of three years.

       None of the warrants were exercised during the years ended October 31, 1998 and 1997. The Company has determined that the warrants did not have any significant value at the date of issuance and, accordingly, no portion of the proceeds of the related debt was allocated to the warrants.

12.    Restatements and Prior Period Adjustment

       The Company's financial statements as of October 31, 1997 have been restated to reflect an expense for advertising and marketing expenses, which had previously been deferred. In addition, goodwill and minority interest have been restated to correct errors in the computation of such amounts as they related to the acquisition of OPC.

       The effect of the restatement for the year ended October 31, 1997 is as follows:

                                                  As Previously
                                                     Reported       As  Restated
                                                   -----------      -----------
Balance sheet:
  Deferred line installation costs ...........     $   124,546      $      --
  Goodwill ...................................       1,953,623        1,909,043
  Minority interest ..........................         113,446             --
  Accumulated deficit ........................        (101,276)        (158,098)

Statement of operations:
  Loss before minority interest in loss of
    consolidated subsidiary ..................        (102,418)        (158,098)

  Net loss ...................................        (101,276)        (158,098)

  Basic and diluted net loss per share .......     ($      .03)     ($      .05)