Form 10-Q
period 1999-02-28
SIRCO INTERNATIONAL CORP
filed 1999-04-14
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________ .


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,243,306 shares of Common Stock, par value $.10 per share, as of April 1, 1999.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                   Feb. 28, 1999   Nov. 30, 1998
                                                                   -------------   -------------
                                                                    (Unaudited)     (See note)
Assets
Current assets:
   Cash and cash equivalents                                        $    318,299    $    352,489
   Accounts receivable                                                 1,013,206       1,565,727
   Inventories                                                         4,695,901       4,397,635
   Prepaid expenses                                                      239,876         199,805
   Other current assets                                                   17,366          36,791
   Recoverable income taxes                                              119,884         149,902
                                                                    ------------    ------------
Total current assets                                                   6,404,532       6,702,349
                                                                    ------------    ------------

Property and equipment at cost                                         1,911,555       1,906,326
Less accumulated depreciation                                          1,074,222       1,070,852
                                                                    ------------    ------------
Net property and equipment                                               837,333         835,474
                                                                    ------------    ------------

Other assets                                                             152,311         172,254
Investment in and advances to subsidiary                                 466,273         464,573
Investment in affiliate                                                1,105,665       1,476,434
Goodwill                                                               1,544,395       1,377,958
                                                                    ------------    ------------
Total assets                                                        $ 10,510,509    $ 11,029,042
                                                                    ============    ============


                                                                   Feb. 28, 1999   Nov. 30, 1998
                                                                   -------------   -------------
                                                                    (Unaudited)     (See note)
Liabilities and stockholders' equity Current liabilities:
     Current maturities of long-term debt                           $  2,837,440    $  3,193,344
     Due to related parties                                              341,821         519,596
     Accounts payable                                                  1,172,334         993,779
     Accrued expenses                                                  1,732,307       1,661,420
                                                                    ------------    ------------
Total current liabilities                                              6,083,902       6,368,139
                                                                    ------------    ------------

Long-term debt, less current maturities                                  304,958         290,994
                                                                    ------------    ------------

Due to related parties and accounts payable refinanced                      --           615,829
                                                                    ------------    ------------

Stockholders' equity:
    Preferred stock, $.10 par value, 1,000,000 shares authorized,
Series A and B, 896 issued (1999), 700 issued (1998)                          90              70
    Common stock $.10 par value, 20,000,000 shares authorized,
7,773,306 issued (1999), 6,343,316 issued (1998)                         777,330         634,331
    Capital in excess of par value                                    14,539,478      12,851,015
    Retained earnings (deficit)                                      (10,382,508)     (8,864,535)
    Treasury stock at cost                                               (27,500)        (27,500)
      Treasury stock held by equity investee                            (105,464)       (159,396)
Accumulated foreign translation adjustment                              (679,777)       (679,905)
                                                                    ------------    ------------
Total stockholders' equity                                             4,121,649       3,754,080
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $ 10,510,509    $ 11,029,042
                                                                    ============    ============



See notes to the condensed financial statements

Note: The balance sheet at November 30, 1998 has been derived from at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Three Months Ended
                                                      Feb. 28, 1999  Feb. 28, 1998
                                                      -------------  -------------
Sales                                                  $ 2,487,360    $ 3,832,171
Cost of goods sold                                       2,069,008      2,980,710
                                                       -----------    -----------

Gross profit                                               418,352        851,461

Selling, warehouse, and general and
    administrative expenses                              1,461,391      1,319,256
                                                       -----------    -----------

Loss from operations                                    (1,043,039)      (467,795)
                                                       -----------    -----------

Other (income) expense:
Interest expense                                            81,049        148,781
Interest income                                             (7,886)        (2,123)
Miscellaneous income, net                                  (22,930)       (40,135)
Equity in loss of investee                                 424,701         99,335
                                                       -----------    -----------

                                                           474,934        205,858
                                                       -----------    -----------

Net loss                                               ($1,517,973)   ($  673,653)
                                                       ===========    ===========

Basic and diluted loss per share                       ($     0.23)   ($     0.16)
                                                       ===========    ===========

Weighted average number of common shares outstanding     6,537,492      4,312,622
                                                       ===========    ===========

See notes to the condensed consolidated financial statements

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                     Feb. 28, 1999  Feb. 28, 1998
                                                     -------------  -------------
Net loss                                              ($1,517,973)   ($  673,653)
Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                          88,427         22,371
    Provision for losses in accounts receivable            33,323           --
    Loss in equity of investee                            424,701         99,335
     Changes in operating assets and liabilities:
     Accounts receivable                                  519,198        866,137
     Inventories                                         (204,266)     1,582,416
     Prepaid expenses                                     (40,071)        21,673
     Other current assets                                  49,443          2,210
     Other assets                                          19,943         20,145
     Accounts payable and accrued expenses                425,660       (873,296)
                                                      -----------    -----------
Net cash provided by operating activities:               (201,615)     1,067,338
                                                      -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                        (32,578)          --
                                                                     -----------
Proceeds from agreement to sell subsidiary                   --              508
                                                      -----------    -----------
Net cash (used in) provided by investing activities       (32,578)           508
                                                      -----------    -----------

Cash flows from financing activities:
Decrease in loans payable to financial institutions
    and short-term loans and long-term payable
     to related  parties                                        6       (954,637)
    Proceed from issuance of preferred stock              196,000           --
    Proceeds from exercise of stock options                 4,125           --
                                                      -----------    -----------
Net cash used in financing activities                     200,131       (954,637)
                                                      -----------    -----------

Effect of exchange rate changes on cash                      (128)       (11,258)
                                                      -----------    -----------

(Decrease) increase in cash and cash equivalents          (34,190)       101,951
Cash and cash equivalents at beginning of period          352,489        114,190
                                                      -----------    -----------
Cash and cash equivalents at the end of period        $   318,299    $   216,141
                                                      ===========    ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                          $    89,049    $   144,007
    Income taxes                                             --             --

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997. For the three month period ended February 28, 1999, there were no significant non-owner sources of income. Accordingly, a separate statement of comprehensive income has not been presented herein.


Note 2-Financing Arrangements

On December 17, 1996 the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 31, 1999, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of February 28, 1999, the Company owed Coast $2,829,863 and had no outstanding letters of credit. At February 28, 1999, the prime rate was 7.75%.

In January 1997, the Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. The mortgage is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $291,000 in the year 2000. At February 28, 1999, the mortgage was approximately $313,000.

Note 3. Investment in subsidiary

On February 27, 1998, the Company acquired all of the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares vested immediately and warrants to purchase 150,000 shares vest if certain performance conditions are met. The purchase agreement also provides for the issuance of up to 600,000 additional shares of the Company's common stock if certain other performance conditions are met. As of April 1, 1999, 225,000 of such shares had been issued. Essex is a telecommunications provider that is certified to resell local telephone services in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia. The acquisition has been accounted for as a purchase.

On August 14, 1998, the Company acquired all the outstanding membership interest of WebQuill Internet Services LLC ("WebQuill") and American Telecom, LLC ("American Telecom") in exchange for 375,000 shares of the Company's common stock. The purchase agreement also provides that 150,000 additional shares of the Company's common stock be held in escrow and issued if certain performance objectives are achieved. WebQuill provides dial-up and dedicated Internet access, Web design, Web hosting and E-Commerce development to small and medium-sized businesses. The acquisition has been accounted for as a purchase.

On January 8, 1999, the Company issued to the then shareholders of Tag Air, Inc. ("Tag Air"), 149,210 shares of the Company's common stock in conjunction with the purchase of all the outstanding stock of Tag Air. Tag Air sells travel products primarily to American Airlines employees through its Web site, catalog and two retail locations. The acquisition has been accounted for as a purchase.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

         The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, such as the Company's plans to increase the gross margin of its telecommunications division, to divest its luggage operations, to take advantage of the market opportunity presented by the Company's target markets and to further develop the Company's telecommunications, Internet and retail airline businesses, in addition to other statements contained in this Report regarding matters that are not historical facts, that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying statements which have been made regarding anticipated events. Such risks and assumptions include, but are not limited to, availability of management; availability, terms, and deployment of capital; the Company's ability to successfully market its services to current and new customers, generate customer demand for its product and services in the geographical areas in which the Company can operate, access new markets, negotiate and maintain suitable reseller and interconnection agreements with the incumbent local exchange carriers, and negotiate and maintain suitable vendor relationships, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Three Months Ended February 28, 1999 vs. February 28, 1998

Net  sales  for  the  three  months  ended   February  28,  1999   decreased  by
approximately $1,345,000 to approximately $2,487,000 as compared to approximately $3,832,000 reported for the three months ended February 28, 1998. The following table presents the Company's net sales by industry segment for the three months ended February 28, 1999 and 1998:

                                                 Three Months Ended                      Increase
Industry segment                         Feb 28, 1999          Feb. 28, 1998            (Decrease)
----------------                         -----------           -------------            -----------
Wholesale luggage                         $1,772,000              $3,596,000            ($1,824,000)
Retail sales                                 352,000                 236,000                116,000
Telecommunications                           363,000                                        363,000
                                          ----------              ----------            -----------
Total                                     $2,487,000              $3,832,000            ($1,345,000)
                                          ==========              ==========            ============

Net sales for the Company's wholesale luggage division decreased for the three months ended February 28, 1999 by approximately $1,824,000 to approximately $1,772,000 from approximately $3,596,000 reported in the three months ended February 28, 1998. The decrease in net sales in fiscal 1999 is primarily a result of a change in the ordering programs of the Company's two largest customers, both of which made minimal purchases in January 1999, but had run substantial sport bag programs during January 1998. One such customer has also changed its focus more toward luggage products and away from sport bags. The luggage products are more frequently sold during the summer travel season and the holiday season.

Net sales of the Company's retail division, consisting of the operations of Airline Ventures, Inc. ("AVI"), increased for the three months ended February 28, 1999 by approximately $116,000 to approximately $352,000 from approximately $236,000 reported in the three months ended February 28, 1998. The increase in net sales is partially attributable to the acquisition in January 1999 of Tag Air. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce sites, www.avishop.com and www.800bags.com and on a Web site, www.tagintl.com.

Net sales of the Company's telecommunications division, consisting of the operations of Essex and WebQuill, were $363,000 for the three months ended February 28, 1999. The Company's telecommunications division was not in operation in the three months ended February 28, 1998. Essex is certified to resell local telephone services and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia and currently has approximately 2,200 installed lines. WebQuill provides dial-up and dedicated Internet access, Web deign, hosting and E-commerce development to small and medium sized businesses.

The Company's gross profit for the three months ended February 28, 1999 decreased by approximately $433,000 to approximately $418,000 from approximately $851,000 reported in the prior fiscal period, and the gross profit percentage decreased to 16.8% from 22.2% reported in the prior fiscal period. The decrease in gross profit percentage is primarily attributable to the unfavorable mix of lower margin products in the luggage division, which reported a gross margin of 13%, combined with a 42% gross margin from the retail division and a 15% gross margin from the telecommunication division. Management expects the retail division's gross margin to continue at its current level and the telecommunication division's gross margin to increase throughout the year as Essex converts its customer base to a "leased facilities" product that is now being offered by Bell Atlantic Corporation in New York State. This product should allow the Company to obtain gross margins on local telephone service of approximately 30%. Such conversion should commence during the Company's third fiscal quarter.

Selling, warehouse, and general and administrative expenses increased for the three months ended February 28, 1999 by approximately $142,000 to approximately $1,461,000 from approximately $1,319,000 reported in prior fiscal period. A major portion of this increase was attributable to the expenses of the Company's telecommunications division, which was not in operation in the prior fiscal period, which were partially offset by decreases in expenses recorded in the Company's luggage division.

Interest expense for the three months ended February 28, 1999 decreased by approximately $68,000 from the amount reported in the three months ended February 28, 1998 due to lower average borrowings.

Miscellaneous income for the three months ended February 28, 1999 decreased by approximately $17,000 over the amount reported in the prior fiscal period. The decline is attributable to a reduction in the Company's commission income generated from sales arranged by the Company between the Company's suppliers and certain customers.

         The Company is currently the largest shareholder of Access One Communications Inc. ("Access One"), owning approximately 30.6% of Access One's capital stock as of February 28, 1999 and 39.1% as of April 14, 1999. As the Company's investment in Access One is accounted for under the equity method of accounting, the Company is required to include its portion of Access One's net loss in the Company's results of operations. For the period ended February 28, 1999, the Company has recorded a loss of approximately $425,000 relating to its investment in Access One. The Company has been advised by Access One that Access One's losses in the first quarter of fiscal 1999 were primarily the result of their efforts to fund aggressive customer growth and the related costs associated with hiring employees to verify and provision lines, to staff a customer service operation and to develop a management information system. The revenue for Access One has increased by approximately $971,000, or by 79%, from approximately $1,235,000 in the first quarter of its fiscal 1998, to approximately $2,206,000 in the first quarter of fiscal 1999. In addition, during this time period, Access One purchased local telephone service from BellSouth Corporation ("BellSouth") at a wholesale discount of 16.8% and passed on almost half of its discount to its customer base. The gross profit on this business was not large enough to cover the selling, general and administrative expenses associated with operating a local telephone company. However, in February 1999, Access One signed a leased facilities agreement with BellSouth pursuant to which it can increase its gross profit percentage on local service to as much as 30%. If Access One can successfully convert its installed access lines to this leased facilities agreement, which BellSouth has indicated will be accomplished in May 1999, Access One anticipates being able to reach a monthly breakeven level within the next twelve months.

Liquidity and Capital Resources

At February 28, 1999, the Company had cash and cash equivalents of approximately $318,000, and working capital of approximately $321,000.

Net cash (used in) provided by operating activities aggregated approximately ($202,000) and $1,067,000 in fiscal quarters ended February 28, 1999 and February 28, 1998, respectively. The decrease in net cash provided by operating activities of approximately $1,269,000 primarily reflects the increase in the net loss in the first fiscal quarter of 1999 as compared to the year-ago period.

Net cash (used in) provided by investing activities aggregated approximately $(33,000) and $500 in fiscal quarters ended February 28, 1999 and February 28, 1998, respectively. The use of cash from investing activities in the first fiscal quarter of 1999 was the purchase of fixed assets. The source of cash provided from investing activities in the first fiscal quarter 1998 was the proceeds from the 1992 sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately $200,000 and ($955,000) in fiscal quarters ended February 28, 1999 and February 28, 1998, respectively. In the first quarter of fiscal 1999, net cash provided by financing activities resulted primarily from $196,000 in proceeds from a private placement of preferred stock and approximately $4,000 from the proceeds of the exercise of stock options. In the first quarter of fiscal 1998, net cash used in financing activities resulted from the decrease in short-term and long-term debt of approximately $955,000.

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of February 28, 1999, the Company was indebted to Coast in the amount of $2,829,863 and had no outstanding letters of credit. This loan matures on December 31, 1999. As a result, the entire indebtedness is classified as a current liability.

In January 1997, Sirco Canada was advised by its bank, National Bank of Canada, that it would no longer provide Sirco Canada a revolving line of credit but would continue to provide the real property mortgage. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At February 28, 1999, the mortgage was approximately $313,000. The Company is currently using the Coast line of credit, when necessary, to provide letter of credit financing that was formerly provided by National Bank of Canada.

For the quarter ended February 28, 1999, the Company had approximately $33,000 in capital expenditures. The Company does not plan to make significant capital expenditures for the remainder of fiscal 1999.

As of March 4, 1999, the Company increased its ownership in its affiliate, Access One, to approximately 39.1%. Although Access One has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. The investment in Access One is recorded on the Company's books by the equity method of accounting.

The report of the independent auditors on the Company's financial statements for the year ended November 30, 1998, indicates there is substantial doubt about the Company's ability to continue as a going concern. At that time, the Company was in violation of two loan covenants with Coast, both of which have since been cured. The Company, however, continues to incur operating losses, primarily from its wholesale luggage division. The Board of Directors has announced that it intends to sell this division, and the Company is currently in discussions with several interested parties. However, if the Company is unable to successfully divest its luggage division, and the depressed levels of sales of the luggage division continue to generate operating losses and require operating cash, the Company will experience temporary cash shortages, which will have an adverse effect on the financial condition and results of operations of both the retail division and the telecommunications division.

Management believes that the retail division's working capital and cash flow from operations will be sufficient to meet the cash and capital requirements for the Company's retail division for the next twelve months. This division operated profitably in the first quarter and anticipates being able to continue its current rate of growth for the next several quarters. Management anticipates that it will need to raise up to $2 million to meet the cash requirements for its telecommunications division contemplated by the business plan for that division. There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division. The inability to carry out this plan may result in the continuance of unprofitable operations, which would adversely affect the financial condition and results of operations of the Company.

                            SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 2. Changes in Securities

         On March 4, 1999, the Company sold to Access One 1,420,000 shares of common stock of the Company in consideration of the issuance to the Company by Access One of 1,775,000 shares of common stock, par value $.001 per share, of Access One. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

         On February 24, 1999, the Company sold an aggregate of 1,152,780 shares of common stock of the Company to six vendors from which the Company buys luggage, sports bags and travel related products, in consideration of the cancellation of an aggregate of $1,339,597 in vendor invoices. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

         On January 29, 1999, the Company issued to the five former shareholders of Essex 125,000 shares of common stock of the Company in conjunction with the satisfaction of certain performance criteria established in connection with acquisition of Essex. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

         On January 8, 1999, the Company issued to the two shareholders of Tag Air and the introducing broker an aggregate of 149,210 shares of the common stock of the Company in conjunction with the purchase of assets of Tag Air. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

         On December 1, 1998, January 13, 1999 and February 3, 1999, the Company issued an aggregate of 196 shares of the Company's Series B Preferred Stock, par value $.10 per share, in consideration of payments in an aggregate amount of $196,000. Each share is entitled to dividends and distributions at the same rate and in like kind as is declared on the shares of the Company's common stock; shall receive preference to the common stock shareholders in the event of any liquidation, dissolution or winding-up of the Company; and shall have a minimum conversion price into fully paid and non-assessable shares of common stock at the option of the holder at a rate of 1,000 shares of common stock for each share of preferred stock. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

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

                                           Sirco International Corp.

    April 14, 1999                         By: /s/ Joel Dupre
--------------------------------              ------------------------------
Date                                          Joel Dupre
                                              Chairman of the Board and
                                              Chief Executive Officer


    April 14, 1999                          By: /s/ Paul H. Riss
--------------------------------              ------------------------------
Date                                           Paul H. Riss
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

No.                           Description                               Page No.
---                           -----------                              --------
27                     Financial Data Schedule.                           14

                            Sirco International Corp.