Form 10-Q
period 1999-05-31
SIRCO INTERNATIONAL CORP
filed 1999-07-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                      .
                               -------------------     -------------------

                          Commission file number 0-4465
                                                 ------

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,130,955 shares of Common Stock, par value $.10 per share, as of July 1, 1999.

                           PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                    May 31, 1999      Nov. 30, 1998
                                                                                                    ------------      ------------
                                                                                                     (Unaudited)        (See note)
Assets
Current assets:
     Cash and cash equivalents                                                                     $     375,754      $    352,489
     Accounts receivable                                                                               1,314,485         1,565,727
     Inventories                                                                                       3,735,311         4,397,635
     Prepaid expenses                                                                                    281,647           199,805
     Other current assets                                                                                155,345            36,791
     Recoverable income taxes                                                                             18,255           149,902
                                                                                                    ------------      ------------
Total current assets                                                                                   5,880,797         6,702,349
                                                                                                    ------------      ------------
Property and equipment at cost                                                                         1,501,511         1,906,326
Less accumulated depreciation                                                                            837,125         1,070,852
                                                                                                    ------------      ------------
Net property and equipment                                                                               664,386           835,474
                                                                                                    ------------      ------------
Other assets                                                                                              73,050           172,254
Investment in and advances to subsidiary                                                                 464,573           464,573
Investment in Access One Communications Corp.                                                          1,505,470         1,476,434
Investment in RiderPoint, Inc.                                                                           412,500                --
Investment in SkyClub Communications Holding Corp.                                                       170,816                --
Goodwill                                                                                               1,475,844         1,377,958
                                                                                                    ------------      ------------
Total assets                                                                                        $10,647,436      $ 11,029,042
                                                                                                    ============      ============

Liabilities and stockholders' equity Current liabilities:
     Current maturities of long-term debt                                                           $  2,365,443      $  3,193,344
     Due to related parties                                                                              340,524           519,596
     Accounts payable                                                                                  1,242,570           993,779
     Accrued expenses and other current liabilities                                                    1,806,215         1,661,420
                                                                                                    ------------      ------------
Total current liabilities                                                                              5,754,752         6,368,139
                                                                                                    ------------      ------------
Long-term debt, less current maturities                                                                  307,071           290,994
                                                                                                    ------------      ------------
Due to related parties and accounts payable refinanced                                                        --           615,829
                                                                                                    ------------      ------------
Stockholders' equity:
     Preferred stock, $.10 par value;  1,000,000 shares authorized Series A and B, 863 issued
(1999), 700 issued (1998)                                                                                     86                70
     Common stock, $.10 par value;  20,000,000 shares  authorized,  10,080,955 issued (1999),
6,343,316 issued (1998)                                                                                1,008,095           634,331
     Capital in excess of par value                                                                   17,253,235        12,851,015
     Retained earnings (deficit)                                                                     (12,078,599)       (8,864,535)
     Treasury stock at cost                                                                              (27,500)          (27,500)
     Treasury stock held by equity investee                                                             (917,780)         (159,396)
     Accumulated foreign translation adjustment                                                         (651,924)         (679,905)
                                                                                                    ------------      ------------
Total stockholders' equity                                                                             4,585,613         3,754,080
                                                                                                    ------------      ------------
Total liabilities and stockholders' equity                                                          $ 10,647,436      $ 11,029,042
                                                                                                    =============     ============

See notes to the condensed consolidated financial statements

Note: The balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                For the Six Months Ended        For the Three Months Ended
                                               May 31, 1999    May 31, 1998    May 31, 1999     May 31, 1998
                                               -----------     -----------     -----------       ----------
Net sales                                      $ 5,574,156     $ 9,029,994     $ 3,086,796       $5,197,823
Cost of Goods Sold                               4,610,856       7,159,234       2,541,848        4,178,524
                                               -----------     -----------     -----------       ----------
Gross Profit                                       963,300       1,870,760         544,948        1,019,299

Selling, warehouse, general and
  administrative expenses                        3,042,804       2,891,282       1,581,413        1,572,026
                                               -----------     -----------     -----------       ----------
Loss from operations                           (2,079,504)     (1,020,522)     (1,036,465)        (552,727)

Other (income) expense:
Interest expense                                   159,630         297,252          78,581          148,471
Interest income                                    (15,563)        (31,276)         (7,677)         (29,153)
Miscellaneous income, net                          (53,854)        (57,626)        (30,924)         (17,491)
Equity in loss of investee                       1,044,350         270,072         619,649          170,737
                                               -----------     -----------     -----------       ----------

Net loss                                      $ (3,214,067)    $(1,498,944)    $(1,696,094)       $(825,291)
                                              ============    ============    ============       ==========

Basic and diluted loss per share                   $ (0.40)         $(0.32)         $(0.18)          $(0.17)
                                                   =======         =======         =======          =======

Weighted average number of common                7,998,835       4,633,208       9,428,410        4,946,824
  Shares outstanding

See notes to the condensed consolidated financial statements.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                            May 31, 1999       May 31, 1998
Cash flows from operating activities                                         ($3,214,067)       ($1,498,944)
Net loss
Adjustment to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                  149,999             49,969
  Provision for losses in accounts receivable                                     70,916              5,590
  Loss on disposal of fixed assets                                               167,547
  Equity in loss of investee                                                   1,044,350            270,072
Changes in operating assets and liabilities:
  Accounts receivable                                                            180,326          1,045,298
  Inventories                                                                    568,324          2,627,868
  Prepaid expenses                                                               (81,842)            57,896
  Other current assets                                                            13,093           (61,964)
  Other assets                                                                    99,204             38,396
  Accounts payable and accrued expenses                                          393,586           (722,540)
                                                                             -----------        -----------
Net cash (used in) provided by operating activities:                            (608,564)         1,811,641
                                                                             -----------        -----------

Cash flows from investing activities:
Purchase of property and equipment                                               (53,087)           (32,176)
Proceeds from sale of property and equipment                                       6,000                  -
Cash inflow from agreement to sell subsidiary                                          -             19,536
                                                                             -----------        -----------
Net cash (used in) investing activities                                          (47,087)           (12,640)
                                                                             -----------        -----------

Cash flow from financing activities:
Increase (decrease) in loans payable to financial institutions
  and short-term loans payable-other                                             114,172         (1,342,722)
Proceeds from exercise of stock options                                           32,625              6,000
Proceeds from exercise of warrants                                                     -            488,250
Proceeds from private placement of common stock                                  364,100             75,000
Proceeds from private placement of preferred stock                               196,000                  -
                                                                             -----------        -----------
Net cash provided by (used in) financing activities                              706,897           (773,472)
                                                                             -----------        -----------

Effect of exchange rate changes on cash                                          (27,981)            28,313
                                                                             -----------        -----------
Increase in cash and cash equivalents                                             23,265          1,053,842
Cash and cash equivalents at beginning of period                                 352,489            114,190
                                                                             -----------        -----------
Cash and cash equivalents at end of period                                    $  375,754         $1,168,032
                                                                             ===========        ===========


Supplemental  disclosures of cash flow  information  Cash paid during the period for:
  Interest                                                                    $  159,630         $  284,754
  Income taxes                                                                         -                  -

See item 2., Changes in Securities,  for noncash financing activities during the the six month period ended May 31, 1999.
    See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-business sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997. For the six months ended May 31, 1999, there were no significant non-owner sources of income. Accordingly, a separate statement of comprehensive income has not been presented herein.

Note 2-Financing Arrangements
-----------------------------

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 31, 1999, and is guaranteed by the Company's Chairman and Chief Executive Officer. The Company has granted Coast a security interest in substantially all of the Company's assets. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons. The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of May 31, 1999, the Company owed Coast approximately $2,278,000 and had no outstanding letters of credit. At May 31, 1999, the prime rate was 7.75%.

The Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), has a term loan agreement with National Bank of Canada, to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. The mortgage loan is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $291,000 in the year 2000. At May 31, 1999, the principal amount of the mortgage loan was approximately $306,000.

On  March  3,  1999,  the  Company's  subsidiary,  Essex  Communications,  Inc.,
("Essex") entered into a Receivable Sales Agreement ("the Agreement") with Receivables Funding Corporation ("RFC"). The Agreement provides for Essex to sell up to $500,000 of its eligible receivables (as defined) to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. As of May 31, 1999, approximately $80,000 was outstanding under the Agreement. The Agreement, in substance, does not transfer the risk of loss to RFC, and has been treated as a financing for financial statement purposes. In substance, Essex borrows under the Agreement at approximately five percentage points above the prime rate. The Agreement has a termination date of the earlier of (a) March 3, 2001; (b) a termination event as defined in the Agreement; (c) the occurrence of an event of seller default as defined in the Agreement; or (d) ninety days following the Company's delivery of written notice to RFC setting forth the Company's desire to terminate the Agreement and the payment of a termination fee (as defined).

Note 3-Investment in Subsidiary
-------------------------------

On February 27, 1998, the Company acquired all the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares had vested immediately and warrants to purchase 150,000 shares will vest if certain performance conditions are met. The purchase agreement also provides for the issuance of up to 600,000 additional shares of the Company's common stock if certain performance conditions are met. As of May 31, 1999, 225,000 of such shares had been issued. Essex is a telecommunications provider that is certified to resell local telephone services and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia and is seeking certification in the states of Florida, Kentucky and Maryland. The acquisition has been accounted for as a purchase.

On August 14, 1998, the Company acquired all the outstanding membership interest of WebQuill Internet Services LLC ("WebQuill") and American Telecom, LLC ("American Telecom") in exchange for 375,000 shares of the Company's common stock. The purchase agreement also provides that 150,000 additional shares of the Company's common stock be held in escrow and issued if certain performance objectives are achieved. 100,000 of such shares are currently pending issuance. WebQuill provides dial-up and dedicated Internet access, Web design, web hosting and E-commerce development to small and medium-sized businesses. The acquisition has been accounted for as a purchase.

On January 8, 1999, the Company issued to the then shareholders of Tag Air, Inc.(Tag Air"), 149,210 shares of the Company's common stock in conjunction with the purchase of certain assets of Tag Air. Tag Air sells travel products primarily to American Airlines employees through its Web site, catalog and two retail locations. The acquisition has been accounted for as a purchase.

On April 6, 1999, the Company issued 250,000 shares of its common stock in exchange for a 19% interest in RiderPoint, Inc. ("RiderPoint"). RiderPoint is a developer, marketer and administrator of insurance and financial service programs.

On May 25, 1999, the Company issued 120,149 shares of its common stock in exchange for a 19% interest in SkyClub Communications Holding Corp. ("SkyClub"). SkyClub provides digital satellite systems for the reception of direct television and high speed Internet services.

Item 2.  Management's Analysis and Discussion of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Information Regarding Forward-Looking Statements
------------------------------------------------

The statements contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, such as the Company's plans to increase the gross profit margin of its telecommunications division, to divest its luggage operations, to take advantage of the market opportunity presented by the Company's target markets and to further develop the Company's telecommunications, Internet and retail airline business, in addition to other statements contained in this Report regarding matters that are not historical facts, that these statements are only estimates or predications. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from assumptions underlying statements which have been made regarding anticipated events. Such risks and assumptions include, but are not limited to, availability of management; availability, terms, and deployment of capital; the Company's ability to successfully market its services to current and new customers, generate customer demand for its product and services in geographical areas in which the Company can operate, access new markets, negotiate and maintain suitable reseller and interconnection agreements with incumbent local exchange carriers, and negotiate and maintain suitable vendor relationships, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Three and Six Months Ended May 31, 1999 vs. May 31, 1998
--------------------------------------------------------

Net  sales  for the  three  and six  months  ended  May 31,  1999  decreased  by approximately $2,111,000 and $3,456,000, respectively, to approximately $3,087,000 for the three months ended May 31, 1999 and approximately $5,574,000 for the six months ended May 31, 1999, as compared to approximately $5,198,000 and $9,030,000, respectively, reported for the comparable periods in 1998. The following tables present the Company's net sales by industry segment for the three and six months ended May 31, 1999 and 1998:

                               Three Months Ended
                               ------------------

                                                                               Increase
Industry segment                      May 31, 1999         May 31, 1998       (Decrease)
                                       ----------           ----------       ------------
Wholesale luggage                      $2,134,000           $4,900,000       ($2,766,000)
Retail sales                              516,000              298,000           218,000
Telecommunications                        437,000                    -           437,000
                                       ----------           ----------       -----------
Total                                  $3,087,000           $5,198,000       ($2,111,000)
                                       ==========           ==========       ===========

                                Six Months Ended
                                ----------------

Increase
Industry segment                     May 31, 1999         May 31, 1998         (Decrease)
                                      ----------            ----------         ------------
Wholesale luggage                     $3,907,000            $8,496,000         ($4,589,000)
Retail sales                             868,000               534,000             334,000
Telecommunications                       799,000                     -             799,000
                                      ----------            ----------         ------------
Total                                 $5,574,000            $9,030,000         ($3,456,000)
                                      ==========            ==========         ============

Net sales for the Company's wholesale luggage division decreased by approximately $2,766,000 and $4,589,000 for the three and six months ended May 31, 1999 from amounts reported in the comparable periods in fiscal 1998. The decrease in net sales in fiscal 1999 is primarily a result of the overall decrease in both the Company's private label and licensed product sales caused by a decrease in orders from the Company's two largest customers, who buy both private label and licensed product.

Net sales of the Company's retail division, consisting of the operations of Airline Venture, Inc. ("AVI"), increased by approximately $218,000 and $334,000, respectively, for the three and six months ended May 31, 1999 from amounts reported in the comparable periods of fiscal 1998. The increase is partially attributable to the acquisition in January 1999 of Tag Air. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce sites, www.avishop.com and www.800bags.com and on the Web site, www.tagintl.com.

Net sales of the Company's telecommunications division, consisting of the operations of Essex and WebQuill, were $437,000 and $799,000, respectively, for the three and six months ended May 31, 1999. The Company's telecommunications division had no net sales for the same comparable periods in fiscal 1998. Essex is certified to resell local telephone service and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia and is currently seeking certification in the states of Florida, Kentucky and Maryland. At July 1, 1999, Essex had approximately 2,200 installed lines. WebQuill provides dial-up and dedicated Internet access, Web design, hosting and E-commerce development to small and medium-sized businesses.

The Company's gross profit decreased by approximately $474,000 and $907,000, respectively, and the gross profit percentage decreased to 17.7% from 19.6% and to 17.3% from 20.7%, respectively, for the three and six months ended May 31, 1999 from amounts reported in the comparable periods in fiscal 1998. The decrease in gross profit percentage is primarily attributable to unfavorable mix of lower margin products in the luggage division, which reported a gross profit percentage of 10% and 11%, respectively, for the three and six months ended May 31, 1999, as compared to a gross profit percentage of 18% and 19%, respectively, for the three and six month periods ended May 31, 1998. Gross profit percentages amounted to 46% and 45% for the retail division and 25% and 19% for the telecommunications division, respectively, for the three and six months ended May 31, 1999. Management expects the retail division's gross margin to continue at its current level and the telecommunication division's gross margin to increase throughout the year as Essex converts its customer base to a "leased facilities" product that is now being offered by Bell Atlantic Corporation in New York State. This product, when implemented, should allow the Company to obtain gross margins on local telephone service of approximately 30%. Such conversion should commence during the Company's third fiscal quarter.

Selling, warehouse and general and administrative expenses increased by approximately $9,000 and $152,000, respectively, for the three and six months ended May 31, 1999 from amounts reported in the comparable periods in fiscal 1998. A major portion of the increase is a direct result of expenses incurred by the Company's telecommunications division, which were not in operation in the prior fiscal periods. Such increases were partially offset by a decrease in expenses in the wholesale luggage business during the three months ended May 31, 1999.

Interest expense for the three and six months ended May 31, 1999 decreased by approximately $70,000 and $138,000, respectively, from the amounts reported in the same periods in fiscal 1998 due to lower average borrowings.

Miscellaneous income increased by approximately $13,000 and decreased by approximately $4,000, respectively, for the three and six months ended May 31, 1999 from amounts reported in the comparable periods in fiscal 1999. The decline in the Company's commission income generated from sales arranged by the Company between overseas suppliers and certain customers was offset by an increase in rental income reported by Sirco Canada.

At May 31, 1999, the Company was the largest shareholder of Access One Communications Corp. ("Access One"), owning approximately 39.1% of Access One's capital stock. As the Company's investment in Access One is accounted for under the equity method of accounting, the Company is required to include its portion of Access One's net loss in the Company's results of operations. For the three and six months ended May 31, 1999, the Company has recorded a loss of approximately $620,000 and $1,044,000, respectively, relating to its investment in Access One.

Liquidity and Capital Resources
-------------------------------

At May 31, 1999, the Company had cash and cash equivalents of approximately $376,000 and working capital of approximately $126,000.

Net cash (used in) provided by operating activities aggregated approximately ($609,000) and $1,812,000 in the six month periods ended May 31, 1999 and May 31, 1998, respectively. The decrease in net cash provided by operating activities primarily reflects the increase in the net loss in the first half of fiscal 1999 as compared to the year-ago period.

Net cash used in investing activities aggregated approximately $47,000 and $13,000 in the six month periods ended May 31, 1999 and May 31, 1998, respectively. The principal uses of cash from investing activities in the six month periods ended May 31, 1999 and 1998 was for the purchase of equipment. The principal source of cash provided by investing activities in 1998 was the proceeds of a note receivable from a 1992 sale of a subsidiary.

Net cash provided by (used in) financing activities aggregated approximately $707,000 and ($773,000) in the six month periods ended May 31, 1999 and May 31, 1998, respectively. In the fiscal period ended May 31, 1999, net cash provided by financing activities resulted from an increase in short-term debt of approximately $114,000, the proceeds from the exercise of stock options of approximately $33,000, the proceeds of a private placement of common stock of approximately $364,000 and the proceeds of a private placement of preferred stock of approximately $196,000. In the fiscal period ended May 31, 1998, net cash used in financing activities resulted from a decrease in short-term debt of approximately $1,343,000, partially offset by approximately $6,000 from the proceeds of stock options, by approximately $488,000 from the proceeds of warrants and by approximately $75,000 from the proceeds of a private placement of common stock.

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of May 31, 1999, the Company was indebted to Coast in the principal amount of approximately $2,278,000 and had no outstanding letters of credit. This loan matures on December 31, 1999 and therefore the entire indebtedness is classified as a current liability. The Company anticipates paying the debt before its maturity, as the debt relates to the wholesale luggage division, which the Company anticipates divesting before the loan maturity date.

The National Bank of Canada provides a real property mortgage loan on Sirco Canada's office and warehouse facility. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At May 31, 1999, the principal amount of the mortgage loan was approximately $306,000. Sirco Canada does not currently utilize a working capital lender.

On March 3, 1999, the Company's subsidiary, Essex, entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") which provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. The Receivable Sale Agreement does not transfer the risk of loss to RFC, and has been treated by the Company as a financing for financial statement purposes. As of May 31, 1999, Essex was indebted to RFC for the principal amount of approximately $80,000. Essex borrows from RFC at approximately five percentage points above the prime rate.

For the six month period ended May 31, 1999, the Company had approximately $53,000 in capital expenditures. The Company expects to make additional capital expenditures over the next twelve months to purchase equipment for its telecommunications division, but does not anticipate that these expenditures will be significant. During the second quarter of fiscal 1999, the Company closed in New York City showroom, resulting in a loss on the disposal of fixed assets of approximately $168,000.

As of May 31, 1999, the Company owned approximately 39.1% of its affiliate, Access One. Although Access One has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. Gross revenues of Access One for the three and six months ended May 31, 1999 increased by approximately $2,740,000 and $3,896,000, respectively, to approximately $4,185,000 for the three months ended May 31, 1999 and approximately $6,512,000 for the six months ended May 31, 1999, as compared to approximately $1,445,000 and $2,616,000, respectively, reported for the comparable periods in 1998. The Company does not record the revenues of Access One on its financial statements, as the investment in Access One is recorded on the Company's books by the equity method of accounting. Under this method, the Company currently records 39.1% of any income or loss that is incurred by Access One. Although the Company has recorded a loss on its investment for each quarter through May 31, 1999, Access One's management believes that the implementation of a leased facilities program with its largest supplier, BellSouth Corporation, effective June 2, 1999, should result in operating profits for Access One for the month of June 1999 and the fourth quarter of fiscal 1999.

The report of the independent auditors on the Company's financial statements for the year ended November 30, 1998, indicates that there is substantial doubt about the Company's ability to continue as a going concern. The Company continues to incur significant operating losses, primarily from its luggage division, and is having difficulty meeting its obligations when they become due. The Board of Directors has announced that it intends to sell the wholesale luggage division and the Company has signed a letter of intent and is currently negotiating a definitive purchase agreement with a potential buyer. However, there can be no assurances that such divestiture will occur, and if the Company is unable to divest itself of its luggage division, and the depressed levels of sales of the luggage division continue to generate operating losses and require operating cash, the Company will experience temporary cash shortages, which will have an adverse effect on the financial condition and results of operations of both the retail division and the telecommunications division.

Management believes that the retail division's working capital and cash flow from operations will be sufficient to meet the cash and capital requirements for the Company's retail division for the next twelve months. This division operated profitably in the first half of fiscal 1999 and anticipates being able to continue its current rate of growth for the next several quarters. Management anticipates that it will need to raise up to $2 million to meet the cash requirements for its telecommunications division contemplated by the business plan for that division for the next twelve months. There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division. The inability to carry out this plan may result in the continuance of unprofitable operations, which would adversely affect the financial condition and results of operations of the Company.

                            SIRCO INTERNATIONAL CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

Item 2.             Changes in Securities
-------             ---------------------
                  On May 25, 1999, the Company issued to SkyClub Communications Holding Corp. ("SkyClub"), 120,419 shares of Common Stock of the Company in conjunction with the purchase of a minority interest in SkyClub. Such transaction was effected pursuant to
                  Section 4(2) of the Securities Act of 1933, as amended.

                  On May 21, 1999, the Company sold an aggregate of 354,500 shares of Common Stock of the Company in a private placement offering to ten individuals. Such transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                  On May 14, 1999, a holder of 33 shares of the Company's Series A Preferred Stock, par value $.10, converted each share of preferred stock into 1,000 shares of common stock for a total of 33,000 shares. Such securities were exempt from the Securities Act of 1933, as amended, pursuant to Section 3(9) thereof.

                  On April 6, 1999, the Company issued to RiderPoint, Inc. ("RiderPoint"), 250,000 shares of Common Stock of the Company in conjunction with the purchase of a minority interest in RiderPoint. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
                  (a)  Exhibits.
                      (3) Articles of Incorporation and By-laws
                           (a) Certificate   of   Incorporation,   as   amended,
                               incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.
                           (b) Certificate  of Amendment of the  Certificate  of
                               Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.
                           (c) Certificate  of Amendment to the  Certificate  of
                               Incorporation,   incorporated   by  reference  to
                               Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.
                           (d) Certificate  of Amendment to the  Certificate  of
                               Incorporation,   incorporated   by  reference  to
                               Exhibit 3(e) to the  Company's  Annual

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

                      (27) Financial Data Schedule

                  (b)  Reports on Form 8-K

                      None

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   Sirco International Corp.


    July 15, 1999                                  By:  /s/ Joel Dupre
    ----------------------                            --------------------------
    Date                                              Joel Dupre
                                                      Chairman of the Board and
                                                      Chief Executive Officer





    July 15, 1999                                  By:  /s/ Paul Riss
    ----------------------                            --------------------------
    Date                                              Paul Riss
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                                  EXHIBIT INDEX

No.                        Description                                  Page No.
---                        -----------                                  --------

27                Financial Data Schedule.

                            Sirco International Corp.

Item No.                                      Item Description                       May 31, 1999
--------                                      -----------------                      ------------
5-02(1)           Cash and cash items                                                 $   375,754
5-02(2)           Marketable securities                                                         0
5-02(3)(a)(1)     Notes and accounts receivable-trade                                   1,896,257
5-02(4)           Allowances for doubtful accounts                                        581,772
5-02(6)           Inventory                                                             3,735,311
5-02(9)           Total current assets                                                  5,880,797
5-02(13)          Property, plant and equipment                                         1,501,511
5-02(14)          Accumulated depreciation                                                837,125
5-02(18)          Total assets                                                         10,647,436
5-02(21)          Total current liabilities                                             5,754,752
5-02(22)          Bonds, mortgages and similar debt                                       307,071
5-02(28)          Preferred stock-mandatory redemption                                          0
5-02(29)          Preferred stock-no mandatory redemption                                      86
5-02(30)          Common stock                                                          1,008,095
5-02(31)          Other stockholder's equity                                            3,577,432
5-02(32)          Total liabilities and stockholder's equity                           10,647,436
5-03(b)1(a)       Net sales of tangible products                                        5,574,156
5-03(b)1          Total revenue                                                         5,628,010
5-03(b)2(a)       Cost of tangible goods sold                                           4,610,856
5-03(b)2          Total costs and expenses applicable to sales and revenue              2,875,257
5-03(b)3          Other costs and expenses                                                167,547
5-03(b)5          Provision for doubtful accounts and notes                                     0
5-03(b)(8)        Interest and amortization of debt discount                              159,630
5-03(b)(10)       Income/loss before taxes and other items.                            (3,214,067)
5-03(b)(11)       Income tax expense                                                            0
5-03(b)(14)       Income/loss continuing operations                                    (3,214,067)
5-03(b)(15)       Discontinued operations                                                       0
5-03(b)(17)       Extraordinary items                                                           0
5-03(b)(18)       Cumulative effect-change in accounting principles                             0
5-03(b)(19)       Net income or loss                                                   (3,214,067)
5-03(b)(20)       Earnings per share-basic                                                   (.40)
5-03(b)(20)       Earnings per share-diluted                                                 (.40)


"This schedule contains summary financial information extracted from the Balance Sheet and Income Statement and is qualified in its entirety by reference to such financial statements."
                                       17