Form 10-Q
period 1999-08-31
SIRCO INTERNATIONAL CORP
filed 1999-10-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1999.

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

       37 North Avenue, Norwalk, Connecticut 06851
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code          203-750-1000

              24 Richmond Hill Avenue, Stamford, Connecticut 06901
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No     .
                                                -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,711,609 shares of Common Stock, par value $.10 per share, as of October 1, 1999.

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Sirco International Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                                                                Aug. 31, 1999      Nov. 30, 1998
                                                                                -------------      -------------
                                                                                 (Unaudited)        (See note)

 Assets
 Current assets:
       Cash and cash equivalents                                                 $    183,627      $    352,489
       Accounts receivable                                                          1,733,864         1,565,727
       Inventories                                                                  1,486,376         4,397,635
       Prepaid expenses                                                               175,115           199,805
       Other current assets                                                           196,314            36,791
       Recoverable income taxes                                                        18,034           149,902
                                                                                 ------------      ------------
 Total current assets                                                               3,793,330         6,702,349
                                                                                 ------------      ------------
 Property and equipment at cost                                                     1,010,565         1,906,326
 Less accumulated depreciation                                                        384,685         1,070,852
                                                                                 ------------      ------------
 Net property and equipment                                                           625,880           835,474
                                                                                 ------------      ------------
 Other assets                                                                          77,872           172,254
 Investment in and advances to subsidiary                                             439,605           464,573
 Investment in Access One Communications Corp.                                      1,211,461         1,476,434
 Investment in RiderPoint, Inc.                                                       412,500                --
 Investment in SkyClub Communications Holding Corp.                                   170,816                --
 Goodwill                                                                           1,414,208         1,377,958
                                                                                 ------------      ------------
 Total assets                                                                    $  8,145,672      $ 11,029,042
                                                                                 ============      ============
 Liabilities and stockholders' equity Current liabilities:
       Current maturities of long-term debt                                      $  1,747,875      $  3,193,344
       Due to related parties                                                         247,498           519,596
       Accounts payable                                                             1,831,500           993,779
       Accrued expenses and other current liabilities                               1,792,404         1,661,420
                                                                                 ------------      ------------
 Total current liabilities                                                          5,619,277         6,368,139
                                                                                 ------------      ------------
 Long-term debt, less current maturities                                                   --           290,994
                                                                                 ------------      ------------
 Due to related parties and accounts payable refinanced                                    --           615,829
                                                                                 ------------      ------------
 Stockholders' equity:
       Preferred stock, $.10 par value; 1,000,000 shares authorized
         Series A and B, 190 issued (1999),  700 issued (1998)                             19                70
       Common stock,  $.10 par value; 20,000,000 shares authorized,
         10,611,609 issued (1999), 6,343,316 issued (1998)                          1,061,161           634,331
       Capital in excess of par value                                              17,569,040        12,851,015
       Retained earnings (deficit)                                                (15,283,658)       (8,864,535)
       Treasury stock at cost                                                         (27,500)          (27,500)
       Treasury stock held by equity investee                                        (792,667)         (159,396)
       Accumulated foreign translation adjustment                                          --          (679,905)
                                                                                 ------------      ------------
 Total stockholders' equity                                                         2,526,395         3,754,080
                                                                                 ------------      ------------
 Total liabilities and stockholders' equity                                      $  8,145,672      $ 11,029,042
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

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  For the Nine Months Ended          For the Three Months Ended
                                                              Aug.31,1999          Aug. 31,1998   Aug. 31,1999          Aug. 31,1998
                                                              -----------          -----------     -----------           ----------

Net sales                                                     $ 2,696,745          $   905,977     $ 1,029,455           $  372,308
Cost of Goods Sold                                              1,845,654              529,990         713,846              200,857
                                                              -----------          -----------     -----------           ----------
Gross Profit                                                      851,091              375,987         315,609              171,451

Selling, warehouse, general and
  administrative expenses                                       1,815,210              639,072         758,340              260,625
Loss from operations                                             (964,119)            (263,085)       (442,731)             (89,174)

Other (income) expense:
Interest expense                                                   11,476                    -           8,394                    -
Miscellaneous income, net                                            (173)                   -               -                    -
Equity in loss of investee                                      1,463,472              618,168         419,122              348,096
Loss from continuing operations                                (2,438,894)            (881,253)       (870,247)            (437,270)

Discontinued operations (Note 4)
Loss from discontinued operations                              (3,259,999)          (1,539,769)     (1,614,579)            (484,808)
Loss on disposal of discontinued operations
                                                                 (720,230)                    -       (720,230)                   -
                                                              -----------          ============    -----------           ==========
Net loss
                                                              ($6,419,123)         ($2,421,022)    ($3,205,056)           ($922,078)
                                                              ===========          ===========     ===========           ==========
Basic and diluted loss per share from continuing operations

Basis and diluted loss per share from                              ($0.28)              ($0.18)         ($0.09)              ($0.08)
                                                                                                                            ------
Discontinued operations

Basic and diluted loss per share                                   ($0.45)              ($0.31)         ($0.22)              ($0.09)
                                                                  -------              -------         -------              -------

Weighted average number of common                                  ($0.73)              ($0.49)         ($0.31)              ($0.17)
                                                                  =======              =======         =======              =======
shares outstanding

                                                                8,740,979            4,942,134      10,209,134            5,553,270
                                                                =========            =========      ==========            =========

See notes to the condensed consolidated financial statements.

                   Sirco International Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                  Aug. 31, 1999        Aug. 31,1998
                                                                                  -------------        ------------
Cash flows from operating activities
Net loss from continuing operations                                                ($2,438,894)         ($  881,253)
                                                                                   -----------          -----------
Adjustment to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                        222,906               70,649
  Translation adjustment                                                               662,912
  Provision for losses in accounts receivable                                          108,984               37,458
  Loss on disposal of fixed assets                                                     232,540
  Equity in loss of investee                                                         1,463,472              618,168
Changes in operating assets and liabilities:
  Accounts receivable                                                                (277,121)              894,156
  Inventories                                                                        3,007,578            2,621,761
  Prepaid expenses                                                                      24,690               35,719
  Other current assets                                                                 148,595               25,012
  Other assets                                                                         104,001               63,498
  Accounts payable and accrued expenses                                                968,735            (693,722)
                                                                                   -----------          -----------
Net cash provided by continuing operations                                           4,228,398            2,791,446
                                                                                   -----------          -----------
Net cash used in discontinued operations                                            (3,980,229)          (1,539,769)
                                                                                   -----------          -----------
Net cash provided by operating activities:                                             248,169            1,251,677
                                                                                   -----------          -----------
Cash flows from investing activities:
Purchase of property and equipment                                                     (68,896)            (152,263)
Proceeds from sale of property and equipment                                             6,000                    -
Cash inflow from agreement to sell subsidiary                                           24,968               34,727
                                                                                   -----------          -----------
Net cash used in investing activities                                                  (37,928)            (117,536)
                                                                                   -----------          -----------

Cash flow from financing activities:
Decrease in loans payable to financial institutions
  and short-term loans payable-other                                                (1,284,814)          (2,035,377)
Proceeds from exercise of stock options                                                291,000               18,187
Proceeds from exercise of warrants                                                           -              488,250
Proceeds from private placement of common stock                                        364,100               75,000
Proceeds from private placement of preferred stock                                     196,000              658,000
                                                                                   -----------          -----------
Net cash used in financing activities                                                 (433,714)            (795,940)
                                                                                   -----------          -----------

Effect of exchange rate changes on cash                                                 54,611               58,241
                                                                                   -----------          -----------
(Decrease) increase in cash and cash equivalents                                      (168,862)             396,442
Cash and cash equivalents at beginning of period                                       352,489              114,190
                                                                                   -----------          -----------
Cash and cash equivalents at end of period                                         $   183,627          $   510,632
                                                                                   ===========          ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest
    Continuing operations                                                          $    11,476          $       467
                                                                                   -----------          -----------
    Discontinued operations                                                           $232,521             $385,156
  Income taxes                                                                     $         -          $         -
See item 2., Changes in Securities, for noncash financing
  activities during the nine month period ended Aug. 31, 1999.

See notes to the condensed consolidated financial statements.

                            SIRCO INTERNATIONAL CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-business sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997. The Company had a total comprehensive (loss) of approximately ($2,542,000) and ($922,000) for the three months ended August 31, 1999 and 1998, respectively. The Company had a total comprehensive (loss) of ($5,756,000) and ($2,421,000) for the nine months ended August 31, 1999 and 1998, respectively. The difference between the Company's net (loss) and total comprehensive (loss) of approximately ($663,000) during the Company's fiscal quarter ended August 31, 1999 relates to the reclassification adjustment required for the cumulative foreign currency translation losses associated with foreign subsidiaries that adopted liquidation plans during such quarter.

Note 2-Financing Arrangements
-----------------------------

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Bank ("Coast"), that provides for revolving loans and letter of credit financing in the amount of the lesser of $7,000,000 or the sum of (a) 80% of eligible accounts receivable (as defined) and (b) 50% of eligible inventory (as defined) up to a maximum inventory loan of $3,000,000 less 50% of letter of credit financing outstanding. The amount of the facility available for letter of credit financing is limited to $2,500,000. The loan bears interest at 2% above the prime rate, matures on December 31, 1999, and is guaranteed by the Company's Chairman of the Board. The Company has granted Coast a security interest in substantially all of the Company's assets of its US luggage operations. The agreement with Coast contains various restrictive covenants, including among others, a restriction on the payment or declaration of any cash dividends, a restriction on the acquisition of any assets other than in the ordinary course of business in excess of $100,000, restrictions related to mergers, borrowing and debt guarantees, and a $100,000 annual limitation on the acquisition or retirement of the Company's common and preferred stock, which acquisitions or retirements are limited to transactions with employees, directors and consultants pursuant to the terms of employment, consulting or other stock restriction agreements with such persons.

The agreement also requires the Company to maintain a minimum tangible net worth of $1,400,000. As of August 31, 1999, the Company was in default of the agreement. The Company has not asked for a waiver as the loan is secured by the remaining assets from its discontinued luggage segment and is scheduled to be repaid before its maturity on December 31, 1999 from the collection of the trade accounts receivable. As of August 31, 1999, the Company owed Coast approximately $1,315,000 and had no outstanding letters of credit. At August 31, 1999, the prime rate was 8.25%

The Company's Canadian subsidiary, Sirco International (Canada) Ltd. ("Sirco Canada"), has a term loan agreement with National Bank of Canada, to provide the real property mortgage loan on Sirco Canada's office and warehouse facility. The mortgage loan is payable in monthly installments of approximately $3,500, including interest at 10.25%, with a balloon payment of approximately $291,000 in the year 2000. At August 31, 1999, the principal amount of the mortgage loan was approximately $298,000.

On March 3, 1999, the Company's subsidiary, Essex Communications, Inc., ("Essex") entered into a Receivable Sales Agreement (the "Sale Agreement") with Receivables Funding Corporation ("RFC"). The Sale Agreement provides for Essex to sell up to $500,000 of its eligible receivables (as defined) to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. As of August 31, 1999, approximately $128,000 was outstanding under the Sale Agreement. The Sale Agreement, in substance, does not transfer the risk of loss to RFC, and has been treated as a financing for financial statement purposes. In substance, Essex borrows under the Sale Agreement at approximately five percentage points above the prime rate. The Sale Agreement has a termination date of the earlier of (a) March 3, 2001; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following the Company's delivery of written notice to RFC setting forth the Company's desire to terminate the Sale Agreement and the payment of a termination fee (as defined).

Note 3-Acquisitions and Investments
-----------------------------------

On February 27, 1998, the Company acquired all the outstanding shares of common stock of Essex in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares had vested immediately and warrants to purchase 150,000 shares will vest if certain performance conditions are met. The purchase agreement also provided for the issuance of up to 600,000 additional shares of the Company's common stock if certain performance conditions were met before August 31, 1999. 325,000 of such shares were issued. Essex is a telecommunications provider that is certified to resell local telephone services and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia and is seeking certification in the states of Florida, Kentucky and Maryland. The acquisition has been accounted for as a purchase.

On August 14, 1998, the Company acquired all the outstanding membership interest of WebQuill Internet Services LLC ("WebQuill") and American Telecom, LLC ("American Telecom") in exchange for 375,000 shares of the Company's common stock. The purchase agreement also provides that 150,000 additional shares of the Company's common stock be held in escrow and issued if certain performance objectives are achieved. 100,000 of such shares are currently issuable. WebQuill provides dial-up and dedicated Internet access, Web design, Web hosting and E-commerce development to small and medium-sized businesses. The acquisition has been accounted for as a purchase.

On January 8, 1999, the Company issued to the then shareholders of Tag Air, Inc. (Tag Air"), 149,210 shares of the Company's common stock in conjunction with the purchase of certain assets of Tag Air. Tag Air sells travel products primarily to American Airlines employees through its Web site, catalog and two retail locations. The acquisition has been accounted for as a purchase.

On April 6, 1999, the Company issued 250,000 shares of its common stock in exchange for a 19% interest in RiderPoint, Inc. ("RiderPoint"). RiderPoint is a developer, marketer and administrator of insurance and financial service programs. This investment is carried at cost.

On May 25, 1999, the Company issued 120,149 shares of its common stock in exchange for a 19% interest in SkyClub Communications Holding Corp. ("SkyClub"). SkyClub provides digital satellite systems for the reception of direct television and high speed Internet services. This investment is carried at cost.

Note 4-Discontinued Operations

On August 11, 1999, the Company sold certain assets and assigned certain licenses of its domestic luggage division to Interbrand L.L.C., a non-related accessories company, and announced that it would discontinue the operations of its wholesale luggage segment. In addition to purchasing inventory, equipment and other assets, Interbrand also hired certain employees, including the Company's current Chairman of the Board, Joel Dupre. Upon being hired by Interbrand, Mr. Dupre resigned his position with the Company as Chief Executive Officer, and is no longer employed by the Company.

The operating results of the wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations for all periods presented, including the prior period financial statements in which the Company has restated the operating results of its wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by the wholesale luggage segment is included as operating expenses of such discontinued segment. A cumulative loss on foreign currency translation adjustment of approximately $663,000, which formerly was presented as a separate component of shareholder's equity, is now reflected as an operating expense in the month of August 1999 because such loss related solely to the discontinued segment. Operating results of the discontinued operation for the three and nine months ended August 31, 1999 are as follows:

                                                                              Three months ended August 31,
                                                                               1999                  1998
                                                                               ----                  ----
Net sales                                                                    $2,360,489            $4,001,255
Cost of Sales                                                                 2,139,178             3,142,185
Operating expenses                                                            1,835,890             1,343,878
                                                                              ---------             ---------
Loss from discontinued operations                                           ($1,614,579)            ($484,808)

                                                        Nine months ended August 31,
                                                      1999                         1998
                                                      ----                         ----
Net sales                                           $6,267,355                $12,497,580
Cost of Sales                                        5,618,226                  9,972,286
Operating expenses                                   3,909,128                  4,065,063
                                                     ---------                  ---------
Loss from discontinued operations                  ($3,259,999)               ($1,539,769)

The remaining assets and liabilities of the discontinued segment are not segregated on the Company's Balance Sheet at August 31, 1999. Such assets and liabilities consist of approximately $1,318,000 in trade accounts receivable, $918,000 in inventory, $330,000 in other current assets, $433,000 in property and equipment, $1,612,000 in loans payable to financial institutions and $2,802,000 in accounts payable and accrued expenses. The Company intends to seek substantial discounts from suppliers and vendors in order to liquidate the remaining liabilities of the discontinued segment.

Item 2.  Management's Analysis and Discussion of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Information Regarding Forward-Looking Statements
------------------------------------------------

The statements contained in this report that are not historical facts are "forward-looking statements" that can be identified by the use of forward-looking terminology, such as "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, such as the Company's plans to increase the gross profit margin of its telecommunications division, to take advantage of the market opportunity presented by the Company's target markets and to further develop the Company's telecommunications, Internet and retail airline business, in addition to other statements contained in this Report regarding matters that are not historical facts, that these statements are only estimates or predications. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from assumptions underlying statements that have been made regarding anticipated events. Such risks and assumptions include, but are not limited to, availability of management; availability, terms, and deployment of capital; the Company's ability to successfully market its services to current and new customers, generate customer demand for its product and services in geographical areas in which the Company can operate, access new markets, negotiate and maintain suitable reseller and interconnection agreements with incumbent local exchange carriers, and negotiate and maintain suitable vendor relationships, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary from such forward-looking statements. All written and oral forward-looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Three and Nine Months Ended August 31, 1999 vs. August 31, 1998

Continuing operations

Net sales for the three and nine months ended August 31, 1999 increased by approximately $651,000 and $1,791,000, respectively, to approximately $1,029,000 for the three months ended August 31, 1999 and approximately $2,697,000 for the nine months ended August 31, 1999, as compared to approximately $372,000 and $906,000, respectively, reported for the comparable periods in 1998. The following tables present the Company's net sales by industry segment for the three and nine months ended August 31, 1999 and 1998:

                          Three months ended August 31,

Industry segment                       1999            1998          Increase
----------------                       ----            ----          --------
Retail sales                       $497,000        $279,000          $218,000
Telecommunications                  532,000          93,000           439,000
                                    -------          ------           -------
Total                            $1,029,000        $372,000          $651,000
                                 ==========        ========          ========

                           Nine months ended August 31,
Industry segment                     1999            1998             Increase
----------------                     ----            ----             --------
Retail sales                      $1,365,000       $813,000           $552,000
Telecommunications                 1,332,000         93,000          1,239,000
                                   ---------         ------          ---------
Total                             $2,697,000       $906,000         $1,791,000
                                  ==========       ========         ==========

Net sales of the Company's telecommunications division, consisting of the operations of Essex and WebQuill, increased by approximately $439,000 and $1,239,000, respectively, for the three and nine months ended August 31, 1999. This increase was attributable to the rapid growth in the number of installed access lines provisioned by Essex during the third quarter of fiscal 1999. Essex is certified to resell local telephone service and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia and is currently seeking certification in the states of Florida, Kentucky and Maryland. At October 1, 1999, Essex had approximately 6,000 installed lines. WebQuill provides dial-up and dedicated Internet access, Web design, Web hosting and E-commerce development to small and medium-sized businesses.

Net sales of the Company's retail division, consisting of the operations of Airline Venture, Inc. ("AVI"), increased by approximately $218,000 and $552,000, respectively, for the three and nine months ended August 31, 1999 from amounts reported in the comparable periods of fiscal 1998. The increase was partially attributable to the acquisition in January 1999 of Tag Air. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce sites, www.avishop.com and www.800bags.com and on the Web site, www.tagintl.com.

The Company's gross profit increased by approximately $144,000 and $475,000, respectively, and the gross profit percentage decreased to 31.0% from 46.1% and to 32.0% from 41.5%, respectively, for the three and nine months ended August 31, 1999 from amounts reported in the comparable periods in fiscal 1998. The decrease in gross profit percentage is primarily attributable to the increase in sales of the Company's telecommunications division, which has lower margins than the Company's retail sales division. Gross profit percentages amounted to 36% and 41% for the retail division and 25% and 21% for the telecommunications division, respectively, for the three and nine months ended August 31, 1999. Management expects the retail division's gross margin to continue at its current level and the telecommunication division's gross margin to continue to increase throughout the year as Essex converts its customer base to a "leased facilities" product that is now being offered by Bell Atlantic Corporation in New York State. This product should allow the Company to obtain gross margins on local telephone service of more than 30%. Such conversion commenced during the Company's third fiscal quarter of 1999.

Selling, warehouse and general and administrative expenses increased by approximately $498,000 and $1,176,000, respectively, for the three and nine months ended August 31, 1999 from amounts reported in the comparable periods in fiscal 1998. A major portion of the increase was directly attributable to expenses incurred by the Company's telecommunications division, which had no significant operating expenses in the prior fiscal periods.

Interest expense from continuing operations amounted to approximately $8,000 and $11,000 for the three and nine months ended August 31, 1999. There was no interest expense from the Company's continuing operations during the same periods in fiscal 1998.

At August 31, 1999, the Company was the largest shareholder of Access One Communications Corp. ("Access One"), owning approximately 39% of Access One's capital stock. As the Company's investment in Access One is accounted for under the equity method of accounting, the Company is required to include its portion of Access One's net loss in the Company's results of operations. For the three and nine months ended August 31, 1999, the Company has recorded a loss of approximately $419,000 and $1,463,000, respectively, relating to its investment in Access One. Condensed consolidated financial information for the three and nine months ended July 31, 1999 for Access One is as follows:

                                 Three Months Ended       Nine Months Ended
                                      July 31, 1999           July 31, 1999
                                      -------------           -------------
Net Sales                                $5,056,509             $10,432,705
Cost of Sales                             3,710,322               8,409,916
Gross Profit                              1,346,187               2,022,789
Net Operating Income (Loss)                  71,650             (1,488,909)
Other Expenses                              934,802               1,475,664
Net (Loss)                                (863,153)             (2,964,573)

Discontinued operations
-----------------------

See Note 4 - Discontinued operations

Liquidity and Capital Resources
-------------------------------

At August 31, 1999, the Company had cash and cash equivalents of approximately $184,000 and negative working capital of approximately $1,826,000.

Net cash provided by operating activities aggregated approximately $248,000 and $1,252,000 in the nine-month periods ended August 31, 1999 and 1998, respectively. The decrease in net cash provided by operating activities primarily reflects the increase in the net loss for the nine-months ended August 31, 1999 as compared to the prior year period.

Net cash used in investing activities aggregated approximately $38,000 and $118,000 in the nine-month periods ended August 31, 1999 and 1998, respectively. The principal use of cash from investing activities in the nine-month periods ended August 31, 1999 and 1998 was the purchase of equipment. The principal source of cash provided by investing activities in the nine-month periods ended August 31, 1999 and 1998 was the proceeds of a note receivable from the 1992 sale of a subsidiary.

Net cash used in financing activities aggregated approximately $434,000 and $796,000 in the nine-month periods ended August 31, 1999 and 1998, respectively. In the fiscal period ended August 31, 1999, net cash used in financing activities resulted from a decrease in short-term debt of approximately $1,284,000, which was partially offset by the proceeds from the exercise of stock options of approximately $291,000, the proceeds of a private placement of common stock of approximately $364,000 and the proceeds of a private placement of preferred stock of approximately $196,000. In the nine-month period ended August 31, 1998, net cash used in financing activities resulted from a decrease in short-term debt of approximately $2,035,000, partially offset from the proceeds of stock options of approximately $18,000, the proceeds of warrants of approximately $488,000, the proceeds of a private placement of common stock of approximately $75,000 and the proceeds of a private placement of preferred stock of approximately $658,000.

On December 17, 1996, the Company entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"). See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). As of August 31, 1999, the Company was indebted to Coast in the principal amount of approximately $1,315,000 and had no outstanding letters of credit. This loan matures on December 31, 1999 and therefore the entire indebtedness is classified as a current liability. As of August 31, 1999, the Company was in default of the agreement. As the Company anticipates paying the debt before its maturity by liquidating its remaining inventory and collecting its trade accounts receivable, the Company has not requested a waiver of the violation from Coast. Coast granted the Company written permission to divest its wholesale luggage division and such debt relates to the assets of the discontinued division.

The National Bank of Canada provides a real property mortgage loan on Sirco Canada's office and warehouse facility. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited). At August 31, 1999, the principal amount of the mortgage loan was approximately $298,000. Sirco Canada does not currently utilize a working capital lender.

On March 3, 1999, the Company's subsidiary, Essex, entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. The Receivable Sale Agreement does not transfer the risk of loss to RFC, and has been treated by the Company as a financing for financial statement purposes. As of August 31, 1999, Essex was indebted to RFC for the principal amount of approximately $128,000. Essex borrows from RFC at approximately five percentage points above the prime rate.

For the nine-month period ended August 31, 1999, the Company had approximately $69,000 in capital expenditures. The Company expects to make additional capital expenditures over the next twelve months to purchase equipment for its telecommunications division, but does not anticipate that such expenditures will be significant.

As of August 31, 1999, the Company owned approximately 39% of its affiliate, Access One. Although Access One has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for the stock, and the shares held by the Company bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. The Company does not record the revenues of Access One on its financial statements, as the investment in Access One is recorded on the Company's books by the equity method of accounting. Under this method, the Company currently records 39% of any income or loss that is incurred by Access One. Although the Company has recorded a loss on its investment for each quarter through August 31, 1999, Access One recorded earnings before interest and depreciation in its most recent quarter, due to the implementation of a leased facilities program with its largest supplier, BellSouth Corporation, effective June 2, 1999.

On August 11, 1999, the Company announced the discontinuance of its wholesale luggage segment, which had generated operating losses of approximately $3,260,000 during fiscal 1999 and approximately $2,663,000 and $2,763,000 in fiscal years 1998 and 1997, respectively. This discontinuance included the immediate sale of certain assets, the assignment of certain licenses and leases and the termination of certain employees. The Company did not sell this segment's trade accounts receivable and plans to collect such receivables and liquidate the remaining assets of this business segment and use such proceeds to retire its luggage related liabilities. Although the Company cannot be assured of the ultimate price it will receive from the liquidation of the remaining assets, management believes that it will be able to satisfy the remaining obligations attributable to the wholesale luggage segment, including, in certain cases, by negotiating substantial discounts on certain of the liabilities.

Management believes that the retail division's working capital and cash flow from operations will be sufficient to meet the cash and capital requirements for the Company's retail division for the next 12 months. This division operated profitably in the first three quarters of fiscal 1999. The Company is currently raising capital of up to $1.6 million in a private placement to meet the cash requirements for the next 12 months of its telecommunications division, as contemplated by the business plan for that division. Subsequent to August 31, 1999, approximately $1 million has been received in conjunction with such private placement. The failure by the Company to raise the necessary funds to finance its telecommunications operations will have an adverse effect on the ability of the Company to carry out its business plan for its telecommunications division. The inability to carry out this plan may result in the continuance of unprofitable operations, which would adversely affect the financial condition and results of operations of the Company.

                            SIRCO INTERNATIONAL CORP.

                            PART II-OTHER INFORMATION

Item 2.             Changes in Securities
-------             ---------------------

On August 13, 1999, a holder of 667 shares of the Company's Series A Preferred Stock, par value $.10, per share, converted the preferred stock into 340,654 shares of common stock. Such securities were exempt from the Securities Act of 1933, as amended, pursuant to Section 3(9) thereof.

Item 5.             Other Information
-------             -----------------

The Company intends to hold an Annual Meeting of Shareholders during the month of May, 2000. Proposals of shareholders intended for presentation at the 2000 Annual Meeting of Shareholders and intended to be included in the Company's Proxy Statement and form of proxy relating to that meeting must be received at the offices of the Company by February 1, 2000.

Item 6.                      Exhibits and Reports on Form 8-K
-------                      --------------------------------

                             (a)     Exhibits.

                                (27) Financial Data Schedule

                             (b)     Reports on Form 8-K

During the third quarter of fiscal 1999, the Company filed a Current Report on Form 8-K reporting the sale of certain assets of its former luggage division pursuant to the Asset Purchase Agreement between the Company and Interbrand L.L.C. At the time of the filing it was impracticable for the Company to provide the required pro forma financial information with respect to the transaction disclosed therein. The Company intends to file such information by amendment to the Form 8-K as soon as practicable, but in any event within 60 days of the filing of the initial Form 8-K.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    Sirco International Corp.


October 15, 1999                                    By: /s/ Paul H. Riss
--------------------------------------                  -----------------
Date                                                    Paul H. Riss
                                                        Chief Executive Officer
                                                        (Principal Financial and
                                                        Accounting Officer)