Form 10-K
period 1999-11-30
ELEC COMMUNICATIONS CORP
filed 2000-02-29
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                           Commission File No. 0-4465
                            eLEC COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       New York                                 13-2511270
--------------------------------------------------------------------------------
          (State or other jurisdiction                        (IRS employer
        of  incorporation or organization)                 identification no.)

   509 Westport Avenue, Norwalk, Connecticut                     06851
        (Address of principal executive offices)               (zip code)

       Registrant's telephone number, including area code: (203) 750-1000.
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of February 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,098,656.

As of February 15, 2000, there were 11,524,664 shares outstanding of the Registrant's Common Stock.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

Item 1.        Business
Item 2.        Properties
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters
Item 6.        Selected Financial Data
Item 7.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk
Item 8.        Financial Statements and Supplementary Data
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Financial Statements

               The  statements  contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting the Company's operations, markets, growth, services, products, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue the Company's business plan; (2) the Company's ability to maintain, attract and integrate internal management, technical information and management information systems; (3) the time and expense to construct the Company's planned network operating center and digital subscriber line network;
(4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) the Company's ability to market its services to current and new customers and generate customer demand for its products and services in the geographical areas in which the Company can operate; (6) the Company's success in gaining regulatory approval to access new markets; (7) the Company's ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and
(10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                     Part I

In this Annual Report on Form 10-K, we will refer to eLEC Communications Corp., a New York Corporation, as "eLEC," the "Company," "we," "us," and "our."


Item 1. - Business

Overview

eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier industry. We offer an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, calling cards, paging, Internet access, dedicated access, Web site design, Web site hosting, Internet-based yellow-pages directory listings and other enhanced and value-added telecommunications services tailored to meet the needs of our customers and the growing marketplace demand from small- and medium-sized businesses for reliability and speed. As part of our nationwide expansion plan, we have completed the deployment of our first network node in a planned 18-node build-out to provide high speed Internet access via digital subscriber lines ("DSL"), and for the anticipated provisioning of Voice over DSL.

               We believe that the Telecommunications Act of 1996 (the "Telecommunications Act"), which opened the local exchange market to competition, has created an attractive opportunity for competitive local exchange carriers ("CLECs"), such as eLEC. Like most CLECs, our entry in this industry was dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of the incumbent local exchange carriers ("ILECs") that are necessary to provide local telephone service in a cost-effective manner. This aspect of the Telecommunications Act is referred to as "unbundling" the ILEC networks, and allows us to lease unbundled network elements on an as-needed basis and provide such elements to our customers at a lower cost than that which the ILEC is charging.

               The majority of our installed access lines are provisioned on the unbundled network elements platform ("UNE-P"). We believe that the use of this platform is the most cost-effective manner in which we can provide voice service. Other CLECs have invested a substantial amount of capital to buy switches and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We therefore lease facilities on an as-needed basis from ILECs while we build our customer base. After we have a substantial geographical concentration of customers, we make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be very flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have validated our deferred-build strategy and have enabled us to preserve our capital.

               Our strategy for building our data network is similar to our strategy for building our voice network. We currently provide dial-up access and dedicated access on our own network in Connecticut, where we have a geographical concentration of customers, and we lease facilities from another Internet service provider to provide our customers with nation-wide dial-up access. As of February 15, 2000, we have installed one Point of Presence ("POP") in Miami, Florida for high-speed Internet access via DSL and for Voice over DSL. We chose the Miami location because we have, through an affiliated company, an established customer base in the Miami area of approximately 2,000 customers. We are planning to build out an 18-node data network throughout the East coast to carry DSL and Voice over DSL to our customer base.

               We believe we can provide competitive service in every state in which we can utilize UNE-P and we plan a nationwide rollout to take advantage of a recent Federal Communications Commission ("FCC") ruling mandating the UNE-P service offering. Our marketing and expansion efforts are focused primarily on states that have quickly adopted the UNE-P service offerings, which initially included the nine states served by BellSouth Corporation ("BellSouth"), plus New York and Massachusetts. Under UNE-P, we can provide service with significantly lower capital requirements than either fiber-based or wireless CLECs, and offer our services to a broader customer base faster and at a lower cost. The ability to quickly provision accounts and to deliver reliable service at a lower cost than offered by the ILECs should provide us with certain competitive advantages as we market our services to small- and medium-sized businesses.

Development of Business

               The Company was incorporated in the state of New York under the name Sirco Products Co. Inc. in 1964, and we subsequently changed our name to Sirco International Corp. We initially developed a line of high quality handbags, totes, luggage and sport bags to be sold at competitive prices. In 1995, we divested our handbag operations, which had experienced several years of operating losses. Although we were profitable in fiscal 1996, declining revenues in our next two fiscal years, combined with operating losses, forced us to analyze other business opportunities. In August 1997, to help bolster luggage division sales and to provide a channel of distribution to a mobile customer base that would be a potential target for online Internet sales, we acquired a retail operation, Airline Ventures, Inc. ("AVI"), which sells travel and aviation related products to professional airline crew members.

               In October 1997, we made our first investment in a CLEC, Access One Communications, Inc. ("Access One"), when we purchased approximately 28% of Access One's outstanding capital stock. Access One was a newly-formed CLEC with approximately 2,000 installed local access lines that looked to us for growth capital to meet its business plan. Our Board of Directors believed that Access One's "customer-first" growth strategy of obtaining a customer base first and later building an equipment network around a geographically concentrated customer base was a compelling strategy that would utilize capital wisely and yield high valuations in the future. At February 15, 2000, we were the largest shareholder of Access One, owning approximately 21% of Access One's capital stock. Access One has advised us that, at February 15, 2000, they had approximately 60,000 installed local access lines.

               We commenced operations in the telecommunications industry in fiscal 1998 by acquiring on February 27, 1998, Essex Communications, Inc. ("Essex"), a newly-formed CLEC formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers. We provisioned our first line in May 1998 and, including lines for which we have contracts to install, we had over 20,000 lines as of February 15, 2000. Essex has customers in Florida, Massachusetts, New York, New Jersey and Virginia.

               In furtherance of our telecommunications strategy, on August 14, 1998, we acquired WebQuill Internet Services, LLC ("WebQuill"), an Internet service provider ("ISP") based in Connecticut. WebQuill is a full-service, value-added ISP providing national dial-up access, dedicated access, high-speed DSL access, Web site design, Web site hosting, Internet-based yellow-pages directory listing, and E-commerce sites.

               Due to our increased focus on E-commerce sites, Internet access and telecommunications services, and the significant decrease in luggage division sales in recent fiscal years, our Board of Directors decided in July 1999 to divest the Company's luggage division, and we sold a substantial portion of the assets of our U.S. luggage operations in August 1999. Since such time, we have liquidated the remaining operating assets of our U.S. and Canadian luggage businesses. Our luggage segment has been classified as a discontinued operation in our income statement, and this segment has reported significant net operating losses for each of the last three fiscal years. See Note 8 of the Notes to Consolidated Financial Statements.

               To signify our new business focus, we recommended, and in November 1999 our shareholders approved, a name change to eLEC Communications Corp. Our main business focus had changed to the local exchange market, which is estimated to be more than $50 billion in annual revenues and one of the most profitable segments in the communications industry. With this new focus, we wanted our company name to include the letters LEC, representing our focus on being a local exchange carrier. However, in this electronic age and with our wholly-owned ISP to provide Internet access, DSL services and Web site design and hosting, we believed the term "e" LEC more appropriately described our new business operations. We consequently changed our name to eLEC Communications Corp., our ticker symbol to ELEC and our domain name to www.elec.net.

               In January 2000, we acquired a New Jersey-based CLEC, Telecarrier Services, Inc. ("Telecarrier"). Telecarrier currently operates as a CLEC in the states of Massachusetts, New Jersey, New York and Rhode Island. It also resells long distance service in 13 states. The addition of Telecarrier is an important step in creating an additional marketing channel for eLEC. See "Sales and Marketing Strategies."

               Information concerning sales, business segment operations and identifiable assets attributable to each of our reportable industry segments can be found in Note 9 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

eLEC's Telecommunications Services

               We tailor our service offerings to meet the specific needs of small businesses, not-for-profit organizations, governmental agencies and other institutional customers in our target markets. We primarily market our services through three different distribution channels. We use third-party telemarketers to attract small-business accounts (typically two to ten lines in size), we use third-party agents and interconnect companies to attract medium-sized business accounts (typically ten to 100 lines in size), and we use our own management team to attract wholesale accounts (typically 100 lines or more in size). Based upon feedback received from our customers and analysis of the types of services the entities in each of these groups need, we tailor a basic telecommunications service package, which can be promptly adjusted to the specific needs of individual customers. We creatively package our services to provide "one-stop shopping" solutions for our customers, so they can purchase all their communications services directly from us. Listed below are the basic categories of services that we offer:

               o Local Exchange Services. We offer local exchange services, starting with local dial tone, plus numerous features, the most common of which are call waiting, call forwarding, caller ID and dial back features. By offering local dial tone, we also receive originating and terminating access charges for interexchange calls placed or received by our subscribers.

               o Long Distance. In addition to our local telephone service, we offer long distance services as part of a bundled product to customers through agreements we have with a national long distance carrier. The long distance services include domestic service, such as interLATA, which are calls that pass from one "Local Access and Transport Area" or "LATA" to another LATA, and intraLATA, which are calls that stay within the LATA in which they originated, but are beyond the distance limits of the local calling plan. Our services also include international calling, toll-free services (800, 888, 877), calling card and other enhanced services.

               o Internet and Data Services. We offer dedicated and dial-up Internet access services via conventional modem connections, integrated services digital networks, T-1s and higher speed dedicated connections. In addition, we have installed our first node to carry DSL services, and we plan to offer Voice over DSL before the end of fiscal year 2000.

               o Web Site Design and Hosting Services. We offer Web site design services and Web site hosting on our own computer servers to provide customers with a complete, user-friendly product for presence on the World Wide Web. We have built and are currently providing for our customers E-commerce sites, an interactive comparative insurance rater site, and an interactive auction site.

               o Yellow Pages Directory Services. Our local telephone service customers are given a free Web page for six months in our Internet yellow pages directory. This page is also sold for $24.95 per month to non-telephone customers. The site is accessed by more than 80% of Internet search engines, and offers links to other sites and the ability for our customers to receive a fax or email message directly from the user who has found the site. In the second quarter of fiscal 2000, we intend to market this product on a wholesale basis for business-to-business applications.

               o Facilities and System Integration Services. We offer individual customer consultation services with regard to the design and implementation of complete telecommunications systems to meet customers' specific needs, including the selection of customer premises equipment, interconnection of local area networks and wide area networks, and implementation of virtual private networks.

               o Hosted Applications. We plan to offer hosted applications to our customers, especially to small-sized businesses that do not have the resources to hire their own management information services director. We anticipate that such application hosting will be important to entities that use high-speed Internet access services, such as DSL, and will help differentiate us from other DSL providers that only provide access services.

Business Strategy

               Our  goal  is  to  be  a  premier   facilities-based   integrated
communications provider to small- and medium-sized businesses. We are taking the following action steps in order to achieve this goal:

               o Target Small- and Medium-sized Businesses. We focus our telecommunications sales efforts for local and long distance services on small- and medium-sized businesses having two to 100 business lines in any one location. We believe that these customers prefer a single source for all their telecommunications services. We have chosen to focus on this segment based on our ability to obtain ample gross margins on UNE-P for the services provided to these customers. We also believe that, as compared to larger businesses, the ILECs and facilities-first CLECs may be less likely to apply significant resources to obtaining or retaining these customers. We expect to attract and retain these customers through telemarketers and agents, by offering bundled local and long distance services at competitive rates, as well as enhanced telecommunication services, by responsive customer service and support and by offering new and innovative products, such as our yellow pages directory Web sites known as QuillPages.

               o Achieve Market Share with Competitive Pricing. We always price our services at a discount to the exact same services provided by an ILEC. We believe we know what the ILECs charge because we have access to the rates they have filed with the various state public service commissions, and we typically review the telephone bill of a potential customer before we switch them to our network so that we are aware of the prices they were paying and of any contractual obligations. We anticipate that some ILECs may reduce their prices as increased competition begins to erode their market share. We believe, however, that we will be able to compete as prices decrease, because of our low network costs and because we will be providing a variety of bundled telecommunications services and will not have to rely on price alone to maintain our core customer base.

               o Develop Brand Awareness. With the change of our name to eLEC Communications Corp., we are applying for the right to do business under the brand name eLEC Communications in all of the states in which we operate. We want to invoice the customers of our wholly-owned subsidiaries, Essex, WebQuill and Telecarrier, under the eLEC Communications name, and use the eLEC name to create and develop a brand awareness in the territories in which we operate. We are positioning eLEC as a high quality, service-orientated company that provides reliable telecommunications quality, service and advice at competitive prices.

               o Rapidly  Deploy New  Customers.  We intend to take advantage of our ability to rapidly provision new accounts in our existing service areas, and to rapidly enter new service areas because of our low capital requirements to enter new states. Our choice of states on which to focus will depend on when the particular state adopts the use of UNE-P. We anticipate that Pennsylvania and Texas will be the next two major states that we target. We typically provision a new account within two or three days after we have received a letter of authorization to place a new customer on our network. We know of no facilities-first carrier that can provision lines this quickly.

               o Provide our Customers More than Local Telephone Services. Although our focus is on the more than $50 billion local exchange market, and we anticipate that the sales growth and margins associated with this market will represent our core business, the additional products and services we offer, including Internet access, email addresses, Web site design and Web site hosting, yellow pages directory listing, DSL access, applications hosting and virtual private networks, will be an important attraction to our customers. We believe the more services we can provide, the more integral we will become to our customers.

Sales and Marketing Strategies

               We offer an integrated package of local exchange, local access, domestic and international long distance, and calling cards and a full suite of Internet access, Web site design and Web site hosting to small- and medium-sized businesses. Virtually all of our customers have no telecommunications manager and look to us to suggest an appropriate telecommunications solution. Each account is assigned a customer service representative and we answer the telephone during business hours with a live person instead of sending our customers through several voice mail loops before reaching a person to whom they can speak. We have a three-tiered sales and marketing strategy to sell to our target market.

               o Telemarketing Programs. We use third-party telemarketing firms to sell our smaller accounts. Most accounts in this group choose our telephone service because they do not like the customer service they receive from their ILEC and because they will save money using our services. We have proven that this strategy works for us, as almost all of our first 10,000 customer lines came from the telemarketing channel, and most of the organic growth at our affiliate, Access One, came from third-party telemarketers. This method allows us to keep our marketing costs variable-based and minimizes the need to have fixed overhead committed to our sales force.

               o Agent and Interconnect Company Programs. We also use agents and interconnect companies to generate leads for new customers. We pay a success fee to the agents and interconnect companies for recommending our services. Most of these referrals are current equipment customers or long distance customers of the agent or interconnect company. Therefore, it is important that the agents and interconnect companies understand the benefits of the services that we offer because they do not want to tarnish an existing customer relationship by inappropriately recommending us. We find that our pricing and the flexibility of our services, combined with our special customer service group for the interconnect companies, allows us to satisfy the needs of the referrals we receive in this distribution channel. Two executives from our recently acquired subsidiary, Telecarrier, have extensive established business relationships with interconnect companies. Many of their current accounts were referrals from established business relationships, and we believe our Telecarrier employees will continue to develop for us this market segment.

               o Wholesale Programs. We offer special wholesale pricing for accounts with several hundred local access lines. One such customer has agreed to provide us with a minimum of 9,000 local access lines, and we anticipate that during fiscal 2000 we will be able to attract other wholesale customers who will bring us thousands of new lines. We use a direct sales effort to sell in this market. Separate customer service representatives are assigned to support this customer base.

               This sales and marketing strategy minimizes the need for us to invest in fixed sales and marketing overhead. Unlike the facilities-first CLECs, who need to rapidly attract customers for their underutilized telecommunications equipment, and who invest substantial amounts of salary and rent expense to open sales offices in their targeted markets, we do not have the same pressure to find qualified leads for our facilities. Furthermore, under UNE-P, our reach is ubiquitous, as we can serve any customer that is being served by the ILEC. A facilities-first CLEC typically searches only for customers that it can provision on the switches and fiber that it has installed in the hope of finding customers to utilize such equipment. Consequently, we believe our deferred-build strategy not only saves us from unnecessarily building a network without customers, it also allows us to more wisely expend our sales and marketing dollars by limiting the amount of fixed overhead that is required to rapidly grow our business.

Competition in the Telecommunications Industry

Local Telecommunications Market

               The local telecommunications market is a highly competitive environment and is dominated by the Regional Bell Operating Companies ("RBOCs") and other ILECs. Based upon the geographical locations in which we currently sell services, Bell Atlantic Corporation ("Bell Atlantic") and BellSouth are our largest competitors. Both entities have "win-back" programs through which they approach former customers lost to a CLEC or other competitor in an attempt to have the former customers switch back to the RBOC. Most of our actual and potential competitors, including most of the facilities-first CLECs, have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Furthermore, the continuing trend toward business alliances in the telecommunications industry and the lack of substantial barriers to entry in the data and Internet services markets could help to generate substantial new competition. We anticipate that we will be able to compete based upon our pricing, reliability, customer service and rapid ability to provision accounts and respond to customer requests. Our established competitors, such as the RBOCs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act reduced barriers to entry into the local market, future regulatory decisions could provide RBOCs with more pricing flexibility, which would result in increased price competition.

               We also face competition in the local market from new entrants to the fixed wireless market, such as Winstar Communications, Inc., Teligent, Inc. and NextLink Communications, Inc. Many of these entrants have the strategy of bypassing the RBOCs in order to provide local access to their customers. By not having to rely on the RBOC for local service connections, the fixed wireless companies are able to keep more of their sales dollar for themselves. However, if this access method becomes more price competitive and reliable, we believe we will have the flexibility, with our current local customer base, to switch all or a portion of our customer base to the wireless facilities by negotiating appropriate terms with one or more wireless carriers.

               In addition to competition  from RBOCs,  other CLECs and wireless entities, several other entities currently offer or are capable of offering local service, such as long distance carriers, cable television companies, electric utilities and microwave carriers. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, can offer single source local and long distance services like those we offer. For example, long distance carriers, such as AT&T Corp., MCI WorldCom and Sprint Corporation, among other carriers, have each begun to offer local telecommunications services in major U.S. markets using the unbundled network elements platform or by reselling the ILECs' services.

Long Distance Telecommunications Market

               The long distance market, in comparison to the local market, has relatively insignificant barriers to entry and has been populated by numerous entities that compete for the same customers by frequently offering promotional incentives and lower rates. We compete with numerous such companies who do not offer any service other than long distance, and we compete with established major carriers such as AT&T and MCI WorldCom. We believe our bundled package of local services and a variety of data services will help us compete in this market. We will also have to maintain high quality and low cost services to compete effectively. In many instances, we must be in a position to reduce our rates to remain competitive. Such reduction could be harmful to us if we do not also provide other services to our long distance customers. With the advent of long distance voice services over the Internet, and our launch of Voice over DSL during fiscal year 2000, we anticipate substantial price reductions in long distance services for those customers who purchase a bundled package from us that includes routing the long distance voice traffic over the Internet.

Internet and Other Data Services

               The Internet and data service industry is intensely competitive. We receive significant competition in the delivery of Internet services to small-and medium-sized businesses, our target market. Other ISPs, ILECs and CLECs are attempting to provide various dial-up, dedicated and high-speed Internet access services. We believe we can remain competitive to a certain niche because we also provide Web site design, Web site hosting, E-commerce sites, auction sites, yellow-pages service directory, DSL services and hosted applications, in addition to being a local telecommunications company. We anticipate that this diverse product range will help us attract new customers and reduce customer churn.

Government Regulation

               Local and long distance telecommunications services are subject to regulation by the FCC and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services and require us to file tariffs for interstate and international service with the FCC and obtain approval for intrastate service provided in the states in which we currently market our services. We must obtain and maintain certificates of public convenience and necessity from regulatory authorities in the states in which we operate. We are also required to file and obtain prior regulatory approval for tariffs and intrastate services. In addition, we must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services we offer. Changes in existing laws and regulations, particularly regulations resulting in increased price competition, may have a significant impact on our business activities and on our future operating results. We are also subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising and direct marketing of our products and services. Certain marketing practices, including the means to convert a customer's long distance telephone service from one carrier to another, have recently been subject to increased regulatory review of both federal and state authorities. Even though we have implemented procedures to comply with applicable regulations, increased regulatory scrutiny could adversely affect the transitioning of customers and the acquisition of new customer bases. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of our operations into new geographic areas and new services could require us to alter our methods of operation or obtain additional approvals, at costs which could be substantial. There can be no assurance that we will be able to comply with applicable laws, regulations and licensing requirements. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, as well as possible criminal sanctions.

Backlog

               When we invoice our customers for our telecommunications services, we invoice features and services in advance and usage in arrears. Due to the nature of our contractual agreements with the RBOCs, there is typically only an immaterial amount of backlog of unprovisioned customers at any given time, as a customer is typically switched from the RBOC to our network within two days of processing the provisioning order. As of February 15, 2000, we had orders from two customers for approximately 14,000 lines for which we were waiting to receive the provisioning information. Such lines may take up to one month to provision because of the large quantity of lines requested to be provisioned from just two customers. We are working with our customers to provision blocks of lines at a time so that there is an orderly transition of lines to our network.

eLEC's Retail Services

               Our retail division is operated by our wholly-owned subsidiary, AVI, which is headquartered in Dallas, Texas. The objective of our retail division is to be a leading supplier of travel-related and telecommunications products to pilots and flight attendants. We operate in three retail stores that sell travel-related products primarily to American Airline employees, including the official pilot uniform and study guides for pilots. The stores also sell identification cards, uniform supplies and travel needs to flight attendants. In addition, the stores rent pagers to flight attendants who are on reserve duty and offer Internet access services and local and long distance telephone services. We plan to use the knowledge and experience gained with American Airlines to provide similar products and services to employees of other airlines and to develop effective E-commerce sites.

               We believe professional airline crew members are excellent targets for online retail purchases, as they are constantly mobile and frequently stay in touch with family and job-related duties via the Internet. We have developed and will continue to develop E-commerce sites to augment our in-store sales with sales to these and other online purchasers. We currently market our travel related products through the E-commerce sites, www.avishop.com and www.800bags.com.

               The target market for the retail division is professional airline crew members. Currently, we sell to pilots and flight attendants from American, Delta and Southwest Airlines. The business with American Airlines is the largest, as it includes selling the American Airlines pilot uniform and various approved apparel for both pilots and flight attendants. Two of the three retail locations we utilize are leased from American Airlines. Retail sales employees service walk-in customers and phone orders, and warehouse personnel process Internet orders.

               The sale of product to crew members has not demonstrated any seasonality, as the customers are using the products on a daily basis as part of their normal work routine.

               Our retail division operates without a backlog, as Internet orders and catalog orders are typically shipped within one day of receipt.

               We purchase products for our retail division from various domestic suppliers who have license agreements to sell product displaying the American Airlines, Inc. logo or trade name. We also buy non-logo product from a variety of domestic sources.

               The competition for retail sales to professional airline crew members is highly fragmented and has few barriers to entry. Our ability to compete effectively is directly related to the level of cooperation and publicity that airlines generate for our retail outlets. Currently, we enjoy an advantage with American Airlines because we are allowed to sell certain products to American Airlines' employees on a payroll deduct program and we are allowed to sell pilot uniforms. These agreements, in addition to two leases from American Airlines for retail sites in Dallas, Texas, help to limit the extent of competition in the Dallas area. However, we compete nationwide against several online retailers and against retail stores in various cities that are important airline hubs.


Intellectual Property

               We rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our intellectual property. We do not currently have any registered copyrights or trademarks. All key employees have signed confidentiality agreements and we intend to require each newly hired employee to execute a confidentiality agreement. These agreements provide that confidential information developed by or with an employee or consultant, or disclosed to such person during his or her relationship with us, may not be disclosed to any third party except in certain specified circumstances. These agreements also require our employees to assign their rights to any inventions to us. The steps taken by us may not, however, be adequate to prevent misappropriation of our proprietary rights or technology.

               We use several service marks in our business and intend to apply to register such service marks to protect our usage of such marks. There can be no assurance that we will be able to secure significant protection for all or any of our service marks. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly lead to customer confusion.

                 We have received correspondence from an unrelated third party claiming that our use of the mark "Essex" in connection with telephone services infringes one of the company's United States registered trademarks and requesting that we cease and desist from using the Essex mark. We have responded by denying any infringement and no legal proceedings have been commenced against us with respect to this matter.

                 We are also aware of several other parties that use marks that are the same or similar to marks that we use, though in most instances, to the best of our knowledge, these parties are not in the same business as we are. There can be no assurance that others with marks similar to our marks will not bring suit to prevent us from using a particular mark. Defending or losing any litigation relating to intellectual property rights could materially adversely affect our business, results of operations and financial condition.


Other Affiliates


                  In addition to our investment in Access One, we have made investments in other entities for which we have performed Web site design services and may have future strategic relationships. At February 15, 2000, we had investments in the following entities: (See Note 14 of Notes to Financial Statements).

               RiderPoint,  Inc.  RiderPoint  specializes in the  development of comparative rating insurance software and sells motorcycle insurance through its wholly-owned subsidiary, RP Insurance Agency, Inc. RiderPoint provides fully integrated insurance solutions for carriers, agents, dealers and consumers through its innovative integration of the insurance process with Internet technology. Through its comparison rating insurance Web site, www.riderpoint.com, consumers are able to receive instant online motorcycle insurance quotes from top-rated insurance carriers, which gives the consumer the ability to comparatively shop for and purchase motorcycle insurance at one location.


               SkyClub Communications Holding Corp. SkyClub offers digital satellite systems for the reception of direct television (over 200 channels of programming) and high speed Internet services. SkyClub features direct to home
(DTH) satellite products from Hughes Network Systems, RCA, Sony and other licensed DIRECTV manufacturers. SkyClub markets satellite services that include DirecTV and DirecPC's Turbo Internet, which provides customers with high-speed (up to 400 Kbps) Internet services. SkyClub also recently began offering DIRECTV PARA TODOS(TM) to Spanish speaking communities.


Employees

               At February 15, 2000, we employed 63 employees, of which 59 were employed on a full-time basis and five were employed on a part-time basis. At such date, 17 of our employees were employed in our executive offices in Norwalk, Connecticut; 28 were employed in Melville, New York, at our wholly-owned subsidiary, Essex; 12 were employed in our retail division stores in Dallas, Texas; five were employed in Edison, New Jersey, at our telecommunications subsidiary, Telecarrier; and one was employed in Mississauga, Canada. We are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.

Item 2. - Properties


               The following table sets forth pertinent facts concerning our material properties at February 15, 2000, all of which are owned or leased by us or one of our subsidiaries:

Property Owned:

          Location                        Use                   Approximate Square Feet
-------------------------------------------------------------------------------------------
1321 Blundell Road                 Rental property (2)        35,000 (leases out 35,000 SF)
Mississauga
Ontario, Canada L4Y 1M6

Properties Leased:
                                                        Approximate         Lease         Annual
         Location                         Use           Square Feet         Expires       Rent(1)
         --------                         ---           -----------         -------       -------
509 Westport Ave                   Executive Office        14,000           2/28/05       $132,000
Norwalk, CT 06851

48 South Service Road              Office                   5,486            4/30/03      $ 93,000
Melville, NY 11747

1090 King Georges Post Rd          Sales Office             2,500           10/31/01      $ 40,000
Edison, NJ 08837

24 Richmond Hill Avenue            Office                   3,000            4/06/00      $ 42,000
Stamford, CT 06901

1930 W. Airfield Drive             Warehouse                2,000            7/31/00      $ 39,000
DFW Airport, TX 75261

Terminal C                         Retail                   1,700            8/24/00      $ 30,000
DFW Airport, TX 75261

8412 Sterling Suite B              Warehouse                2,470            9/30/00      $ 15,000
Irving, TX 75063

37 North Avenue                    Office                   2,400           expired       $ 38,400
Norwalk, CT 06851

------------------

(1) We are required to pay our proportionate share of any increase during the term of the lease in real estate taxes and expenses of maintaining the premises computed on the basis of the percentage of the total square footage of the premises occupied by us.

(2) The property owned in Mississauga, Canada was formerly used as a warehouse for our luggage operations that have been discontinued. It is fully rented to two tenants.

               Our owned and leased space is fully utilized for the purposes set forth in the table above under the caption "Use," except for the new space in Norwalk, Connecticut which is currently being developed as our new executive offices and a network operating center. We believe the existing properties are suitable and adequate for our existing business.


Item 3. - Legal Proceedings

               Other than the license and regulatory proceedings that routinely occur for telecommunication entities, as described under "Government Regulation," we are not currently a party to any legal proceeding that we believe will have a material adverse effect on our financial condition or results of operations.


Item 4 - Submission of Matters to a Vote of Security Holders

               We held our 1999 Annual Meeting of Shareholders on November 10, 1999. The following are descriptions of the matters voted on and the results of such meeting:

                                                  Number of Shares
                                                  ----------------
Matter Voted On                        For             Against         Abstain
---------------                        ---             -------         -------

1. Election of Directors
  Joel Dupre                        9,895,868                           44,496
  Eric M. Hellige                   9,897,968                           42,396
  Paul H. Riss                      9,896,978                           43,386
  Anthony Scalice                   9,896,978                           43,386

2. Proposal to change the name
of the Company to eLEC
Communications Corp.                9,907,332           30,332           2,700

3. Approval of an amendment
to the Sirco International Corp.
1995 Employee Stock Option Plan
to increase the number of shares
of Common Stock reserved for
issuance thereunder by
1,200,000 shares.                   5,581,798          242,234           9,200

                                     Part II

Item 5. - Market for the Company's Common Equity and Related Stockholder Matters

               Our  common   stock   trades  on  The  Nasdaq   Small  Cap  Stock
Market(R)under the symbol ELEC. The high and low sales price for each quarterly period of our last two fiscal years are listed below:

                                                       High             Low
                                                       ----             ---
                 Fiscal 1998
                 -----------
                                1st Quarter           $5.750          $1.563
                                2nd Quarter            7.188           3.563
                                3rd Quarter            6.750           1.000
                                4th Quarter            1.969           0.656

                 Fiscal 1999
                 -----------
                                1st Quarter           $4.000          $0.750
                                2nd Quarter            6.000           1.250
                                3rd Quarter            2.594           1.313
                                4th Quarter            3.219           1.250


               As of February 15, 2000, there were 215 holders of record of the common stock and approximately 3,200 beneficial holders.

               We have not declared any cash dividends during the past fiscal year with respect to the common stock. The declaration by our Board of Directors of any cash dividends in the future will depend upon the determination of as to whether, in light of our earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so. We do not plan to declare any dividends on our common stock in the foreseeable future.

               During the fourth quarter of fiscal 1999, we acquired from RiderPoint, Inc. 500,000 shares of common stock of RiderPoint, Inc., in consideration of the issuance by us of 300,000 shares of our common stock; we issued 1,255,555 shares of our common stock, in conjunction with a private placement to raise $1,412,500; we issued 100,000 shares of our common stock to the former shareholders of Essex in conjunction with the attainment of certain performance objectives agreed to in connection with the acquisition of Essex; We issued 272,000 shares of our common stock to Joel Dupre, the Chairman of the
Board to cancel indebtedness to Mr. Dupre and others; and we issued 69,000 shares of our common stock in conjunction with the acquisition of Peconic Telco, Inc. Such transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. - Selected Financial Data

               The following selected financial information has been taken from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                    Fiscal Years Ended November 30,
                                     1999         1998          1997          1996         1995
                                     ----         ----          ----          ----         ----

Earnings Statement:
Net Sales                         $ 4,170      $  1,485       $   276      $    --      $     --
Gross Profit                        1,167           541            92           --            --

Income(Loss) From C ontinuing
Operations Before Provision
for Income Taxes                   (3,562)       (2,204)         (105)          --            --
Income(Loss)From
Discontinued Operations            (3,943)       (2,772)       (2,763)         622          (996)
Net Income (Loss)                  (7,506)       (4,977)       (2,868)         622          (996)
Net Income (Loss) From
Continuing Operations
per Common Share:
Basic                               (0.41)        (0.43)        (0.03)          --            --
Diluted                             (0.41)        (0.43)        (0.03)          --            --
Cash Dividends                         --            --            --           --            --

Balance Sheet:
Working Capital                   $  (101)     $    334      $  5,107      $ 1,553      $  1,142
Property, Plant, Equipment            212           835           827          888           650
Total Assets                        7,297        11,029        14,042        9,577        10,013

Long-Term Debt(Less Current
Maturities)                           198           291         4,522          348           590
Stockholders' Equity                3,458         3,754         3,216        2,780         1,897

Item 7. - Management's Discussions and Analysis of Financial Condition and
               Results of Operations

               Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

Item 7.  Management's Analysis and Discussion of Financial Condition and
               Results of Operations

Fiscal Year 1999 Compared to Fiscal Year 1998

Continuing operations

               Net sales for fiscal 1999 increased by approximately $2,686,000 or approximately 181%, to approximately $4,170,000 as compared to approximately $1,484,000 reported in fiscal 1998. The following table presents our net sales by industry segment for the fiscal years ended November 30, 1999 and 1998:

                                      Fiscal years ended
                                           November 30,
                                           ------------
Industry segment                     1999              1998            Increase
----------------                  ----------        ----------        ----------
Retail sales                      $1,895,000        $1,111,000        $  784,000
Telecommunications                 2,275,000           373,000         1,902,000
                                  ----------        ----------        ----------
Total                             $4,170,000        $1,484,000        $2,686,000
                                  ==========        ==========        ==========


               Net sales of our telecommunications division, which consisted of the operations of Essex and WebQuill, increased by approximately $1,902,000, or approximately 510%, to approximately $2,275,000 in fiscal 1999 as compared to approximately $373,000 in fiscal 1998. This increase was attributable to the rapid growth in the number of installed access lines provisioned by us during the third and fourth quarters of fiscal 1999. Installed access lines amounted to approximately 2,400 on August 1, 1999 and grew to approximately 9,100 lines on November 30, 1999. Revenue for each installed access line averages approximately $50 per month.

               Net sales of our retail division, consisting of the operations of Airline Venture, Inc. ("AVI"), increased by approximately $784,000, or approximately 71%, to approximately $1,895,000 in fiscal 1999 as compared to approximately $1,111,000 in fiscal 1998. The increase was partially attributable to the acquisition in January 1999 of Tag Air and partially attributable to increased product offerings. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are also sold on the E-commerce sites www.avishop.com and www.800bags.com.

               The Company's gross profit increased by approximately $626,000, to approximately $1,167,000 reported in fiscal 1999 from approximately $540,000 reported in fiscal 1998, and the gross profit percentage decreased to 28% in fiscal 1999 from 36% reported in fiscal 1998. The decrease in gross profit percentage was primarily attributable to the significant increase in sales of our telecommunications division, which has lower margins than our retail sales division. Gross profit percentages amounted to 41% for the retail division and 17% for the telecommunications division, respectively, for fiscal 1999. We expect the retail division's gross margin to continue at its current level and the telecommunication division's gross margin to increase as Essex converts its customer base from a resale service offering to the Unbundled Network Elements Platform ("UNE-P") service offering that is now available through Bell Atlantic Corporation in the States of New York and Massachusetts. Approximately 56% of our customer lines were converted from resale to UNE-P as of November 30, 1999. Furthermore, effective February 17, 2000, the FCC has mandated that the UNE-P service offering be offered in every state. This ruling should help us convert more of our installed access lines to UNE-P and obtain higher gross margins in our telecommunications division. We estimate that in most states, the gross profit achieved from the UNE-P service offering should be approximately 40%, as compared to a resold line, which generates a gross margin of approximately 9%.

               Selling, general and administrative expenses increased by approximately $1,559,000, or approximately 132%, to approximately $2,741,000 in fiscal 1999 as compared to approximately $1,182,000 in fiscal 1998. A major portion of the increase was directly attributable to increased labor and facility expenses incurred by our telecommunications division. This increase in expense is directly related to the significant increase in sales in fiscal 1999 as compared to fiscal 1998.

               Interest   expense  from   continuing   operations   amounted  to
approximately $15,000 in fiscal 1999. There was less than $1,000 of interest expense from our continuing operations during fiscal 1998.

               At November 30, 1999, we were the largest shareholder of Access One Communications Corp. ("Access One"), owning approximately 21% of Access One's capital stock. As our investment in Access One is accounted for under the equity method of accounting, we are required to include our portion of Access One's net loss, up to the amount of our investment in Access One, in our results of operations. In fiscal 1999, we have recorded a loss of approximately $1,662,000 as compared to a loss of approximately $1,423,000 in fiscal 1998. We have been advised by Access One that their losses related to funding aggressive customer growth and the related costs associated with hiring employees to provision lines and provide customer service. As a result of the losses, our investment is now carried at $0.

Discontinued operations

               On August 11, 1999, we sold certain assets and assigned certain licenses of our domestic luggage division to Interbrand L.L.C., an unrelated accessories company, in furtherance of our previously announced plans to discontinue the operations of our wholesale luggage segment. In addition to purchasing inventory, equipment and other assets, Interbrand also hired certain of our employees, including our current Chairman of the Board, Joel Dupre. Upon being hired by Interbrand, Mr. Dupre resigned his position as our Chief Executive Officer, and we no longer employ him.

               The operating results of our wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in our consolidated statements of operations for all periods presented, including the prior period financial statements in which we have restated the operating results of our wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by our former wholesale luggage segment is included as operating expenses of such discontinued segment. For fiscal 1999, we reported a loss from discontinued operations of approximately $3,179,000 and a loss on disposal of discontinued operations of approximately $764,000. A cumulative loss on foreign currency translation adjustment of approximately $572,000, which formerly was presented as a separate component of shareholder's equity, is now reflected as a loss related solely to the discontinued segment.

Fiscal Year 1998 Compared to Fiscal Year 1997

               Net sales for fiscal 1998 increased by approximately $1,209,000 to approximately $1,485,000 as compared to approximately $276,000 reported in fiscal 1997. Net sales of our retail division, consisting of the operations of AVI, increased by approximately $835,000 in fiscal 1998 to approximately $1,111,000 from approximately $276,000 in fiscal 1997 as we reported a full year of retail operations in fiscal 1998 as compared to only three months in fiscal 1997.

               Net sales of our telecommunications division amounted to approximately $374,000 in fiscal 1998, its first year of operation. Essex operated as a reseller of local telephone services and value-added products in the states of Connecticut, Massachusetts, New Jersey, New York and Virginia. WebQuill, which was acquired in August 1998, provided dial-up and dedicated Internet access, Web design, hosting and E-commerce development to small-and medium-sized businesses.

               Our  gross  margin  increased  in  fiscal  1998 by  approximately
$448,000 to approximately $540,000 from approximately $92,000 in fiscal 1997. The gross margin percentage increased to 36% in fiscal 1998, as compared to 33% in fiscal 1997. The increase in gross margin percentage is primarily due to the 44% gross margin from the retail division in fiscal 1998 as compared to 33% in fiscal 1997. The increases both in gross margin and gross margin percentage of the retail division are attributable to the operation of that business for a full year in fiscal 1998, as compared to a partial year of operations in fiscal 1997, which included start-up costs and operational expenses related to establishing appropriate vendor relationships and product offerings. The telecommunications division reported a gross margin of 14% in its first year of operations.

               Selling general and administrative expenses increased in fiscal 1998 by approximately $993,000, or approximately 525%, to approximately $1,182,000 from approximately $189,000 reported in fiscal 1997. This increase in expenses was primarily attributable to our telecommunications operations, which were not in operation in fiscal 1997, and to our retail division, which was only in operation for three months in fiscal 1997.

               Interest expense amounted to less than $1,000 in fiscal 1998 as compared to no interest expense in fiscal 1997. Both divisions operated without requiring a lending facility.

               At the end of fiscal 1998, we were the largest shareholder of Access One, owning approximately 31%. As our investment in Access One is accounted for under the equity method of accounting, we were required to include our portion of Access One's net loss in our results of operations. For fiscal 1998, we recorded a loss of approximately $1,423,000 relating to our investment in Access One. We have been advised by Access One that Access One's losses in fiscal 1998 were primarily the result of funding aggressive customer growth and the related costs associated with hiring employees to verify and provision lines, to staff a customer service operation and to develop a management information system. In addition, in fiscal 1998, Access One purchased local telephone service from BellSouth at a wholesale discount of 16.8% and passed on almost half of its discount to its customer base. The gross profit on this business was not large enough to cover the selling, general and administrative expenses associated with operating a local telephone company.

Liquidity and Capital Resources

               At November 30, 1999, the Company had cash and cash equivalents of approximately $591,000 and a working capital deficit of approximately $101,000, an increase of approximately $239,000 and a decrease of approximately $435,000, respectively, over amounts reported at November 30, 1998. The decrease in working capital resulted primarily from the losses incurred from our former luggage segment and the costs associated with disposing of that segment.

               Net cash provided by (used in) operating activities (including discontinued operations) aggregated approximately $610,000, $1,783,000 and ($6,627,000) in fiscal 1999, 1998 and 1997, respectively. The decrease in the net cash provided by operating activities in fiscal 1999 as compared to fiscal 1998 is primarily due to our ability to reduce our accounts receivable balances in fiscal 1998 by approximately $1,289,000, as compared to a reduction in fiscal 1999 of approximately $213,000. Although we disposed of a substantial portion of the assets of our luggage division in August 1999, by November 30, 1999, we were successful in increasing the sales of our telecommunications division and consequently created new accounts receivable balances. The increase in net cash provided by operating activities (which primarily reflected the operations of our discontinued luggage division) in fiscal 1998 as compared to fiscal 1997, primarily reflected a decrease in inventory and accounts receivable offset by the increase in our net loss from operations. The reduction in inventory levels was primarily due to our ability to better manage purchases relative to sales forecasts and the lack of import quota purchase constraints in fiscal 1998 that existed in fiscal 1997. The reduction in accounts receivable primarily reflects tighter credit and collection policies.

               Net cash used in investing activities aggregated approximately $95,000, $158,000 and $58,000 in fiscal 1999, 1998 and 1997, respectively. The principal uses of cash from investing activities in fiscal 1999, 1998 and 1997 were for the purchase of fixed assets. In addition, we used approximately $24,000 for the 1999 acquisition of Peconic Telco, Inc. and $150,000 for the 1998 payment of certain obligations in conjunction with the acquisition of WebQuill. In fiscal 1999, 1998 and 1997, the principal sources of net cash provided by investing activities were proceeds from the sale of a subsidiary.

               Net cash (used in) provided by financing activities aggregated approximately ($270,000), ($1,399,000) and $6,391,000 in fiscal 1999, 1998 and
1997, respectively. In fiscal 1999, net cash used in financing activities resulted in the repayment of a revolving credit line of approximately $2,769,000, which was partially offset by the proceeds from a private placement of common stock of approximately $2,026,000, a loan from an officer in the net amount of approximately $227,000, the proceeds from the issuance of preferred stock in the amount of approximately $196,000 and the proceeds from the exercise of stock options of approximately $44,000. In fiscal 1998, net cash used in financing activities resulted from a repayment of a revolving credit line of approximately $2,528,000, which was partially offset by proceeds of
approximately   $18,000  from  the  exercise  of  stock  options,   proceeds  of
approximately $651,000 from a private equity placement and proceeds of approximately $468,000 from the exercise of stock warrants. In fiscal 1997, repayments of short-term debt of approximately $1,601,000 were offset by an increase of approximately $5,714,000 in net cash provided by a revolving credit facility. This increase was the result of a working capital agreement (see below) under which we were able to borrow up to 80% of the dollar amount of our eligible accounts receivable and 50% of our eligible inventory. During fiscal 1997, we also received approximately $166,000 in proceeds from the exercise of stock options; approximately $609,000 in proceeds from a private equity placement; and approximately $1,509,000 in proceeds from the exercise of stock warrants.

               On December 17, 1996, we entered into a financing agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift and Loan Association, pursuant to which Coast made available to us a line of credit of $7,000,000 with advances based on 80% of our eligible accounts receivable and 50% of our eligible inventory. This loan was scheduled to mature on December 31, 1999, and was paid in full on December 29, 1999.

               On March 3, 1999, our subsidiary, Essex, entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. The Receivables Sale Agreement does not transfer the risk of loss to RFC, and has been treated by us as a financing for financial statement purposes. As of November 30, 1999, Essex was indebted to RFC for the principal amount of approximately $198,000. Essex borrows from RFC at approximately five percentage points above the prime rate, which was 8.5% per annum at November 30, 1999. In December 1999, Essex increased the amount of eligible receivables it can sell to RFC to $1,000,000.

               Our Canadian subsidiary has a mortgage on its real property in the amount of $304,000. The mortgage is payable in monthly installments of approximately $3,000, which includes interest at the rate of 10.25% per annum, with a balloon payment of approximately $291,000 in the year 2000. We have received an appraisal of the building of approximately $1,000,000, and we intend to sell the building in an orderly manner during fiscal 2000. The rental income from the current tenants covers the debt service and maintenance requirements of the building.

               In fiscal 1999, our capital expenditures amounted to approximately $121,000. We expect to make additional capital expenditures of approximately $350,000 for equipment for our telecommunications division over the next 12 months. Such expenditures will be made in conjunction with the establishment of a network operating center in Norwalk, Connecticut and with the planned expansion to become a nationwide CLEC. We anticipate we will be able to finance equipment purchases through equipment leases or with working capital.

               At February 15, 2000 we owned approximately 21% of Access One, which had at such date approximately 60,000 installed access lines and revenues of approximately $3,000,000 per month. Although Access One has approximately 750 shareholders, it is not publicly traded, there is no readily ascertainable market for its stock, and the shares held by us bear a restrictive legend stating that the shares have not been registered under the Securities Act of 1933. Despite the trading restriction, we have received offers to purchase a portion of our Access One stock for amounts ranging from $4.00 to $5.00 per share and subsequent to November 30, 1999, we sold 17,000 shares of stock in this price range. At February 15, 2000 we owned 3,918,500 shares of Access One and warrants to purchase 500,000 additional shares at $1.20 per share. Our investment in Access One is recorded on our books by the equity method of accounting and is carried at $0 as of November 30, 1999.

               We believe that the retail division's working capital and cash flow from operations will be sufficient to meet the cash and capital requirements for our retail division for the next 12 months. Our plan for the growth of our telecommunications division includes an aggressive strategy to finish fiscal 2000 with more than 65,000 installed access lines. Although we anticipate that we will have reached profitability on a monthly basis at this level of operation, we will need to expend cash and we expect to incur additional losses before we are able to grow our business to a profitable level. Subsequent to November 30, 1999, we received net proceeds of approximately $2,000,000 from the exercise of warrants and from a private placement of our common stock. We believe our cash and cash equivalents at February 28, 2000 provide us with enough liquidity to carry out our fiscal 2000 growth plans. The inability to carry out our plans may result in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

Impact of Year 2000

               The Year 2000 ("Y2K") issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This reading could result in a system failure or miscalculations and cause a disruption in operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

               Since 1998,  we have devoted  significant  efforts to address Y2K issues. We have developed a comprehensive, company-wide plan to identify, evaluate and remediate Y2K issues. In addition to the planning and testing that occurred throughout fiscal 1999, our technical support team reevaluated all our equipment during the month of December 1999, to assure the maintenance of uninterrupted service to our customers. In addition, our plan included a review of the Y2K readiness of our vendors and suppliers who have material relationships with us. The major phases of the plan with respect to each of these categories included an inventory of all hardware and software components with possible date implications, an assessment of the Y2K readiness of all Web sites and E-commerce sites, the remediation of all Y2K issues which have been identified in the assessment phase, and validation testing and certification as to Y2K compliance.

               Our estimate of the total cost of our Y2K compliance efforts, based on amounts expended to date, plus estimated amounts of additional remediation costs, if any, is immaterial to the operations of the Company. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the unanticipated costs from a third party vendor. Certain costs budgeted for the procurement of upgrades or replacements of servers and business information systems have not been included in this amount since these upgrades or replacements were being made by us independent of Y2K readiness. The estimated Y2K costs did not include our internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, related to our Y2K plan since such costs are not internally allocated by us. We expect to fund any additional Y2K compliance efforts with cash flows from operations.

               We have contacted various mission-critical external parties and have conducted testing procedures with certain of these external parties in order to confirm Y2K readiness. Some of our internal data networks are interconnected with, or dependent upon, systems operated by third parties, including telecommunications/data service providers and public utilities. Since external parties are responsible for addressing their own Y2K readiness, we are only able to determine at this time an estimate as to the extent to which any such conditions exist, and if they do exist, the extent to which they may have a material impact on our results of operations, financial condition or liquidity. Subsequent to December 31, 1999, we experienced no significant events, nor received any significant reports indicating any material Y2K issues. We are unaware of any uncorrected problems regarding the Y2K issue at this time, but will continue to monitor for any potential problems throughout 2000.

New Accounting Standards


               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The provisions of Statement 130 are effective for periods beginning after December 15, 1997. Accordingly, we adopted this standard for our fiscal year ending November 30, 1999.

               In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas and major customers. The provisions of Statement 131 are effective for periods beginning after December 15, 1997. Accordingly, we adopted this standard for our fiscal year ending November 30, 1999.

Item 7A. - Quantitative and Qualitative Disclosure About Market Risk

               Our debt is currently limited to $1,000,000 under our current borrowing arrangements and such borrowings are at an effective rate of five percent over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes.

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




                                    Part III

Item 10. - Directors and Executive Officers of the Company

               The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

Item 11. - Executive Compensation

               The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

Item 12. - Security Ownership of Certain Beneficial Owners and Management


               The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

Item 13. - Certain Relationships and Related Transactions

               The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.    Financial Statements
        2.    Financial Statement schedules
        3.    Exhibits
              (3)   Articles of Incorporation and By-laws
                    (a) Certificate of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.
                    (b) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders held in May, 1984.
                    (c) Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended November 30, 1988.
                    (d) Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, as amended.
                    (e) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995.
                    (f) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.
                    (g) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.
                    (h) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to the Company's Current Report on Form 8-K dated November 16, 1999.
                    (i) By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
              (10)  Material  Contracts
                    (a)  1995 Stock  Option Plan,  incorporated  by reference to
                         Exhibit 10(I) to the Company's Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
                    (b) 1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1996.

                    (c) Employment Agreement, dated November 5, 1996 between the Company and Paul Riss, incorporated by reference to
                         Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended November 30, 1996. (d) Agreement and Plan of Merger dated January 21, 2000 between eLEC Communications Corp., eLEC Communications Sub I, Inc., and Telecarrier Services, Inc., Michael Lagana and Zina Hassel, incorporated by reference to
                         Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 21, 2000.

              (22) Subsidiaries of Company - The significant subsidiaries of Company, all of which are wholly-owned by Company and included in its consolidated financial statements, are as follows:



                             Name                                      Jurisdiction of Organization
                             ----                                      ----------------------------
                             American Telecom LLC                      Connecticut
                             Airline Ventures, Inc.                    Texas
                             Essex Communications, Inc.                New York
                             Peconic Telco, Inc.                       New York
                             Sirco Industries, Limited                 Hong Kong
                             Sirco International (Canada) Limited      Canada
                             Telecarrier Services, Inc.                Delaware
                             WebQuill Internet Services LLC            Connecticut


              (23)  Consent of Nussbaum Yates & Wolpow, P.C.
              (27)  Financial Data Schedule


(b)     Reports on Form 8-K.

                  We filed a Current Report on Form 8-K dated August 11, 1999 reporting the approval by our Board of Directors of a corporate name change to eLEC Communications Corp., subject to shareholder approval, and providing the pro forma financial information with respect to the previously reported sale of certain assets of our former luggage division pursuant to the asset purchase agreement with Interbrand L.L.C. (Items 2 and 7).

                  We filed a Current  Report on Form 8-K dated November 16, 1999
                  reporting  the  change  of  our  corporate   name  from  Sirco
                  International Corp. to eLEC Communications Corp. (Item 5).

                  We filed a Current Report on Form 8-K dated January 21, 2000 reporting our acquisition of Telecarrier Services, Inc. At the time of the filing it was impracticable for us to provide the required pro forma financial information, if any, with respect to such transaction. We intend to file such information, if required, by amendment to the Form 8-K as soon as practicable, but in any event within 60 days of the filing of the initial Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2000.

                                                 eLEC COMMUNICATIONS CORP.
                                                        (Company)



                                                 By:   /s/ Paul H. Riss
                                                       -----------------
                                                       Paul H. Riss
                                                       Chief Executive Officer

                             Pursuant  to the  requirements  of  the  Securities
               Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  Signature                      Title                                Date
                  ---------                      -----                                ----
               /s/ Paul H. Riss        Chief Executive Officer                  February 28, 2000
               ----------------
               Paul H. Riss            Chief Financial Officer
                                       (Principal Accounting Officer)
                                       Director


               /s/ Joel Dupre          Chairman of the Board of Directors       February 28, 2000
               --------------
               Joel Dupre



               /s/ Eric M. Hellige     Director                                 February 28, 2000
               -------------------
               Eric M. Hellige


               /s/ Anthony Scalice     Director                                 February 28, 2000
               -------------------
               Anthony Scalice

                                    FORM 10-K

                              ITEM 14(a)(1) AND (2)

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES





The following consolidated financial statements of eLEC Communications, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors                                                  F-2

     Consolidated balance sheets - November 30, 1999 and 1998                   F-3 - F-4

     Consolidated statements of operations - Years ended November 30, 1999,
     1998 and 1997                                                              F-5

     Consolidated statements of stockholders' equity - Years ended
         November 30, 1999, 1998 and 1997                                       F-6 - F-7

     Consolidated statements of cash flows - Years ended November 30, 1999,
         1998 and 1997                                                          F-8 - F-9

      Notes to consolidated financial statements - Years ended November
         30, 1999, 1998 and 1997                                                F-10 - F-34

The following consolidated financial statement schedules of eLEC Communications, Inc. and Subsidiaries are included in Item 14(d):

      Schedule II - Valuation and qualifying accounts - Years ended
           November 30, 1999, 1998 and 1997                                     F-35

Access one Communications Corp. and Subsidiaries:

      Report of Independent Auditors                                            F-36

      Consolidated balance sheets - October 31, 1999 and 1998                   F-37

      Consolidated statements of operations - Years ended
         October 31, 1999 and 1998                                              F-38

      Consolidated statements of stockholders' equity (deficiency) -
         Years ended October 31, 1999 and 1998                                  F-39

      Consolidated statements of cash flows - Years ended
         October 31, 1999 and 1998                                              F-40

      Notes to consolidated financial statements - Years ended
         October 31, 1999 and 1998                                              F-41 - F-54

     All other schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                         Report of Independent Auditors



The Board of Directors and Shareholders
eLEC Communications, Inc.
Norwalk, Connecticut


We have audited the accompanying consolidated balance sheets of eLEC Communications, Inc. (formerly known as Sirco International Corp.) and Subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications, Inc. and its subsidiaries as of November 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended November 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the years in the period ended November 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                /s/NUSSBAUM YATES & WOLPOW, P.C.
                                                --------------------------------
                                                   NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 21, 2000 (February 25, 2000 as
    to the last paragraph of Note 15)

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1999 AND 1998

                                     ASSETS
                                                                     1999            1998
                                                                  -----------    ----------
Current assets:
    Cash and cash equivalents                                     $  591,299     $   352,489
                                                                  ----------     -----------
Accounts receivable, principally trade - net of
        allowance of  $424,000 and $337,000 in 1999
        and 1998                                                   1,245,078       1,565,727
    Inventories                                                      876,460       4,397,635
    Prepaid expenses                                                  52,636         199,805
    Other current assets                                             177,680          36,791
    Land and building held for sale                                  596,304              --
    Recoverable income taxes                                              --         149,902
                                                                  ----------     -----------
                                        Total current assets       3,539,457       6,702,349
                                                                  ----------     -----------

Property, plant and equipment - at cost:
    Land                                                                  --         185,279
    Building                                                              --         459,788
    Machinery and equipment                                          322,734         941,127
    Leasehold improvements                                                --         320,132
                                                                  ----------     -----------
                                                                     322,734       1,906,326
    Less accumulated depreciation and amortization                   111,036       1,070,852
                                                                  ----------     -----------

                                                                     211,698         835,474
                                                                  ----------     -----------
Other assets:
    Investment in and advances to subsidiary                         424,575         464,573
    Goodwill, net of accumulated amortization of $352,966
        and $110,302 in 1999 and 1998                              1,554,370       1,377,958
    Investment in affiliate under equity method                           0        1,476,434
    Investments under cast method                                  1,469,929             ---
    Other                                                             97,108         172,254
                                                                  ----------     -----------


                                                                   3,545,982       3,491,219
                                                                  ----------     -----------


                                        Total assets              $7,297,137     $11,029,042
                                                                  ----------     -----------

          See accompanying notes to consolidated financial statements.

                                       F-3
                                   (Continued)

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           NOVEMBER 30, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1999             1998
                                                                                     -------------     ----------
Current liabilities:
    Loans payable to financial institutions and
        current maturities of long-term debt                                          $    523,695     $ 3,193,344
    Due to related parties                                                                  34,725         519,596
    Accounts payable                                                                     1,302,714         993,779

    Accrued expenses and taxes                                                           1,779,704       1,661,420
                                                                                       ------------     -----------

                                        Total current liabilities                        3,640,838       6,368,139
                                                                                      ------------     -----------

Long-term debt, less current maturities                                                    197,772         290,994
                                                                                      ------------     -----------

Due to related parties and accounts payable refinanced                                          --         615,829
                                                                                      ------------     -----------


Commitments and contingencies

Stockholders' equity:
    Preferred stock, Series A, $.10 par value;
        1,000,000 shares authorized, 700
        shares issued in 1998 (none
        in 1999), liquidation preference $1,000 per share                                       --              70
    Preferred  stock,  Series B, $.10 par value;
        1,300 shares  authorized, 196
        shares issued in 1999,
        liquidation preference $1,000 per share                                                 20              --
    Common stock, $.10 par value; 20,000,000 shares
        authorized in 1999 and 1998, 11,287,164 and
        6,343,316 shares issued in 1999 and 1998                                         1,128,715         634,331
    Capital in excess of par value                                                      18,808,397      12,851,015
Deficit                                                                                (16,370,088)     (8,864,535)
    Treasury stock at cost, 11,000 shares                                                  (27,500)        (27,500)
    Treasury stock held by equity investee                                                      --        (159,396)

    Accumulated other comprehensive income (loss),
        accumulated foreign currency translation
        adjustment                                                                         (81,017)       (679,905)
                                                                                      ------------     -----------


                                        Total stockholders' equity                       3,458,527       3,754,080
                                                                                      ------------     -----------

                                        Total liabilities and stockholders' equity    $  7,297,137     $11,029,042
                                                                                      ------------     -----------

          See accompanying notes to consolidated financial statements.

                                             eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                      1999           1998          1997
                                                                 -----------     -----------     -----------
Revenues:
    Telecommunications services                                  $ 2,275,474     $   373,885     $        --
    Specialty retail travel products                               1,894,557       1,111,339         275,871
                                                                 -----------     -----------     -----------

                 Total revenues                                    4,170,031       1,485,224         275,871
                                                                 -----------     -----------     -----------

Costs and expenses:
    Costs of telecommunication services                            1,884,949         321,430              --
    Cost of specialty retail travel product sales                  1,117,749         623,242         183,505
    Selling, general and administrativ                             2,741,264       1,181,873         188,860
    Depreciation and amortization                                    330,054         139,451           8,678
    Equity in loss of Access One Communications
        Corp                                                       1,661,630       1,423,300              --
                                                                 -----------     -----------     -----------

                 Total costs and expenses                          7,735,646       3,689,296         381,043
                                                                 -----------     -----------     -----------

Loss from operations                                              (3,565,615)     (2,204,072)       (105,172)

Other income (expense):
    Interest expense                                                 (15,419)           (467)             --
    Interest income                                                   18,546              --              --
                                                                 -----------     -----------     -----------

Loss from continuing operations                                   (3,562,488)     (2,204,539)       (105,172)
                                                                 -----------     -----------     -----------

Discontinued operations:
    Loss from discontinued operations                             (3,179,361)     (2,772,464)     (2,762,993)
    Estimated loss on disposal of discontinued
        operations                                                  (763,704)             --              --
                                                                 -----------     -----------     -----------
                 Loss from discontinued operations                (3,943,065)     (2,772,464)     (2,762,993)
                                                                 -----------     -----------     -----------

Net loss                                                         ($7,505,553)    ($4,977,003)    ($2,868,165)
                                                                 -----------     -----------     -----------

Basic and diluted loss per share:
    Continuing operations                                        ($      .41)    ($      .43)    ($      .03)
    Discontinued operations                                      ($      .45)    ($      .53)    ($      .85)
                                                                 -----------     -----------     -----------
    Net loss                                                     ($      .86)    ($      .96)    ($      .88)
                                                                 -----------     -----------     -----------
Weighted-average number of common shares
    outstanding                                                    8,717,554       5,184,748       3,243,392
                                                                 -----------     -----------     -----------

          See accompanying notes to consolidated financial statements.

                                             eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                                          Capital
                                            Preferred Stock     Common Stock           In Excess of
                                             Shares  Amount  Shares        Amount         Par Value     Deficit       Stock
                                             ------  ------  ------        ------         ---------     -------       -----
Balance, November 30, 1996                       --   $--   2,630,400   $   263,040    $ 4,136,014   ($1,019,367)   ($27,500)
    Net loss                                     --    --          --            --             --    (2,868,165)         --
    Translation adjustment                       --    --          --            --             --            --          --

    Comprehensive income (loss)                  --    --          --            --             --            --          --
    Exercise of stock options                    --    --     145,000        14,500        151,750            --          --
    Issuance of common stock in
        private placement                        --    --     400,000        40,000        569,000            --          --
    Exercise of warrants                         --    --     700,000        70,000      1,439,104            --          --
    Stock issued for equity
        investment in Access One
        Communications Corp.                     --    --     425,000        42,500      1,457,500            --          --
    Treasury stock acquired by
        equity investee                          --    --          --            --             --            --          --
                                                ---   ---   ---------   -----------    -----------   -----------    --------

Balance, November 30, 1997                       --    --   4,300,400       430,040      7,753,368    (3,887,532)    (27,500)
     Net loss                                    --    --          --            --             --    (4,977,003)         --
    Translation adjustment                       --    --          --            --             --            --          --

    Comprehensive income (loss)                  --    --          --            --             --            --          --
    Exercise of stock options                    --    --      15,000         1,500         16,688            --          --
    Stock issued for debt retirement             --    --     260,000        26,000      1,144,000            --          --
    Exercise of warrants                         --    --     212,000        21,200        446,704            --          --
    Stock issued for acquisition of
        Essex Communications, Inc.               --    --     350,000        35,000        702,820            --          --
    Stock issued for acquisition of
        Webquill Internet Services, LLC          --    --     375,000        37,500        637,500            --          --
    Issuance of preferred stock                 700    70          --            --        651,315            --          --
    Stock issued for services                    --    --      30,916         3,091         19,520            --          --
    Stock issued for equity investment
        in Access One Communications             --    --     800,000        80,000      1,479,100            --          --
    Reduction in treasury stock held
        by equity investee                       --    --          --            --             --            --          --
                                                ---   ---   ---------   -----------    -----------   -----------    --------

Balance, November 30, 1998                      700    70   6,343,316       634,331     12,851,015    (8,864,535)    (27,500)

                                                                  Accumulated
                                                    Treasury         Other
                                                   Stock Held    Comprehensive     Total
                                                    by Equity        Income   Stockholders'
                                                     Investee        (Loss)       Equity
                                                     --------        ------       ------
Balance, November 30, 1996                         $        --    ($571,691)   $ 2,780,496
    Net loss                                                --           --     (2,868,165)
    Translation adjustment                                  --      (61,060)       (61,060)
                                                                               -----------
    Comprehensive income (loss)                             --           --     (2,929,225)
    Exercise of stock options                               --           --        166,250
    Issuance of common stock in
        private placement                                   --           --        609,000
    Exercise of warrants                                    --           --      1,509,104
    Stock issued for equity
        investment in Access One
        Communications Corp.                                --           --      1,500,000
    Treasury stock acquired by
        equity investee                               (420,000)          --       (420,000)
                                                   -----------    ---------    -----------

Balance, November 30, 1997                            (420,000)    (632,751)     3,215,625
     Net loss                                               --           --     (4,977,003)
    Translation adjustment                                  --      (47,154)       (47,154)
                                                                               -----------
    Comprehensive income (loss)                             --           --     (5,024,157)
    Exercise of stock options                               --           --         18,188
    Stock issued for debt retirement                        --           --      1,170,000
    Exercise of warrants                                    --           --        467,904
    Stock issued for acquisition of
        Essex Communications, Inc.                          --           --        737,820
    Stock issued for acquisition of
        Webquill Internet Services, LLC                     --           --        675,000
    Issuance of preferred stock                             --           --        651,385
    Stock issued for services                               --           --         22,611
    Stock issued for equity investment
        in Access One Communications                        --           --      1,559,100
    Reduction in treasury stock held
        by equity investee                             260,604           --        260,604
                                                   -----------    ---------    -----------

Balance, November 30, 1998                            (159,396)    (679,905)     3,754,080

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


                                                                                                         Capital
                                                  Preferred Stock                 Common Stock        In Excess of
                                             Shares            Amount        Shares        Amount      Par Value         Deficit
                                             ------           ------         ------        ------      ---------         -------
Balance, November 30, 1998                          700             70     6,343,316      634,331     12,851,015      (8,864,535)
    Net loss                                                                                                          (7,505,553)
    Translation adjustment, including
        a reclassification adjustment of
        $572,170 related to dissolution of
        Hong Kong subsidiary                         --             --            --           --             --              --

    Comprehensive income (loss)                      --             --            --           --             --              --
    Stock issued for services                        --             --        25,000        2,500         35,000              --
    Issuance of common stock                         --             --     1,890,055      189,005      1,836,719              --
    Exercise of stock options                        --             --        37,000        3,700         40,050              --
    Stock issued for debt retirement                 --             --     1,484,780      148,478      1,945,953              --
    Stock issued for acquisition of
        Tag Air, Inc.                                --             --       149,210       14,921        158,014              --
    Stock issued for acquisition of
        Peconic Telco, Inc.                          --             --        69,000        6,900        113,850              --
    Stock issued for investment in
        Riderpoint, Inc.                             --             --       550,000       55,000      1,201,250              --
    Stock issued for investment in
        Skyclub Communications                       --             --       120,149       12,015        158,801              --
    Stock issued for equity investment
        in Access One Communications
        Corp                                         --             --     1,420,000      142,000      1,689,800              --
    Access One Communications Corp.
        put exercise                                 --             --    (1,400,000)    (140,000)    (1,666,000)             --
    Reduction in treasury stock held
        by equity investee                           --             --            --           --             --              --
    Stock issued for performance con-
        ditions of Essex Communications              --             --       225,000       22,500        212,650              --
    Conversion of Series A preferred
        stock to common stock                      (700)           (70)      373,654       37,365        (37,295)             --
    Issuance of Series B preferred stock            196             20            --           --        195,909              --
    Adjustment of expenses incurred
        in raising equity                            --             --            --           --         72,681              --
                                                           -----------    ----------   ----------   ------------    ------------

Balance, November 30, 1999                          196    $        20    11,287,164   $1,128,715   $ 18,808,397    ($16,370,088)
                                              ---------    -----------    ----------   ----------   ------------    ------------

                                                                                Accumulated
                                                                     Treasury      Other
                                                                    Stock Held  Comprehensive     Total
                                                     Treasury       by Equity     Income      Stockholders'
                                                      Stock         Investee      (Loss)          Equity
                                                       -----         --------     ------          ------
Balance, November 30, 1998                          (27,500)      (159,396)        (679,905)     3,754,080
    Net loss                                                                                    (7,505,553)
    Translation adjustment, including
        a reclassification adjustment of
        $572,170 related to dissolution of
        Hong Kong subsidiary                             --             --          598,888        598,888
                                                                                                ----------
    Comprehensive income (loss)                          --             --               --     (6,906,665)
    Stock issued for services                            --             --               --         37,500
    Issuance of common stock                             --             --               --      2,025,774
    Exercise of stock options                            --             --               --         43,750
    Stock issued for debt retirement                     --             --               --      2,094,431
    Stock issued for acquisition of
        Tag Air, Inc.                                    --             --               --        172,935
    Stock issued for acquisition of
        Peconic Telco, Inc.                              --             --               --        120,750
    Stock issued for investment in
        Riderpoint, Inc.                                 --             --               --      1,256,250
    Stock issued for investment in
        Skyclub Communications                           --             --               --        170,816
    Stock issued for equity investment
        in Access One Communications
        Corp                                             --             --               --      1,831,800
    Access One Communications Corp.
        put exercise                                     --             --               --     (1,806,000)
    Reduction in treasury stock held
        by equity investee                               --        159,396               --        159,396
    Stock issued for performance con-
        ditions of Essex Communications                  --             --               --        235,150
    Conversion of Series A preferred
        stock to common stock                            --             --               --             --
    Issuance of Series B preferred stock                 --             --               --        195,929
    Adjustment of expenses incurred
        in raising equity                                --             --               --         72,681
                                                   --------    -----------        ---------    -----------

Balance, November 30, 1999                         ($27,500)   $        --        ($ 81,017)   $ 3,458,527
                                                   --------    -----------        ---------    -----------

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


                                                                   1999          1998         1997
                                                               -----------    -----------    -----------
Operating activities:
Net loss                                                       ($7,505,553)   ($4,977,003)   ($2,868,165)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                              375,958        227,005        110,168
        Abandonment of property plant and equipment                227,232             --             --
        Translation adjustment related to liquidation
           of Hong Kong subsidiary                                 572,170             --             --
        Loss on equity investment including goodwill
           amortization of $375,000 in 1999 and 1998             1,661,630      1,423,300             --

        Stock issued for services                                   37,500         22,611             --
        Provision for losses on accounts receivable
           and other assets                                        108,000        299,000        278,000
        Loss on sale of property, plant and equipment                7,499             --          7,012
        Estimated gain on sale of land and building
           of discontinued operations                             (169,650)            --             --
        Changes in operating assets and liabilities,
           net of effects of acquisitions and other
           transactions:
               Accounts receivable                                 213,107      1,289,333       (594,077)
               Inventories                                       3,526,891      3,275,479     (3,325,876)
               Prepaid expenses                                    146,827         42,988         12,926
               Other current assets                               (140,889)         6,595         79,014
               Other assets                                         75,146         41,839        (60,538)
               Accounts payable, related parties and
                  accrued expenses                               1,324,545        156,498        182,538
               Income taxes                                        149,902        (24,930)      (448,240)
                                                               -----------    -----------    -----------

Net cash provided by (used in) operating activities                610,315      1,782,715     (6,627,238)
                                                               -----------    -----------    -----------

Investing activities, net of effects of acquisitions:
    Purchases of property, plant and equipment                    (120,935)       (57,765)       (87,045)
    Proceeds from sale of property, plant and equipment              9,840             --          3,607

    Cash inflow from agreement to sell subsidiary                   39,998         50,224         25,700
    Payment of certain obligations of WebQuill Internet
        Services, LLC                                                   --       (150,000)            --

    Acquisition of Peconic Telco, Inc., net of cash acquired       (24,053)            --             --
                                                               -----------    -----------    -----------


Net cash used in investing activities                              (95,150)      (157,541)       (57,738)
                                                               -----------    -----------    -----------

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                             eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


                                                                             1999          1998           1997
                                                                          -----------    -----------    -----------
Financing activities:
    Repayment of loans payable to financial
        institutions and short-term loans payable to
        related parties, net                                              $        --    $        --    ($1,600,821)
    Proceeds from (repayment of) revolving credit
        line, net                                                          (2,768,944)    (2,527,977)     5,714,056

    Repayment of long-term debt, net of exchange rate                           6,073         (8,470)        (6,550)
    Officer loan, net of repayment                                            227,000             --             --
    Proceeds from exercise of stock options                                    43,750         18,188        166,250

    Proceeds from private placement of common stock                         2,025,774             --        609,000

    Proceeds from exercise of warrants                                             --        467,904      1,509,104
    Proceeds from issuance of preferred stock                                 195,929        651,385             --
                                                                          -----------    -----------    -----------

Net cash provided by (used in) financing activities                          (270,418)    (1,398,970)     6,391,039
                                                                          -----------    -----------    -----------


Effect of exchange rate changes on cash                                        (5,937)        12,095         18,084
                                                                          -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                              238,810        238,299       (275,853)

Cash and cash equivalents at beginning of year                                352,489        114,190        390,043
                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year                                  $   591,299    $   352,489    $   114,190
                                                                          -----------    -----------    -----------

Cash paid during the year for:
    Interest                                                              $   297,209    $   502,005    $   510,869
                                                                          -----------    -----------    -----------
    Income taxes                                                          $        --    $        --    $   300,015
                                                                          -----------    -----------    -----------


Supplemental disclosure of non-cash investing and financing activities:

    See Notes 2, 3, 7 and 8.


         See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

1.         Description of Business and Summary of Accounting Principles

           Description of Business and Concentration of Credit Risk

           eLEC Communications, Inc. ("eLEC" or the "Company") (formerly known as Sirco International Corp.) presently has two active business segments. The first active business segment, and the principal focus of the Company, is as a competitive local exchange carrier through its wholly-owned subsidiaries, Essex Communications, Inc. ("Essex") and WebQuill Internet Services LLC ("WebQuill"), to resell and provide low cost alternative telecommunication services and other bundled services, focusing on small and medium-sized business users. The second active business segment is as a specialty retail business through its wholly-owned subsidiary, Airline Ventures, Inc. ("AVI"), that sells travel products, uniforms and study guides via retail stores, E-commerce sites and a Web site primarily to professional airline crew members. Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral.

           As part of its telecommunications strategy, the Company has acquired an ownership interest in Access One Communications, Inc. ("Access"), which is a competitive local exchange carrier and reseller of telecommunication services to businesses and residential customers in the southeastern United States. The Company's investment in Access is accounted for on the equity method.

           During the fiscal year ended November 30, 1999, the Company discontinued the operations of its wholesale luggage business segment which, in prior years, had represented substantially all of the business operations of the Company (see "Discontinued Operations").

           Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in 20% to 50% owned affiliated companies are accounted for on the equity method. Investments of less than 20% in companies that do not have readily determinable fair values are carried at cost.

           Inventories

          Inventories, consisting primarily of finished goods purchased for resale, are stated at the lower of cost (first-in, first-out and average) or market.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


1. Description of Business and Summary of Accounting Principles (Continued)

           Property, Plant and Equipment and Depreciation

           Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are 20 years for building, 5 to 10 years for machinery and equipment, and the life of lease for leasehold improvements.

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

           Revenue Recognition

           Revenue from providing telecommunication related services is recognized in the period related services are provided. Revenue from the Company's specialty retail business and from the Company's discontinued luggage business is recognized upon shipment or delivery of merchandise.

           Earnings (Loss) Per Share

           Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings
           (loss) per share includes the dilutive effect of stock options, warrants and convertible preferred stock. Such options, warrants and convertible preferred stock have not been included in the computations as they were antidilutive in 1999, 1998 and 1997, but may become dilutive in the future.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

1. Description of Business and Summary of Accounting Principles (Continued)

           Cash Equivalents

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

           Goodwill and Other Intangible Assets

           The excess cost over net assets acquired (goodwill) is being amortized on a straight-line basis over 7 years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of current and future levels of operating income and cash flows, as well as other factors.

           Impairment of Long-Lived Assets

           The  Company  reviews  long-lived  assets  and  certain  identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

1. Description of Business and Summary of Accounting Principles (Continued)

           Advertising

           Advertising  costs are  expensed as  incurred.  Advertising  expense,
           principally   related  to   discontinued   operations,   amounted  to
           approximately $48,000 in 1999, $78,000 in 1998, and $55,000 in 1997.

           Fair Value of Financial Instruments

           The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

           o Cash and Cash Equivalents

           The carrying amount approximates fair value because of the short maturity of those instruments.

           o Investments in and Advances to Subsidiary

                  The fair value of investments in and advances to subsidiary is estimated based on discounted cash flow analyses using estimated interest rates and an appropriate allowance for uncollectibility. The carrying amount approximates its fair value.

           o Long-Term Debt

                  The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

           The Company has no instruments with significant off-balance-sheet risk.

           Recent Accounting Pronouncements

           Effective December 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

1. Description of Business and Summary of Accounting Principles (Continued)

           Recent Accounting Pronouncements (Continued)

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for the Company to the beginning of its fiscal 2001. Presently, the Company has no use of derivative financial instruments and believes that SFAS No. 133 will not have a material impact on its results of operations.

           Reclassifications

           Certain amounts have been reclassified to conform to the 1999 presentation.


2.         Acquisitions

           On February 27, 1998, the Company acquired all of the outstanding shares of common stock of Essex in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares vested immediately and warrants to purchase 150,000 shares will vest if certain performance conditions are met, of which 75,000 became vested during the fiscal year ended November 30, 1999. In addition, if certain performance conditions are met, up to 600,000 additional shares of common stock may be issued. As of November 30, 1999, 325,000 of such shares had been issued to the former shareholders of Essex as certain performance conditions were met. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $737,000, which is being amortized on a straight-line basis over 7 years. The results of operations of Essex are included in the accompanying financial statements from the date of acquisition.

           On August 14, 1998, the Company acquired all of the membership interests of WebQuill in exchange for 525,000 shares of the Company's common stock (of which 375,000 shares were delivered to the sellers and 150,000 shares were deposited in an escrow account and will be delivered upon attainment of certain performance conditions) and the payment of $150,000 of Webquill's obligations. As of November 30, 1999, such conditions were not met. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $750,000, which is being amortized on a straight-line basis over 7 years. The results of operations of WebQuill are included in the accompanying financial statements from the date of acquisition.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

2.         Acquisitions (Continued)

           In January 1999, the Company acquired all of the outstanding shares of Tag Air, Inc. ("Tag Air") in exchange for 149,210 shares of the Company's common stock valued at approximately $173,000 in a transaction accounted for as a purchase. Tag Air is a retailer that sells name brand luggage, apparel and travel-related accessories to airline pilots and flight crews. This transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $47,000, which is being amortized on a straight-line basis over seven years. On November 17, 1999, the Company acquired all of the outstanding shares of common stock of Peconic Telco, Inc. ("Peconic") in exchange for 69,000 shares of its common stock, valued at $120,750, plus a cash payment of $28,000. Peconic is an installer of telephones and telephone equipment. The purchase price exceeded the fair value of net assets acquired by approximately $135,000, which is being amortized on a straight-line basis over seven years. Pro forma financial statements of the Tag Air and Peconic acquisitions as if they occurred as of December 1, 1997 have not been presented since the results were not material.

           On April 6, 1999, the Company issued 250,000 shares of its common stock, valued at $412,500, in exchange for a 19% interest in RiderPoint Inc. ("RiderPoint"). On November 30, 1999, an additional 300,000 shares, valued at $862,500, were issued, thereby increasing its ownership in Riderpoint to 27% on such date. RiderPoint is a developer, marketer, and administrator of insurance and financial service programs. On May 25, 1999, the Company issued 120,149 shares of its common stock, valued at $170,816, in exchange for a 19% interest in Skyclub Communications Holding Corp. ("Skyclub"). Skyclub provides digital satellite systems for the reception of direct television and high-speed Internet services. The investment is carried at cost.


3.         Loans Payable to Financial Institutions and Long-Term Debt

           In connection with the financing of its discontinued luggage business, the Company had entered into a financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association. As of November 30, 1999 and 1998, the Company had a loan outstanding of $219,363 and $3,186,079 under the agreement. The loan was repaid in full in December 1999. The loan, which was available to the Company based upon a portion of the eligible inventory and accounts receivable of the discontinued luggage business, had an interest rate of 2% above the prime rate, was collateralized by a security interest in substantially all assets of the Company, and contained various restrictions, including a restriction on the payment or declaration of any cash dividends.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


3.   Loans Payable to Financial Institutions and Long-Term Debt (Continued)

           On March 3, 1999, Essex entered into a Receivable Sales Agreement ("the Agreement") with Receivables Funding Corporation ("RFC"). The Agreement provides for Essex to sell up to $500,000 ($1,000,000 effective December 1999) of its eligible receivables (as defined) to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. As of November 30, 1999, approximately $198,000 was outstanding under the Agreement. The Agreement, in substance, does not transfer the risk of loss to RFC, and has been treated as a financing for financial statement purposes. In substance, Essex borrows under the Agreement at approximately five percentage points above the prime rate. The Agreement has a termination date of the earlier of (a) March 3, 2001; (b) a termination event as defined in the Agreement; (c) the occurrence of an event of seller default as defined in the Agreement; or (d) ninety days following the Company's delivery of written notice to RFC setting forth the Company's desire to terminate the Agreement and the payment of a termination fee (as defined).

           The Company's Canadian subsidiary has a real property mortgage of approximately $368,000, payable in monthly installments of approximately $3,138 including interest at 10.25% with a balloon payment of approximately $291,000 in the year 2000. Substantially all of the assets of the Canadian subsidiary have been pledged as collateral for the above loans. The Canadian subsidiary has agreed to certain financial covenants (current ratio, debt-to-equity ratio, debt service coverage) and may not pay dividends to the parent.

           Long-term debt consists of the following:

                                                  1999                                1998
                                                  -------                         -----------

               Loan payable to Coast             $219,363                          $3,186,079

               Loan payable to RFC                197,772                            -

               Subsidiary mortgage payable        304,332                             298,259
                                                ---------                        ------------

                                                  721,467                           3,484,338
               Less current maturities            523,695                           3,193,344
                                                ---------                         -----------

                                                 $197,772                         $   290,994
                                                 --------                         -----------

                                      F-16
                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


3.   Loans Payable to Financial Institutions and Long-Term Debt (Continued)

           Principal payments are due as follows:

              Year ended November 30,

                        2000               $523,695
                        2001                197,772
                                           ---------

                                           $721,467
                                           ========


4.         Income Taxes

           At  November  30,   1999,   the  Company  had  net   operating   loss
           carryforwards for Federal income tax purposes of approximately $15,000,000 expiring in the years 2001 through 2019. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 1999 and 1998 are as follows:

                                                       1999          1998
                                                     ----------   -----------
  Deferred tax assets:
      Net operating loss carryforwards               $5,250,000   $ 3,250,000
      Allowance for doubtful accounts and accruals      120,000       270,000
      Inventory                                          10,000       230,000
      Depreciation                                       80,000       100,000
                                                     ----------   -----------

                                                      5,460,000     3,850,000
  Deferred tax liabilities:
      Installment sale of investment                         --       (50,000)
                                                     ----------   -----------

  Valuation allowance                                 5,460,000    (3,800,000)
                                                     ----------   -----------

  Net deferred tax assets                            $       --   $        --
                                                     ----------   -----------

           The valuation allowance at November 30, 1997 was $3,040,000.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

4.         Income Taxes (Continued)

           The following is a reconciliation of the tax provisions for the three years ended November 30, 1999 with the statutory Federal income tax rates:

                                                   Percentage of Pre-Tax Income
                                                       1999    1998     1997
                                                      ----     ----     ----


   Statutory Federal income tax rate                 (34.0%)  (34.0%)  (34.0%)
   State and local income taxes, net of Federal
       income tax benefit                                      --         .1
   Equity loss on investment in Access One            (7.5)    (9.7)      --
   Utilization of foreign tax loss carryforwards/
       carryback                                      --       (3.2)    (4.3)
   Operating losses generating no current tax
       benefit, United States                         41.5     43.7     34.0
   Other items, net                                   --       --         .1
                                                      ----     ----     ----

                                                      --      (3.2%)   (4.1%)
                                                      ----     ----     ----


5.         Pension Plans

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

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

5.         Pension Plans (Continued)

           Net periodic pension cost (gain) included the following components:

                                                    1999       1998         1997
                                                  --------    --------    --------
Interest cost on projected benefit obligation     $ 57,734    $ 56,393    $ 57,257
Return on assets(                                   61,874)    (63,704)    (66,110)
Net amortization and deferral                         (584)     (4,112)     (4,112)
                                                  --------    --------    --------

                                                  ($ 4,724)   ($11,423)   ($12,965)
                                                  --------    --------    --------

           Following is a summary of significant actuarial assumptions used:

                                                   1999    1998    1997
                                                   ----    ----    ----
Weighted-average discount rates                    7.0%   7.0%   7.5%
Rates of increase in compensation levels           5.0%   5.0%   5.0%
Expected long-term rate of return on assets

                                                   8.0%   8.0%   8.0%

           The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                                            November 30,
                                                                       1999           1998
                                                                     ---------      ---------
           Accumulated benefit obligation, including vested
               benefits of $835,772 and $820,734 at November
               30, 1999 and 1998, respectively                      ($837,685)      ($823,568)
                                                                     --------        --------
           Projected benefit obligation for service rendered
               to date                                              ($869,592)      ($823,568)
           Plan assets at fair value, primarily money market
               funds                                                  744,098         786,343
                                                                    ---------       ---------
           Plan assets in excess of  (deficiency in) unfunded
               projected benefit obligation                          (125,494)        (37,225)
                                                                    ---------      ----------

           Accrued pension cost                                     ($125,494)     ($  37,225)
                                                                     --------       ---------

                                      F-19
                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

6.         Commitments

           The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense, charged to operations, was $705,000, $825,000 and $704,000 in 1999, 1998 and 1997, respectively.
           In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

           The minimum annual rental commitments under all operating leases including a lease entered into on February 4, 2000 that have remaining non-cancelable terms in excess of one year are approximately as follows:

               Year ended November 30,
                                     2000         $   291,000
                                     2001             275,000
                                     2002             294,000
                                     2003             229,000
                                     2004             169,000
                          Thereafter                   43,000
                                                 -------------

                                                 $   1,301,000

           The Company had previously entered into various licensing agreements under which it had obtained the right to market children's bags, tote bags and related products with trade names. The terms of such agreements varied through 2001. The agreements provided for royalties based upon net sales with certain stated minimum annual amounts. In connection with the discontinued operation, the Company has negotiated releases on certain of these obligations and has accrued for the estimated liability remaining on those obligations for which the Company has not yet obtained a release. Royalty expense amounted to $208,000, $545,000 and $660,000 in fiscal 1999, 1998 and 1997, respectively. As of November 30, 1999 and 1998, approximately $447,000 and $560,000, respectively, had been accrued for unpaid royalties.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


7.         Related Party Transactions

           As of November 30, 1998, the Company owed its Chairman, Mr. Joel Dupre ("Dupre"), approximately $8,000. During 1999, the Company borrowed an additional $235,000 from Dupre, resulting in a balance due of approximately $243,000. On September 10, 1999, the Company issued 272,000 shares of common stock (with a market value of approximately $357,000) and Dupre agreed to cancel indebtedness of $204,000, and Dupre also agreed to repay certain luggage creditors approximately $153,000 of the Company's indebtedness to such creditors, relieving the Company of its obligations to such creditors. As of November 30, 1999, the Company owes Dupre approximately $35,000, which is payable upon demand, and bears interest at 8%.

           The Company imported substantially all of its luggage segment inventory from foreign vendors. In May 1998, the Company issued 260,000 shares to foreign vendors valued at $1,700,000 or $4.50 per share in satisfaction of certain existing trade accounts payable to foreign vendors. Included in this amount were 155,556 shares issued to companies controlled by then existing shareholders. The agreement with such vendors provided that if the vendors were to sell such shares within one year at a price below $4.50 per share (subject to a $2.25 floor), up to an additional 260,000 shares would be issued to the vendors. Subsequent thereto, the Company incurred additional obligations to foreign vendors, and the price of the Company's common stock fell substantially below $4.50 per share. During fiscal 1999, the Company agreed to issue 1,152,780 shares of the Company's common stock in complete satisfaction of indebtedness to such vendors. In fiscal 1999, the Company recorded an increase in stockholders' equity of approximately $1,803,000 related to this issuance along with a related decrease in accounts payable.

           During the years ended November 30, 1999, 1998 and 1997, the Company purchased approximately $809,000, $2,287,000 and $891,000, respectively, of luggage and backpack products from companies controlled by stockholders. During the years ended November 30, 1999, 1998 and 1997, the Company incurred buying commission of approximately $103,000, $312,000 and $208,000, respectively, to companies controlled by stockholders. As of November 30, 1999 and 1998, there was outstanding $11,312 and $926,205 to such related parties.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997



8.         Discontinued Operations

           On July 19, 1999, the Board of Directors of the Company adopted a plan to discontinue the Company's luggage business as part of the Company's strategic focus on telecommunications and Internet services. The expected manner of disposal of the luggage business is by sale of assets. As of November 30, 1999, a substantial portion of the luggage business had already been disposed of, and the Company anticipates that the remainder of the luggage business will be fully disposed of by June 30, 2000. The luggage business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) 30, which, among other provisions, requires the plan of disposal to be carried out within one year. The estimated loss on disposal of the luggage business included a charge of $572,170 applicable to a previously recorded foreign translation adjustment for the Company's Hong Kong subsidiary which was dissolved during 1999. Interest expense allocated to the discontinued operation is based on the direct borrowings of such operations and amounted to approximately $306,000 in 1999, $514,000 in 1998, and $574,000 in 1997.

           The operating results and remaining assets of the discontinued operations are summarized as follows:

                                         1999            1998                 1997
Sales                                $ 6,774,265    $ 15,552,285         $ 15,732,112
Net loss                              (3,943,065)     (2,772,464)          (2,762,993)
Net loss per share of common stock          (.45)           (.53)                (.85)

                               1999         1998
Current assets               $1,300,726   $6,156,872
Property and equipment net      426,654      686,662
Other assets                      9,118       94,986
                             ----------   ----------
                             $1,736,498   $6,938,520
                             ==========   ==========

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997 F-23



     9. Segment Reporting

           Effective for the fiscal year ended November 30, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform to the requirements of this statement. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates the performance of its operating segments based on the operating income of the respective business units. Geographical information is not presented, as the continuing operations of the Company operate solely within the United States. A summary of business data for the Company's reportable segments for the fiscal years 1999, 1998 and 1997 are as follows:

                                                                        Retail           Investments
                                                                        Related            Carried             Total of
                                                Telecom-                Travel           Under Cost           Continuing
                                               munications             Products            Method             Operations
                                               -----------             --------            ------             ----------
Revenue (external             1999            $  2,275,474         $  1,894,557       $      -              $  4,170,031
    customers)                1998                 373,885            1,111,339              -                 1,485,224
                              1997                   -                  275,871              -                   275,871

Segment income (loss)         1999 (1)         ($3,619,345)        $     56,857       $      -              ($ 3,562,488)
                              1998 (1)          (2,116,530)             (88,009)             -                (2,204,539)
                              1997                   -                 (105,172)             -                  (105,172)

Segment assets                1999              $2,750,759         $    915,376       $   1,894,504         $  5,560,639
                              1998               3,239,015              386,934             464,573            4,090,522
                              1997               1,080,000                -                 514,797            1,594,797

Depreciation and              1999 (2)        $    667,667         $     37,387       $      -              $    705,054
    amortization              1998 (2)             504,370               11,790              -                   516,160
                              1997                   -                    5,145              -                     5,145

Interest expense              1999            $     15,419         $        -         $      -              $     15,419
                              1998                     467                  -                -                       467
                              1997                   -                      -                -                       -

Segment capital               1999            $     72,501         $     48,434       $      -              $    120,935
    expenditures              1998                  39,713                  -                -                    39,713
                              1997                   -                   45,127              -                    45,127


(1)  Losses  from  the   investment   in  Access  have  been   included  in  the
     Telecommunications business.

(2) Includes amortization of goodwill related to investment in Access of $375,000 in 1999 and 1998.

                                                Discontinued
                                                 Operations
                                                 of Luggage              Total
                                                   Segment              Company
                                                   -------              -------
Revenue (external             1999            $    6,774,265      $   10,944,296
    customers)                1998                15,552,245          17,037,469
                              1997                15,732,112          16,007,983

Segment income (loss)         1999 (1)       ($    3,943,065)     ($   7,505,553)
                              1998 (1)            (2,772,464)         (4,977,003)
                              1997                (2,762,993)         (2,868,165)

Segment assets                1999            $    1,736,498      $    7,297,137
                              1998                 6,938,520          11,029,042
                              1997                12,446,851          14,041,648

Depreciation and              1999 (2)        $       45,904      $      750,958
    amortization              1998 (2)                85,845             602,005
                              1997                   105,023             110,168

Interest expense              1999            $      305,518      $      320,937
                              1998                   513,566             514,033
                              1997                   573,544             573,544

Segment capital               1999            $          -        $      120,935
    expenditures              1998                    18,052              57,765
                              1997                    41,918              87,045


(1)  Losses  from  the   investment   in  Access  have  been   included  in  the
     Telecommunications business.

(2) Includes amortization of goodwill related to investment in Access of $375,000 in 1999 and 1998.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997



9.         Segment Reporting (Continued)

           Major Customers of Discontinued Operations

           Sales to one customer amounted to 31%, 23%, and 27% of net sales in fiscal 1999, 1998 and 1997, respectively. Sales to another customer amounted to 19%, 23% and 17% of net sales in fiscal 1999, 1998 and 1997, respectively. Sales to another customer amounted to 14% of net sales in fiscal 1997.


10.        Investment In and Advances to Subsidiary

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

           The non-interest bearing $650,000 note received in exchange for stock in the Subsidiary ("the Stock Note") was due in thirty-two equal quarterly installments of $20,213 beginning in August 1992. During fiscal 1996, the parties agreed to a one-year payment moratorium as to the Stock Note. On February 6, 1997, the parties agreed to modify the remaining repayment terms and to resume payments. The note, as modified, is to be repaid as follows: $10,156 on February 7, 1997, $10,156 on March 10, 1997, four quarterly payments of $10,156 commencing on May 1, 1997 and ending on February 1, 1998, five quarterly payments of $20,313 commencing on May 1, 1998 and ending on May 1, 1999, and four quarterly payments of $50,781 commencing on August 1, 1999 and ending on May 1, 2000. Payments are being received on a current basis.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


10.        Investment In and Advances to Subsidiary (Continued)

           Also, pursuant to the agreement to sell the Company's investment in the Subsidiary, the Subsidiary agreed to pay interest quarterly at 8.5% per annum on a receivable of approximately $720,000. If the Subsidiary is not in default on the payment of interest, the Company will forgive a portion of the receivable, in amounts as defined, through May 1, 2000. An amount of $60,000 was forgiven in 1998, and $50,000 in each of 1997 and 1996. The total amount forgiven will be $420,000. The remaining receivable of approximately $300,000 is payable in ten equal quarterly installments commencing in August 2000. Amounts outstanding after May 1, 2000 will bear interest at the prime rate.

           At November 30, 1998, the aggregate principal balance of $665,000 due on the above notes has been reduced for imputed interest of approximately $40,000 and an allowance of approximately $160,000 for uncollectibility, resulting in a net balance of $465,000 at November 30, 1998.

           During the fiscal year ended November 30, 1999, the notes were consolidated into a new note. The new note requires quarterly payments ranging from $17,840 to $34,350 through November 1, 2005. The present value of the new note, with interest imputed at 7.25%, was approximately $500,000, which has a remaining balance of approximately $465,000 at November 30, 1999. An allowance of $40,000 has been established for potential uncollectibility, resulting in a net carrying value of approximately $425,000 at November 30, 1999.


11.        Stockholders' Equity

           The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plans as required by APB Opinion No. 25.

           On August 17, 1995, the stockholders of the Company (i) approved an increase in the number of authorized shares of common stock from 3,000,000 shares to 10,000,000 shares; (ii) authorized the Company to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors; and (iii) approved the 1995 Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights exercisable in conjunction with stock options to purchase a specified number of shares of common stock. During fiscal 1997, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 1,200,000 shares. In 1999, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 2,400,000 shares.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


11.        Stockholders' Equity (Continued)

           In June 1998, the Company issued 700 shares of Series A preferred stock "Series A shares" having a par value of $.10 per share. Each Series A share is convertible at the option of the holder into common shares at a conversion rate of 300 shares of common stock through May 31, 1999; after May 31, 1999, $1,000 divided by the lesser of $3.33 or the market price of the Company's common stock subject to a floor of $1.67. The Company may cause the conversion of the Series A shares at any time after May 31, 1999 based upon the above conversion formula. The preferred shares have the same voting and dividend rights as common shares based upon the number of shares of common stock into which the preferred stock is convertible to. The preferred shares have a liquidation preference of $1,000 per share. During 1999,at the election of the shareholders, all of the Series A shares were converted into common shares, resulting in the issuance of 373,654 shares of common stock.

           During 1999, the Company established a new series of stock, Series B Preferred stock, $.10 par value. The Company may issue up to 1,300 shares of the Series B Preferred stock, and such stock in entitled to receive dividends when as, and if dividends are declared by the Company on its common stock. Each holder of Series B preferred stock has the right, at the option of the holder, to convert each share of such stock into 1,000 shares of common stock. The Company has the right to convert each share of Series B preferred stock into common stock at the same conversion ratio. The conversion price of shares of Series B preferred stock is subject to adjustment in the event of any reclassification, subdivision or combination of the Company's outstanding common stock into a greater or smaller number of shares by a stock split, stock dividend or other similar event. In the event of a dissolution, liquidation or winding up of the Company, the holders of Series B preferred stock are entitled to receive, if available, prior and in preference to the holders of common stock, an amount equal to $1,000 per share. Thereafter, any remaining assets, if any, would be distributed ratably to the holders of common stock. The holders of shares of Series B preferred stock are entitled to that number of votes on all matters presented to shareholders equal to the number of shares of common stock then issuable upon conversion of such shares of preferred stock. Without the approval of the holders of at least a majority of the Series B preferred stock then outstanding voting separately as a class, the Company may not amend its Certificate of Incorporation in any way that adversely affects the rights and preferences of the holders of the Series B preferred stock as a class. During 1999, 196 shares of Preferred Series B were issued, resulting in net proceeds to the Company of $195,929.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


11.        Stockholders' Equity (Continued)

           The following is a summary of outstanding options:

                                                                            Weighted-
                                                                              Average
                                               Number      Exercise Price    Exercise
                                              of Shares     Per Share         Price
                                              ---------     ---------         -----


           Outstanding December 1, 1996        383,000    $1.00 - $1.6875   $   1.26

           Granted during year ended
                  November 30, 1997            160,000    $1.94 - $2.13     $   2.03

           Exercised/canceled during year
                  ended November 30, 1997     (148,000)   $1.00 - $1.6875   $   1.12
                                              --------

           Outstanding November 30, 1997       395,000    $1.00 - $2.13     $   1.63

           Granted during year ended
               November 30, 1998               299,500    $2.79 - $3.13     $   2.96

           Exercised/canceled during year
               ended November 30, 1998         (38,000)   $1.00 - $2.84     $   2.20
                                              --------

           Outstanding November 30, 1998       656,500    $1.00 - $3.13     $   2.20

           Granted during year ended
               November 30, 1999             1,013,500    $1.00 - $2.25     $   1.49

           Exercised/canceled during year
               ended November 30, 1999        (229,000)   $1.00 - $2.84     $   2.46
                                            ----------

           Outstanding November 30, 1999     1,441,000                      $   1.63
                                            ----------

           Options exercisable, November
               30, 1997                        140,000    $1.00 - $1.44     $   1.33
                                            ----------

           Options exercisable, November
               30, 1998                        322,500    $1.00 - $2.13     $   1.70
                                            ----------

           Options exercisable, November
               30, 1999                        661,500    $1.00 - $2.84     $   1.71
                                           -----------

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

11.        Stockholders' Equity (Continued)

           The  following  table  summarizes   information   about  the  options
           outstanding at November 30, 1999:

                                            Options Outstanding                    Options Exercisable
                           -------------------------------------------------    -----------------------
                                                Weighted-
                                                Average            Weighted-                   Weighted-
               Range of                        Remaining           Average                      Average
                Exercise       Number          Contractual         Exercise        Number       Exercise
                 Prices    Outstanding         Life (Years)          Price       Outstanding     Price
                 ------    -----------         ------------          -----       -----------     -----
           $1.00 - $1.94   1,120,500             3.85               $1.42         492,500       $1.43
           $2.13 - $2.84     320,500             3.72               $2.42         169,000       $2.50

           For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 88% for 1997, 117% for 1998 and 126% for 1999, risk-free interest rate of 6.03% for 1997, 5.66% for 1998 and 5.53% for 1999, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 1999, 1998 and 1997 was $.97, $2.36 and $.91, respectively.

           Under the above model, the total value of stock options granted in 1999, 1998 and 1997 was $924,707, $652,976 and $146,041,
           respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which generally range from five to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss would have been ($7,655,167) in 1999, ($5,131,886) in 1998, and
           ($2,906,052) in 1997, and the Company's pro forma loss per share would be ($.88) for 1999, ($.99) for 1998, and ($.90) for 1997.

           In April 1997, the Company raised $609,000, net of placement agent fees, through the private placement issuance of 400,000 units at $1.75 per unit, with each unit consisting of one share of common stock, one common stock Class A warrant exercisable at $2.06 per share for one year, and one common stock Class B warrant exercisable at $2.56 per share for one year. Additionally, 120,000 Class A warrants were granted to the placement agent and a consulting firm in connection with the transaction. As of November 30, 1998, substantially all the warrants had been exercised and the remaining warrants expired.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

11.        Stockholders' Equity (Continued)

           On October 24, 1996, the shareholders of the Company adopted the eLEC Communications, Inc. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. Approximately five employees of the Company and its subsidiaries are currently eligible to participate in the Restricted Stock Award Plan. No shares were awarded during 1999, 1998 and 1997.


12.        Fourth Quarter Adjustment

           During the fourth quarter of the year ended November 30, 1997, the Company recorded an adjustment of approximately $615,000 to write down certain inventory.


13.        Investment in and Transactions with Affiliates

           Access One Communications Corp.

           On October 22, 1997, the Company acquired 3,000,000 common shares of Access One Communications Corp. and Subsidiaries ("Access"), formerly known as CLEC Holding Corp., in exchange for 375,000 shares of the Company's common stock, subject to certain price protection adjustments which required the Company to issue an additional 50,000 shares of common stock.

           During fiscal 1998, there were two additional exchanges of shares with Access. The first exchange occurred on April 23, 1998 when the Company exchanged 350,000 shares of its common stock for 300,000 shares of Access common stock. This exchange was valued at $1,233,750. Additionally, Access agreed to reimburse the Company $150,000 for expenses. The second exchange occurred on September 10, 1998 when the Company exchanged 400,000 shares of its common stock for 400,000 shares of Access common stock. This exchange was valued at $221,280. In February 1998, the Company exchanged 50,000 shares of its common stock for 200,000 shares of Access common stock during 1998 with a private investor. This exchange was valued at $104,070.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


13.        Investment in and Transactions with Affiliates (Continued)

           Access One Communications Corp. (Continued)

           In March 1999, the Company issued to Access 1,420,000 shares of common stock in consideration for the issuance by Access to the Company of 1,775,000 shares of its common stock. In connection with such transaction, Access was granted an option to put to the Company for repurchase at any time on or before December 1, 1999 at the original purchase price, all or a portion of the shares of common stock it purchased in March 1999. In connection with any such exercise of its put option, in whole or in part, Access was required to issue to the Company warrants to purchase 500,000 shares of Access One common stock at a purchase price of $1.00 per share, which are carried at no value. Prior to October 31, 1999, Access notifed the Company of its intention to exercise its option. On December 1, 1999, Access exercised its option with respect to 1,400,000 shares of our common stock, which has been reflected in the accompanying financial statements as of November 30, 1999.

           The Company's investment in Access is carried on the equity method of accounting. At November 30, 1998, the cost of the investment in Access had been reduced by $159,396, attributable to the Company's portion (at cost) of the Company's common stock held by Access, with a corresponding charge to treasury stock. As of November 30, 1998, the Company owned approximately 28% of Access. The Company, for its fiscal year ended November 30, 1999 and 1998, included its share of Access' operations based on Access' year-end of October 31, 1998. All of the Company's investment at November 30, 1998 represents goodwill, which was being amortized over seven years, based on original cost. The Company recorded a loss of $1,661,630 and $1,423,000 (including goodwill amortization of $375,000 in 1999 and 1998) on its equity in the operations of Access for the years ended November 30, 1999 and 1998. As of November 30, 1999, the Company's investment in Access has been reduced to zero.

           Access was formed in 1991 and was inactive until September 1997, when Access acquired 95% of the capital stock of The Other Phone Company, Inc. ("OPC"), an integrated telecommunications provider based in Florida. Substantially all of Access' revenues represent the resale of telephone services pursuant to a resale agreement with one supplier, BellSouth Corporation.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

13.        Investment in and Transactions with Affiliates (Continued)

           Access One Communications Corp. (Continued)

           The results of operations for the years ended October 31, 1999, 1998 and 1997 and financial position of Access as of October 31, 1999 and 1998 are summarized below:

                     Condensed Income Statement Information

                                    1999              1998             1997
                                 -----------      ----------      -----------
           Revenue               $15,412,640      $5,811,038      $   479,516
                                 -----------      ----------      -----------
           Cost of service        12,177,793       5,045,514          366,243
           Gross profit            3,234,847         765,524          113,273
           Net loss               (4,994,124)     (4,761,333)        (158,098)


                       Condensed Balance Sheet Information

                                                                         1999                              1998
                                                                         ----                              ----

           Current assets, including investment in
               eLEC Communications, Inc. common shares
               carried at $675,000 and $396,175 at
               October 31, 1999 and 1998                               $3,111,715                       $1,621,223
           Non-current assets                                             852,680                          630,394
           Goodwill and other intangible assets                         2,322,714                        1,633,732
           Current liabilities                                          4,806,419                        4,200,705
           Non-current liabilities                                      6,837,119                          181,124
           Stockholders' equity (deficiency)                           (5,356,429)                        (496,480)

           In addition, options have been granted by Access to purchase common shares of Access to the Chief Executive Officer of the Company (150,000 shares at $1.20 per share) and to another officer of the Company who serves on the Board of Directors of Access (100,000 shares at $1.00 per share).

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

13.        Investment in and Transactions with Affiliates (Continued)

           Riderpoint, Inc.

           On April 15,1999, the Company purchased 600,000 shares of the voting stock (19%) of Riderpoint, Inc. ("Riderpoint") by issuing 250,000 shares of its common stock, in a transaction valued at $412,500. On November 30, 1999, the Company increased its ownership interest in Riderpoint by purchasing an additional 500,000 shares of the voting stock of Riderpoint by issuing 300,000 shares of its common stock, in a transaction valued at $862,500, thereby increasing its ownership interest in Riderpoint to 27% on such date. For the year ended November 30, 1999, the investment in Riderpoint was accounted for on the cost method. Commencing on December 1, 1999, the Company will begin to account for its investment in Riderpoint on the equity method of accounting. In 1999, the Company charged Riderpoint a $75,000 fee for assistance in developing Riderpoint's website.

           Riderpoint was incorporated in 1997. Riderpoint has developed an Internet website which provides an online insurance rating program for, comparing, and buying motorcycle insurance.

           The following summarizes the results of operations and net assets (unaudited) of Riderpoint.

                     Condensed Income Statement Information

                                               Year ended December 31,
                                           1999                   1998
                                           ----                   ----

           Revenue                      $251,244               $  26,539
           Costs and expenses            617,452                 110,502
                                       ---------               ---------

           Net loss                    ($366,208)             ($  83,963)
                                        --------               ---------
                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997



13. Investment in and Transactions with Affiliates (Continued)

           Riderpoint, Inc. (Continued)

           Condensed Balance Sheet Information

                                          December 31,                        December 31,
                                             1999                                 1998
                                             ----                                 ----
           Current assets              $     34,319                           $  12,437
           Non-current assets (1)         1,196,780                              31,813
           Current liabilities              198,581                             -
           Non-current liabilities           90,339                             -
           Stockholders' equity (2)         942,179                              44,250


(1)  Including 400,000 shares of common stock of eLEC at December 31, 1999.

(2) Including, in 1999, $1,275,000 of capital in a capital transaction with eLEC common stock.


14.        Risks and Uncertainties

           The Company buys substantially all of the telecommunication services that it resells from one supplier, Bell Atlantic Corporation, and is, therefore, highly dependent upon Bell Atlantic Corporation. Management of the Company believes that its relationship with Bell Atlantic Corporation is good. Management of the Company believes that there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with Bell Atlantic Corporation or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its telecommunications business.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


15.        Subsequent Events

           On January 21, 2000, the Company acquired Telecarrier Services, Inc. ("Telecarrier"), a competitive local exchange carrier located in New Jersey. The acquisition will be accounted for as a purchase and was effectuated by the Company issuing 500,000 shares of its common stock for all the issued and outstanding shares of Telecarrier, of which 400,000 shares were issued at the closing of the merger and 100,000 shares were reserved for issuance upon completion of an audit of Telecarrier's financial statements, and an additional 280,000 shares of the Company's common stock which will be issued in such amounts and at such times as set forth in the related merger agreement. In addition, the Company repaid certain promissory notes of Telecarrier by issuing a total of 32,000 shares of the Company's common stock and paying $14,200 in cash.

           Subsequent to November 30, 1999 and through February 25, 2000, the Company received net proceeds of approximately $2,000,000 from the exercise of warrants for 345,750 shares and a private placement of 538,000 shares of common stock.

                   eLEC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997


            Column A                    Column B       Column C        Column D      Column E
            --------                    --------       --------        --------      --------

                                                                       Additions
                                         Balance at   Charged to        Accounts     Balance at
                                          Beginning    Costs and         Written       End of
                    Description           of Period     Expenses*          Off        Period
                    -----------           ---------     ---------          ---        ------

Year ended November 30, 1999:
      Allowance for doubtful accounts    $  337,000   $  205,000        $118,000   $  424,000
      Valuation allowance for deferred
           tax asset                     $3,800,000   $1,650,000        $     --   $5,450,000

Year ended November 30, 1998:
      Allowance for doubtful accounts    $  200,000   $  299,000        $162,000   $  337,000
      Valuation allowance for deferred
           tax asset                     $3,040,000   $  760,000              --   $3,800,000

Year ended November 30, 1997:
      Allowance for doubtful accounts    $  276,000   $  278,000        $354,000   $  200,000
      Valuation allowance for deferred
           tax asset                     $1,970,000   $1,070,000              --   $3,040,000





      *  Net of recoveries

                         Report of Independent Auditors



Board of Directors
Access One Communications Corp.
Orlando, Florida


We have audited the accompanying consolidated balance sheets of Access One Communications Corp. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended October 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access One Communications Corp. and subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years ended October 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




                                                /s/NUSSBAUM YATES & WOLPOW, P.C.
                                                 -------------------------------
NUSSBAUM YATES & WOLPOW, P.C.
Melville, New York
January 28, 2000

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998




                                     ASSETS

                                                                        1999          1998
Current assets:
    Cash and cash equivalents                                     $    913,596    $   118,042
    Investment securities                                              675,000        396,175
    Accounts receivable, net of allowance for doubtful
        accounts of $645,865 and $333,946 in 1999 and 1998           1,472,429      1,057,271
    Prepaid expenses and other current assets                           50,690         49,735
                                                                  ------------    -----------

                        Total current assets                         3,111,715      1,621,223
                                                                  ------------    -----------
Property and equipment, net                                            300,206        254,060
                                                                  ------------    -----------

Other assets:
    Deferred financing costs, net of accumulated amortization
        of $32,908                                                     263,265             --
    Purchased customer accounts, net of accumulated
        amortization of $626,677                                       701,021             --
    Goodwill, net of accumulated amortization of $568,750
        and $293,446 in 1999 and 1998                                1,358,428      1,633,732
                                                                  ------------    -----------
    Deposits                                                           552,474        376,334

                                                                     2,875,188      2,010,066
                                                                  ------------    -----------

                                                                  $  6,287,109    $ 3,885,349
                                                                  ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Note payable, e.spire Communications, Inc.                    $    850,811    $        --
    Loans payable, Receivables Funding Corporation                          --      1,054,046
    Due to related parties                                                  --        185,000
    Current portion of long-term debt -                                227,291
    Accounts payable                                                 3,121,390      2,148,609
    Accrued expenses and other current liabilities                     834,218        585,759
                                                                  ------------    -----------

                        Total current liabilities                    4,806,419      4,200,705

Long-term debt, less current portion                                 6,837,119        181,124
                                                                  ------------    -----------

                                                                    11,643,538      4,381,829
                                                                  ------------    -----------

Stockholders' equity (deficiency):
    Common stock, $.001 par value, authorized 25,000,000
        shares; issued and outstanding 12,801,000 and
        12,776,000 shares in 1999 and 1998                              12,801         12,776
    Additional paid-in capital                                       4,090,605      4,534,905
    Accumulated other comprehensive income (loss),
        unrealized holding gain (loss) on investment securities        453,720       (124,730)

    Accumulated deficit                                             (9,913,555)    (4,919,431)
                                                                  ------------    -----------

                                                                    (5,356,429)      (496,480)
                                                                  ------------    -----------
                                                                  $  6,287,109    $ 3,885,349
                                                                  ============    ===========

          See accompanying notes to consolidated financial statements.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                                          1999           1998           1997
                                                     ------------    ------------    -----------
Revenue                                              $ 15,412,640    $  5,811,038    $   479,516

Cost of service                                        12,177,793       5,045,514        366,243
                                                     ------------    ------------    -----------

Gross profit                                            3,234,847         765,524        113,273
                                                     ------------    ------------    -----------

Operating expenses:
    Selling                                               998,949         725,574         70,283
    Administrative                                      5,848,935       3,427,414        184,716
                                                     ------------    ------------    -----------

                     Total operating expenses           6,847,884       4,152,988        254,999
                                                     ------------    ------------    -----------

Loss from operations                                   (3,613,037)     (3,387,464)      (141,726)
                                                     ------------    ------------    -----------

Other expense:
    Interest and loan fees, net of interest income
        of $4,130 in 1999                               1,166,462         312,869         16,372
    Loss on sale of investment securities                 214,625       1,061,000             --
                                                     ------------    ------------    -----------

                                                        1,381,087       1,373,869         16,372
                                                     ------------    ------------    -----------

Net loss                                             ($ 4,994,124)   ($ 4,761,333)   ($  158,098)
                                                     ------------    ------------    -----------

Basic and diluted loss per common share              ($       .39)   ($       .41)   ($    ,05)
                                                     ------------    ------------    -----------

Weighted average number of common shares
    outstanding                                        12,792,575      11,641,592      3,180,000
                                                     ------------    ------------    -----------

          See accompanying notes to consolidated financial statements.

                                          ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                             YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                                                                                           Accumulated
                                                                                                              Other
                                                                                              Additional  Comprehensive
                                                                      Common Stock             Paid-in         Income
                                                                  Shares         Amount         Capital       (Loss)
                                                                  ------         ------         ------        ------
Balance, November 1, 1996                                       2,500,000      $   2,500      ($    2,500)     $      --
Capital contributed                                                    --             --              100             --
Stock issued to reimburse Chairman for expenses                   750,000            750           34,250             --
Stock issued to acquire OPC Acquisition Corp.                   4,000,000          4,000          429,251             --
Stock issued pursuant to private placements, net                  465,000            465          285,835             --
Stock issued to Sirco International Corp. in exchange
  for 425,000 shares of Sirco International Corp.               3,000,000          3,000        1,497,000             --
Net loss for the year ended October 31, 1997                           --             --               --             --
                                                              -----------      ---------      -----------      ---------

Balance, October 1, 1997                                       10,715,000         10,715        2,243,936             --

Net loss for the year ended October 31, 1998                           --             --               --             --
Unrealized loss on investment arising during the period                --             --               --       (124,730)

Comprehensive income (loss)                                            --             --               --             --

Stock issued to eLEC Communications, Inc. in exchange
for 750,000 shares of eLEC Communications, Inc.                   700,000            700        1,454,330             --
Stock issued to related parties in satisfaction of loans
and accrued interest                                              846,000            846          422,154
Stock issued to president of The Other Phone
Company Inc. for compensation                                     200,000            200           99,800
Stock issued pursuant to private placements                       315,000            315          314,685             --
                                                              -----------      ---------      -----------      ---------
Balance, October 31, 1998                                      12,776,000         12,776        4,534,905       (124,730)

Net loss for the year ended October 31, 1999                           --             --               --             --
Other comprehensive income:
    Unrealized holding gains arising during period                     --             --               --        382,440
    Plus: reclassification adjustment for losses included
    in net loss                                                        --             --               --        196,010
Comprehensive income (loss)                                            --             --               --             --

Stock issued to eLEC Communications in exchange
for 1,420,000 shares of eLEC Communications, Inc.               1,775,000          1,775        1,824,700              --
Exercise of put with eLEC Communications, Inc.                 (1,750,000)        (1,750)      (1,799,000)            --
Purchase of outstanding warrants                                       --             --         (520,000)            --
Options granted for consulting services                                --             --           50,000             --
                                                              -----------      ---------      -----------      ---------

Balance, October 31, 1999                                      12,801,000      $  12,801      $ 4,090,605      $ 453,720
                                                              -----------      ---------      -----------      ---------

                                                               Accumulated
                                                                 Deficit          Total
                                                               ---------         -------
Balance, November 1, 1996                                     $        --      $        --
Capital contributed                                                    --              100
Stock issued to reimburse Chairman for expenses                        --           35,000
Stock issued to acquire OPC Acquisition Corp.                          --          433,251
Stock issued pursuant to private placements, net                       --          286,300
Stock issued to Sirco International Corp. in exchange
  for 425,000 shares of Sirco International Corp.                      --        1,500,000
Net loss for the year ended October 31, 1997                     (158,098)        (158,098)
                                                              -----------      -----------

Balance, October 1, 1997                                         (158,098)       2,096,553
                                                                               -----------
Net loss for the year ended October 31, 1998                   (4,761,333)      (4,761,333)
Unrealized loss on investment arising during the period                --         (124,730)
                                                                               -----------
Comprehensive income (loss)                                            --       (4,886,063)
                                                                               -----------
Stock issued to eLEC Communications, Inc. in exchange
for 750,000 shares of eLEC Communications, Inc.                        --        1,455,030
Stock issued to related parties in satisfaction of loans
and accrued interest                                                   --          423,000
Stock issued to president of The Other Phone
Company Inc. for compensation                                          --          100,000
Stock issued pursuant to private placements                            --          315,000
                                                               ----------      -----------

Balance, October 31, 1998                                      (4,919,431)        (496,480)
                                                                               -----------
Net loss for the year ended October 31, 1999                   (4,994,124)      (4,994,124)
Other comprehensive income:
    Unrealized holding gains arising during period                     --          382,440
    Plus: reclassification adjustment for losses included
    in net loss                                                        --          196,010
                                                                               -----------
Comprehensive income (loss)                                            --       (4,415,674)
                                                                               -----------
Stock issued to eLEC Communications in exchange
for 1,420,000 shares of eLEC Communications, Inc.                      --        1,826,475
Exercise of put with eLEC Communications, Inc.                         --       (1,800,750)
Purchase of outstanding warrants                                                  (520,000)
Options granted for consulting services                                --           50,000
                                                              -----------      -----------

Balance, October 31, 1999                                     ($9,913,555)     ($5,356,429)
                                                              -----------      -----------

          See accompanying notes to consolidated financial statements.

                                          ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                      STATEMENTS OF CASH FLOWS

                                             YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


                                                                                1999                      1998             1997
                                                                             -----------               -----------      -----------
Cash flows from operating activities:
    Net loss                                                                 ($4,994,124)              ($4,761,333)     ($  158,098)
                                                                             -----------               -----------      -----------
    Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                       1,008,950                    342,897           22,595
           Provision for losses on receivables                                 1,744,945                    592,720           16,590
           Loss on sale of securities                                            214,625                  1,061,000               --
           Stock issued for compensation                                                                    100,000               --
           Reimbursement of expenses to eLEC
               Communications                                                                                75,000               --
           Expenses reimbursed through issuance of common
               stock                                                                  --                        --           35,000
           Changes in operating assets and liabilities, net of
               effect of acquisition in 1997:
                  Accounts receivable, less amounts purchased                   (455,745)               (1,262,839)        (172,679)
                  Prepaid expenses                                                  (955)                    5,776          (16,770)
                  Deferred finance costs                                         (46,174)                       --               --
                  Deposits                                                      (176,140)                 (376,334)           3,674
                  Accounts payable                                               972,781                 1,844,500          159,901
                  Accrued expenses                                                (1,541)                  523,087           44,019
                                                                             -----------               -----------      -----------

                     Total adjustments                                         3,260,746                 2,905,807           92,330
                                                                             -----------               -----------      -----------

                     Net cash used in operating activities                    (1,733,378)               (1,855,526)         (65,768)
                                                                             -----------               -----------      -----------

Cash flows from investing activities:
    Proceeds from sale of securities                                              85,000                 1,373,125               --
    Purchase of equipment                                                       (120,207                  (203,762)         (17,969)
    Purchased customer accounts and accounts receivable                       (2,105,519)                       --               --
    Repurchase of warrants                                                      (520,000)                       --               --
    Acquisition of OPC                                                                --                        --       (1,000,000)
                                                                             -----------               -----------      -----------

                     Net cash provided by (used in) investing activities      (2,660,726)                1,169,363       (1,017,969)
                                                                             -----------               -----------      -----------

Cash flows from financing activities:
    Repayment of loan payable, bank                                                   --                  (250,000)              --
    Borrowings (repayments), Receivable Funding
        Corporation, net                                                      (1,054,046)                1,054,046               --
    Repayment to related parties, net                                          ( 185,000)                 (239,521)              --
    Principal payments of long-term debt                                        (408,415)                 (215,562)         (59,822)
    Proceeds from issuance of long-term debt                                   6,837,119                        --          502,442
    Proceeds from issuance of common stock and
        contribution to capital                                                       --                   315,000          719,651
                                                                             -----------               -----------      -----------

                        Net cash provided by financing activities              5,189,658                   663,963        1,162,271
                                                                             -----------               -----------      -----------

Net increase (decrease) in cash and cash equivalents                             795,554                   (22,200)          78,534

Cash and cash equivalents, beginning of year                                     118,042                   140,242           61,708
                                                                             -----------               -----------      -----------

Cash and cash equivalents, end of year                                       $   913,596               $   118,042      $   140,242
                                                                             -----------               -----------      -----------

Supplemental disclosure of cash flow information:
   Cash paid - interest                                                      $ 1,018,313               $   312,869      $     4,462
                                                                             -----------               -----------      -----------
   Non-cash investing and financing activities (see
         Notes 3 and 5)

          See accompanying notes to consolidated financial statements.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


1. Summary of Significant Accounting Policies

           Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of Access One Communications Corp. and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated.

           Organizational Background

                  The Company was formerly known as CLEC Holding Corp. ("CLEC"), formerly PRS SUB II ("PRS"), was incorporated under the laws of the State of New Jersey in 1991. The Company emerged from bankruptcy, pursuant to a Bankruptcy Court Order in 1996, and was inactive until September 1997.

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

                  The following unaudited pro forma consolidated results of operations for the year ended October 31, 1997 assumes the OPC acquisition occurred as of November 1, 1996:

                    Net sales              $1,723,853
                    Net loss             ($   561,348)
                    Loss per share       ($       .09)


           Cash and Cash Equivalents

           The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


1. Summary of Significant Accounting Policies (Continued)

           Investment Securities

           Marketable equity securities, all of which have represented common shares of eLEC Communications ("eLEC"), have been categorized as available for sale and as a result, are stated at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. Realized gains and losses are determined based on the specific identification method.

           Property and Equipment

           Property and equipment are stated at cost. Depreciation is being provided by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized, using the straight-line method, over the term of the lease or the useful life of the improvements, whichever is shorter.

           Earnings Per Share

           For the year ended October 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is
           computed  by  dividing   net  income   (loss)   available  to  common
           stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options and warrants were exercised. The effect of stock options and warrants on the calculation of earnings per common share was anti-dilutive in all years but may be dilutive in the future.

           Deferred Financing Costs

           Deferred financing costs are amortized to interest expense over the life of the relating financing.

           Purchased Customer Accounts

           Purchased customer accounts are amortized over three years on a straight-line basis or the termination of the customer account, whichever is shorter.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


1. Summary of Significant Accounting Policies (Continued)

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

           Revenue Recognition

           Revenues are recognized in the period services are provided to customers and consist primarily of charges for use of local and long-distance services.

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

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



1. Summary of Significant Accounting Policies (Continued)

           Advertising Costs

           The Company expenses advertising costs in the period incurred. Advertising expense was $30,170, $2,267 and $-0- for the years ended October 31, 1999, 1998 and 1997.

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

           Recently Issued Accounting Standards

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 as reflected in the accompanying consolidated financial statements.


2.         Description of Business and Concentrations

           The Company provides local and long-distance telecommunications services to business and residential c, principally in Florida. The Company's business is highly competitive and is subject to various
           Federal, State and local regulations, including the Federal Communications Commission and various state public service commissions.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



2.         Description of Business and Concentrations (Continued)

           Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company's trade receivables are geographically concentrated with businesses and residential customers primarily located in the Southeastern United States. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral. The Company's allowance for doubtful accounts is based on historical trends, current market conditions and other relevant factors.

           During the years ended October 31, 1999, 1998 and 1997, the Company purchased in excess of 90% of its telephone services under a resale agreement with one supplier, BellSouth. BellSouth is one of only a few potential suppliers for the Company's local telephone resale business and, therefore, the loss of the Company's relationship with BellSouth could adversely affect the Company's ability to continue in business.


3.         Investment Securities

           On October 22, 1997, the Company exchanged 3,000,000 shares of its common stock for 375,000 shares of unregistered eLEC Communications, Inc. ("eLEC") common stock, subject to certain price protection adjustments, which required eLEC to issue an additional 50,000 shares of common stock to the Company. The Company valued the entire 425,000 shares at $1,500,000 at the exchange date and on October 31, 1997, which represented its estimate of the fair value of the aforementioned eLEC shares. During fiscal 1998, the aforementioned 425,000 shares were sold for proceeds of $687,500, resulting in a realized loss of $812,500.

           During fiscal 1998, there were two additional exchanges of shares with eLEC. The first exchange occurred on April 23, 1998 when the Company exchanged 300,000 of its common stock for 350,000 shares of eLEC common stock. This exchange was valued at $1,233,750. Of this first exchange, 265,000 shares were sold for proceeds of $685,625, resulting in a realized loss of $248,500. The second exchange occurred on September 10, 1998 when the Company exchanged 400,000 shares of its common stock for 400,000 shares of eLEC common stock. This exchange was valued at $221,280.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


3.         Investment Securities (Continued)

           In March 1999, the Company issued to eLEC 1,775,000 shares of common stock in consideration for the issuance by eLEC to the Company of 1,420,000 shares of its common stock. In connection with such transaction, the Company was granted an option to put to eLEC for repurchase at any time on or before December 1, 1999 at the original purchase price, all or a portion of the shares of common stock the Company purchased in March 1999. In connection with any such exercise of its put option, in whole or in part, the Company was required to issue to eLEC warrants to purchase 500,000 shares of the Company common stock at a purchase price of $1.00 per share. Prior to October 31, 1999, the Company notified eLEC of its intention to exercise the option and, on December 1, 1999, exercised its option with respect to 1,750,000 shares of the Company's common stock which has been reflected in the accompanying financial statements as of October 31, 1999. As of October 31, 1999 and 1998, the Company owned 400,000 and 485,000 shares of eLEC's common stock, which represents approximately 4% and 8% of eLEC's common stock, respectively. As of October 31, 1999 and 1998, eLEC owned approximately 31% of the Company's common stock. During fiscal 1999, the Company sold 85,000 shares of eLEC's common stock for $85,000, resulting in a realized loss of $214,675.

           The Company's investment in eLEC shares are summarized as follows:

                                                                                                                      Holding
                                                      Cost       Fair Value    Gain (Loss)
                                                  ------------  ------------   -----------
                        October 31, 1999          $221,280        $675,000      $453,720

                        October 31, 1998          $520,905        $396,175     ($124,730)


4.         Property and Equipment

                                               1999           1998
                                            ---------      ---------
          Furniture and fixtures            $  81,687      $  63,916
          Office equipment                    101,846        101,846
          Computer equipment                  202,062        152,126
          Billing software                     72,675         20,175
          Leasehold improvements                4,268          4,268
                                            ---------      ---------

                                              462,538        342,331
          Less accumulated depreciation
             and amortization                (162,332)       (88,271)
                                            ---------      ---------

                                            $ 300,206      $ 254,060
                                            ---------      ---------

                                      F-46

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

5.         Customer Base Acquisition

           During the fiscal year ended October 31, 1999, in two transactions with a competitor, the Company purchased a customer base of approximately 17,500 local access lines and the associated accounts receivable from the competitor for an aggregate purchase price of approximately $3,600,000. Approximately $2,300,000 of the purchase price represented accounts receivable, and the remainder, $1,300,000 was allocated to the customer base (intangible asset). Approximately $2,100,000 of the purchase price was paid in cash, and promissory notes aggregating approximately $1,500,000 were executed for the balance of the purchase price. Principal and interest (interest at 10.625%) are payable in equal monthly installments through June 30, 2000. As of October 31, 1999, the principal balance of the note was $850,811, which reflects adjustments pursuant to the agreement which reduced the amount outstanding.


6.         Loans Payable, Receivable Funding Corporation

           The Company had a receivable financing and a senior secured promissory note with Receivables Funding Corporation ("RFC"). As of October 31, 1998, the Company had outstanding $1,054,046 under the agreements with an interest rate of approximately 5.5% above the prime rate and had collateralized it with a security interest in the accounts receivable and certain shares of eLEC stock. In connection with the agreement, the Company granted RFC warrants to purchase 300,000 shares of the Company's stock at $1.00 per share. The receivables financing was to have expired December 26, 1999 and the note was to have been paid over 48 months from the date of draw. On June 30, 1999, the agreement with RFC was terminated as new financing was obtained from MCG Finance Corporation ("MCG") as described in
           Note 8. As consideration for early termination, the Company paid RFC a termination fee of $180,000 which was charged to expense. Additionally, the warrants were repurchased for $520,000.


7.         Due To Related Parties

           Note payable to Chairman of the Company, payable on
               demand, interest at 12%                               $   20,000

           Note payable to eLEC, payable on demand, non-interest
               bearing                                                   75,000

           Note payable to a subsidiary of eLEC, payable on demand,
               interest at 8%                                            90,000
                                                                      ---------

                                                                     $  185,000
                                                                     ==========


           The above amounts were repaid during fiscal 1999.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


8.         Long-Term Debt

           Borrowings Under MCG Credit Facility Agreement

           On June 30, 1999, the Company entered into a Credit Facility Agreement ("the Facility") with MCG Finance Corporation ("MCG") and other lenders that may subsequently be added to the agreement, collectively referred to as "the Lenders." Under the terms of the Facility, the Company may request periodic advances from June 30, 1999 through November 30, 1999, a maximum of $7.5 million. The maturity date of the Facility is June 30, 2002. The Company is required to pay an origination fee of $250,000, of which $125,000 is due June 2000 and the balance due June 2001. On November 30, 1999, the maximum amount that the Company may borrow under the Facility was increased to $15,000,000 to be requested through November 2000. The maximum amount of credit available under the Facility, however, shall not exceed a multiple of a portion of the Company's collections, as defined in the Facility.

           For purposes of determining interest, the Company may designate and subdivide the outstanding principal balance under the Facility into a maximum of three portions. The outstanding balance under each such portion will bear interest fluctuating at two alternative rate indexes, the prime rate plus 11% or, at the three-month London Interbank Offered Rate ("LIBOR") plus 9%. The applicable rate index for each portion may be changed by the Company periodically, as defined in the Facility. Interest payable under the Facility is subdivided into two components, current interest, and deferred interest. Current interest on each principal portion is due and payable monthly at the prime rate plus 8%, or at the LIBOR rate plus 6%, depending on the rate assigned to the related portion of the loan. Deferred interest, accrues, calculated at 3%, and shall be due and payable in full in one lump sum, (at the election of the Lenders) upon the occurrence of any of the following events: (a) June 30, 2002, (b) the date that all obligations under the Facility are paid in full and the related loan documents are terminated, or (c) the occurrence of any event of default, as defined. Upon such occurrence, the Lenders may accept actual cash payment of such deferred interest, or may retain the right to exercise certain rights it has under the option under the terms set forth in an Option and Warrant Agreement. If the Lenders exercise the option in accordance with the Option and Warrant Agreement, then the Lenders shall not be entitled to receive payment of such accrued deferred interest, but may, at their election, treat such accrued deferred interest as the exercise price paid for the warrant shares if and when such warrants are exercised. The option to acquire warrants will allow MCG to purchase shares of the Company representing 10% of the issued and outstanding shares of capital stock and voting rights of the Company on a fully diluted basis. The option is exercisable immediately and may be exercised by MCG at any time prior to the earlier of the following (1) June 30, 2009 and (2) the date on which MCG accepts payment of the deferred interest.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


8.         Long-Term Debt (Continued)

           Borrowings Under MCG Credit Facility Agreement (Continued)

           As of October 31, 1999, the interest rate on the loan was 16.3%, including the deferred interest portion.

           In connection with the November 30, 1999 amendment, MCG was granted warrants to purchase 400,000 shares of common stock at $1.55 per share, exercisable immediately through November 30, 2009.

           As collateral, The Company has granted the Lender a security interest in substantially all assets of the Company. As additional collateral for the Facility, certain shareholders gave a security interest in all of their equity ownership interests in the Company. The Facility contains various covenants and ratios. Among others, the Company must maintain (1) an escalating minimum number of access lines, (2) an escalating minimum gross profit margin percentage, (3) a minimum operating cash flow (as defined), (4) an escalating amount of minimum revenue, (5) a leverage ratio of funded debt (as defined) to qualifying collections (as defined) of 4.5 to 1 through December 31, 1999 and 4.25 to 1.0 thereafter, and (5) an attrition rate (as defined) of not more than 5% from September 30, 1999 through December 31, 1999 and 4% thereafter. In addition, the Company (1) has an annual limitation on capital expenditures of $250,000, (2) cannot create borrowings, indebtedness, guarantees, liens, other than as defined in the Facility, and (3), cannot merge with another entity or declare or make any payment or distribution with respect to, or incur any liability for the purchase acquisition, redemption or retirement of, any of its equity interests or as a dividend, return of capital or other payment or distribution of any kind to any holder of any such equity.

           Other

           Long-term debt outstanding on October 31, 1998 consisted of notes payable to John Murray related to the purchase of 95% of OPC. The note was paid in full during fiscal 1999.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


9.         Income Taxes

           At October 31, 1999, the Company has an operating loss carryforward of approximately $7,000,000 which is available to offset future taxable income. A valuation allowance has been recognized to offset the full amount of the deferred tax asset of approximately $2,800,000 and $1,200,000 at October 31, 1999 and 1998 due to the uncertainty of realizing the benefit of the loss carryforwards. The loss carryforwards will expire in March 2019.

           The valuation allowance at October 31, 1997 was $30,000.

           The Company's effective income tax rate differs from the federal statutory rates as follows:

                                                             1999      1998     1997
                                                             ----      ----     ----
           Federal statutory rate                             34.0%    34.0%   34.0%

           Utilization of net operating loss carryforwards   (34.0)   (34.0)  (34.0)
                                                             -----    -----   -----
                                                                --       --      --
                                                             -----    -----   -----


10.        Commitments and Contingencies

           Leases

           On October 21, 1999, the Company executed a noncancelable lease for a new facility to commence in December 1999. The commencement date of the lease is later. The lease expires five years after the commencement date. The Company will be responsible for a pro rate share of operating expenses for the building. With the exception of real estate taxes, insurance and utilities, Landlord shall cap increases in operating expenses at five percent (5%) per annum.

           The Company also leases other office facilities and certain equipment under operating leases that expire through 2004. The leases require minimum annual rental and certain other expenses including maintenance and taxes. Rent expense for the years ended October 31, 1999, 1998 and 1997 was approximately $107,000, $86,000 and $7,000.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


10.        Commitments and Contingencies (Continued)

           Leases (Continued)

           As  of  October  31,  1999,  the  Company's   future  minimum  rental
           commitments are as follows:

                         2000                               $213,238
                         2001                                185,386
                         2002                                196,076
                         2003                                198,966
                         2004                                142,434
                                                            --------

                                                            $936,100
                                                            ========

11.        Stockholders' Equity

           Stock  Issued for Compensation

           On December 1, 1997, pursuant to an employment agreement, the Company issued 200,000 shares of unregistered common stock to the new President of OPC. Compensation expense of $100,000 was recorded in fiscal 1998 for these shares.

           Stock Options

           On October 22, 1997, the Company, pursuant to the eLEC Stock Purchase Agreement, granted to eLEC's nominee to the Board of Directors options to purchase up to 100,000 shares of common stock for up to three years at an exercise price of $1.00 per share.

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

           In June 1999, the Company adopted the 1999 Stock Option Plan. Under the Plan, the Company may grant options to its employees, directors and consultants for up to 1,600,000 shares of its common stock, subject to adjustment. Incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock, 110% of the market price on the date of the grant. The maximum term of an option is ten years.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


12.        Stockholders' Equity (Continued)

           Stock Options (Continued)

           Also, in June 1999, the Company granted options to employees to purchase 351,000 shares of common stock and options to a consultant to purchase 100,000 shares of common stock at an exercise price ranging from $1.50 to $1.65. Options to purchase the shares vest equally over three years. These options will expire in ten years. The Company recorded expense of $50,000 in connection with the options granted the consultant who is also a shareholder.

           No options were exercised during the years ended October 31, 1999, 1998 and 1997.

           The following is a summary of outstanding options:

                                                                       Weighted-
                                                                        Average
                                        Number        Exercise Price    Exercise
                                       of Shares        Per Share         Price
                                       ---------        ---------         -----
   Outstanding, November 1, 1996             --      $          --     $  --

   Granted during the year ended
       October 31, 1997                 100,000      $        1.00     $   1.00
                                      ---------

   Outstanding October 31, 1997         100,000      $        1.00     $   1.00

   Granted during the year ended
          October 31, 1998            1,000,000      $.50 - $1.00      $    .60

   Canceled during the year
          ended October 31, 1998        (50,000)     $        1.00     $   1.00
                                      ---------

   Outstanding October 31, 1998       1,050,000      $.50 - $1.00      $    .62

   Granted during the year ended
          October 31, 1999              451,000      $1.50 - $1.65     $   1.53
                                      ---------

   Outstanding October 31, 1999       1,501,000      $.50 - $1.65      $    .89
                                      ---------

   Options exercisable, October
       31, 1998                         900,000      $.50 - $1.00      $    .56
                                      ---------

   Options exercisable, October
       31, 1999                         975,000      $.50 - $1.00      $    .59
                                      ---------

                                      F-52

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


11.            Stockholders' Equity (Continued)

           The  following  table  summarizes   information   about  the  options
           outstanding at October 31, 1999:

                                               Options Outstanding                 Options Exercisable
                     -------------------------------------------------            ---------------------
                                              Weighted-
                                              Average        Weighted-                        Weighted-
    Range of                                 Remaining       Average                            Average
     Exercise           Number              Contractual      Exercise               Number     Exercise
     Prices          Outstanding            Life (Years)      Price               Outstandin     Price
     ------          -----------            ------------      -----               ----------     -----
   $  .50               800,000              3.08             $  .50                 800,000     $ .50
   $1.00                250,000              3.10             $1.00                  175,000     $1.00
   $1.50 - $1.65        451,000              9.62             $1.53                        -        -

           SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), established a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date, based on the value of the award, and recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the provision of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided pro forma disclosures of net loss as if the fair value method has been adopted.

           For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 0% for all years, risk-free interest rate of 5.80% for fiscal 1999, 5.96% for fiscal 1998 and 6.33% for fiscal 1997, and expected life of ten years for options granted during fiscal 1999 and five years for all other grants. The weighted-average fair value of stock options granted in fiscal 1999, 1998 and 1997 was $.63, $.15 and $.27, respectively.

           Under the above model, the total value of stock options granted in fiscal 1999, 1998 and 1997 was $220,803, $139,569 and $26,772,
           respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to three years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss would have been ($5,071,314) in fiscal 1999, ($4,876,001) in fiscal 1998 and ($184,870) in fiscal 1997, the Company's pro forma loss per share would be ($.40) for fiscal 1999, ($.42) for fiscal 1998 and $.06 for fiscal 1997.

                ACCESS ONE COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


11.        Stockholders' Equity (Continued)

           Stock Warrants

           On September 9, 1997, in connection with borrowings from related parties, the Company granted warrants to such related parties to purchase 500,000 shares of common stock. The exercise price is $1.20 for a period of three years. On December 25, 1997, the Company granted warrants to purchase 25,000 shares of common stock to an individual. The exercise price is $1.20 for a period of three years. The Company has determined that the warrants did not have any significant value at the date of issuance and, accordingly, no portion of the proceeds of the related debt was allocated to the warrants. None of the warrants were exercised during the years ended October 31, 1999, 1998 and 1997.


12.        Subsequent Events

           On November 29, 1999, the Company acquired OmniCall, Inc. ("OmniCall"), a competitive local exchange carrier located in South Carolina. The acquisition will be accounted for as a purchase and was effectuated by the Company issuing 6,493,776 of its common stock for all the issued and outstanding shares of OmniCall. The purchase price will be allocated to the assets acquired and the liabilities assumed based upon their estimated fair values