Form 10-Q
period 2000-02-29
ELEC COMMUNICATIONS CORP
filed 2000-04-14
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended February 29, 2000.

                                       OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to                     .
                               -----------------             -----------------

                          Commission file number 0-4465

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                New York                                   13-2511270
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                        (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)


   509 Westport Avenue, Norwalk, Connecticut                      06851
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                      (Zip Code)
--------------------------------------------------------------------------------


Registrant's Telephone Number, Including Area Code             203-750-1000
                                                               ------------


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

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
13,324,525 shares of Common Stock, par value $.10 per share, as of April 1, 2000.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
Item 1.  Financial Statements

                                 eLEC Communications Corp. and Subsidiaries
                                 Condensed Consolidated Balance Sheets

                                                                   Feb. 29, 2000    Nov. 30, 1999
                                                                   -------------    -------------
Assets
Current assets:
  Cash and cash equivalents                                        $  2,424,453      $    591,299
   Accounts receivable                                                2,142,968         1,245,078
   Inventory                                                            551,989           876,460
   Prepaid expenses                                                     133,073            52,636
   Other current assets                                                 234,822           177,680
   Land and building held for sale                                      605,419           596,304
                                                                   ------------      ------------
Total current assets                                                  6,092,724         3,539,457
                                                                   ------------      ------------

Property and equipment at cost                                          486,846           322,734
Less accumulated depreciation                                           124,051           111,036
                                                                   ------------      ------------
Net property and equipment                                              362,795           211,698
                                                                   ------------      ------------

Other assets                                                            124,971            97,108
Investment in and advances to subsidiary                                410,021           424,575
Investments under the equity method                                   1,060,991                --
Investments under cost method                                           194,929         1,469,929
Goodwill                                                              3,473,938         1,554,370
                                                                   ------------      ------------
                                                                      5,264,850         3,545,982
                                                                   ------------      ------------
Total assets                                                       $ 11,720,369      $  7,297,137
                                                                   ============      ============

Liabilities and stockholders' equity Current liabilities:
  Loans payable to financial institutions  and current
   maturities of long-term debt                                    $    457,743      $    523,695
  Due to related parties                                                 22,725            34,725
  Accounts payable                                                    1,728,186         1,302,714
  Accrued expenses and taxes                                          1,808,271         1,779,704
                                                                   ------------      ------------
Total current liabilities                                             4,016,925         3,640,838
                                                                   ------------      ------------

Long-term debt, less current maturities                                 463,169           197,772
                                                                   ------------      ------------

Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 196 shares in 2000 and 1999                             20                20
  Common stock $.10 par value, 20,000,000 shares authorized,
    13,108,414 issued (2000), 11,287,164 issued (1999)                1,310,840         1,128,715
  Capital in excess of par value                                     23,171,070        18,808,397
  Retained earnings (deficit)                                       (17,018,988)      (16,370,088)
  Treasury stock at cost                                                (27,500)          (27,500)
  Treasury stock held by equity investee                               (136,688)               --
  Accumulated other comprehensive income (loss),
     accumulated foreign currency translation adjustment                (58,479)          (81,017)
                                                                   ------------      ------------
      Total stockholders' equity                                      7,240,275         3,458,527
                                                                   ------------      ------------
Total liabilities and stockholders' equity                         $ 11,720,369      $  7,297,137
                                                                   ============      ============

See notes to the condensed financial statements

Note: The balance sheet at November 30, 1999 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         For the Three Months Ended
                                                       Feb. 29, 2000      Feb. 28, 1999
                                                       -------------      -------------
Revenues:
  Telecommunications services                            $ 1,750,843      $   362,663
  Specialty retail products                                  475,390          352,247
                                                         -----------      -----------
           Total revenues                                  2,226,233          714,910

Costs and expenses:
   Costs of telecommunication services                     1,212,956          322,551
   Costs of specialty retail product sales                   271,500          203,772
   Selling and general and administrative                  1,264,358          371,807
   Depreciation and amortization                             105,365           88,427
   Equity in loss of investee                                 77,321          424,701
                                                         -----------      -----------
            Total costs and expenses                       2,931,500        1,411,258
                                                         -----------      -----------

Loss from operations                                        (705,267)        (696,348)
                                                         -----------      -----------

Other (income) expense:
Interest expense                                              19,163              680
Interest income                                               (8,251)             (33)
Miscellaneous income, net                                    (67,279)              --
                                                         -----------      -----------
                                                             (56,367)             647
                                                         -----------      -----------
Loss from continuing operations                             (648,900)        (696,995)
                                                         -----------      -----------

Loss from discontinued operations                                 --         (820,978)
                                                         -----------      -----------

Net loss                                                 ($  648,900)     ($1,517,973)
                                                         ===========      ===========

Basic and diluted loss per share
Continuing operations                                    ($     0.06)     ($     0.11)
Discontinued operations                                           --      ($     0.12)
                                                         -----------      -----------
Net loss
                                                         ($     0.06)     ($     0.23)
                                                         ===========      ===========
Weighted average number of common shares outstanding      11,739,156        6,537,492
                                                         ===========      ===========


See notes to the condensed consolidated financial statements.

                        eLEC Communications Corp. and Subsidiaries
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)


                                                              For the Three Months Ended
                                                           Feb. 29, 2000      Feb. 28, 1999
                                                           -------------      -------------

Net loss                                                   ($  648,900)     ($1,517,973)
Adjustments to reconcile net loss
 to net cash used in operating activities:
     Depreciation and amortization                             105,365           88,427
     Provision for losses in accounts receivable               100,000           33,323
     Loss in equity of investee                                 77,321          424,701
       Changes in operating assets and liabilities:
      Accounts receivable                                     (997,890)         519,198
      Inventory                                                324,471         (204,266)
      Prepaid expenses                                         (80,437)         (40,071)
      Other current assets                                     (66,257)          49,443
      Other assets                                             (27,863)          19,943
      Accounts payable and accrued expenses                    454,039          425,660
                                                           -----------      -----------
Net cash used in operating activities:                        (760,151)        (201,615)
                                                           -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                         (164,112)         (32,578)
   Acquisition of Telecarrier Services Inc.                     (7,718)              --
   Proceeds from agreement to sell subsidiary                   14,554               --
                                                           -----------      -----------
Net cash used in investing activities                         (157,276)         (32,578)
                                                           -----------      -----------

Cash flows from financing activities:
   Increase in loans payable to financial institutions
     and related parties                                       187,445                6
   Proceed from issuance of preferred stock                         --          196,000
   Proceeds from exercise of warrants                          929,375               --
   Proceeds from private placement of common stock           1,379,500               --
   Proceeds from exercise of stock options                     214,250            4,125
                                                           -----------      -----------
Net cash provided by financing activities                    2,710,570          200,131
                                                           -----------      -----------

Effect of exchange rate changes on cash                         40,011             (128)
                                                           -----------      -----------

Increase (decrease) in cash and cash equivalents             1,833,154          (34,190)
Cash and cash equivalents at beginning of period               591,299          352,489
                                                           -----------      -----------
Cash and cash equivalents at the end of period             $ 2,424,453      $   318,299
                                                           ===========      ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest
       Continuing operations                               $    27,200      $       680
                                                           -----------      -----------
       Discontinued operations                                      --      $    80,369
                                                           -----------      -----------
     Income taxes                                                   --               --

See Part II, Item 2., Changes in Securities, for non-cash financing activities during the three-month period ending February 29, 2000.

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

For the three-month periods ending February 29, 2000 and February 28, 1999, there were no significant non-owner sources of income or expense. Accordingly, a separate statement of comprehensive income has not been presented herein.

Note 2-Financing Arrangements
-----------------------------

On March 3, 1999, our subsidiary, Essex Communications, Inc. ("Essex"), entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. In December 1999, Essex increased the amount of eligible receivables it can sell to RFC to $1,000,000. The Receivables Sales Agreement does not transfer the risk of loss to RFC, and has been treated by us as a financing for financial statement purposes. As of February 29, 2000, Essex was indebted to RFC for the principal amount of approximately $452,000. Essex borrows from RFC at approximately five percentage points above the prime rate, which was 8.75% per annum at February 29, 2000.

The Company's subsidiary, Telecarrier Services Inc. ("Telecarrier"), has a $150,000 line of credit with a bank. Amounts drawn on the line of credit bear interest at the rate of 9.75% per annum. The line is payable on demand subject to sixty (60) days written notice. At February 29, 2000, the entire line was utilized.

The Company's Canadian subsidiary, Sirco International (Canada) Ltd., has a real property mortgage with its bank, National Bank of Canada. The mortgage is payable in monthly installments of approximately $3,300, including interest at 10.25% per annum, with a balloon payment of approximately $300,000 due in June 2000. At February 29, 2000, the mortgage was approximately $307,000.

Note 3-Investment in Subsidiary
-------------------------------

On January 20, 2000, the Company acquired all the outstanding common stock of Telecarrier in exchange for 500,000 shares of the Company's common stock and a cash payment of $44,200 in a transaction valued at approximately $1,669,000. Additionally, the Company issued 32,000 shares of the Company's common stock to retire certain indebtedness of Telecarrier. The purchase agreement provides for additional shares of the Company's common stock to be issued if certain performance objectives are achieved. Telecarrier is a full service telecommunications provider for small and mid-sized companies. The acquisition has been accounted for as a purchase.

Note 4-Discontinued Operations
------------------------------

In August 1999, the Company sold certain assets and assigned certain licenses of its former domestic luggage division to Interbrand L.L.C., a non-related accessory company, and subsequently discontinued operations of its wholesale luggage segment.

The operating results of the former wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations for all periods presented, including the prior period financial statements in which the Company has restated the operating results of its former wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by the former wholesale luggage segment is included as operating expenses of such discontinued segment. Operating results of the discontinued operation for the three-month periods ending February 29, 2000 and February 28, 1999 are as follows:

                                                       Three Months Ended
                                          February 29, 2000       February 28, 1999
                                          -----------------       -----------------
Net sales                                      $    --               $1,772,000
Cost of sales                                       --                1,542,000
Operating expenses                                  --                1,082,000
Other income                                        --                  (31,000)
                                               -------               ----------
Loss from discontinued operations              $    --               ($ 821,000)
                                               -------               ----------

Item 2.  Management's Analysis and Discussion of Financial Condition and Result
-------------------------------------------------------------------------------
         of Operations
----------------------

The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect management's current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting the Company's operations, markets, growth, services, products and other factors discussed in the Company's other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue the Company's business plan; (2) the Company's ability to maintain, attract and integrate internal management, technical information and management information systems; (3) the time and expense to construct the Company's planned network operating center and digital subscriber line network;
(4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) the Company's ability to market its services to current and new customers and to generate customer demand for its products and services in the geographical areas in which the Company can operate; (6) the Company's success in gaining regulatory approval to access new markets; (7) the Company's ability to negotiate and maintain suitable interconnection agreements with incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and
(11) general economic conditions. All written and oral forward-looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Three Months Ended February 29, 2000 vs. February 28, 1999
----------------------------------------------------------

Continuing operations

Net revenues for the three months ended February 29, 2000 increased by approximately $1,511,000, or approximately 211%, to approximately $2,226,000 as compared to approximately $715,000 reported for the three months ended February 28, 1999.

Net revenues of the Company's telecommunications division increased by approximately $1,388,000, or approximately 382%, to approximately $1,751,000 for the three-month period ending February 29, 2000 from approximately $363,000 reported in the three-month period ending February 28, 1999. The increase was attributable to the rapid growth in the number of installed access lines provisioned by the Company. The Company is certified to resell local telephone services and value-added products in the states of Connecticut, Florida, Massachusetts, New Jersey, New York, Rhode Island and Virginia, and is seeking certification in an additional 23 states. The Company also provides dial-up, dedicated and high-speed Digital Subscriber Line ("DSL") Internet access, Web design, hosting and E-commerce development to small and medium-sized businesses.

Net revenues of the Company's specialty retail sales division, consisting of the operations of Airline Ventures, Inc. ("AVI"), increased for the three-month period ending February 29, 2000 by approximately $123,000, or approximately 35%, to approximately $475,000 from approximately $352,000 reported in the three-month period ending February 28, 1999. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce site, www.avishop.com, and on a Web site, www.tagintl.com.

The Company's gross profit for the three-month period ending February 29, 2000 increased by approximately $553,000 to approximately $742,000 from approximately $189,000 reported in the three-month period ending February 28, 1999, and the gross profit percentage increased to 33.3% from 26.4% reported in the prior fiscal period. The increase in gross profit percentage is primarily attributable to Company's ability to utilize the unbundled network elements platform ("UNE-P") for customers in New York and Massachusetts. Approximately 70% of the customers were on the UNE-P service offering as of February 29, 2000, as compared to no customers at February 28, 1999. The Federal Communications
Commission has mandated this service offering in all 50 states. The Company anticipates that the nationwide usage of UNE-P will enable it to expand into new geographical territories and maintain gross margins of over 30%. Management expects the gross margin of its specialty retail segment to continue at its current level of over 40%.

Selling, and general and administrative expenses increased by approximately $892,000, or approximately 240%, to approximately $1,264,000 for the three-month period ending February 29, 2000 from approximately $372,000 reported in prior fiscal period. A major portion of this increase was attributable to the labor and facility expenses incurred by the Company's telecommunications division. This increase in expense is directly related to the significant increase in telecommunications revenues in the three-month period ending February 29, 2000 as compared to the prior fiscal period in 1999.

At February 29, 2000, the Company owned approximately 27% of the capital stock of RiderPoint, Inc. ("RiderPoint"). RiderPoint specializes in the development of comparative rating insurance software and sells motorcycle insurance through a wholly-owned subsidiary. As the Company's investment in RiderPoint is accounted for under the equity of accounting, the Company is required to include its portion of RiderPoint's net loss in the Company's results of operations. For the three-month period ending February 29, 2000, the Company has recorded a loss of approximately $77,000 relating to its investment in RiderPoint. The Company had no investment in RiderPoint in the prior fiscal period. At February 28, 1999, the Company was the largest shareholder of Access One Communications Inc.

("Access One"), owning approximately 30.6% of Access One's capital stock. As the Company's investment in Access One was accounted for under the equity method of accounting, the Company was required to include its portion of Access One's net loss in the Company's results of operations. For the three-month period ending February 28, 1999, the Company recorded a loss of approximately $425,000 relating to its investment in Access One. The Company recorded losses in fiscal 1999 equal to its investment in Access One. As a result, the Company's investment in Access One has been reduced to zero.

Interest expense for the three-month period ending February 29, 2000 increased by approximately $18,000 from the amount reported in the three-month period ending February 28, 1999 primarily due to increased average borrowings.

Miscellaneous income for the three-month period ending February 29, 2000 of $67,000 resulted primarily from the sale of Access One shares.

Discontinued operations

In August 1999, the Company sold certain assets and assigned certain licenses of its former domestic luggage division to Interbrand L.L.C., a non-related accessory company, and subsequently discontinued operations of its wholesale luggage segment.

The operating results of the former wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations for all periods presented, including the prior period financial statements in which the Company has restated the operating results of its former wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by the former wholesale luggage segment is included as operating expenses of such discontinued segment. The Company reported no results from discontinued operations for the three-month period ending February 29, 2000 as compared to a loss of approximately $821,000 for the three-month period ending February 28, 1999.

Liquidity and Capital Resources
-------------------------------

At February 29, 2000, the Company had cash and cash equivalents available of approximately $2,424,000, and working capital of approximately $2,076,000 as compared to cash and cash equivalents available of approximately of $318,000, and working capital of approximately $321,000 in the prior fiscal period.

Net cash used in operating activities (including discontinued operations in the first fiscal period of 1999) aggregated approximately $760,000 and $202,000 in fiscal quarters ended February 29, 2000 and February 28, 1999, respectively. The increase in net cash used in operating activities of approximately $558,000 is primarily the result of an increase of approximately $998,000 in accounts receivable, due to the significant increase in revenues recorded by the Company's telecommunications division, as compared to the comparable quarterly period in 1999, for which accounts receivable was a source of cash of approximately $519,000. This impact of this change in accounts receivable was partially offset by the decrease in the net loss in the first fiscal quarter of fiscal 2000 as compared to the prior year period. On March 3, 1999, the Company's subsidiary, Essex Communications, Inc. ("Essex"), entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. In December 1999, Essex increased the amount of eligible receivables it can sell to RFC to $1,000,000. The Receivables Sales Agreement does not transfer the risk of loss to RFC, and has been treated by the Company as a financing for financial statement purposes. As of February 29, 2000, Essex was indebted to RFC for the principal amount of approximately $452,000. Essex borrows from RFC at approximately five percentage points above the prime rate, which was 8.75% per annum at February 29, 2000.

Net cash used in investing activities aggregated approximately $157,000 and $33,000 in fiscal quarters ended February 29, 2000 and February 28, 1999, respectively. Cash from investing activities was used in the first fiscal quarter of 2000 for the purchase of fixed assets and the acquisition of Telecarrier. The source of cash provided from investing activities in the first fiscal quarter 2000 was the proceeds from the 1992 sale of a subsidiary. Cash from investing activities was used in the first fiscal quarter of 1999 for the purchase of fixed assets.

Net cash provided by financing activities aggregated approximately $2,711,000 and $200,000 in fiscal quarters ended February 29, 2000 and February 28, 1999, respectively. In the first quarter of fiscal 2000, net cash provided by financing activities resulted primarily from the proceeds of borrowings from financial institutions of approximately $188,000; the proceeds from the exercise of warrants of approximately $929,000; the proceeds from a private placement of common stock of approximately $1,380,000; and the proceeds of the exercise of stock options of approximately $214,000. In the first quarter of fiscal 1999, net cash provided by financing activities resulted from the proceeds of the issuance of preferred stock of approximately $196,000 and the proceeds from the exercise of stock options of approximately $4,000.

The Company's subsidiary, Telecarrier, has a $150,000 line of credit with a bank. Amounts drawn on the line of credit bear interest at the rate of 9.75% per annum. The line is payable on demand subject to sixty (60) days written notice. At February 29, 2000, the entire line was utilized.

The Company's Canadian subsidiary, Sirco International (Canada) Ltd., has a real property mortgage with its bank, National Bank of Canada. The mortgage is payable in monthly installments of approximately $3,300, including interest at 10.25% per annum, with a balloon payment of approximately $300,000 in June 2000. At February 29, 2000, the mortgage was approximately $307,000.

For the quarter ended February 29, 2000, the Company incurred approximately $164,000 in capital expenditures. The Company plans to make an additional
$300,000 in capital expenditures in fiscal 2000 in conjunction with the establishment of a network operations center in Norwalk, Connecticut and with the planned expansion to become a nationwide Competitive Local Exchange Carrier ("CLEC"). The Company anticipates financing these expenditures through equipment leases and by using its existing working capital.

As of February 29, 2000, the Company owned approximately 18% of Access One. On March 24, 2000, Talk.com Inc., a Delaware corporation ("Talk"), Aladdin Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Talk ("Merger Sub"), and Access One, entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides, among other things, for the merger

(the "Merger") of Merger Sub with and into Access One. Upon consummation of the Merger, Access One will become a wholly owned subsidiary of Talk. Under the terms of the Merger Agreement, Access One stockholders will receive 0.571428 shares of Talk's common stock in exchange for each share of Access One common stock held by such stockholders at the effective time of the Merger. It is expected that, as a result of the Merger, shareholders of Access One will receive an aggregate of approximately 14.3 million shares of Talk's common stock, of which the Company will receive approximately 2.5 million shares. The transaction has been approved by the Boards of Directors of each of Talk and Access One, but is contingent upon, among other things, approvals of both Talk's and Access One's stockholders, certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain telecommunications regulatory approvals), and other customary conditions. Under a Voting Agreement entered into on March 24, 2000, the holders of approximately 67.8% of Access One's outstanding common stock have agreed to vote in favor of the Merger. In connection with the Merger, Access One has also entered into a five-year agreement to provide certain telecommunications services to Talk and its subsidiaries. Access One has the right to terminate that agreement if the merger with Talk.com is not consummated. Access One shareholders anticipate receiving Talk common stock that has been registered for resale, subject to an agreement to not sell the stock until three months after the registration statement is declared effective, or until October 31, 2000, whichever occurs sooner.

Management believes that the specialty retail sales division's working capital and cash flow from operations will be sufficient to meet the cash and capital requirements for the Company's specialty retail sales division for the next twelve months. This division operated profitably in the first quarter and anticipates being able to continue its current rate of growth for the next several quarters. Management anticipates that the Company has sufficient capital on hand to meet the operating needs of its telecommunications division over the next 12 months. In addition to the cash on hand and the shares of Talk that the Company may receive in conjunction with the Merger between Talk and Access One, the Company has sent redemption notices requiring the exercise of warrants to purchase approximately 622,000 shares of eLEC common stock from the Company at a price of $4.00 per share.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

Item 2.        Changes in Securities
-------        ---------------------

               On January 19, 2000, the Company issued to the former member of WebQuill Internet Services LLC ("WebQuill") 150,000 shares of common stock of the Company in conjunction with the satisfaction of certain performance criteria established in connection with the acquisition of WebQuill. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

               On January 20, 2000, the Company issued to the former shareholders of Telecarrier Services Inc. 500,000 shares of common stock of the Company in conjunction with the purchase of Telecarrier. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

               On January 20, 2000, the Company issued 32,000 shares of common stock of the Company in conjunction with the retirement of certain indebtedness of Telecarrier. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended

               On February 3 and February 29, 2000, the Company issued an aggregate of 391,750 shares of common stock of the Company in conjunction with the exercise of warrants. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

               On December 28, 1999 and February 29, 2000, the Company issued an aggregate of 602,000 shares of common stock of the Company in conjunction with a private placement of stock. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

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

                                                      eLEC Communications Corp.



        April 13, 2000                           By: /s/ Paul H. Riss
--------------------------------------------         ----------------------
Date                                                 Paul H. Riss
                                                     Chief Executive Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                                  EXHIBIT INDEX

No.                                Description                       Page No.
---                                -----------                       --------

27                           Financial Data Schedule.                   16