Form 10-Q
period 2000-05-31
ELEC COMMUNICATIONS CORP
filed 2000-07-17
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2000.


                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               -------------            -------------

                          Commission file number 0-4465
                                                 ------

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New York                                              13-2511270
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
  of Incorporation or Organization)                          Identification No.)


509 Westport Avenue, Norwalk, Connecticut                       06851
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code           203-750-1000
                                                             ------------

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

           Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,600,249 shares of common stock, par value $.10 per share, as of July 1, 2000.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                    May 31, 2000        Nov. 30, 1999
                                                                    ------------        -------------
                                                                     (Unaudited)          (See note)
Assets
Current assets:
  Cash and cash equivalents                                         $    809,286       $    591,299
   Accounts receivable                                                 2,648,753          1,245,078
   Inventory                                                             541,123            876,460
   Prepaid expenses                                                       90,584             52,636
   Other current assets                                                   49,007            177,680
   Land and building held for sale                                       585,614            596,304
                                                                    ------------       ------------
Total current assets                                                   4,724,367          3,539,457
                                                                    ------------       ------------

Property and equipment at cost                                           878,731            322,734
Less accumulated depreciation                                            190,740            111,036
                                                                    ------------       ------------
Net property and equipment                                               687,991            211,698
                                                                    ------------       ------------

Other assets                                                             265,241             97,108
Investment in and advances to subsidiary                                 395,467            424,575
Investments under the equity method                                      998,125                 --
Investments under cost method                                            194,929          1,469,929
Goodwill                                                               3,271,160          1,554,370
                                                                    ------------       ------------
                                                                       5,124,922          3,545,982
                                                                    ------------       ------------
Total assets                                                        $ 10,537,280       $  7,297,137
                                                                    ============       ============

Liabilities and stockholders' equity Current liabilities:
  Loans payable to financial institutions and current
   maturities of long-term debt                                     $    450,549       $    523,695
  Due to related parties                                                      --             34,725
  Accounts payable                                                     1,746,835          1,302,714
  Accrued expenses and taxes                                           1,666,636          1,779,704
                                                                    ------------       ------------
Total current liabilities                                              3,864,020          3,640,838
                                                                    ------------       ------------

Long-term debt, less current maturities                                   25,068            197,772
                                                                    ------------       ------------

Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 116 issued in 2000 and 196 issued in 1999                12                 20
  Common stock $.10 par value, 50,000,000 shares authorized,
    13,590,636 issued (2000), 11,287,164 issued (1999)                 1,359,064          1,128,715
  Capital in excess of par value                                      23,900,867         18,808,397
  Retained earnings (deficit)                                        (18,380,971)       (16,370,088)
  Treasury stock at cost                                                 (27,500)           (27,500)
  Treasury stock held by equity investee                                (113,906)                --
  Accumulated other comprehensive income (loss),
     accumulated foreign currency translation adjustment                 (89,374)           (81,017)
                                                                    ------------       ------------
    Total stockholders' equity                                         6,648,192          3,458,527
                                                                    ------------       ------------
Total liabilities and stockholders' equity                          $ 10,537,280       $  7,297,137
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
                                   (Unaudited)

                                                          For the Six Months Ended            For the Three Months Ended
                                                       May 31, 2000      May 31, 1999      May 31, 2000     May 31, 1999
                                                       -------------    -------------      -------------   -------------
Revenues                                               $  5,382,628       $ 1,667,290       $  3,156,395       $   952,380
Cost of revenues                                          3,760,693         1,131,808          2,276,237           605,485
                                                       ------------       -----------       ------------       -----------
Gross profit                                              1,621,935           535.482            880,158           346,895
                                                       ------------       -----------       ------------       -----------

Costs and expenses:
   Selling and general and administrative                 3,235,968           910,190          1,971,610           538,383
   Depreciation and amortization                            300,268           149,999            194,903            61,572
   Equity in loss of investee                               162,969         1,044,350             85,648           619,649
                                                       ------------       -----------       ------------       -----------
            Total costs and expenses                      3,699,205         2,104,539          2,252,161         1,219,604
                                                       ------------       -----------       ------------       -----------

Loss from operations                                     (2,077,270)       (1,569,057)        (1,372,003)         (872,709)
                                                       ------------       -----------       ------------       -----------
Other (income) expense:
Interest expense                                             26,874             3,082              7,711             2,402
Interest income                                             (25,982)           (3,492)           (17,731)           (3,459)
Miscellaneous income, net                                   (67,279)               --                 --                --
                                                       ------------       -----------       ------------       -----------
                                                            (66,387)             (410)           (10,020)           (1,057)
                                                       ------------       -----------       ------------       -----------
Loss from continuing operations                          (2,010,883)       (1,568,647)        (1,361,983)         (871,652)
                                                       ------------       -----------       ------------       -----------

Loss from discontinued operations                                --        (1,645,420)                --          (824,442)
                                                       ------------       -----------       ------------       -----------

Net loss                                               ($ 2,010,883)      ($3,214,067)      ($ 1,361,983)      ($1,696,094)
                                                       ============       ===========       ============       ===========

Basic and diluted loss per share
Continuing operations                                  ($      0.16)      ($     0.20)      ($      0.10)      ($     0.09)
Discontinued operations                                          --             (0.20)             (0.09)            (0.09)
Net loss                                               ($      0.16)      ($     0.40)      ($      0.10)      ($     0.18)
                                                       ============       ===========       ============       ===========
Weighted average number of common shares
outstanding                                              12,582,006         7,998,835         13,426,574         9,428,410
                                                       ============       ===========       ============       ===========

See notes to the condensed consolidated financial statements


                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                       May 31, 2000        May 31, 1999
                                                                      -------------       -------------
Net loss                                                               ($2,010,883)      ($3,214,067)
Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation and amortization                                          300,268           149,999
    Provision for losses in accounts receivable                            169,663            70,916
    Loss on disposal of fixed assets                                            --           167,547
     Equity in loss of investee                                            162,969         1,044,350
     Changes in operating assets and liabilities:
     Accounts receivable                                                (1,573,338)          180,326
     Inventory                                                             335,337           568,324
     Prepaid expenses                                                      (37,948)          (81,842)
     Other current assets                                                  139,363            13,093
     Other assets                                                         (168,133)           99,204
     Accounts payable and accrued expenses                                 331,053           393,586
                                                                       -----------       -----------
Net cash used in operating activities:                                  (2,351,649)         (608,564)
                                                                       -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                     (555,997)          (53,087)
   Proceeds from the sale of property and equipment                             --             6,000
   Acquisition of Telecarrier Services Inc.                                 (7,718)
   Proceeds from agreement to sell subsidiary                               29,108                --
                                                                       -----------       -----------
Net cash used in investing activities                                     (534,607)          (47,087)
                                                                       -----------       -----------

Cash flows from financing activities:
   (Decrease) increase in loans payable to financial institutions
     and related parties                                                  (280,575)          114,172
   Proceed from issuance of preferred stock                                     --           196,000
   Proceeds from exercise of warrants                                    1,751,609                --
   Proceeds from private placement of common stock                       1,379,500           364,100
   Proceeds from exercise of stock options                                 225,750            32,625
                                                                       -----------       -----------
Net cash provided by financing activities                                3,076,284           706,897
                                                                       -----------       -----------

Effect of exchange rate changes on cash                                     27,959           (27,981)
                                                                       -----------       -----------

Increase in cash and cash equivalents                                      217,987            23,265
Cash and cash equivalents at beginning of period                           591,299           352,489
                                                                       -----------       -----------
Cash and cash equivalents at the end of period                         $   809,286       $   375,754
                                                                       ===========       ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest
       Continuing operations                                           $    41,889       $     3,082
                                                                       -----------       -----------
       Discontinued operations                                                  --       $   156,548
                                                                                         -----------
     Income taxes                                                               --                --


SeePart II, Item 2., Changes in Securities, for non-cash financing activities during the six-month period ending May 31, 2000.

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 1999.

  For the six-month period ending May 31, 2000, there were no significant non-owner sources of income or expense. Accordingly, a separate statement of comprehensive income has not been presented herein.


Note 2-Financing Arrangements
-----------------------------

On March 3, 1999, our subsidiary, Essex Communications, Inc. ("Essex"), entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. In December 1999, Essex increased the amount of eligible receivables it can sell to RFC to $1,000,000. The Receivables Sales Agreement does not transfer the risk of loss to RFC, and has been treated by us as a financing for financial statement purposes. As of May 31, 2000, Essex had no borrowings under the Agreement.

Our subsidiary, Telecarrier Services Inc. ("Telecarrier"), has a $150,000 line of credit with a bank. Amounts drawn on the line of credit bear interest at the rate of 9.75% per annum. The line is payable on demand subject to sixty (60) days written notice. At May 31, 2000, the entire line was utilized.

Our Canadian subsidiary, Sirco International (Canada) Ltd., has a real property mortgage with its bank, National Bank of Canada. The mortgage was payable in monthly installments of approximately $3,300, including interest at 10.25% per annum, with a balloon payment of approximately $295,000 due in July 2000. We have informed the National Bank of Canada of our intention to sell this property and the bank has agreed to continue the mortgage until the property is sold. We are actively pursuing potential buyers for this property and intend to sell the property upon receiving an acceptable offer. At May 31, 2000, the mortgage was approximately $295,000.

Note 3-Investment in Subsidiary
-------------------------------

In March 2000, we formed a wholly owned subsidiary, TelcoSoftware.com Corp. ("Telco"). On April 4, 2000, Telco purchased all of the assets and business operations of Telecom Software Solutions, Inc., a telecommunications billing and software licensing entity, in exchange for 100,000 shares of our common stock and a cash payment upon the completion of certain events.

Note 4-Discontinued Operations
------------------------------

On August 11, 1999, we sold certain assets and assigned certain licenses of our former domestic luggage division to Interbrand L.L.C., a non-related accessory company, and subsequently discontinued operations of our wholesale luggage segment.

The operating results of our former wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations for all periods presented, including the prior period financial statements in which we have restated the operating results of our former wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by our former wholesale luggage segment is included as operating expenses of such discontinued segment. Operating results of the discontinued operation for the three and six-month periods ending May 31, 2000 and May 31, 1999 are as follows:

                                            For the Six Months Ended             For the Three Months Ended
                                           May 31, 2000     May 31, 1999       May 31, 2000       May 31, 1999
                                          -------------    -------------       -------------     -------------

Revenues                               $             --      $ 3,906,866       $          --      $ 2,134,416
Cost of revenues                                     --        3,479,048                  --        1,936,363
Operating expenses                                   --        1,971,443                  --          889,917
Other expense                                        --          101,795                  --          132,578
                                       ----------------      -----------       -------------      -----------
Loss from discontinued operations                    --      ($1,645,420)                 --      ($  824,442)
                                       ================      ===========       =============      ===========

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The statements contained in this Report that are not historical facts are "forward-looking statements" that can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, markets, growth, services, products and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan; (2) our ability to maintain, attract and integrate internal management, technical information and management information systems; (3) the time and expense to construct our planned network operating center and digital subscriber line network; (4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) our ability to market our services to current and new customers and to generate customer demand for our products and services in the geographical areas in which we can operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and (11) general economic conditions. All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Overview
--------
eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, calling cards, paging, Internet access, dedicated access, Web site design, Web site hosting, Internet-based yellow-pages directory listings and other enhanced and value-added telecommunications services tailored to meet the needs of our customers and the growing marketplace demand from small- and medium-sized businesses for reliability and speed.

The nature of our telecommunications business is rapidly evolving and has a limited operating history. It has rapidly grown and is now substantially larger in revenues than a specialty retail business we also own, which sells products over the Internet and in three retail stores. As a result, we believe period-to-period comparisons of our revenues and operating results, including our network operations and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We also believe our historical growth rates are not indicative of future growth rates.

We primarily utilize the Unbundled Network Elements Platform ("UNE-P") to provide local telephone service to our customers. The UNE-P service offering allows us to lease, on an as-needed basis, multiple unbundled network elements and combine them into our own full service platform. The major categories of network elements include loops, local circuit-switching facilities, operations support systems, network interface devices, transport between central offices, and signaling and call-related databases. We have chosen this platform to grow our customer base because it allows us to rapidly enter new markets with minimal capital expenditures. For example, we can build a customer base without deploying either a local switch or last-mile infrastructure. Instead of buying and maintaining our own equipment in the field, we utilize the reliable equipment owned by the Regional Bell Operating Companies and focus our resources on building a customer base.

We are in the process of applying for certification in 48 states to operate as a facilities-based CLEC so that we can operate under the UNE-P service offering in the entire continental United States. We are also building a network operations center in Norwalk, Connecticut to provide us with surveillance and deployment capabilities for high-speed Internet access via Digital Subscriber Lines ("DSL"). We plan to build our own packet-switched data network, taking into consideration our existing voice customer base, and utilizing the packet-switched technology to route local and long distance voice traffic over the Internet.

Building and expanding our business has required and will continue to require us to make significant expenditures in excess of the amounts of cash that our business is generating. As part of our "smart build" network strategy, we defer the purchase of equipment in the field and focus first on building our customer base. We believe our strategy of leasing the circuit-switched networks and building our own packet-switched network, will help our operations to generate positive cash flow much sooner than the strategy used by other CLECs of building a circuit-switched network before a customer base has been established.

We have experienced operating losses and generated negative cash flow since we began operating as a CLEC and we expect to continue to generate negative cash flow for a period of time while we continue to expand our network and develop product offerings and our customer base. We cannot assure you that our revenue or customer base will increase or that we will be able to achieve or sustain positive cash flow.

Three and Six Months Ended May 31, 2000 vs. May 31, 1999
--------------------------------------------------------

Continuing operations

Our net revenues for the three and six-month periods ended May 31, 2000 increased by approximately $2,204,000 and $3,715,000, respectively, or approximately 231% and 223%, respectively, to approximately $3,156,000 and $5,383,000, respectively, as compared to approximately $952,000 and $1,667,000, respectively, reported for the same periods in fiscal 1999.

Net revenues of our telecommunications division increased by approximately $2,218,000 and $3,606,000, respectively, or approximately 508% and 451%, respectively, to approximately $2,655,000 and $4,405,000, respectively, for the three and six-month periods ending May 31, 2000 from approximately $437,000 and $799,000, respectively, reported for the same periods in fiscal 1999. The increase was attributable to the rapid growth in the number of installed access lines that we provisioned during the twelve months ended May 31, 2000 from approximately 2,100 installed access lines as of May 31, 1999 to approximately 24,500 installed access lines as of May 31, 2000.

Net revenues of our specialty retail division, consisting of the operations of Airline Ventures, Inc. ("AVI"), decreased by approximately $14,000 and increased by approximately $109,000, respectively, for the three and six-month periods ending May 31, 2000 to approximately $502,000 and $977,000, respectively, from approximately $516,000 and $868,000, respectively, reported in the same fiscal periods in 1999. AVI operates three retail stores in Texas for professional airline flight-crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce site, www.avishop.com.
                                                        ---------------
Our gross profit for the three and six-month periods ending May 31, 2000 increased by approximately $533,000 and $1,087,000, respectively, to approximately $880,000 and $1,622,000, respectively, from approximately $347,000 and $535,000, respectively, reported in the same fiscal periods in 1999, and the gross profit percentage decreased to 27.9% from 36.4% and to 30.1% from 32.1% for the three and six months ended May 31, 2000 as compared to the prior fiscal period. The decrease in gross profit percentage is attributable to the significant increase in telecommunications revenue during the fiscal 2000 periods. Although gross margins for the telecommunications division have increased in the fiscal 2000 periods, they remain lower than the gross margins of the specialty retail division. The telecommunications division recorded gross margins of approximately 25.2% and 27.4% for the three and six month periods ending May 31, 2000, as compared to gross margins of approximately 24.8% and 18.5% for the three and six month periods ending May 31, 1999. We anticipate that the gross margins in our telecommunications division will decrease in the third quarter until we are able to switch more of our customer base to the UNE-P service offering. Approximately 65% of our customers were on the UNE-P service offering as of May 31, 2000. Our specialty retail division has recorded gross margins of between 42% and 46% for the three and six month periods ending May 31, 2000 and 1999. We expect the gross margin of our specialty retail segment to continue at its current level of over 40%.

Selling, general and administrative expenses increased by approximately $1,433,000 and $2,326,000, respectively, to approximately $1,972,000 and $3,236,000, respectively, for the three and six months ending May 31, 2000 from approximately $538,000 and $910,000, respectively, reported in prior fiscal period. A major portion of this increase was attributable to the costs of our expanded marketing efforts and to the labor and facility expenses incurred by our telecommunications division. This increase in operating expenses is directly related to the significant increase in telecommunications revenues in the three and six months ending May 31, 2000 as compared to the prior fiscal period in 1999.

At May 31, 2000, we owned approximately 27% of the capital stock of RiderPoint, Inc. ("RiderPoint"). RiderPoint specializes in the development of comparative rating insurance software and sells motorcycle insurance through its wholly owned subsidiary. As our investment in RiderPoint is accounted for under the equity of accounting, we are required to include a portion of RiderPoint's net loss in our results of operations. For the three and six months ending May 31,

2000, we have recorded a loss of approximately $86,000 and $163,000, respectively, relating to our investment in RiderPoint. As of May 31, 1999, we owned 19% of RiderPoint, which was accounted for under the cost method of accounting.

At May 31, 1999, we were the largest shareholder of Access One Communications Inc. ("Access One"), owning approximately 30.6% of Access One' capital stock. As our investment in Access One was accounted for under the equity method of accounting, we were required to include a portion of Access One's net loss in our results of operations. For the three and six months ending May 31, 1999, we recorded losses of approximately $620,000 and $1,044,000, respectively, relating to our investment in Access One. As of November 30, 1999, our investment in Access One was recorded at zero. Consequently, we no longer recognize our share of any operating losses generated by Access One.

Interest expense for the three and six-month periods ending May 31, 2000 increased by approximately $5,000 and $24,000, respectively, from the amount reported in the three and six-month periods ending May 31, 1999 primarily due to increased average borrowings.

Miscellaneous income for the six-month period ending May 31, 2000 of $67,000 resulted primarily from the sale of shares of Access One common stock.

Discontinued operations

On August 11, 1999, we sold certain assets and assigned certain licenses of our domestic luggage division to Interbrand L.L.C., a non-related accessory company, and subsequently discontinued operations of our wholesale luggage segment.

The operating results of our wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations for all periods presented, including the prior period financial statements in which we have restated the operating results of our former wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by our former wholesale luggage segment is included as operating expenses of such discontinued segment.

We reported no results from discontinued operations for the three and six-month periods ending May 31, 2000 as compared to losses of approximately $824,000 and $1,645,000, respectively, for the three and six-month periods ending May 31, 1999.

Liquidity and Capital Resources
-------------------------------
At May 31, 2000, we had cash and cash equivalents available of approximately $809,000, and working capital of approximately $860,000 as compared to cash and cash equivalents available of approximately of $376,000, and working capital of approximately $126,000 at May 31, 1999.

Net cash used in operating activities (including discontinued operations for the first half of fiscal 1999) aggregated approximately $2,352,000 and $609,000 in fiscal periods ended May 31, 2000 and 1999, respectively. The increase in net cash used in operating activities of approximately $1,754,000 was primarily the result of an increase of approximately $1,573,000 in accounts receivable, resulting from the significant increase in revenues recorded by our telecommunications division, as compared to the comparable quarterly period in 1999, for which accounts receivable was a source of cash of approximately $180,000. The impact of this change in accounts receivable was partially offset by the decrease in the net loss in the first half of fiscal 2000 as compared to the prior year period. On March 3, 1999, our subsidiary, Essex entered into a Receivable Sale Agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. In December 1999, Essex increased the amount of eligible receivables it can sell to RFC to $1,000,000. The Receivables Sales Agreement does not transfer the risk of loss to RFC, and has been treated by the Company as a financing for financial statement purposes. As of May 31, 2000, Essex had no borrowings under the Agreement.

Net cash used in investing activities aggregated approximately $535,000 and $47,000 in the six months ended May 31, 2000 and 1999, respectively. Cash used in investing activities in fiscal 2000 was for the purchase of fixed assets and the acquisition of Telecarrier. The source of cash provided from investing activities in fiscal 2000 was the proceeds from the 1992 sale of a subsidiary. Cash used in investing activities fiscal 1999 was for the purchase of fixed assets offset by the proceeds from the sale of assets.

Net cash provided by financing activities aggregated approximately $3,076,000 and $707,000 in the six months ended May 31, 2000 and 1999, respectively. For the period ended May 31, 2000, net cash provided by financing activities resulted primarily from the proceeds from the exercise of warrants of approximately $1,752,000; the net proceeds from a private placement of common stock of approximately $1,380,000; and the proceeds of the exercise of stock options of approximately $226,000. For the six-month period ended May 31, 1999, net cash provided by financing activities resulted from the net proceeds of the issuance of preferred stock of approximately $196,000; the net proceeds from a private placement of common stock of approximately $364,000 and the proceeds from the exercise of stock options of approximately $32,000.

Our subsidiary, Telecarrier, has a $150,000 line of credit with a bank. Amounts drawn on the line of credit bear interest at the rate of 9.75% per annum. The line is payable on demand subject to sixty (60) days written notice. At May 31, 2000, the entire line was utilized.

Our Canadian subsidiary, Sirco International (Canada) Ltd., has a real property mortgage with its bank, National Bank of Canada. The mortgage was payable in monthly installments of approximately $3,300, including interest at 10.25% per annum, with a balloon payment of approximately $295,000 due in July 2000. We have informed the National Bank of Canada of our intention to sell this property and the bank has agreed to extend the monthly payments on the mortgage until the property is sold. We are actively pursuing potential buyers for this property and intend to sell the property upon receipt of an acceptable offer. At May 31, 2000, the mortgage was approximately $295,000.

For the six months ended May 31, 2000, we spent approximately $556,000 in capital expenditures. We plan to make an additional $300,000 in capital expenditures in fiscal 2000 in conjunction with the establishment of a network operations center in Norwalk, Connecticut and with the planned expansion to become a nationwide CLEC. We anticipate financing these expenditures through equipment leases and by using our existing working capital.

As of May 31, 2000, we owned approximately 18% of the outstanding capital stock on a fully-diluted basis of Access One. On March 24, 2000, Talk.com Inc., a Delaware corporation ("Talk"), Aladdin Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Talk ("Merger Sub"), and Access One, entered into an Agreement and Plan of Merger (the "Merger Agreement"), which provides, among other things, for the merger (the "Merger") of Merger Sub with and into Access One. Upon consummation of the Merger, Access One will become a wholly owned subsidiary of Talk. Under the terms of the Merger Agreement, Access One stockholders will receive 0.571428 shares of Talk's common stock in exchange for each share of Access One common stock held by such stockholders at the effective time of the Merger. It is expected that, as a result of the Merger, shareholders of Access One will receive an aggregate of approximately 14.3 million shares of Talk's common stock, of which we will receive approximately 2.5 million shares. The transaction has been approved by the Boards of Directors of each of Talk and Access One, but is contingent upon, among other things, approvals of both Talk's and Access One's stockholders, certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain telecommunications regulatory approvals), and other customary conditions. Under a Voting Agreement entered into on March 24, 2000, the holders of approximately 67.8% of Access One's outstanding common stock have agreed to vote in favor of the Merger. In connection with the Merger, Access One has also entered into a five-year agreement to provide certain telecommunications services to Talk and its subsidiaries. Access One has the right to terminate that agreement if the merger with Talk is not consummated. Access One shareholders anticipate receiving Talk common stock that has been registered under the Securities Act of 1933 for resale, subject to an agreement to not sell the stock until three months after the registration statement is declared effective, or until October 31, 2000, whichever occurs sooner.

Although our operating activities may provide a source of cash in certain periods, to the extent we continue to experience rapid growth in the future, we anticipate that our operating and investing activities will use large amounts of cash in excess of the cash generated from operating activities. Consequently, future rapid growth will require us to liquidate our investment in Access One (or Talk), or obtain additional equity or debt financing that may not be available on attractive terms, or at all, or may be dilutive. If we are unable to obtain a source of funding on terms that we consider to be attractive, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business.

                            eLEC COMMUNICATIONS CORP.
                            PART II-OTHER INFORMATION

Item 2.              Changes in Securities
-------              ---------------------

                     In April 2000, we issued 100,000 shares of our common stock in conjunction with the purchase of all the assets and business of Telecom Software Solutions, Inc. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended

                     In March, April and May 2000, we issued an aggregate of 136,111, 136,111 and 25,000 shares, respectively, of our common stock in conjunction with the exercise of warrants. Such transactions were effected pursuant to Section4(2) of the Securities Act of 1933, as amended

                     In  March  2000,  a holder  of 80  shares  of our  Series A
                     Preferred Stock, par value $.10, converted such shares of preferred stock into 80,000 shares of our common stock. Such transaction was effected pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 4.               Submission of Matters to a Vote of Security Holders
-------               ---------------------------------------------------

                     The 2000 Annual Meeting of Shareholders (the "2000 Annual Meeting") was duly held on June 9, 2000. All director nominees to the Board of Directors were duly elected at the 2000 Annual Meeting. Set forth below is a brief description of each other matter voted upon at the 2000 Annual Meeting and the results of vote with respect to each matter.

                               (i) The approval and adoption of an amendment to our 1995 Stock Option Plan to increase the number of shares of Common Stock that may be issued there under from 2,400,000 shares to 3,400,000 shares. The information contained in our Proxy Statement, dated April 5, 2000 at pages 12 through 14 under the heading "Amendment to the 1995 Stock Option Plan" is incorporated by reference herein.

                                            Votes For.................7,380,592
                                            Votes Against.............  263,695
                                            Votes Abstaining.........    83,420
                                            Non-Vote..................5,895,677

                               (ii) The approval and adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares. The information contained in our Proxy Statement dated April 5, 2000 at pages 15 and 16 under the heading "Increase the Authorized Capital Stock of the Company" is incorporated by reference herein.

                                           Votes For...............11,595,341
                                           Votes Against...........   220,269
                                           Votes Abstaining........    50,300

Item 6.              Exhibits and Reports on Form 8-K
-------              --------------------------------

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

                                                      eLEC Communications Corp.



  July 14, 2000                              By:  /s/ Paul H. Riss
-------------------                               -----------------------------
Date                                              Paul H. Riss
                                                  Chief Executive Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

No.                    Description                         Page No.
---                    -----------                         --------

27                   Financial Data Schedule.                18