Form 10-Q
period 2000-08-31
ELEC COMMUNICATIONS CORP
filed 2000-10-16
CIK 90721

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2000.

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                      .
                               -----------------     ---------------------

                          Commission file number 0-4465

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            New York                                   13-2511270
--------------------------------------------------------------------------------
    (State or Other Jurisdiction                     (I.R.S. Employer
  of Incorporation or Organization)                 Identification No.)


    509 Westport Avenue, Norwalk, Connecticut                 06851
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code     203-229-2400
                                                       ------------

--------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No __ .


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,827,921 shares of
                                                            --------------------
common stock, par value $.10 per share, as of October 1, 2000.
--------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


Item 1.  Financial Statements
-----------------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      Aug. 31, 2000              Nov. 30, 1999
                                                                      -------------              -------------
                                                                       (Unaudited)                (See note)
Assets
Current assets:
  Cash and cash equivalents                                           $   1,119,010              $   591,299
  Marketable securities                                                  13,490,298                        -
  Accounts receivable                                                     3,249,225                1,245,078
   Inventory                                                                496,688                  876,460
   Prepaid expenses                                                          61,747                   52,636
   Other current assets                                                      65,181                  177,680
   Land and building held for sale                                          587,133                  596,304
                                                                      -------------              -----------
Total current assets                                                     19,069,282                3,539,457
                                                                      -------------              -----------

Property and equipment at cost                                            1,279,204                  322,734
Less accumulated depreciation                                               225,345                  111,036
                                                                      -------------              -----------
Net property and equipment                                                1,053,859                  211,698
                                                                      -------------              -----------

Other assets                                                                332,081                   97,108
Investment in and advances to subsidiary                                    380,913                  424,575
Investments under the equity method                                       1,019,896                        -
Investments under cost method                                               194,929                1,469,929
Goodwill                                                                  3,126,842                1,554,370
                                                                      -------------              -----------
                                                                          5,054,661                3,545,982
                                                                      -------------              -----------
Total assets                                                          $  25,177,802              $ 7,297,137
                                                                      =============              ===========

Liabilities and stockholders' equity
Current liabilities:
  Loans payable to financial institutions and current
   maturities of long-term debt                                       $   1,361,704              $   523,695
  Due to related parties                                                          -                   34,725
  Accounts payable                                                        1,467,834                1,302,714
  Accrued expenses and taxes                                              1,638,571                1,779,704
                                                                      -------------              -----------
Total current liabilities                                                 4,468,109                3,640,838
                                                                      -------------              -----------

Long-term debt, less current maturities                                     119,970                  197,772
                                                                      -------------              -----------

Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 116 issued in 2000 and 196 issued in 1999                   12                       20
  Common stock $.10 par value, 50,000,000 shares authorized,
    13,825,249 issued (2000), 11,287,164 issued (1999)                    1,382,525                1,128,715
  Capital in excess of par value                                         24,340,574               18,808,397
  Retained earnings (deficit)                                           (18,511,235)             (16,370,088)
  Treasury stock at cost                                                    (27,500)                 (27,500)
  Accumulated other comprehensive income                                 13,405,347                  (81,017)
                                                                      -------------              -----------
    Total stockholders' equity                                           20,589,723                3,458,527
                                                                      -------------              -----------
Total liabilities and stockholders' equity                              $25,177,802               $7,297,137
                                                                      =============              ===========

See notes to the condensed financial statements

Note: The balance sheet at November 30, 1999 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                   eLEC Communications Corp. and Subsidiaries
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                                                                   For the Nine Months Ended           For the Three Months Ended
                                                               Aug. 31, 2000       Aug. 31, 1999     Aug. 31, 2000    Aug. 31, 1999
                                                              --------------      --------------     --------------  ---------------
Revenues                                                         $9,460,940          $2,696,745        $4,078,312      $1,029,455
Cost of revenues                                                  6,678,187           1,845,654         2,917,494         713,846
                                                                -----------         -----------       -----------     -----------
Gross profit                                                      2,782,753             851,091         1,160,818         315,609
                                                                -----------         -----------       -----------     -----------
Costs and expenses:
   Selling and general and administrative                         5,619,125           1,592,304         2,383,157         685,433
   Depreciation and amortization                                    509,909             222,906           209,641          72,907
   Equity in loss of investee                                       255,104           1,463,472            92,135         419,122
                                                                -----------         -----------       -----------     -----------
            Total costs and expenses                              6,384,138           3,278,682         2,684,933       1,177,462
                                                                -----------         -----------       -----------     -----------

Loss from operations                                             (3,601,385)        (2,427,591)        (1,524,115)       (861,853)
                                                                -----------         -----------       -----------     -----------
Other (income) expense:
Interest expense                                                     59,713              11,476            32,839           8,394
Interest income                                                     (33,583)               (173)           (7,601)              -
Miscellaneous income, net                                        (1,305,013)                  -        (1,237,734)              -
                                                                -----------         -----------       -----------     -----------
                                                                 (1,278,883)             11,303        (1,212,496)          8,394
                                                                -----------         -----------       -----------     -----------
Loss from continuing operations                                  (2,322,502)         (2,438,894)         (311,619)       (870,247)
                                                                -----------         -----------       -----------     -----------
Loss from discontinued operations                                         -          (3,259,999)                -      (1,614,579)
Gain (loss) on disposal of discontinued
operations                                                          181,355            (720,230)          181,355        (720,230)
                                                                -----------         -----------       -----------     -----------
                                                                    181,355          (3,980,229)          181,355      (2,334,809)
                                                                -----------         -----------       -----------     -----------

Net loss                                                         (2,141,147)         (6,419,123)         (130,264)     (3,205,056)

Other comprehensive income, principally unrealized
gain on marketable securities                                    13,486,364                  -         13,494,721               -
                                                                -----------         -----------       -----------     -----------

Comprehensive income                                            $11,345,217         ($6,419,123)      $13,364,457     ($3,205,056)
                                                                ===========        ============       ===========     ===========

Basic and diluted income (loss) per share
Continuing operations                                                ($0.18)             ($0.28)            (0.02)         ($0.09)
Discontinued operations                                                0.01              ( 0.45)             0.01          (0.22)
                                                                -----------         -----------       -----------     -----------

Net loss                                                             ($0.17)             ($0.73)           ($0.01)        ($0.31)
                                                                ===========        ============       ===========     ===========

Weighted average number of common shares
outstanding                                                      12,919,425           8,740,979        13,590,597      10,209,134
                                                                ===========        ============       ===========     ===========

See notes to the condensed consolidated
financial statements.

                   eLEC Communications Corp. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                Aug. 31, 2000    Aug. 31, 1999
                                                                                -------------    -------------

Net cash (used in) provided by operating activities:                               ($4,362,372)      $248,169
                                                                                   -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (637,796)       (68,896)
   Proceeds from sale of marketable securities                                       1,305,013             --
   Other                                                                                35,944         30,968
                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                    703,161        (37,928)
                                                                                   -----------    -----------

Cash flows from financing activities:
   Increase (decrease) in loans payable to financial institutions
     and related parties                                                               356,060     (1,284,814)
   Proceeds from exercise of warrants                                                1,751,609             --
   Proceeds from private placement of common stock                                   1,829,500        364,100
   Proceeds from private placement of preferred stock                                       --        196,000
   Proceeds from exercise of stock options                                             238,918        291,000
                                                                                   -----------    -----------
Net cash provided by (used in) financing activities                                  4,176,087       (433,714)
                                                                                   -----------    -----------

Effect of exchange rate changes on cash                                                 10,835         54,611
                                                                                   -----------    -----------

Increase (decrease) in cash and cash equivalents                                       527,711       (168,862)
Cash and cash equivalents at beginning of period                                       591,299        352,489
                                                                                   -----------    -----------
Cash and cash equivalents at the end of period                                     $ 1,119,010    $   183,627
                                                                                   ===========    ===========

Supplemental  disclosures of cash flow  information
Cash paid during the period for:

    Interest                                                                       $    63,505    $   243,997
                                                                                   -----------    -----------


See Part II, Item 2., Changes in Securities, for non-cash financing activities during the nine-month period ending August 31, 2000.

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 1999.

Note 2-Financing Arrangements
-----------------------------

On March 3, 1999, our subsidiary, Essex Communications, Inc. ("Essex"), entered into a receivable sale agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. The agreement was amended in December 1999 to increase to $1,000,000, and again in August 2000, to increase to $2,000,000 the amount of eligible receivables Essex could sell to RFC. The agreement does not transfer the risk of loss to RFC, and has been treated by us as a financing for financial statement purposes. As of August 31, 2000, Essex had borrowings of approximately $917,000 under the Agreement.

Our subsidiary, Telecarrier Services Inc. ("Telecarrier"), has a $150,000 line of credit with a bank. Amounts drawn on the line of credit bear interest at the rate of 9.75% per annum. The line is payable on demand subject to sixty (60) days written notice. At August 31, 2000, the entire line was utilized.

Our Canadian subsidiary, Sirco International (Canada) Ltd., has a real property mortgage loan with its bank, National Bank of Canada. The mortgage loan was payable in monthly installments of approximately $3,300, including interest at 10.25% per annum, with a balloon payment of approximately $295,000 due in July 2000. We have informed the National Bank of Canada of our intention to sell this property and the bank has agreed to continue the mortgage loan under a demand note until the property is sold. We are actively pursuing potential buyers for this property and intend to sell the property upon receiving an acceptable offer. At August 31, 2000, the mortgage loan was approximately $295,000.

Note 3- Marketable Securities
-----------------------------

On August 9, 2000, pursuant to an agreement between the shareholders of Access One Communications Corp. ("Access One") and Talk.Com Inc. ("Talk"), we exchanged all of our remaining ownership interest in Access One (3,284,598 shares of Access) for 1,876,911 shares of Talk, a company whose shares are traded. As of August 31, 2000, we held 1,876,911 shares of Talk and a warrant to purchase an additional 285,714 shares. On August 31, 2000, Talk shares closed at $ 7.19 per share. In accordance with Statement of Financial Accounting Standards No. 115, we have accounted for this investment in Talk shares as available-for-sale securities, and reported such securities at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Our investment in Talk is subject to potentially significant market fluctuations. Pursuant to the agreement, sale of any of the Talk shares is restricted until October 31, 2000. Further, 187,691 of our Talk shares (10%) have been placed in escrow for a period of one year ending on August 9, 2001 to secure certain representations and warranties made by shareholders of Access One in connection with the transaction.

During the quarter ended August 31, 2000, prior to the aforementioned exchange, we sold 745,042 shares of Access. Since our investment in Access had already been reduced to zero value (accounted for on the equity method), the sale resulted in a net gain of $ 1,237,107, which is included in miscellaneous income, net. Included in the above were 99,640 shares sold on behalf of a related party for which no gain has been recorded.

Note 4-Discontinued Operations
------------------------------

On August 11, 1999, we sold certain assets and assigned certain licenses of our former domestic luggage division to Interbrand L.L.C., an unaffilated accessory company, and subsequently discontinued operations of our wholesale luggage segment.

The operating results of our former wholesale luggage segment have been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the condensed consolidated statements of operations for all periods presented, including the prior period financial statements in which we have restated the operating results of our former wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by our former wholesale luggage segment is included as operating expenses of such discontinued segment. Operating results of the discontinued operation for the three and nine-month periods ending August 31, 2000 and August 31, 1999 are as follows:

                                            For the Nine Months Ended       For the Three Months Ended
                                         Aug.31, 2000    Aug. 31, 1999     Aug. 31, 2000    Aug. 31, 1999
                                        --------------  ---------------  ---------------- ----------------

Revenues                                  $        -      $6,267,355        $        -       $2,360,489
Cost of revenues                                   -       5,618,226                 -        2,139,178
Operating expenses                                 -       3,909,128                 -        1,835,890
Loss from discontinued operations                  -      $3,259,999)                -      ($1,614,579)
                                          ----------      ----------        ----------      -----------

Note 5 - Operating Segment Information
--------------------------------------

We are organized into two operating segments, a full-service telecommunications segment and a specialty retail segment. A discussion of segment results is presented in "Item 2". Management's Analysis and Discussion of Financial Condition and Results of Operations.

Segment information is summarized as follows:

                                              For the Nine Months Ended       For the Three Months Ended
                                            Aug.31, 2000   Aug. 31, 1999     Aug. 31, 2000   Aug. 31, 1999
                                            ------------- --------------    --------------   --------------
Telecommunications
Revenues                                     $7,965,728     $1,331,310          $3,560,374      $532,105
Loss from continuing operations             ($2,413,654)   ($2,390,672)          ($373,784)    ($866,408)

Specialty retail
Revenues                                     $1,495,212     $1,365,435            $517,938      $497,350
 Income (loss) from continuing operations       $91,152       ($48,222)            $62,165       ($3,839)

Total
Revenue                                      $9,460,940     $2,696,745          $4,078,312    $1,029,455
Loss from continuing operations             ($2,322,502)   ($2,438,894)          ($311,619)    ($870,247)



Note 6 - Major Customer
-----------------------

During the nine months and three months ended August 31, 2000, we had telecommunications revenue from one customer which accounted for 19.3% and 27.2% of telecommunications revenue.

Note 7 - Income Taxes
---------------------

At November 30, 1999, we had net operating loss carryforwards for Federal income tax purposes of approximately $15,000,000 expiring in the years 2001 through 2019. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

As of August 31, 2000, we had an unrealized gain on our ownership of Talk of approximately $13,490,000. Upon the sale of the Talk stock, the net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.

Item 2. Management's  Analysis and Discussion of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

We are in the process of applying for certification in 48 states to operate as a facilities-based CLEC so that we can operate under the UNE-P service offering in the entire continental United States. We are also building a network operations center in Norwalk, Connecticut to provide us with surveillance and deployment capabilities for high-speed Internet access via Digital Subscriber Lines ("DSL"). We plan to build our own packet-switched data network, initially to be offered to our existing voice customer base, and utilizing the packet-switched technology to route local and long distance voice traffic over the Internet.

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

Three and Nine Months Ended August 31, 2000 vs. August 31, 1999
---------------------------------------------------------------

Continuing operations

Our net revenues for the three and nine-month periods ended August 31, 2000 increased by approximately $3,049,000 and $6,764,000, respectively, or approximately  296% and 251%,  respectively,  to  approximately  $4,078,000  and
$9,461,000, respectively, as compared to approximately $1,029,000 and $2,697,000, respectively, reported for the same periods in fiscal 1999.

Net revenues of our telecommunications division increased by approximately $3,028,000 and $6,635,000, respectively, or approximately 569% and 498%, respectively, to approximately $3,560,000 and $7,966,000, respectively, for the three and nine-month periods ending August 31, 2000 from approximately $532,000 and $1,331,000, respectively, reported for the same periods in fiscal 1999. The increase was attributable to the rapid growth in the number of installed access lines that we provisioned during the twelve months ended August 31, 2000 from approximately 4,200 installed access lines as of August 31, 1999 to approximately 31,000 installed access lines as of August 31, 2000.

Net revenues of our specialty retail division, consisting of the operations of Airline Ventures, Inc. ("AVI"), increased by approximately $21,000 and $130,000, respectively, for the three and nine-month periods ending August 31, 2000 to approximately $518,000 and $1,495,000, respectively, from approximately $497,000 and $1,365,000, respectively, reported in the same fiscal periods in 1999. AVI operates three retail stores in Texas for professional airline flight-crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce site, www.avishop.com.

Our gross profit for the three and nine-month periods ending August 31, 2000 increased by approximately $845,000 and $1,932,000, respectively, to approximately $1,161,000 and $2,783,000, respectively, from approximately $316,000 and $851,000, respectively, reported in the same fiscal periods in 1999, and the gross profit percentage decreased to 28.5% from 30.7% and to 29.4% from 31.6% for the three and nine months ended August 31, 2000 as compared to the prior fiscal periods. The decrease in gross profit percentage is attributable to the significant increase in telecommunications revenue during the fiscal 2000 periods. Although gross margins for the telecommunications division have increased in the fiscal 2000 periods, they remain lower than the gross margins of the specialty retail division. The telecommunications division recorded gross margins of approximately 26.1% and 26.8% for the three and nine-month periods ending August 31, 2000, as compared to gross margins of approximately 25.9% and 21.5% for the three and nine-month periods ending August 31, 1999. We anticipate that the gross margins in our telecommunications division will increase somewhat in the fourth quarter as we are able to switch more of our customer base to the UNE-P service offering. Approximately 66% of our customers were on the UNE-P service offering as of August 31, 2000. Our specialty retail division has recorded gross margins of approximately 44.6% and 43.2% for the three and nine-month periods ending August 31, 2000, as compared to approximately 35.7% and 41.4% in the comparable periods in 1999. We expect the gross margin of our specialty retail segment to continue at its current level of over 40%.

Selling, general and administrative expenses increased by approximately $1,698,000 and $4,027,000, respectively, to approximately $2,383,000 and $5,619,000, respectively, for the three and nine months ending August 31, 2000 from approximately $685,000 and $1,592,000, respectively, reported in prior fiscal periods. A major portion of this increase was attributable to the costs of our expanded marketing efforts and to the labor and facility expenses incurred by our telecommunications division. This increase in operating expenses is directly related to the significant increase in telecommunications revenues in the three and nine months ending August 31, 2000 as compared to the prior fiscal period in 1999.

At August 31, 2000, we owned approximately 27% of the capital stock of RiderPoint, Inc. ("RiderPoint"). RiderPoint specializes in the development of comparative rating insurance software and sells motorcycle insurance through its wholly owned subsidiary. As our investment in RiderPoint is accounted for under the equity method of accounting, we are required to include a portion of RiderPoint's net loss in our results of operations. For the three and nine months ending August 31, 2000, we have recorded a loss of approximately $92,000 and $255,000, respectively, relating to our investment in RiderPoint. As of August 31, 1999, we owned 19% of RiderPoint, which was at such date accounted for under the cost method of accounting.

At August 31, 1999, we were the largest shareholder of Access One, owning approximately 39% of Access One' capital stock. As our investment in Access One was accounted for under the equity method of accounting, we were required to include a portion of Access One's net loss in our results of operations. For the three and nine months ending August 31, 1999, we recorded losses of approximately $419,000 and $1,463,000, respectively, relating to our investment in Access One. As of November 30, 1999, our investment in Access One was recorded at zero. Subsequent to that date, we no longer recognized any operating losses generated by Access One. We sold approximately 16% of our investment in Access One during the quarter ended August 31, 2000 and recorded a net gain on the sale of approximately $1,237,000. On August 9, 2000, pursuant to an agreement between the shareholders of Access One and Talk, a Company whose shares are publically traded, we exchanged all of our remaining ownership interest in Access One for 1,876,911 shares of Talk and a warrant to purchase 285,714 additional shares of Talk.

Interest expense for the three and nine-month periods ending August 31, 2000 increased by approximately $24,000 and $48,000, respectively, from the amount reported in the three and nine-month periods ending August 31, 1999 primarily due to increased average borrowings.

Miscellaneous income of approximately $1,305,000 for the nine-month period ending August 31, 2000 resulted from the sale of shares of Access One common stock.

Discontinued operations

On August 11, 1999, we sold certain assets and assigned certain licenses of our former domestic luggage division to Interbrand L.L.C., an unaffilated accessory company, and subsequently discontinued operations of our wholesale luggage segment.

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

We reported no results from discontinued operations for the three and nine-month periods ending August 31, 2000 as compared to losses of approximately $1,615,000 and $3,260,000, respectively, for the three and nine-month periods ending August 31, 1999.

For the three and nine-month periods ending August 31, 2000, we reported gains on disposal of discontinued operations of approximately $181,000, as compared to losses on disposal of discontinued operations of approximately $720,000 reported in prior fiscal period. The gains were a result of the liquidation of certain liabilities at a discount from the amount originally incurred.

Liquidity and Capital Resources

At August 31, 2000, we had cash and cash equivalents available of approximately $1,119,000, and working capital of approximately $14,601,000 as compared to cash and cash equivalents available of approximately of $591,000, and negative working capital of approximately $101,000 at November 30, 1999.

Net cash (used in) provided by operating activities (including discontinued operations) aggregated approximately ($4,362,000) and $248,000 in the nine months ended August 31, 2000 and 1999, respectively. The increase in net cash used in operating activities in fiscal 2000 was primarily the result of an increase of approximately $2,300,000 in accounts receivable, resulting from the significant increase in revenues recorded by our telecommunications division and the operating loss for the period.

Net cash provided by (used in) investing activities aggregated approximately $703,000 and ($38,000) in the nine months ended August 31, 2000 and 1999, respectively. The source of cash provided from investing activities in fiscal 2000 was the proceeds from the sale of marketable securities offset by the purchase of property and equipment.

Net cash provided by (used in) financing activities aggregated approximately $4,176,000 and ($434,000) in the nine months ended August 31, 2000 and 1999, respectively. For the period ended August 31, 2000, net cash provided by financing activities resulted primarily from the proceeds of short-term borrowings of approximately $356,000; the proceeds from the exercise of warrants of approximately $1,752,000; the proceeds from a private placement of common stock of approximately $1,830,000; and the proceeds from the exercise of stock options of approximately $239,000.

On March 3, 1999, our subsidiary, Essex, entered into a receivable sale agreement with Receivables Funding Corp. ("RFC") that provides for Essex to sell up to $500,000 of its eligible receivables to RFC on a periodic basis and to grant RFC a security interest in the receivables purchased by RFC. The agreement was amended in December 1999 to increase to

$1,000,000, and again in August 2000, to increase to $2,000,000 the amount of eligible receivables Essex could sell RFC. The agreement does not transfer the risk of loss to RFC, and has been treated by us as a financing for financial statement purposes. As of August 31, 2000, Essex had borrowings of approximately $917,000 under the Agreement.

Our subsidiary, Telecarrier, has a $150,000 line of credit with a bank. Amounts drawn on the line of credit bear interest at the rate of 9.75% per annum. The line is payable on demand subject to sixty (60) days written notice. At August 31, 2000, the entire line was utilized.

Our Canadian subsidiary, Sirco International (Canada) Ltd., has a real property mortgage loan with its bank, National Bank of Canada. The mortgage loan was payable in monthly installments of approximately $3,300, including interest at 10.25% per annum, with a balloon payment of approximately $295,000 due in July 2000. We have informed the National Bank of Canada of our intention to sell this property and the bank has agreed to extend the monthly payments on the mortgage loan under a demand note until the property is sold. We are actively pursuing potential buyers for this property and intend to sell the property upon receipt of an acceptable offer. At August 31, 2000, the mortgage loan was approximately $295,000.

For the nine months ended August 31, 2000, we added approximately $956,000 in capital expenditures. We plan to make an additional $300,000 in capital expenditures in fiscal 2000 in conjunction with the establishment of a network operations center in Norwalk, Connecticut and with the planned expansion to become a nationwide CLEC. We anticipate financing these expenditures through equipment leases and by using our existing working capital.

On August 9, 2000, Talk.com Inc. ("Talk"), an integrated communications provider, merged with Access One. As a result of the merger, we own approximately 1.9 million shares of Talk's common stock and have warrants for approximately 286,000 additional shares. The stock becomes freely tradable after October 31, 2000. At August 31, 2000, our investment in Talk was valued at approximately $13,490,000.

Although our operating activities may provide a source of cash in certain periods, to the extent we continue to experience rapid growth in the future, we anticipate that our operating and investing activities will use large amounts of cash in excess of the cash generated from operating activities. Consequently, future rapid growth will require us to liquidate, from time to time, a portion of our investment in Talk, or obtain additional equity or debt financing that may not be available on attractive terms, or at all, or may be dilutive. Although we believe we have negotiated an appropriate debt facility to fund some of our anticipated growth, and we believe we can monetize portions of the Talk stock to fund our remaining growth capital needs, changes in the value or liquidity of the Talk stock may require us to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business.

                            eLEC COMMUNICATIONS CORP.

                            PART II-OTHER INFORMATION

Item 2.           Changes in Securities

                  In August 2000, we issued an aggregate of 225,000 shares of our common stock in conjunction with a private equity placement. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits.
(1) Audit Committee Charter approved and adopted by the Board of Directors of the Company, on May 24, 2000.

27--              Financial Data Schedule.

(b)      Reports on Form 8-K
                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             eLEC Communications Corp.



        October 16, 2000                     By: /s/ Paul H. Riss
-------------------------------------           -------------------------
Date                                            Paul H. Riss
                                                Chief Executive Officer
                                               (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

No.                      Description                          Page No.
---                      -----------                          --------

27                Financial Data Schedule.                       18