Form 10-K
period 2000-11-30
ELEC COMMUNICATIONS CORP
filed 2001-03-01
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended November 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________ .

                           Commission File No. 0-4465


                            eLEC COMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             New York                                  13-2511270
   (State or other jurisdiction           (IRS employer identification no.)
of  incorporation or organization)

   509 Westport Avenue, Norwalk, Connecticut                     06851
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X    No ____ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of February 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $11,837,313.

As of February 15, 2001, there were 14,842,421 shares outstanding of the Registrant's Common Stock.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2001 Annual Meeting of Stockholders, are incorporated by reference into Part III.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Financial Statements

         The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting the Company's operations, markets, growth, services, products, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue the Company's business plan; (2) the Company's ability to maintain, attract and integrate internal management, technical information and management information systems; (3) the time and expense to construct the Company's planned network operations center and digital subscriber line network;
(4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) the Company's ability to market its services to current and new customers and generate customer demand for its product and services in the geographical areas in which the Company can operate; (6) the Company's success in gaining regulatory approval to access new markets; (7) the Company's ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and
(10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

         In  this   Annual   Report  on  Form  10-K,   we  will  refer  to  eLEC
Communications Corp., a New York corporation, as "eLEC," the "Company," "we," "us," and "our."

Item 1. - Business

Overview

         eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small- and medium-sized businesses an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, enhanced voice, data and a full suite of Internet services. We plan to build a nationwide local access platform covering the 48 continental states. As of February 15, 2001, we had signed interconnection agreements with incumbent local exchange carriers ("ILECs") in 48 states, and we had received approval from state regulators to operate in 28 states. We also provide high speed Internet access via digital subscriber lines ("DSL"), and we plan to offer DSL services to our customers nationwide in anticipation of eventually provisioning voice traffic over DSL.

         We believe that the Telecommunications Act of 1996 (the "Telecommunications Act"), which opened the local exchange market to competition, has created an attractive opportunity for CLECs, such as eLEC. Like most CLECs, our entry in this industry was dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of the ILECs that are necessary to provide local telephone service in a cost-effective manner. This aspect of the Telecommunications Act is referred to as "unbundling" the ILEC networks, and allows us to lease unbundled network elements on an as-needed basis and provide such elements to our customers at a lower cost than that which the ILEC is charging.

         At February 15, 2001, in excess of 70% of our installed access lines were provisioned on the unbundled network elements platform ("UNE-P") service offering. We believe that the use of this platform is the most cost-effective manner in which we can provide voice service. Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We therefore lease facilities on an as-needed basis from ILECs while we build our customer base. After we have a substantial geographical concentration of customers, we make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be very flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy and have enabled us to preserve our capital.

         Our strategy for building our data network is similar to our strategy for building our voice network. We follow a "customer-first" or "deferred-build" approach. We currently provide dial-up access and dedicated access on our own network in Connecticut, where we have a geographical concentration of customers, and we lease facilities from another Internet service provider to provide our customers with nation-wide dial-up access. In addition, we are successfully provisioning DSL services from our network operations center in Norwalk, Connecticut, without having any of our own equipment in the field. We find that equipment installation is time consuming and costly, and frequently cannot be justified by the revenues associated with that equipment, especially in today's rapidly changing technological environment. Instead, we are first building a customer base while we lease DSL access multiplexers ("DSLAMs") from other carriers, and route DSL traffic through our own virtual private networks utilizing asynchronous transfer mode ("ATM") technology. This strategy limits our exposure to both stranded equipment costs and technological obsolescence costs, while giving us the ability to market and sell new customers in a cost effective manner.

         We have worked extensively to build our back office systems and we are continuing to develop and customize our information systems and procedures. We believe we can better serve our customers if we have developed proprietary technology and procedures that give us a competitive advantage in terms of reducing the costs of marketing, provisioning, processing large order volumes and providing customer service. We believe that the ability to successfully manage the process of converting customers from an ILEC's network to the eLEC network is one of the key functions required to succeed as a competitive local exchange carrier. Consequently, we have devoted, and continue to devote, significant resources to developing our proprietary information systems to further facilitate the rapid and successful provisioning and billing of customers. Our proprietary back office systems allow us to enter, schedule, provision and track a customer's order from point of sale through the billing and collection process, and are web enabled. Our systems electronically interface with the systems used by the applicable ILEC. We believe the existence and functioning of our systems is critical to the successful scaling of our business. We also use our systems to support the operations of other CLECs (see "wholesale marketing division"), who have been unable to provision and bill their local access customers by themselves.

         We believe we can provide competitive service under the UNE-P service offering in each of the 48 states in which we have applied to operate as a CLEC. We currently utilize the UNE-P service offering in nine states: Florida, Kentucky, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, West Virginia and Virginia. Our marketing efforts focus on small- and medium-sized businesses in the states that have been the quickest to implement UNE-P, and our nationwide expansion will coincide with both the licensing of eLEC to operate in a state and the existence of the UNE-P service offering in that state. Although every state is required by the Telecommunications Act to provide the UNE-P service offering, some states have been slower in adopting provisions that allow a CLEC to utilize this offering. We anticipate that all 48 states that we have targeted will be offering UNE-P before the end of 2001. We believe UNE-P is the preferable platform for any CLEC to operate under, as it allows a CLEC to provide service with significantly lower capital requirements than either fiber-based or wireless systems, and to offer services to a broader customer base more quickly and at a lower price. The ability to quickly provision accounts and to deliver reliable service at a lower price than offered by the ILECs should provide us with certain competitive advantages as we market our services to small- and medium-sized businesses.

Development of Business

         We were incorporated in the State of New York under the name Sirco Products Co. Inc. in 1964 and developed a line of high quality handbags, totes, luggage and sport bags. In 1995, we divested our handbag operations, which had experienced several years of operating losses. Although we were profitable in fiscal 1996, declining revenues in our next two fiscal years, combined with operating losses, forced us to analyze other business opportunities. To help bolster luggage division sales and to provide a channel of distribution to a mobile customer base that would be a potential target for online Internet sales, in 1997, we acquired a retail operation, Airline Ventures, Inc. ("AVI"), that sells travel and aviation related products to professional airline crew members.

         In  October  1997,  we  began  incubating  small  high-growth-potential companies, and we made our first investment in a CLEC, Access One Communications, Inc. ("Access One"), when we purchased approximately 28% of Access One's outstanding capital stock. Access One was a newly-formed CLEC with approximately 2,000 installed local access lines that looked to us for growth capital to meet its business plan. Our Board of Directors believed that Access One's "customer-first" growth strategy of obtaining a customer base first and later building an equipment network around a geographically concentrated customer base was a compelling strategy that would utilize capital wisely and yield high valuations in the future. Access One was purchased by Talk.com Inc. ("Talk"), a publicly-traded telecommunications company, in August 2000, and we received approximately 2.2 million shares of common stock and warrants in exchange for our investment in Access One.

         We commenced operations in the telecommunications industry in fiscal 1998 by acquiring on February 27, 1998, Essex Communications, Inc. ("Essex"), a newly-formed CLEC formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers. We provisioned our first line in May 1998 and had approximately 40,000 lines as of February 15, 2001, including lines for which we have contracts to install.

         In furtherance of our telecommunications strategy, on August 14, 1998, we acquired WebQuill Internet Services, LLC ("WebQuill"), an Internet service provider ("ISP") based in Connecticut. We have migrated the WebQuill employees and operating platform into our CLEC operations and have developed our Internet operations into a full-service, value-added platform providing national dial-up access, dedicated access and high-speed DSL access in anticipation of offering bundled services to our customers that will include both local telephone service and DSL service. Additionally, we have focused a substantial amount of our information technology efforts on developing our own internal systems that now include a Web-enabled proprietary back office system to provision customers for our local telephone service and provide customer service.

         Due to our increased focus on developing a full suite of telecommunications services, and the significant decrease in luggage division sales in recent fiscal years, our Board of Directors decided in July 1999 to divest the Company's luggage division, and we sold the assets of our U.S. luggage operations in August 1999. Since such time, we have liquidated the remaining assets of our Canadian luggage business. Our luggage segment has been classified as a discontinued operation in our income statement, and this segment has reported significant net operating losses in fiscal 1999 and 1998. In fiscal 2000 we recorded a net gain from discontinued operations due to the settlement of various debts at less than their previously accrued amounts and the sale of a building in Canada for a higher price than our carrying value for such asset. See Note 10 of the Notes to Consolidated Financial Statements.

         In furtherance of our strategy to incubate promising young companies, in the first half of fiscal 1999, we took equity positions in two other companies that were looking for growth capital, RiderPoint, Inc. and Skyclub Communications Holding Corp. Our investments in both companies were sold to a publicly-traded company, CyberOpticsLabs Inc. ("Cyber"), in February 2001, as part of a transaction for an aggregate of 1.4 million shares of Cyber common stock.

         In January 2000, we acquired a New Jersey-based CLEC, Telecarrier Services, Inc. ("Telecarrier"). Telecarrier operated as a CLEC in the states of Massachusetts, New Jersey, New York and Rhode Island and provided long distance service in 13 states. Telecarrier currently provides us with marketing support for the provisioning of more complex accounts, which are typically business customers with ten or more local access lines. See "Sales and Marketing Strategies."

         In October 2000, we acquired Line One, Inc. ("Line One"), a telemarketing firm with approximately 70 seats. Line One is now our internal marketing engine for our telemarketing channel, which contacts small businesses and offers our telecommunications services. We believe telemarketing will be particularly effective because of the ubiquitous reach that the UNE-P service offering gives us. Line One also manages third-party telemarketing firms that we retain.

         Information concerning sales, business segment operations and identifiable assets attributable to each of our reportable industry segments can be found in Note 11 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

eLEC's Telecommunications Services

         We tailor our service offerings to meet the specific needs of small businesses, not-for-profit organizations, governmental agencies and other institutional customers in our target markets. We primarily market our services through three different distribution channels. We use an in-house telemarketing staff and third-party telemarketers to attract small-business accounts (typically less than ten telephone lines for each account), we use third-party agents and interconnect companies to attract medium-sized business accounts (typically ten to 100 telephone lines in size), and we use our own management team to attract wholesale accounts (typically 100 telephone lines or more in size). Based upon feedback received from our customers and analysis of the types of services the entities in each of these groups need, we tailor a basic telecommunications service package, which can be promptly adjusted to the specific needs of individual customers. We creatively package our services to provide "one-stop shopping" solutions for our customers, so that they can purchase directly from us all of their communications requirements. Listed below are the basic categories of services that we offer:

o Local Exchange Services. We offer local exchange services, starting with local dial tone, plus numerous features, the most common of which are call waiting, call forwarding, caller ID and dial back features. By offering local dial tone, we also receive originating and terminating access charges for interexchange calls placed or received by our subscribers.

o Long Distance. In addition to our local telephone service, we offer long distance services as part of a bundled product to customers through agreements we have with a national long distance carrier. The long distance services include domestic service, such as interLATA, which are calls that pass from one "Local Access and Transport Area" or "LATA" to another LATA, and intraLATA, which are calls that stay within the LATA in which they originated, but are beyond the distance limits of the local calling plan. Our services also include international calling, toll-free services (800, 888, 877, 866), calling card, and other enhanced services.

o Internet and Data Services. We offer dedicated and dial-up Internet access services via conventional modem connections, ISDN, T1 and higher speed dedicated connections. In addition, we are beginning to provision DSL services and we have agreements with three ILECs and one data service provider to utilize their DSLAMs to provision our customers through an ATM cloud.

o Web Site Design and Hosting Services. We offer Web site design services and Web site hosting on our own computer servers to provide customers with a complete, user-friendly product for presence on the World Wide Web. We have built and are currently providing for our customers E-commerce sites, an interactive comparative insurance rater site, and an interactive auction site.

o Facilities and System Integration Services. We offer individual customers consultation services with regard to the design and implementation of complete telecommunications systems to meet their specific needs, including the selection of equipment, interconnection of local area networks and wide area networks, and implementation of virtual private networks.

o Hosted Applications. We are beginning to offer hosted applications to our customers, especially to small-sized businesses that do not have the resources to hire their own management information services director. We anticipate that such application hosting will be important to entities that use high-speed Internet access services, such as DSL, and will help differentiate us from other DSL providers that only provide access services.

Business Strategy

         Our goal is to be a premier facilities-based integrated communications provider to small- and medium-sized businesses. We are taking the following actions steps to achieve this goal:

o Target Small- and Medium-Sized Businesses. We focus our telecommunications sales efforts for local and long distance services on small- and medium-sized businesses having two to 100 business lines in any one location. We believe that these customers prefer a single source for all their telecommunications services. We have elected to focus on this segment because of our ability to obtain under the UNE-P platform ample gross margins on the services provided to these customers. We also believe that, as compared to larger businesses, the ILECs and facilities-first CLECs may be less likely to apply significant resources to obtaining or retaining these customers. We expect to attract and retain these customers through telemarketers and agents, by offering bundled local and long distance services, as well as enhanced telecommunication services, at competitive long distance rates, by responsive customer service and support and by offering new and innovative products.

o        Develop  Brand   Awareness.   With  our  recent  name  change  to  eLEC
         Communications Corp., we are qualifying to do business as eLEC Communications in all of the states in which we operate. We want to invoice the customers of our wholly-owned subsidiaries, under the eLEC Communications name, and use our name to create and develop a brand awareness in the territories in which we operate. We are positioning ourselves as a high quality, service-orientated company that provides quality and reliable telecommunications service and advice at competitive prices.

o Rapidly Deploy New Customers. We intend to take advantage of our ability to rapidly provision new accounts in our existing service areas, and to rapidly enter new service areas because of our low capital requirements to enter new states. Our choice of states on which to focus will depend on several factors, such as the population in the state and our ability to utilize the UNE-P service offering. Although UNE-P is mandated by the Telecommunications Act, it is not yet available in all states. For example, even though we had several customers in Virginia, we were unable to transfer such customers to the UNE-P platform until January 2001, as UNE-P was not effective in Virginia until that time. We anticipate Texas and Colorado will be the next two major states that we target. We have signed interconnection agreements with the major ILEC in each of the 48 continental states, so that we are ready to enter these states once we have the state's public service commission approval. Once an ILEC has programmed its internal systems to accept us as a UNE-P provider (which may take up to 60 days), we typically can utilize the ILEC's internal infrastructure to provision a new account within two or three days after we have received a letter of authorization to place a new customer on our network. We know of no facilities-first carrier that can provision lines this quickly.

o Achieve Market Share with Competitive Pricing. We always price our services at a discount to the same services provided by an ILEC. We can ascertain what the ILECs charge because we have access to the rates they have filed with the various state public service commissions, and we typically review the telephone bill of a potential customer before we switch it to our network to compare the prices it was paying and any contractual obligations to which it was subject. We anticipate that some ILECs may reduce their prices as increased competition begins to erode their market share. We believe, however, that we will be able to compete as prices decrease because of our low network costs and because we will be providing a variety of bundled telecommunications services and will not have to rely on price alone to maintain our core customer base.

o Provide our Customers More than Local Telephone Services. Although our focus is on the approximately $100 billion local exchange market, and we anticipate that the sales growth and margins associated with this market will represent our core business, the additional products and services we offer, including internet access, email addresses, Web site design and Web site hosting, DSL access, applications hosting and virtual private networks, will be an important attraction to our customers. We believe the more services we provide, the more important we will be to our customers.

Sales and Marketing Strategies

         We offer an integrated package of local exchange, local access, domestic and international long distance, and calling cards and a full suite of Internet access, Web site design and Web site hosting to small- and medium-sized businesses. Virtually all of our customers have no telecommunications manager and look to us to suggest an appropriate telecommunications solution. We manage our sales force and our customer care representatives to meet the needs of the three markets that we target.

o Small- and Medium-Sized Businesses Through Telemarketing. We use in-house and third-party telemarketing firms to sell our smaller accounts. Most accounts in this group choose our telephone service because they are not satisfied with the customer service they receive from their ILEC and because they will save money using our services. We have proven that this strategy works for us, as almost all of our first 10,000 customer lines came from third-party telemarketers. In October 2000, we purchased Line One, a telemarketing company, so that we can better control, monitor and develop this marketing channel. In order to achieve our business plan, we expect to employ the services of several third-party telemarketing firms in addition to our in-house staff. This strategy allows us to keep much of our selling cost as a variable cost as we are not burdened with excessive fixed overhead that occurs when the entire staff is in-house.

o Agent and Interconnect Company Programs. We also use agents and interconnect companies to generate leads for new customers. We pay a success fee to the agents and interconnect companies for recommending and selling our services. Most of these referrals are current equipment customers or long distance customers of the agent or interconnect company. Therefore, it is important that the agents and interconnect companies understand the benefits of the services that we offer because they do not want to tarnish an existing customer relationship by inappropriately recommending our services. We find that our pricing and the flexibility of our services, combined with our special customer service group for the interconnect companies, allows us to satisfy the needs of the referrals we receive in this distribution channel. The employees from our wholly owned subsidiary, Telecarrier, have extensive established business relationships with interconnect companies and other communications agents. Many of their current accounts were referrals from established business relationships, and the Telecarrier employees will continue to develop for us this market segment.

o Wholesale Programs. We offer special wholesale pricing for accounts with several hundred local access lines. One such customer has provided us with approximately 9,000 local access lines in three states. The three ILECs that formerly serviced this customer sent the customer one monthly invoice for each line, or approximately 9,000 invoices each month. By comparison, we send a total of two invoices for the 9,000 lines. In addition, we are able to send the invoices electronically so that the customer can more easily review the account activity. Our wholesale program also includes providing local telephone provisioning and billing services for other CLECs, long distance carriers or Internet service providers. Provisioning and billing local access services requires complex back office systems, which many carriers do not have. We can take advantage of our in-house proprietary technology to provision and bill the customers of another carrier. We currently provide this service for two unaffiliated CLECs, and we are in discussions with several other carriers. We use a direct sales effort to sell in this market.

         Our sales and marketing strategy minimizes the need for us to invest in fixed sales and marketing overhead. Unlike the facilities-first CLECs, who need to rapidly attract customers for their underutilized telecommunications equipment, and who typically invest substantial amounts in salary and rent expense to open sales offices in their targeted markets, we are not pressured to over-spend to find qualified leads for our facilities. Furthermore, under UNE-P, our reach is ubiquitous, as we can serve any customer that is being served by the ILEC. A facilities-first CLEC typically searches only for customers that it can provision on the switches and fiber that it has installed in the hope to find customers to utilize such equipment. Consequently, our deferred-build strategy not only saves us from unnecessarily building a network without customers, it also allows us to more wisely expend our sales and marketing dollars by limiting the amount of fixed overhead that is required to rapidly grow our business.

         For the year ended November 30, 2000, one customer accounted for approximately $2,780,000, or 23% of the telecommunication segment revenue. For the years ended November 30, 1999 and 1998, no one customer accounted for more than 10% of the telecommunication segment revenue.

Competition in the Telecommunications Industry

Local Telecommunications Market

         The local telecommunications market is a highly competitive environment and is dominated by ILECs. Based upon the geographical locations in which we currently sell services, Verizon and BellSouth are our largest competitors. Both entities have "win-back" programs through which they approach former customers lost to a CLEC or other competitor in an attempt to have the former customers switch back to their services. Most of our actual and potential competitors, including most of the facilities-first CLECs, have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Furthermore, the continuing trend toward business alliances in the telecommunications industry and the lack of substantial barriers to entry in the data and Internet services markets could help to generate substantial new competition. We anticipate that we will be able to compete based upon our pricing, reliability, customer service and rapid ability to provision accounts and respond to customer requests. Our established competitors, such as the ILECs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act reduced barriers to entry into the local market, future regulatory decisions could provide ILECs with more pricing flexibility, which would result in increased price competition.

         We also face competition in the local market from new entrants to the fixed wireless market, such as Winstar Communications, Inc., Teligent, Inc. and XO Communications, Inc. Many of these entrants have the strategy of bypassing the ILECs in order to provide local access to their customers. By not having to rely on the ILEC for local service connections, the fixed wireless companies are able to keep for themselves more of their sales dollars. However, if this access method becomes more price competitive and reliable, we believe we have the flexibility, with our current local customer base, to switch most of or a portion of our customer base to the wireless facilities if we are able to negotiate appropriate terms with one or more wireless carriers.

         In addition to competition from ILECs, other CLECs and wireless entities, several other entities currently offer or are capable of offering local service, such as long distance carriers, cable television companies, electric utilities and microwave carriers. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, can offer single source local and long distance services like those we offer. For example, long distance carriers, such as AT&T Corp., MCI WorldCom and Sprint Corporation, among other carriers, have each begun to offer local telecommunications services in major U.S. markets using the unbundled network elements platform or by reselling the ILECs' services.

Long Distance Telecommunications Market

         The long distance market, in comparison to the local market, has relatively insignificant barriers to entry and has been populated by numerous entities that compete for the same customers by frequently offering promotional incentives and lower rates. We compete with many such companies that do not offer any service other than long distance, and we compete with established major carriers such as AT&T and MCI WorldCom. We believe our bundled package of local services and a variety of data services will help us compete in this market. We will also have to maintain high quality and low cost services to compete effectively. In many instances, we must be in a position to reduce our rates to remain competitive. Such reduction could be harmful to us if we do not also provide other services to our long distance customers.

Internet and Other Data Services

         The Internet and data service industry is intensely competitive. We receive significant competition in the delivery of Internet services to small- and medium-sized businesses, our target market. Other ISPs, ILECs and CLECs are attempting to provide various dial-up, dedicated and high-speed Internet access services. We believe we can remain competitive to a certain niche because we also provide Web site hosting, E-commerce sites, DSL services and hosted applications, in addition to being a local telecommunications company. We anticipate that this diverse product range will help us attract new customers and reduce customer churn.

Government Regulation

         Local and long distance telecommunications services are subject to regulation by the Federal Communications Commission ("FCC") and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services and require us to file tariffs for interstate  and  international  service  with the FCC and  obtain  approval  for intrastate service provided in the states in which we currently market our services. We must obtain and maintain certificates of public convenience and necessity from regulatory authorities in the states in which we operate. We are also required to file and obtain prior regulatory approval for tariffs and intrastate services. In addition, we must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services we offer. Changes in existing laws and regulations, particularly regulations resulting in increased price competition, may have a significant impact on our business activities and on our future operating results. We are also subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising and direct marketing of our products and services. Certain marketing practices, including the means to convert a customer's local or long distance telephone service from one carrier to another, have recently been subject to increased regulatory review of both federal and state authorities. Even though we have implemented procedures to comply with applicable regulations, increased regulatory scrutiny could adversely affect the transitioning of customers and the acquisition of new customer bases. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of our operations into new geographic areas and new services could require us to alter our methods of operation or obtain additional approvals, at costs which could be substantial. There can be no assurance that we will be able to comply with applicable laws, regulations and licensing requirements. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, as well as possible criminal sanctions.

Backlog

         When we invoice our customers for our telecommunications services, we invoice features and services in advance and usage in arrears. Due to the nature of our contractual agreements with the ILECs, there is typically only a minor amount of backlog of unprovisioned customers at any given time, as a customer is typically switched from the ILEC to our network within two or three days of processing the provisioning order. As of February 15, 2001, we had a backlog of less than 1,000 unprovisioned lines.

Our Retail Services

         The objective of our retail division is to be a leading supplier of travel-related and telecommunications products to pilots and flight attendants. We operate in three retail stores that sell travel-related products to American Airline, Delta and Southwest Airlines employees, including name brand luggage, apparel and other travel related accessories, as well as job related necessities, such as air maps, study guides and flight kits, to professional airline crew members. The stores also sell identification cards, uniform supplies and travel needs to flight attendants. In addition, the stores rent pagers to flight attendants who are on reserve duty and offer Internet access services and local and long distance telephone services. We plan to use the knowledge and experience gained with American Airlines to provide similar products and services to employees of other airlines and to develop effective E-commerce sites.

         We believe professional airline crew members are excellent targets for online retail purchases, as they are constantly mobile and frequently stay in touch with family and job-related duties via the Internet. We have developed and will continue to develop E-commerce sites to augment our in-store sales with sales to these and other online purchasers. We currently market our travel-related products through the E-commerce site www.avishop.com.

         The target market for the retail division is professional airline crew members. The business with American Airlines employees is the largest, as it includes selling the American Airlines pilot uniform and various approved apparel for both pilots and flight attendants. Two of the three retail locations we utilize are leased from American Airlines. Retail sales employees service walk-in customers and phone orders, and warehouse personnel process Internet orders.

         The  sale  of  product  to  crew  members  has  not   demonstrated  any
seasonality, as the customers are using the products on a daily basis as part of their normal work routine.

         Our retail division operates without a backlog, as Internet orders and catalog orders are typically shipped within one day of receipt.

         We purchase products for our retail division from various domestic suppliers that have license agreements to sell product displaying the American Airlines, Inc. logo or trade name. We also buy non-logo product from a variety of domestic sources.

         The competition for retail sales to professional airline crew members is highly fragmented and has few barriers to entry. Our ability to compete effectively is directly related to the level of cooperation and publicity that airlines generate for our retail outlets. Currently, we enjoy an advantage with American Airlines because we are allowed to sell certain products to American Airlines' employees on a payroll deduct program and to sell pilot uniforms. These agreements, in addition to two leases from American Airlines for retail sites in Dallas, Texas, help to limit the extent of competition in the Dallas area. However, we compete nationwide against several online retailers and against retail stores in various cities that are important airline hubs.

Employees

         At February 15, 2001, we employed approximately 340 employees, of whom approximately 140 were employed on a full-time basis and approximately 200 were employed on a part-time basis. We are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.

Item 2. - Properties

         The following table sets forth pertinent facts concerning our material properties at February 15, 2001, all of which are owned or leased by either eLEC or one of its subsidiaries:

Property Owned:

          Location                  Use                 Approximate Square Feet
--------------------------------------------------------------------------------
543 Main Street             In-bound and out-bound              40,000
New Rochelle, NY 10801      call center


Properties Leased:

                                                           Approximate      Lease         Annual
         Location                       Use                Square Feet      Expires       Rent(1)
----------------------------------------------------------------------------------------------------
509 Westport Ave                 Network Operations           14,000        2/28/05       $132,000
Norwalk, CT 06851                Center

48 South Service Road            Office                        5,500         4/30/03      $ 93,000
Melville, NY, 11747

1090 King Georges Post Rd        Sales Office                  2,500        10/31/01      $ 40,000
Edison, NJ 08837

Terminal C                       Retail                        1,700         8/24/01      $ 55,000
DFW Airport, TX 75261

1930 W. Airfield Drive           Warehouse                     2,000         7/31/01      $ 39,000
DFW Airport, TX 75261

6355 MetroWest Boulevard         Office                        3,600         5/31/01      $ 66,000
Orlando, FL  32835

------------------

(1) We are required to pay our proportionate share of any increase during the term of the lease in real estate taxes and expenses of maintaining the premises computed on the basis of the percentage of the total square footage of the premises we occupy.

         Our owned and leased space is fully utilized for the purposes set forth in the table above under the caption "Use," except for the new space in New Rochelle, New York, which is currently being developed as our new executive offices and an in-bound and out-bound call center. We anticipate that approximately 250 employees will work in this facility and are currently planning workspaces for approximately 170 employees. We believe our existing properties are suitable and adequate for our current business needs.

Item 3. - Legal Proceedings

         Other than the license and regulatory proceedings that routinely occur for telecommunication entities as described under "Government Regulation," we are not currently a party to any legal proceeding that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4. - Submission of Matters To a Vote of Security Holders

         We did not submit any matter to a shareholders vote during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. - Market for the Company's Common Equity and Related Stockholder Matters

         Our common stock trades on The Nasdaq Small Cap Stock Market(R) under the symbol ELEC. The high and low sales price for each quarterly period of our last two fiscal years are listed below:

                                  High               Low
                                 ------            ------
         Fiscal 1999
         -----------
            1st Quarter          $4.000            $0.750
            2nd Quarter           6.000             1.250
            3rd Quarter           2.594             1.313
            4th Quarter           3.219             1.250

         Fiscal 2000
         -----------
            1st Quarter          $5.125            $2.000
            2nd Quarter           7.188             2.250
            3rd Quarter           3.469             1.750
            4th Quarter           2.719             0.750

         As of February 15, 2001, there were 262 holders of record of our common stock and approximately 3,900 beneficial holders.

         We have not declared any cash dividends during the past fiscal year with respect to our common stock. The declaration of any cash dividends in the future will depend upon the determination of our board of directors as to whether, in light of our earnings, financial position, cash requirements and other relevant factors existing at the time, it appears advisable to do so. We do not plan to declare any dividends on our common stock in the foreseeable future.

         During the fourth quarter of fiscal 2000, we acquired from RiderPoint, Inc. 600,000 shares of common stock of RiderPoint, Inc., in consideration of the issuance by us of 300,000 shares of our common stock; we issued 400,000 shares of our common stock in conjunction with the acquisition of Line One Inc.; we issued 50,000 shares of our common stock to ASU, Inc. in settlement of litigation regarding previous consulting services to AVI; and we issued 50,000 shares of our common stock to World Trade Partners, Inc. in exchange for financial consulting services. Such transactions were effected pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6. - Selected Financial Data

         The following selected financial information has been taken from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report.

                                                  Fiscal Years Ended November 30,
                                        2000          1999          1998          1997          1996
                                        ----          ----          ----          ----          ----
                                                  (In thousands, except per share amounts)
Earnings Statement:
Net Sales                            $ 13,877       $ 4,170       $ 1,485       $  276       $      -
Gross Profit                            3,805         1,167           541           92
Loss from
  Continuing Operations                (6,351)       (3,562)       (2,204)         (105)            -
Income (Loss) From
  Discontinued Operations                 977        (3,943)       (2,772)       (2,763)          622
Net Income (Loss)                      (5,374)       (7,505)       (4,977)       (2,868)          622
Net Income (Loss) From
  Continuing Operations
   per Common Share:
    Basic                               (0.48)        (0.41)        (0.43)        (0.03)         0.23
    Diluted                             (0.48)        (0.41)        (0.43)        (0.03)         0.23
Cash Dividends                                            -             -             -             -
Balance Sheet:
Working Capital                       $ 2,056        $ (101)        $ 334       $ 5,107       $ 1,553
Property, Plant, Equipment              2,035           212           835           827           888
Total Assets                           14,867         7,297         1,109        14,042         9,577
Long-Term Debt (Less Current
  Maturities)                           1,716           198           291         4,522           348
Stockholders' Equity                    8,632         3,458         3,754         3,216         2,780

Item 7. - Management's Discussions and Analysis of Financial Condition and Results of Operations

         Certain  statements  set forth  below  under  this  caption  constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 1 of this Report for additional factors relating to such statements.

Fiscal Year 2000 Compared to Fiscal Year 1999

         Revenues for fiscal 2000 increased by approximately $9,707,000, or approximately 233%, to approximately $13,877,000 as compared to approximately $4,170,000 reported in fiscal 1999. The increase in revenues was primarily attributable to an increase of approximately $9,620,000 in telecommunications revenues, as a result of the growth in the number of telephone lines we service from approximately 9,000 lines provisioned by us as of December 1, 1999 to approximately 34,000 lines at November 30, 2000. Revenue for each installed local access line on the UNE-P service offering averages approximately $48 per month whereas revenue for each local access line that is resold averages approximately $40 per month. Approximately 19,000 local access lines at November 30, 2000 were provisioned on the UNE-P service offering and 15,000 were resale lines. We anticipate that our average revenue per line will increase in fiscal 2001 as a result of the conversion of 8,000 resale lines to the UNE-P service offering during the first quarter of fiscal 2001. We also anticipate that we will be able to increase the number of features and services that we offer to each customer through a fiscal 2001 upsell campaign, so that our average revenue per line in fiscal 2001 may approach $50 per line.

         Our gross profit in fiscal 2000 increased by approximately $2,638,000, or approximately 226%, to approximately $3,805,000 from approximately $1,167,000. The gross profit percentage decreased to 27% in fiscal 2000 from 28% in fiscal 1999. The decrease in gross profit percentage was attributable to the significant increase in sales of our telecommunications division, which represented 86% of our total revenues in fiscal 2000, compared to 55% of our total revenues in fiscal 1999. Even though we experienced higher gross margins in our telecommunications division in fiscal 2000, the gross margins of that division were lower than those of our retail sales division. Gross profit percentages in telecommunications increased to 26% in fiscal 2000, compared to 17% in fiscal 1999, and our retail sales division's gross profit percentages decreased to 38% in fiscal 2000, as compared to 41% in fiscal 1999. The increase in the telecommunications division's gross profit percentage was attributable to a higher percentage of our lines utilizing the UNE-P service offering in fiscal 2000, as compared to fiscal 1999. We anticipate that the further conversion of lines to the UNE-P service offering will result in a continuing increase in the gross profit percentage in fiscal 2001 but not as rapidily as experienced in fiscal 2000. Our cost of sales varies in each state, depending upon the pricing structure established by the state's public service commission. We anticipate that in most states we may be able to achieve a gross profit percentage of approximately 40%.

         Selling general and administrative expenses increased by approximately $6,274,000, or approximately 229%, to approximately $9,015,000 in fiscal 2000 as compared to approximately $2,741,000 in fiscal 1999. This increase was primarily attributable to increased labor and facilities expenses incurred by our telecommunications division. The increase in expense was directly related to the significant increase in telecommunications revenues in fiscal 2000 as compared to fiscal 1999.

         Interest expense from continuing operations amounted to approximately $127,000 in fiscal 2000, as compared to approximately $15,000 in fiscal 1999. The increased interest expense was the result of higher borrowing levels during fiscal 2000.

         At November 30, 2000, we were the largest shareholder of RiderPoint, owning approximately 37% of RiderPoint's capital stock. As our investment in RiderPoint is accounted for under the equity method of accounting, we were required to include our portion of RiderPoint's net loss in our results of operations. Similarly, at November 30, 1999, we were the largest shareholder of Access One, owning approximately 21% of Access One's capital stock. In fiscal 2000, we recorded a loss of $605,553 on our equity investment in RiderPoint. In fiscal 1999, we recorded a loss of $1,661,630 on our equity investment in Access One. During fiscal 2000, we exchanged our equity interest in Access One for shares of Talk, and in fiscal 2001, we sold our equity investment in RiderPoint. We no longer have an affiliate that we record under the equity method of accounting.

         As of November 30, 2000, we determined that our investment in RiderPoint was impaired. RiderPoint had significant and recurring operating and cash flow losses, and had not established any significant revenue base. As a result of this determination, we recorded a loss from impairment of investments of approximately $1,106,000 in fiscal 2000.

         We recorded a gain from the sale of securities in fiscal 2000 of approximately $1,422,000. This gain resulted from the sale of stock derived from our investment in Access One. No stock sales were made during fiscal 1999.

         We recorded a gain from discontinued operations in fiscal 2000 of approximately $977,000, as compared to a loss from discontinued operations in fiscal 1999 of approximately ($3,943,000). The gain reflected primarily the sale of a building in Canada for more than its carrying value and the settling of debts from our domestic luggage division, which had been discontinued in fiscal 1999, for less than their previously accrued amounts.

Fiscal Year 1999 Compared to Fiscal Year 1998

Continuing Operations

         Net sales for fiscal 1999 increased by approximately $2,686,000, or approximately 181%, to approximately $4,170,000 as compared to approximately $1,484,000 reported in fiscal 1998. Net sales of our telecommunications division increased by approximately $1,902,000, or approximately 510%, to approximately $2,275,000 in fiscal 1999 as compared to approximately $373,000 in fiscal 1998. This increase was attributable to the rapid growth in the number of installed access lines we provisioned during the third and fourth quarters of fiscal 1999. Installed access lines amounted to approximately 1,600 at December 1, 1998, approximately 2,400 on August 1, 1999 and approximately 9,000 lines at November 30, 1999.

         Net sales of our retail division, consisting of the operations of Airline Venture, Inc. ("AVI"), increased by approximately $784,000, or approximately 71%, to approximately $1,895,000 in fiscal 1999 as compared to approximately $1,111,000 in fiscal 1998. The increase was partially attributable to our acquisition of a competitor in January 1999 and partially attributable to sales of licensed sports bags carrying the Gold's Gym logo that commenced in the third quarter of fiscal 1999.

         Our gross profit increased by approximately $626,000, to approximately $1,167,000 in fiscal 1999 from approximately $540,000 in fiscal 1998, and our gross profit percentage decreased to 28% in fiscal 1999 from 36% in fiscal 1998. The decrease in gross profit percentage was primarily attributable to the significant increase in revenues of our telecommunications division, which had lower margins than our retail sales division. Approximately 56% of our customer lines were converted from resale to UNE-P as of November 30, 1999.

         Selling and general and administrative expenses increased by approximately $1,750,000, or approximately 57%, to approximately $3,072,000 in fiscal 1999 as compared to approximately $1,322,000 in fiscal 1998. A major portion of the increase was directly attributable to expenses incurred by our telecommunications division. This increase in expense was directly related to the significant increase in revenues in fiscal 1999 as compared to fiscal 1998.

         Interest expense from continuing operations amounted to approximately $18,000 in fiscal 1999. There was no interest expense from continuing operations during fiscal 1998.

         At November 30, 1999, we were the largest shareholder of Access One, owning approximately 21% of Access One's capital stock. As our investment in Access One was accounted for under the equity method of accounting, we were required to include our portion of Access One's net loss, up to the amount of our investment in Access One, in our results of operations. In fiscal 1999, we recorded a loss of approximately $1,662,000 as compared to a loss of $1,423,000 in fiscal 1998.

Discontinued Operations

         On August 11, 1999, we sold certain assets and assigned certain licenses of our domestic luggage division to Interbrand L.L.C., an unaffiliated accessories company ("Interbrand"), and announced that we would discontinue the operations of our wholesale luggage segment. In addition to purchasing inventory, equipment and other assets, Interbrand also hired certain employees, including our current Chairman of the Board, Joel Dupre. Upon being hired by Interbrand, Mr. Dupre resigned as our Chief Executive Officer and as our employee.

         The operating results of our former wholesale luggage segment have been accounted for as a discontinued operation and the results of operations of that segment have been excluded from continuing operations in our consolidated statements of operations for all periods presented, including the prior period financial statements in which we have restated the operating results of our wholesale luggage segment as a discontinued operation. Interest expense relating to borrowings by the wholesale luggage segment is included as operating expenses of such discontinued segment. For fiscal 1999, we reported a loss from discontinued operations of approximately $3,179,000 and a loss on disposal of discontinued operations of approximately $764,000. A cumulative loss on foreign currency translation adjustment of approximately $572,000, which formerly was presented as a separate component of shareholder's equity, was reflected as a loss related solely to the discontinued segment.

Liquidity and Capital Resources

         At November 30, 2000, we had cash and cash equivalents of approximately $510,000 and working capital of approximately $2,056,000, a decrease of approximately $81,000 and an increase of approximately $ 2,157,000, respectively, over amounts reported at November 30, 1999. The increase in working capital results primarily from the sale of all owned shares of Access One to Talk. The marketable securities we own of Talk, which are not held by our working capital lender as collateral in connection with a financing agreement, are considered a current asset, whereas our investment in Access One was not liquid and not a current asset.

         Net cash (used in) provided by operating activities (including discontinued operations) aggregated approximately ($5,509,000), $610,000 and $1,783,000 in fiscal 2000, 1999 and 1998, respectively. The principal uses of cash from operating activities in fiscal 2000 were an increase of approximately $2,055,000 in accounts receivable resulting from the significant increase in revenues reported by our telecommunications division and approximately $5,374,000 relating to the loss for the period. The decrease in the net cash provided by operating activities in fiscal 1999 as compared to fiscal 1998 of approximately $1,172,000 was primarily the result of a reduction in accounts receivable due to the sale of our discontinued luggage division.

         Net cash provided by (used in) investing activities aggregated approximately $213,000, ($95,000) and ($158,000) in fiscal 2000, 1999 and 1998, respectively. The principal uses of cash from investing activities in fiscal 2000, 1999 and 1998 was approximately $1,218,000 for the purchase of fixed assets in fiscal 2000, $24,000 for the fiscal 1999 acquisition of Peconic Telco, Inc. and $150,000 for the fiscal 1998 acquisition of WebQuill. In fiscal 2000, the principal sources of net cash provided by investing activities were proceeds from the sale of marketable securities of approximately $1,312,000, the proceeds from the sale of a subsidiary of approximately $58,000 and cash of approximately $39,000 and $23,000, respectively, received from the acquisitions of Telecarrier and Line One. In 1999 and 1998, the principal source of net cash provided by investing activities was the proceeds from the sale of a subsidiary of approximately $40,000 and $50,000, respectively.

         Net cash provided by (used in) financing activities aggregated approximately $5,213,000, ($270,000) and ($1,399,000) in fiscal 2000, 1999 and
1998, respectively. In fiscal 2000, net cash provided by financing activities resulted from the proceeds of a revolving credit facility of approximately $1,453,000, the proceeds from the exercise of stock options of approximately $372,000, the proceeds from a private placement of stock of approximately
$1,692,000 and the proceeds from the exercise of warrants of approximately $1,752,000. In fiscal 1999, net cash used in financing activities resulted in the repayment of a revolving credit line of approximately $2,769,000, which was partially offset by proceeds from a private placement of common stock of approximately $2,026,000, the proceeds from the issuance of preferred stock in the amount of approximately $196,000 and the proceeds from the exercise of stock options of approximately $44,000. In fiscal 1998, net cash used in financing activities resulted from a repayment a revolving credit line of approximately $2,528,000, which was partially offset by proceeds of approximately $18,000 from the exercise of stock options; proceeds of approximately $651,000 from a private equity placement; and proceeds of approximately $468,000 from the exercise of stock warrants.

         In fiscal 2000, we had approximately $1,443,000 in capital expenditures. In December 2000, we purchased a 40,000 square foot building in New Rochelle, New York for $1,500,000. The seller financed $1,100,000 of the purchase with a five-year mortgage loan. We expect to make additional capital expenditures related to the acquisition of this building so that it can serve as an in-bound and out-bound call center, our second network operations center and our corporate headquarters. We anticipate that expenditures in fiscal 2001 will exceed $500,000 for equipment, furniture and fixtures. Equipment purchases are anticipated to be financed through equipment leases or with working capital.

         On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex, to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (14% at November 30, 2000), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC, the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined);
(c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock.

         Telecarrier has a $150,000 line of credit with a bank that terminates on demand. At November 30, 2000, $150,000 was outstanding under the line of credit. Amounts drawn on the line of credit bear interest at 9.75% per annum, and are payable monthly. The line of credit is secured by substantially all the assets of Telecarrier, and is payable on demand, subject to 60 days' written notice.

         Line One has a $140,000 line of credit with a bank that terminates on December 14, 2002. At November 30, 2000, approximately $55,000 was outstanding under the line of credit. The bank has requested that all borrowings be repaid or that eLEC, Line One's parent company, reapply for the line of credit. Amounts drawn on the line of credit bear interest at a rate per annum equal to the prime rate plus 1% (10.5% at November 30, 2000).

         At February 15, 2001, we beneficially owned approximately 1.8 million shares of Talk (NASDAQ:TALK). Of such shares, approximately 1.3 million shares can be sold by us with the permission of our lender to raise money for our working capital needs. Approximately 200,000 additional shares are held in escrow and we have the right to purchase approximately 300,000 additional shares if we exercise a warrant. The warrant exercise price is $2.10 per share and, at February 15, 2001, was not in-the-money, as Talk common stock was trading at approximately $2.00 per share at such date. At February 15, 2001, we also owned
1.4 million shares of CyberOpticsLabs Inc. (OTCBB:CYOL). These shares are "restricted securities" and will not be eligible for sale in the public markets until February 2002. We anticipate that our shares of Talk will be sold from time to time primarily to fund our current operating losses and our growth. Although line acquisition and operating costs can change, we anticipate that variable marketing costs associated with obtaining new local access lines from new customers will average approximately $50 a line in fiscal 2001. Given the costs of servicing our existing lines, we project that we can operate at a breakeven level on a monthly basis at approximately 80,000 local access lines. However, if we attempt to grow more rapidly and incur marketing costs that we believe would allow us to increase our number of local access lines in service by 10,000 lines a month (which would require our variable marketing costs to increase by approximately $500,000 per month), we project that our monthly breakeven level would be reached at approximately 125,000 local access lines. Our rate of growth and our ability to reach a monthly breakeven level is highly dependent upon the amount of capital available to us. Although we have a working capital facility that allows us to borrow based upon a multiple of our cash collections, we believe this facility alone will not be sufficient to provide us with the growth capital we need to achieve the growth rates that our back office systems can support. As a result, the price that we receive from selling our shares of Talk common stock will impact our growth rate in fiscal 2001.

         Management believes that the working capital and cash flow from operations of our retail division will be sufficient to meet the cash and capital requirements of our retail division for the next 12 months. Our plan for the growth of our telecommunications division includes an aggressive strategy to obtain as many new local access lines as our cash resources allow. We will need to expend cash and incur additional losses before we are able to grow our telecommunications business to a profitable level. We believe our cash and cash equivalent assets at February 28, 2001 will provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. However, as discussed above, many of our liquid assets consist of marketable securities. As the market relating to such securities could vary widely during the year, we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. The inability to carry out our operating plans may result in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

New Accounting Standards

         In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101B, must be adopted by recording the cumulative effect of the change in our fiscal quarter ending November 30, 2000. The initial adoption of SAB No. 101 did not have a material impact on our financial position or results of operations.

         The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement, as amended, is effective in fiscal years beginning after June 15, 2000, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instruments on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a significant impact on the Company's financial position or results of operations.

Item 7A. - Quantitative and Qualitative Disclosure About Market Risk

         Our debt is currently limited to $5,000,000 under our borrowing arrangements and such borrowings are at an effective rate of approximately five percent over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes.

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

                                    PART III

Item 10. - Directors and Executive Officers of the Company

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

Item 11. - Executive compensation

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

Item 13. - Certain Relationships and Related Transactions

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

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

                  (b)      1996  Restricted  Stock Award Plan,  incorporated  by
                           reference  to  Exhibit  A  to  the  Company's   Proxy
                           Statement dated October 24, 1996.

                  (c) Agreement and Plan of Merger dated January 21, 2000 between eLEC Communications Corp., eLEC Communications Sub I, Inc., and Telecarrier Services, Inc., Michael Lagana and Zina Hassel, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, dated January 21, 2000.


         (22) Subsidiaries - The significant wholly-owned subsidiaries are as follows:

     Name                                Jurisdiction of Organization
     ----                                ----------------------------
     Airline Ventures, Inc.              Texas
     Essex Communications, Inc.          New York
     Line One, Inc.                      New York
     TelcoSoftware.com Corp.             Delaware
     Telecarrier Services, Inc.          New Jersey

         (23)     Consent of Nussbaum Yates & Wolpow, P.C.

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K.

         none

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2001.

                                       eLEC COMMUNICATIONS CORP.
                                               (Company)



                                       By:   /s/ Paul H. Riss
                                          -------------------------------------
                                            Paul H. Riss
                                            Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



     Signature                         Title                         Date
----------------------   -----------------------------------  ------------------


/s/  Paul H. Riss        Chief Executive Officer              February 28, 2001
----------------------   Chief Financial Officer
Paul H. Riss             (Principal Accounting Officer)
                         Director


/s/ Joel Dupre           Chairman of the Board of Directors   February 28, 2001
----------------------
Joel Dupre


/s/ Eric M. Hellige      Director                             February 28, 2001
----------------------
Eric M. Hellige


/s/ Jonathan M. Berg     Director                             February 28, 2001
----------------------
Jonathan M. Berg
                            eLEC Communications Corp.
                            -------------------------


Item No.          Item Description                                          November 30, 2000
--------          ----------------                                          -----------------
5-02(1)           Cash and cash items                                        $      509,657
5-02(2)           Marketable securities                                           1,619,822
5-02(3)(a)(1)     Notes and accounts receivable-trade                             3,634,932
5-02(4)           Allowances for doubtful accounts                                  831,044
5-02(6)           Inventory                                                         529,933
5-02(9)           Total current assets                                            6,575,646
5-02(13)          Property, plant and equipment                                   2,622,398
5-02(14)          Accumulated depreciation                                          587,281
5-02(18)          Total assets                                                   14,866,830
5-02(21)          Total current liabilities                                       4,519,308
5-02(22)          Bonds, mortgages and similar debt                               1,715,723
5-02(28)          Preferred stock-mandatory redemption                                    0
5-02(29)          Preferred stock-no mandatory redemption                                12
5-02(30)          Common stock                                                    1,464,242
5-02(31)          Other stockholder's equity                                      7,167,545
5-02(32)          Total liabilities and stockholder's equity                     14,866,830
5-03(b)1(a)       Net sales of tangible products                                 13,876,965
5-03(b)1          Total revenue                                                  15,299,007
5-03(b)2(a)       Cost of tangible goods sold                                    10,071,536
5-03(b)2          Total costs and expenses applicable to sales and revenue        9,780,294
5-03(b)3          Other costs and expenses                                          605,553
5-03(b)5          Provision for doubtful accounts and notes                               0
5-03(b)(8)        Interest and amortization of debt discount                        127,309
5-03(b)(10)       Income/loss before taxes and other items.                      (6,350,770)
5-03(b)(11)       Income tax expense                                                      0
5-03(b)(14)       Income/loss continuing operations                              (6,350,770)
5-03(b)(15)       Discontinued operations                                           976,624
5-03(b)(17)       Extraordinary items                                                     0
5-03(b)(18)       Cumulative effect-change in accounting principles                       0
5-03(b)(19)       Net income or loss                                             (5,374,146)
5-03(b)(20)       Earnings per share-basic                                             (.41)
5-03(b)(20)       Earnings per  share-diluted                                          (.41)

"This schedule contains summary financial information extracted from the Balance Sheet and Income Statement and is qualified in its entirety by reference to such financial statements."

                                    FORM 10-K
                              ITEM 14(a)(1) AND (2)

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of eLEC Communications Corp. and Subsidiaries are included in Item 8:

Report of Independent Auditors                                                          F-2

    Consolidated balance sheets - November 30, 2000 and 1999                        F-3  - F-4

    Consolidated statements of operations - Years ended November 30,
      2000, 1999 and 1998                                                               F-5

    Consolidated statements of stockholders' equity - Years ended
      November 30, 2000, 1999 and 1998                                               F-6 - F-8

    Consolidated statements of cash flows - Years ended November 30,
      2000, 1999 and 1998                                                            F-9 - F-10

    Notes to consolidated financial statements - Years ended November
      30, 2000, 1999 and 1998                                                       F-11 - F-38

The following consolidated financial statement schedules of eLEC Communications
    Corp. and Subsidiaries are included in Item 14(d):

    Schedule II - Valuation and qualifying accounts - Years ended
       November 30, 2000, 1999 and 1998                                                F-39

                         Report of Independent Auditors

The Board of Directors and Shareholders
eLEC Communications Corp.
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of eLEC Communications Corp. and Subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and its subsidiaries as of November 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended November 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II for each of the years in the period ended November 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 15, 2001
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2000 AND 1999


                                     ASSETS

                                                            2000                    1999
                                                       ---------------        ---------------

Current assets:
   Cash and cash equivalents                           $      509,657         $      591,299
   Accounts receivable, principally trade - net of
     allowance of $831,000 and $424,000 in 2000
     and 1999                                               2,803,888              1,245,078
   Investment securities                                    1,619,822                      -
   Inventories                                                529,933                876,460
   Prepaid expenses and other current assets                  579,107                230,316
   Land and building held for sale                            533,239                596,304
                                                       --------------         --------------

                         Total current assets               6,575,646              3,539,457
                                                       --------------         --------------

Property, plant and equipment, net                          2,035,117                211,698
                                                       --------------         --------------

Other assets:
   Other investments                                          100,000              1,469,929
   Goodwill, net of accumulated amortization of
     $894,192 and $352,966 in 2000 and 1999                 3,421,512              1,554,370
   Investment securities, non-current                       2,000,000                      -
   Other                                                      734,555                521,683
                                                       --------------         --------------

                                                            6,256,067              3,545,982
                                                       --------------         --------------

                         Total assets                     $14,866,830           $  7,297,137
                                                       --------------         --------------



                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   2000                   1999
                                                              --------------         --------------

Current liabilities:
   Secured short-term borrowings                              $      150,000          $           -
   Current maturities of long-term debt                              398,709                523,695
   Due to related parties                                                  -                 34,725
   Accounts payable                                                2,364,977              1,302,714
   Accrued expenses                                                1,294,457              1,611,105
   Taxes payable                                                     311,165                168,599
                                                              --------------         --------------

              Total current liabilities                            4,519,308              3,640,838
                                                               -------------          -------------

Long-term debt, less current maturities                            1,715,723                197,772
                                                               -------------         --------------

Commitments and contingencies

Stockholders' equity:
   Preferred  stock,  $.10 par  value;  1,000,000
     shares  authorized,  Series B issued, 116
     and 196 shares in 2000 and 1999,
     liquidation preference $1,000 per share                              12                     20
   Common stock, $.10 par value; 50,000,000 and
     20,000,000 shares authorized in 2000 and 1999;
     14,642,421 and      11,287,164 shares issued in
     2000 and 1999                                                 1,464,242              1,128,715
   Capital in excess of par value                                 25,319,457             18,808,397
   Deficit                                                       (21,744,234)           (16,370,088)
   Treasury stock at cost, 11,000 shares                             (27,500)               (27,500)
   Accumulated other comprehensive income (loss)                   3,619,822                (81,017)
                                                               -------------         --------------

              Total stockholders' equity                           8,631,799              3,458,527
                                                               -------------         --------------

              Total liabilities and stockholders' equity         $14,866,830           $  7,297,137
                                                               -------------         --------------


          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


                                                                  2000                1999                1998
                                                              -------------       ------------        ------------
Revenues:
   Telecommunications services                                  $11,895,948         $2,275,474         $   373,885
   Specialty retail travel products                               1,981,017          1,894,557           1,111,339
                                                              -------------       ------------        ------------

          Total revenues                                        13,876,965           4,170,031           1,485,224
                                                              -------------       ------------        ------------

Costs and expenses:
   Costs of telecommunication services                            8,840,397          1,884,949             321,430
   Cost of specialty retail travel product sales                  1,231,139          1,117,749             623,242
   Selling, general and administrative                            9,014,653          2,741,264           1,181,873
   Depreciation and amortization                                    765,641            330,054             139,451
   Equity in loss of Access One Communications
     Corp.                                                                -          1,661,630           1,423,300
   Equity in loss of RiderPoint, Inc.                               605,553                  -                   -
                                                              -------------       ------------        ------------

          Total costs and expenses                               20,457,383          7,735,646           3,689,296
                                                              -------------       ------------        ------------

Loss from operations                                             (6,580,418)        (3,565,615)         (2,204,072)
                                                              -------------       ------------        ------------

Other income (expense):
   Interest expense                                                (127,309)           (15,419)               (467)
   Interest income                                                   40,541             18,546                   -
   Gain on sale of investment securities                          1,422,042                  -                   -
   Loss from impairment of investments                           (1,105,626)                 -                   -
                                                              -------------       ------------        ------------

Total other income (expense)                                        229,648              3,127                (467)
                                                              -------------       ------------        ------------

Loss from continuing operations                                  (6,350,770)        (3,562,488)         (2,204,539)
                                                              -------------       ------------        ------------

Discontinued operations:

   Gain (loss) from discontinued operations                               -         (3,179,361)         (2,772,464)
   Estimated gain (loss) on disposal of discontinued
     operations                                                     976,624           (763,704)                  -
                                                              -------------       ------------        ------------

          Gain (loss) from discontinued operations                  976,624       (  3,943,065)       (  2,772,464)
                                                              -------------       ------------        ------------

Net loss                                                      ($  5,374,146)       ($7,505,553)        ($4,977,003)
                                                              -------------       ------------        ------------
Basic and diluted income (loss) per share:
   Continuing operations                                      (        .48)       ($       .41)       ($       .43)
   Discontinued operations                                     $       .07        ($       .45)       ($       .53)
                                                              -------------       ------------        ------------

   Net loss                                                   ($       .41)       ($       .86)       ($       .96)
                                                              -------------       ------------        ------------

Weighted-average number of common shares
   outstanding                                                   13,206,506          8,717,554           5,184,748
                                                              -------------       ------------        ------------

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998



                                           Preferred Stock               Common Stock             Capital
                                           ----------------        -----------------------     In Excess of
                                           Shares    Amount         Shares         Amount        Par Value         Deficit
                                           ------    ------        ---------      --------     ------------      ------------
Balance, November 30, 1997                   -        $ -          4,300,400      $430,040     $7,753,368        ($3,887,532)
   Net loss                                  -          -              -              -              -           ( 4,977,003)
   Translation adjustment                    -          -              -              -              -                -

   Comprehensive income (loss)               -          -              -              -              -                -
   Exercise of stock options                 -          -            15,000         1,500          16,688             -
   Stock issued for debt retirement          -          -           260,000        26,000       1,144,000             -
   Exercise of warrants                      -          -           212,000        21,200         446,704             -
   Stock issued for acquisition of
     Essex Communications, Inc.              -          -           350,000        35,000         702,820             -
   Stock issued for acquisition of
     Webquill Internet Services, LLC         -          -           375,000        37,500         637,500             -
   Issuance of preferred stock               700         70            -              -           651,315             -
   Stock issued for services                 -          -            30,916         3,091          19,520             -
   Stock issued for equity investment
     in Access One Communications            -          -           800,000        80,000       1,479,100             -
   Reduction in treasury stock held
     by equity investee                      -          -              -              -              -                -
                                           ------   --------      -----------    ---------    ------------       ------------
Balance, November 30, 1998                   700      $  70        6,343,316      $634,331    $12,851,015        ($8,864,535)
                                           ------   --------      -----------    ---------    ------------       ------------


                                                                           Accumulated
                                                           Treasury           Other
                                                          Stock  Held     Comprehensive          Total
                                          Treasury         by Equity          Income         Stockholders'
                                            Stock          Investee           (Loss)            Equity
                                          ---------       -----------       ----------        ----------
Balance, November 30, 1997                ($27,500)        ($420,000)       ($632,751)        $3,215,625
                                                                                              ----------
   Net loss                                   -                -                -             (4,977,003)
   Translation adjustment                     -                -              (47,154)           (47,154)
                                                                                              ----------
   Comprehensive income (loss)                -                -                -             (5,024,157)
   Exercise of stock options                  -                -                -                 18,188
   Stock issued for debt retirement           -                -                -              1,170,000
   Exercise of warrants                       -                -                -                467,904
   Stock issued for acquisition of
     Essex Communications, Inc.               -                -                -                737,820
   Stock issued for acquisition of
     Webquill Internet Services, LLC          -                -                -                675,000
   Issuance of preferred stock                -                -                -                651,385
   Stock issued for services                  -                -                -                 22,611
   Stock issued for equity investment
     in Access One Communications             -                -                -              1,559,100
   Reduction in treasury stock held
     by equity investee                       -              260,604            -                260,604
                                          --------         ----------       ----------        ----------

Balance, November 30, 1998                ($27,500)        ($159,396)       ($679,905)        $3,754,080
                                          --------         -----------      ----------        ----------

                                  (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998



                                            Preferred Stock              Common Stock           Capital
                                           -----------------       ----------------------     In Excess of
                                           Shares     Amount        Shares       Amount         Par Value            Deficit
                                           ------     ------       ---------    ---------     ------------         ------------
Balance, November 30, 1998                   700        $70        6,343,316    $ 634,331     $12,851,015          ($8,864,535)

   Net loss                                                                                                         (7,505,553)
   Translation adjustment, including
     a reclassification adjustment of
     $572,170 related to dissolution
     of Hong Kong subsidiary                 -           -              -            -               -                   -
   Comprehensive income (loss)               -           -              -            -               -                   -
   Stock issued for services                 -           -            25,000        2,500          35,000                -
   Issuance of common stock                                        1,890,055      189,005       1,836,719                -
   Exercise of stock options                 -           -            37,000        3,700          40,050                -
   Stock issued for debt retirement          -           -         1,484,780      148,478       1,945,953                -
   Stock issued for acquisition of
     Tag Air, Inc.                           -           -           149,210       14,921         158,014                -
   Stock issued for acquisition of
     Peconic Telco, Inc.                     -           -            69,000        6,900         113,850                -
   Stock issued for investment in
     RiderPoint, Inc.                        -           -           550,000       55,000       1,201,250                -
   Stock issued for investment in
     Skyclub Communications                  -           -           120,149       12,015         158,801                -
   Stock issued for equity investment
     in Access One Communications
     Corp.                                   -           -         1,420,000      142,000       1,689,800                -
   Access One Communications Corp.
     put exercise                            -           -        (1,400,000)    (140,000)     (1,666,000)               -
   Reduction in treasury stock held
     by equity investee                      -           -              -            -                -                  -
   Stock issued for performance con-
     ditions of Essex Communications         -           -           225,000       22,500         212,650                -
   Conversion of Series A preferred
     stock to common stock                  (700)       (70)         373,654       37,365         (37,295)               -
   Issuance of Series B preferred stock      196         20             -            -            195,909                -
   Adjustment of expenses incurred
     in raising equity                       -          -               -            -             72,681                -
                                           ------     ------      ----------   ----------     ------------        -------------
Balance, November 30, 1999                   196        $20       11,287,164   $1,128,715     $18,808,397         ($16,370,088)
                                           ======     ======      ==========   ==========     ============        =============



                                                                                 Accumulated
                                                                 Treasury           Other
                                                                Stock  Held     Comprehensive           Total
                                                Treasury         by Equity          Income           Stockholders'
                                                  Stock          Investee           (Loss)              Equity
                                                ---------       -----------       ----------          -----------

Balance, November 30, 1998                       ($27,500)      ($159,396)          ($679,905)        $3,754,080
                                                                                                      ----------
   Net loss                                                                                           (7,505,553)
   Translation adjustment, including
     a reclassification adjustment of
     $572,170 related to dissolution
     of Hong Kong subsidiary                         -               -                598,888            598,888
                                                                                                      ----------
   Comprehensive income (loss)                       -               -                   -            (6,906,665)
   Stock issued for services                         -               -                   -                37,500
   Issuance of common stock                          -               -                   -             2,025,724
   Exercise of stock options                         -               -                   -                43,750
   Stock issued for debt retirement                  -               -                   -             2,094,431
   Stock issued for acquisition of
     Tag Air, Inc.                                   -               -                   -               172,935
   Stock issued for acquisition of
     Peconic Telco, Inc.                             -               -                   -               120,750
   Stock issued for investment in
     RiderPoint, Inc.                                -               -                   -             1,256,250
   Stock issued for investment in
     Skyclub Communications                          -               -                   -               170,816
   Stock issued for equity investment
     in Access One Communications
     Corp.                                           -               -                   -             1,831,800
   Access One Communications Corp.
     put exercise                                    -               -                   -            (1,806,000)
   Reduction in treasury stock held
     by equity investee                              -            159,396                -               159,396
   Stock issued for performance con-
     ditions of Essex Communications                 -               -                   -               235,150
   Conversion of Series A preferred
     stock to common stock                           -               -                   -                -
   Issuance of Series B preferred stock              -               -                   -               195,929
   Adjustment of expenses incurred
     in raising equity                               -               -                   -                72,681
                                                ---------       -----------         ----------        ----------
Balance, November 30, 1999                       ($27,500)       $   -              ($ 81,017)        $3,458,527
                                                =========       ===========         ==========        ==========

                                  (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998



                                                   Preferred Stock              Common Stock             Capital
                                                 -------------------       -----------------------     In Excess of
                                                 Shares       Amount        Shares       Amount          Par Value        Deficit
                                                 ------       ------       ---------    ----------      ------------   ------------
Balance, November 30, 1999                         196          $20        11,287,164   $1,128,715      $18,808,397    ($16,370,088)

Net loss -                                         -             -              -             -               -          (5,374,146)
   Translation adjustment, reclassification
     adjustment related to discontinued
     operations of Canadian subsidiary             -             -              -             -               -               -
   Unrealized gain on investment securities        -             -              -             -               -               -
   Comprehensive income (loss)                     -             -              -             -               -               -
   Issuance of common stock                        -             -            777,000       77,700        1,614,300           -
   Exercise of stock options                       -             -            202,285       20,229          375,584           -
Exercise of warrants                               -             -            688,972       68,898        1,682,712           -
Stock issued in settlement of liabilities                                     107,000       10,700          211,132           -
Stock issued for services                          -             -             50,000        5,000           38,750           -
Stock issued for acquisition of
  Telecarrier Services, Inc.                       -             -            500,000       50,000        1,087,500           -
Stock issued for acquisition of assets
  of Telecom Software Solutions, Inc.              -             -            100,000       10,000          278,750           -
Stock issued for acquisition of Line
  One, Inc.                                        -             -            400,000       40,000          292,500           -
Stock issued for equity investment
  in RiderPoint, Inc.                              -             -            300,000       30,000          311,250           -
Stock issued for performance condi-
  tions of Webquill Internet Services,
  LLC                                              -             -            150,000       15,000          313,125           -
Conversion of Series B preferred
  stock to common stock                            (80)          (8)           80,000        8,000           (7,992)          -
Issuance of warrants in connection with
  financing agreement                              -            -           -                 -             313,449           -
                                                 ------       ------       ----------   ----------      ------------   ------------
Balance, November 30, 2000                         116          $12        14,642,421   $1,464,242      $25,319,457    ($21,744,234)
                                                 ======       ======       ==========   ==========      ============   ============


                                                               Accumulated
                                                                 Other
                                                              Comprehensive         Total
                                                Treasury         Income          Stockholders'
                                                  Stock          (Loss)             Equity
                                                ---------     ------------       -------------
Balance, November 30, 1999                      ($27,500)     ($  81,017)          $3,458,527
                                                                                   ----------
Net loss                                             -                -            (5,374,146)
   Translation adjustment, reclassification
     adjustment related to discontinued
     operations of Canadian subsidiary               -             81,017              81,017
   Unrealized gain on investment securities          -          3,619,822           3,619,822
                                                                                   ----------
  Comprehensive income (loss)                        -                -            (1,673,307)
   Issuance of common stock                          -                -             1,692,000
   Exercise of stock options                         -                -               395,813
  Exercise of warrants                               -                -             1,751,610
   Stock issued in settlement of liabilities         -                -               221,832
   Stock issued for services                         -                -                43,750
   Stock issued for acquisition of
     Telecarrier Services, Inc.                      -                -             1,137,500
   Stock issued for acquisition of assets
     of Telecom Software Solutions, Inc.             -                -               288,750
   Stock issued for acquisition of Line
     One, Inc.                                       -                -               332,500
   Stock issued for equity investment
     in RiderPoint, Inc.                             -                -               341,250
   Stock issued for performance condi-
     tions of Webquill Internet Services,
     LLC                                             -                -               328,125
   Conversion of Series B preferred
     stock to common stock                           -                -                    -
   Issuance of warrants in connection with
     financing agreement                             -                -                313,449
                                                ---------     ------------       -------------
Balance, November 30, 2000                      ($27,500)       $3,619,822          $8,631,799
                                                =========     ============       =============


          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


                                                                       2000                  1999                1998
                                                                  ----------------     --------------      --------------
Operating activities:
Net loss                                                             ($5,374,146)         ($7,505,553)        ($4,977,003)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                       765,641              375,958             227,005
     Abandonment of property plant and equipment                             -                227,232                 -
     Translation adjustment related to liquidation
       of Hong Kong subsidiary                                               -                572,170                 -
     Translation adjustment related to discontinued
       operations of Canadian subsidiary                                  81,017                  -                   -
     Loss on impairment of long-lived assets                           1,105,626                  -                   -
     Gain on sale of investment securities                            (1,422,042)                 -                   -
     Loss on equity investment including goodwill
       amortization of $234,398 in 2000 and
       $375,000 in 1999 and 1998                                         605,553            1,661,630           1,423,300
     Stock issued for services                                            43,750               37,500              22,611
     Provision for losses on accounts receivable
       and other assets                                                  781,000              108,000             299,000
     Loss on sale of property, plant and equipment                           -                  7,499                 -
     Gain on sale of land and building
       of discontinued operations                                       (336,935)            (169,650)                -
     Changes in operating assets and liabilities,
       net of effects of acquisitions
       and other transactions:
         Accounts receivable                                          (2,055,420)             213,107           1,289,333
         Inventories                                                     346,527            3,526,891           3,275,479
         Prepaid expenses and other current assets                      (307,020)               5,938              49,583
         Other assets                                                   (246,309)              75,146              41,839
         Accounts payable, accrued expenses and taxes                    503,931            1,474,447             131,568
                                                                     -----------          -----------         -----------

Net cash provided by (used in) operating activities                   (5,508,827)             610,315           1,782,715
                                                                     -----------          -----------         -----------

Investing activities, net of effects of acquisitions:
   Proceeds from sale of investment securities                         1,311,850                  -                   -
   Purchases of property, plant and equipment                         (1,218,264)            (120,935)            (57,765)
   Proceeds from sale of property, plant and equipment                       -                  9,840                 -
   Cash inflow from agreement to sell subsidiary                          58,216               39,998              50,224
   Payment of certain obligations of WebQuill Internet
     Services, LLC                                                           -                    -              (150,000)

   Acquisitions, net of cash acquired                                     61,924              (24,053)                -
                                                                     -----------          -----------         -----------

Net cash provided by (used in) investing activities                      213,726              (95,150)           (157,541)
                                                                     ===========          ===========         ===========


          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


                                                                          2000               1999                1998
                                                                      -----------        -----------          -----------

Financing activities:
   Proceeds from (repayment of) revolving credit
     line, net                                                         $1,452,534        ($2,768,944)         ($2,527,977)

   Repayment of long-term debt, net of exchange rate                      (54,212)             6,073               (8,470)
   Officer loan, net of repayment                                             -              227,000                  -

   Proceeds from exercise of stock options                                371,528             43,750               18,188

   Proceeds from private placement of common stock                      1,692,000          2,025,774                  -

   Proceeds from exercise of warrants                                   1,751,609                -                467,904

   Proceeds from issuance of preferred stock                                  -              195,929              651,385
                                                                      -----------        -----------          -----------

Net cash provided by (used in) financing activities                     5,213,459           (270,418)          (1,398,970)
                                                                      -----------        -----------          -----------

Effect of exchange rate changes on cash                                       -               (5,937)              12,095
                                                                      -----------        -----------          -----------

Increase (decrease) in cash and cash equivalents                          (81,642)           238,810              238,299

Cash and cash equivalents at beginning of year                            591,299            352,489              114,190
                                                                      -----------        -----------          -----------

Cash and cash equivalents at end of year                              $   509,657        $   591,299          $   352,489
                                                                      -----------        -----------          -----------

Cash paid during the year for:

   Interest                                                           $   114,530        $   297,209          $   502,005
                                                                      -----------        -----------          -----------

   Income taxes                                                       $       -          $       -            $       -
                                                                      -----------        -----------          -----------

Supplemental disclosure of non-cash investing and financing activities:

   See Notes 2, 4, 5, 9 and 10.


          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


1.     Description of Business and Summary of Accounting Principles
       ------------------------------------------------------------

       Description of Business and Concentration of Credit Risk

       eLEC Communications Corp. ("eLEC" or the "Company") is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. The Company offers small and medium-sized businesses an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, enhanced voice, data and a full suite of Internet services. The Company plans to build a nationwide local access platform covering the 48 continental states. As of February 15, 2001, the Company had signed interconnection agreements with incumbent local exchange carriers ("ILECs") in 48 states, and had received approval from state regulators to operate in 28 states. The Company also provides high speed Internet access via digital subscriber lines ("DSL"), and plans to offer DSL services to customers nationwide in anticipation of eventually being able to provision voice traffic over DSL.

       The Company presently has two active business segments. The first, and the principal focus of the Company, is as a competitive local exchange carrier to resell and provide low cost alternative telecommunication services and other bundled services, focusing on small and medium-sized business users. The second is as a specialty retailer that sells travel products, uniforms and study guides via retail stores, E-commerce sites and a Web site primarily to professional airline crew members.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


1.     Description of Business and Summary of Accounting Principles (Continued)
       ------------------------------------------------------------------------

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

       Investment Securities

       In accordance with generally accepted accounting principles, the Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investment securities be classified as trading, held-to-maturity or available-for-sale. Investment securities consist of equity securities classified as available-for-sale and are carried at fair value with unrealized gains or losses to be reported in a separate component of shareholders' equity. Restricted investment securities consist of securities held by RFC Capital Corporation ("RFC") as collateral in connection with the financing agreement described in Note 5.

       Property, Plant and Equipment and Depreciation

       Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are twenty years for buildings, five to ten years for machinery and equipment, and the life of lease for leasehold improvements.

       Foreign Currency Translation

       Assets  and  liabilities  of  the  Company's  foreign   subsidiaries  are
       translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders' equity.

1.     Description of Business and Summary of Accounting Principles (Continued)
       ------------------------------------------------------------------------

       Income Taxes

       The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse and the effect of net operating loss carryforwards. Deferred tax expense is the result of changes in deferred tax assets and liabilities. A valuation allowance has been established to eliminate the deferred tax assets as it is more likely than not that such portion of the deferred tax assets will not be realized.

       Revenue Recognition

       Revenues from voice, data and other telecommunication-related services are recognized in the period in which subscribers use the related services. Revenues from equipment sales and related installation charges, which have not been significant to date, are recognized upon delivery and completion of the installation of the related equipment and acceptance by the customer, at which point legal title passes to the customer. Revenues for carrier interconnection and access are recognized in the period in which the service is provided. The Company believes that it is entitled to derive reciprocal compensation revenue amounts from the Regional Bell Operating Companies ("RBOC's"). However, the Company has been unable to obtain the necessary information from the RBOC's in order to evaluate its ability to bill reciprocal compensation revenue. Accordingly, the Company has concluded that reciprocal compensation revenue will be recognized only at such time in the future that the Company has sufficient information to evaluate that (1) the revenue process for reciprocal compensation has been completed and the revenue has been earned; (2) the amount of such revenue that has been earned can be quantified and that such amount is realizable, due and payable to the Company; and (3) the ultimate collectibility of such revenue is reasonably assured. Revenue from the Company's specialty retail business and from the Company's discontinued luggage business is recognized upon shipment or delivery of merchandise to the customer, at which time legal title passes.

       The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

1.     Description of Business and Summary of Accounting Principles (Continued)
       ------------------------------------------------------------------------

       Earnings (Loss) Per Share

       Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of stock options, warrants and convertible preferred stock. Such options, warrants and convertible preferred stock have not been included in the computations as they were antidilutive in 2000, 1999 and 1998, but may become dilutive in the future.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       Goodwill and Other Intangible Assets

       The excess cost over net assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of current and future levels of operating income and cash flows, as well as other factors.

       Impairment of Long-Lived Assets

       The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows or appraised values, depending upon the nature of the assets.

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

1.     Description of Business and Summary of Accounting Principles (Continued)
       ------------------------------------------------------------------------

       Advertising

       Advertising  costs  are  expensed  as  incurred.   Advertising   expense,
       principally related to discontinued operations, amounted to approximately $34,000 in 2000, $48,000 in 1999 and $78,000 in 1998.

       Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

       o      Cash and Cash Equivalents

              The carrying amount approximates fair value because of the short maturity of those instruments.

       o      Investment Securities

              The fair value of the Company's investment in marketable equity securities is based upon the quoted market price.

       o      Long-Term Debt

              The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

       The Company has no instruments with significant off-balance-sheet risk.

1.     Description of Business and Summary of Accounting Principles (Continued)
       ------------------------------------------------------------------------

       Recent Accounting Pronouncements

       The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement, as amended, is effective in fiscal years beginning after June 15, 2000, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instruments on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. The adoption of SFAS 133 is not expected to have a significant impact on the Company's financial position or results of operations.

       Reclassification

       Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2.     Acquisitions
       ------------

       Year Ended November 30, 1998

       On February 27, 1998, the Company acquired all of the outstanding shares of common stock of Essex Communications, Inc. ("Essex") in exchange for 250,000 shares of the Company's common stock and warrants to purchase up to 225,000 shares of the Company's common stock at $2.75 per share, of which warrants to purchase 75,000 shares vested immediately, warrants to purchase 75,000 shares vested during the fiscal year ended November 30, 1999 upon the attainment of certain performance conditions, and warrants to purchase 75,000 shares will vest if certain additional performance conditions are met. In addition, if certain performance conditions are met, up to 600,000 additional shares of common stock may be issued. As of November 30, 2000 and 1999, 325,000 of such shares had been issued to the former shareholders of Essex. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $737,000, which is being amortized on a straight-line basis over seven years. The results of operations of Essex are included in the accompanying financial statements from the date of acquisition.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998


2.     Acquisitions (Continued)
       ------------------------

       Year Ended November 30, 1998 (Continued)

       On August 14, 1998, the Company acquired all of the membership interests of WebQuill Internet Services LLC ("Webquill") in exchange for 525,000 shares of the Company's common stock (of which 375,000 shares were delivered to the sellers and 150,000 shares were deposited in an escrow account to be delivered upon attainment of certain performance conditions) and the payment of $150,000 of Webquill's obligations. During 2000, the performance conditions were met and the shares were released from escrow. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $750,000, which is being amortized on a straight-line basis over seven years. The results of operations of WebQuill are included in the accompanying financial statements from the date of acquisition.

       Year Ended November 30, 1999

       In January 1999, the Company acquired all of the outstanding shares of Tag Air, Inc. ("Tag Air") in exchange for 149,210 shares of the Company's common stock valued at approximately $173,000 in a transaction accounted for as a purchase. Tag Air is a retailer that sells name brand luggage, apparel and travel-related accessories to airline pilots and flight crews. This transaction was accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $47,000, which is being amortized on a straight-line basis over seven years. On November 17, 1999, the Company acquired all of the outstanding shares of common stock of Peconic Telco, Inc. ("Peconic") in exchange for 69,000 shares of its common stock, valued at $120,750, plus a cash payment of $28,000. Peconic is an installer of telephones and telephone equipment. The purchase price exceeded the fair value of the net assets acquired by approximately $135,000, which is being amortized on a straight-line basis over seven years. The results of operations of Tag Air and Peconic are included in the accompanying financial statement from the date of acquisition.

       In April 1999, the Company issued 250,000 shares of its common stock, valued at $412,500, in exchange for a 19% interest in RiderPoint Inc. ("RiderPoint"). On November 30, 1999, an additional 300,000 shares, valued at $862,500, were issued, thereby increasing the Company's ownership in RiderPoint to 27% on said date (see Note 15). On October 23, 2000, an additional 300,000 shares valued at $341,250 were issued, increasing the Company's ownership interest in RiderPoint to 36.7% on said date. RiderPoint has developed an Internet website which provides an online insurance rating program for comparing and buying motorcycle insurance. On May 25, 1999, the Company issued 120,149 shares of its common stock, valued at $170,816, in exchange for a 19% interest in Skyclub Communications Holding Corp. ("Skyclub"). Skyclub provides digital satellite systems for the reception of direct television and high-speed Internet services.

       ------------------------

       Year Ended November 30, 1999 (Continued)

       For the year ended November 30, 1999, the investment in RiderPoint was accounted for on the cost method. Commencing on December 1, 1999, the Company began to account for its investment in RiderPoint on the equity method of accounting.

       See Note 16 for the Company's subsequent disposition of its interests in RiderPoint and Sky Club.

       Year Ended November 30, 2000

       On January 21, 2000, the Company acquired Telecarrier Services, Inc. ("Telecarrier"), a competitive local exchange carrier located in New Jersey for 500,000 shares of its common stock valued at $1,137,500 plus other consideration for all the issued and outstanding shares of Telecarrier, and an additional 280,000 shares of the Company's common stock may be issued upon the attainment of certain performance conditions. The purchase price exceeded fair value of the net assets acquired by approximately $1,274,000, which is being amortized on a straight-line basis over seven years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in the financial statements from the date of acquisition.

       On April 4, 2000, the Company purchased substantially all the assets of Telecom Software Solutions, Inc. ("Telecom") for 100,000 shares of its common stock, valued at $288,750. Telecom is in the business of designing, developing and licensing computer software and billing systems for the telecommunications industry. The purchase price exceeded the fair value of the net assets acquired by approximately $277,000, which is being amortized on a straight-line basis over seven years.

       On October 13, 2000, the Company acquired all the outstanding shares of common stock of Line-One, Inc. ("Line-One") for 400,000 shares of the Company's common stock, valued at approximately $332,500. Line-One is engaged in the business of telemarketing. In addition, there are contingent cash payments and stock options vesting on attainment of certain performance conditions. The purchase price exceeded the fair value of the net assets acquired by approximately $480,000, which is being amortized on a straight-line basis over seven years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired business is included in the financial statements from the date of acquisition.

       ------------------------

       Year Ended November 30, 2000 (Continued)

       The following unaudited pro forma financial information for the years ended November 30, 2000 and 1999, assumes all acquisitions occurred as of December 1, 1998, giving effect to the amortization of goodwill. The pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that may occur in the future or that would have occurred had the acquisitions been effected on December 1, 1998.

                                                                       Pro forma (unaudited)
                                                                      Year ended November 30,
                                                                     2000                 1999
                                                                  -------------      --------------

       Revenues                                                    $16,833,125         $11,315,050

       Loss from continuing operations                              (6,627,146)         (3,892,180)
       Income (loss) from discontinued operations                      976,624          (3,943,065)
                                                                  -------------      --------------

       Net loss                                                    ($5,650,522)        ($7,835,245)
                                                                  -------------      --------------

       Basic and diluted net income (loss) per common share:
         Continuing operations                                          ($ .50)             ($ .45)
         Discontinued operations                                           .07              (  .45)
                                                                  -------------      --------------
       Net loss                                                         ($ .43)             ($ .90)
                                                                  -------------      --------------

3.     Investment Securities
       ---------------------

       Details as to investment securities at November 30, 2000 are as follows:

                                               Fair            Unrealized
                                 Cost          Value          Holding Gain
                                 ----          -----          ------------
       Equity securities        $  -         $3,619,822        $3,619,822


       The Company's investment securities consisted of 1,809,911 common shares of Talk.com, Inc. ("Talk") (See Note 13), valued at $2.00 per share. 187,691 of such shares were placed in escrow until August 2001. 1,000,000 of such shares were held in escrow by a lender to secure long-term debt (see Note 5), and are classified as a non-current asset. In addition, the Company holds a non-marketable warrant to purchase 285,714 Talk shares at $2.10 per share, expiring in 2005. The Talk shares have been subject to signifcant market fluctuations.

4.     Property, Plant and Equipment
       -----------------------------

                                                                       2000                 1999
                                                                 --------------        -------------
       Machinery and equipment                                      $   735,380             $222,272
       Computer equipment and software                                1,030,208               27,000
       Furniture and fixtures                                           253,196               73,462
       Leasehold improvements                                           203,614                  -
       Assets designated for capital expenditure (Note 10)              400,000                  -
                                                                 --------------        -------------

                                                                      2,622,398              322,734
       Less accumulated depreciation and amortization                   587,281              111,036
                                                                 --------------        -------------

                                                                    $ 2,035,117             $211,698
                                                                 --------------        -------------

5.     Long-Term Debt
       --------------

       On October 23, 2000, the Company converted the existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex, to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (the interest rate was 14% at November 30, 2000), and the agreement requires an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC, the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral for such guarantee 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The warrants expire on October 23, 2010. The fair market value of the warrants granted to RFC of $313,449 was determined by the use of the Black-Scholes method and has been accounted for as additional interest expense over the term of the agreement.

5.     Long-Term Debt
       --------------

       Line-One has a $140,000 line of credit with a bank. Amounts drawn on the line bear interest at prime plus 1%, and 1/36th of the outstanding principal plus interest is payable monthly. The line matures on December 14, 2002.

       In connection with the financing of its discontinued luggage business, the Company had entered into a secured financing agreement with Coast Business Credit, a division of Southern Pacific Thrift and Loan Association, with interest at 2% above prime. The loan was repaid in full in December 1999.

       The Company's Canadian subsidiary had a real property mortgage of approximately $368,000, payable on demand with interest at 10.25%. In December 2000, the mortgage was repaid as the property was sold (see Note
       10).

       Long-term debt consists of the following:

                                                                    2000                1999
                                                                -------------        ------------
         Loan payable to RFC, net of unamortized
           discount of $304,742 in 2000                            $1,564,927            $197,772

         Line of credit, bank                                          55,552                 -

         Loan payable to Coast                                            -               219,363

         Canadian subsidiary mortgage payable                         283,920             304,332

         Equipment loans  payable in aggregate  monthly
           installments  of $4,940 including interest
           ranging from 5% to 17% maturing in 2004                    210,033                 -
                                                                 ------------        ------------

                                                                    2,114,432             721,467
         Less current maturities                                      398,709             523,695
                                                                 ------------        ------------

                                                                   $1,715,723            $197,772
                                                                 ------------        ------------

       --------------------------

       Principal payments are due as follows:

            Year ended November 30,

                  2001                     $   398,709
                  2002                         115,579
                  2003                       1,591,986
                  2004                           8,158
                                           ------------
                                           $ 2,114,432
                                           ============

6.     Income Taxes
       ------------

       At November 30, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $15,000,000 expiring in the years 2001 through 2020. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2000 and 1999 are as follows:

                                                                    2000                   1999
                                                                 --------------        -------------

           Deferred tax assets:
              Net operating loss carryforwards                      $5,260,000            $5,250,000
              Allowance for doubtful accounts and accruals             270,000               120,000
              Depreciation                                              20,000                80,000
                                                                 -------------         -------------

                                                                     5,550,000             5,450,000
           Valuation allowance                                      (5,550,000)           (5,450,000)
                                                                 -------------         -------------

           Net deferred tax assets                               $         -           $         -
                                                                 =============         =============

       The valuation allowance at November 30, 1998 was $3,800,000.

       ------------------------

       The following is a reconciliation of the tax provisions for the three years ended November 30, 2000 with the statutory Federal income tax rates:

                                                            Percentage of Pre-Tax Income
                                                           2000         1999          1998
                                                         --------     --------      ---------
       Statutory Federal income tax rate                  (34.0%)      (34.0%)       (34.0%)
       Equity loss on investment in Access One               -          (7.5)         (9.7)
       Equity loss on investment in RiderPoint             (3.8)          -             -
       Utilization of foreign tax loss carryforwards/
         carryback                                           -            -           (3.2)
       Operating losses generating no current tax
         benefit, United States                            37.8         41.5          43.7
                                                         --------     --------      ---------
                                                             -            -           (3.2%)
                                                         ========     ========      =========

7.     Pension Plans
       -------------

       The Company has a defined benefit plan covering two active and a number of former employees. The benefits provided are primarily based upon years of service and compensation, as defined. The Company's funding policy is to contribute annually the minimum amount required to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of investments in money market funds.

       Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

       -------------------------

       Net periodic pension cost (gain) included the following components:

                                                          2000           1999           1998
                                                        ---------      ---------     ---------
       Interest cost on projected benefit obligation     $57,891        $57,734        $56,393
       Return on assets                                  (59,045)       (61,874)       (63,704)
       Net amortization and deferral                       3,761           (584)        (4,112)
                                                        --------       --------      ---------

                                                         $2,607         ($4,724)      ($11,423)
                                                        --------       --------      ---------

       Following is a summary of significant actuarial assumptions used:

                                                       2000        1999         1998
                                                     --------    --------     --------
       Weighted-average discount rates                 7.0%         7.0%        7.0%
       Rates of increase in compensation levels        5.0%         5.0%        5.0%
       Expected long-term rate of return on assets     8.0%         8.0%        8.0%

       The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                                          November 30,
                                                                    2000               1999
                                                                 ----------         ----------
       Accumulated benefit obligation, including vested
         benefits of $833,048 and $835,772 at November
         30, 2000 and 1999, respectively                         ($833,048)         ($837,685)
                                                                 ----------         ----------
       Projected benefit obligation for service rendered
         to date                                                 ($754,818)         ($869,592)
       Plan assets at fair value, primarily money market
         funds                                                     574,632            744,098
                                                                 ----------         ----------
       Plan assets in excess of  (deficiency in) unfunded
         projected benefit obligation                             (180,186)          (125,494)
                                                                 ----------         ----------

       Accrued pension cost                                      ($180,186)         ($125,494)
                                                                 ----------         ----------

8.     Commitments
       -----------

       The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense was $511,000, $705,000 and $825,000 in 2000, 1999 and 1998, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

       The minimum  annual rental  commitments  under all operating  leases that
       have   remaining   non-cancelable   terms  in  excess  of  one  year  are
       approximately as follows:

                   Year ended November 30,
                            2001                $678,000
                            2002                 484,000
                            2003                 298,000
                            2004                 205,000
                            2005                  50,000

       On December 7, 2000, the Company acquired a facility in New Rochelle, New York, which will serve as the Company's future headquarters. The purchase price of the facility was $1,500,000, of which $1,100,000 was evidenced by a mortgage from the seller, and the remainder of the purchase price was paid in cash at closing (See Note 10). The mortgage requires interest payments only on a monthly basis through December 2005, when the entire principal balance becomes due. The interest rate is 10% through December 2001, and 11% for the remaining period.

9.     Related Party Transactions
       --------------------------

       As of November 30, 1998, the Company owed its Chairman, Mr. Joel Dupre ("Dupre"), approximately $8,000. During 1999, the Company borrowed an additional $235,000 from Dupre, resulting in a balance due of approximately $243,000. On September 10, 1999, the Company issued 272,000 shares of common stock (with a market value of approximately $357,000) and Dupre agreed to cancel indebtedness of $204,000; Dupre also agreed to repay certain luggage creditors approximately $153,000 of the Company's indebtedness to such creditors, relieving the Company of its obligations to such creditors. During the year ended November 30, 2000, AVI purchased approximately $92,000 of goods from a company controlled by Dupre.

       The Company imported substantially all of its discontinued luggage segment inventory from foreign vendors. In May 1998, the Company issued 260,000 shares to foreign vendors valued at $1,700,000, or $4.50 per share, in satisfaction of certain existing trade accounts payable to foreign vendors. Included in this amount were 155,556 shares issued to companies controlled by then existing shareholders. The agreement with such vendors provided that if the vendors were to sell such shares within one year at a price below $4.50 per share (subject to a $2.25 floor), up to an additional 260,000 shares would be issued to the vendors. Subsequent thereto, the Company incurred additional obligations to foreign vendors, and the price of the Company's common stock fell substantially below $4.50 per share. During fiscal 1999, the Company agreed to issue 1,152,780 shares of the Company's common stock in complete satisfaction of indebtedness to such vendors. In fiscal 1999, the Company recorded an increase in stockholders' equity of approximately $1,803,000 related to this issuance along with a related decrease in accounts payable.

       During the years ended November 30, 1999 and 1998, the Company purchased approximately $809,000 and $2,287,000, respectively, of luggage and backpack products from companies controlled by stockholders. During the years ended November 30, 1999 and 1998, the Company incurred buying commissions of approximately $103,000 and $312,000, respectively, to companies controlled by stockholders. As of November 30, 1999, there was outstanding $11,312 to such related parties.

10.    Discontinued Operations
       -----------------------

       On July 19, 1999, the Board of Directors of the Company adopted a plan to discontinue the Company's luggage business as part of the Company's strategic focus on telecommunications and Internet services. As of November 30, 1999, a substantial portion of the luggage business had already been disposed of and the remaining portion was disposed of during fiscal 2000. The luggage business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) 30. The related real estate, which is classified as assets held for sale, was in contract for sale at November 30, 2000 and was disposed of on December 5, 2000. The Company has designated $400,000 of the proceeds for the purchase of a new facility (Note 8) and such amount is included in Property and Equipment. The Company recognized a gain on discontinued operations of $976,624 in 2000 for additional amounts received in excess of the carrying value of the real estate and the reversal and settlement of previously recorded liabilities of approximately $720,000. The gain is also net of $81,017 applicable to a previously recorded foreign translation adjustment for the Company's Canadian subsidiary, which is expected to be dissolved in 2001. The 1999 estimated loss on disposal of the luggage business included a charge of
       $572,170 applicable to a previously recorded foreign translation adjustment for the Company's Hong Kong subsidiary which was dissolved during 1999. Interest expense allocated to the discontinued operation was based on the direct borrowings of such operations and amounted to approximately $30,000 in 2000, $306,000 in 1999, and $514,000 in 1998.

       The operating results and remaining assets of the discontinued operations are summarized as follows:

                                                            2000            1999            1998
                                                      ---------------  --------------  --------------
       Sales                                             $     -         $ 6,774,265     $15,552,285
       Net gain (loss)                                     976,624        (3,943,065)     (2,772,464)
       Net gain (loss) per share of common stock               .07             ( .45)          ( .53)


                                             2000              1999
                                       ---------------  -----------------

       Current assets                      $533,239        $ 1,300,726
       Property and equipment net           400,000            426,654
       Other assets                         -                    9,118
                                       ---------------  -----------------

                                           $933,239        $ 1,736,498
                                       ---------------  -----------------

11.    Segment Reporting
       -----------------

       The Company evaluates the performance of its operating segments based on the operating income of the respective business units. Geographical information is not presented, as the continuing operations of the Company operate solely within the United States. A summary of business data for the Company's reportable segments for the fiscal years 2000, 1999 and 1998 are as follows:


                                                       Retail       Investments                  Discontinued
                                                       Related        Carried       Total of      Operations
                                       Telecom-        Travel        Under Cost    Continuing     of Luggage         Total
                                      munications      Products        Method      Operations       Segment         Company
                                      -----------    ------------   ------------   ----------    -------------   --------------
Revenue (external         2000         $11,895,948    $1,981,017     $   -         $13,876,965   $         -       $13,876,965
   customers)             1999           2,275,474     1,894,557         -           4,170,031       6,774,265      10,944,296
                          1998             373,885     1,111,339         -           1,485,224      15,552,245      17,037,469

Segment income (loss)     2000 (1)    ($ 6,363,907)   $   13,137     $   -        ($ 6,350,770)  $     976,624    ($ 5,374,146)
                          1999 (1)      (3,619,345)       56,857         -          (3,562,488)     (3,943,065)     (7,505,553)
                          1998 (1)      (2,116,530)      (88,009)        -          (2,204,539)     (2,772,464)     (4,977,003)

Segment assets            2000         $12,579,936    $  887,296     $  466,359    $13,933,591   $     933,239     $14,866,830
                          1999           2,750,759       915,376      1,894,504      5,560,639       1,736,498       7,297,137
                          1998           3,239,015       386,934        464,573      4,090,522       6,938,520      11,029,042

Depreciation and          2000         $   730,600    $   35,041     $   -       $     765,641   $         -       $   765,641
   amortization           1999             292,667        37,387         -             330,054          45,904         375,958
                          1998             127,661        11,790         -             139,451          87,554         227,005

Interest expense          2000         $   127,309    $     -        $   -       $    127,309    $      31,800     $   159,109
                          1999              15,419          -            -             15,419          305,518         320,937
                          1998                 467          -            -                467          513,566         514,033

Segment capital           2000         $ 1,424,577    $   18,723     $   -        $  1,443,300   $         -       $ 1,443,300
   expenditures           1999              72,501        48,434         -             120,935             -           120,935
                          1998              39,713          -            -              39,713          18,052          57,765

Equity in net loss of
   investees accounted    2000         $   605,553    $     -        $   -        $    605,553    $       -        $   605,553
   for under equity       1999           1,661,630          -            -           1,661,630            -          1,661,630
   method                 1998           1,423,300          -            -           1,423,300            -          1,423,300

       (1) Losses from the investment in Access and RiderPoint have been included in the Telecommunications business.

       -----------------------------

       Significant Sales Concentrations

       For the year ended November 30, 2000, one customer accounted for approximately $2,780,000, or 23% of the telecommunication segment revenue. For the years ended November 30, 1999 and 1998, no one customer accounted for more than 10% of the telecommunication segment revenue.

       Although the Company has not quantified the amount, the Company believes that more than 10% of the revenue derived from the retail-related travel products segment for all years presented represents sales to pilots of American Airlines.

12.    Stockholders' Equity
       --------------------

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

       On August 17, 1995, the stockholders of the Company (i) approved an increase in the number of authorized shares of common stock from 3,000,000 shares to 10,000,000 shares; (ii) authorized the Company to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors; and
       (iii) approved the 1995 Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights exercisable in conjunction with stock options to purchase a specified number of shares of common stock. During fiscal 1997, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 1,200,000 shares. In 1999, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 2,400,000 shares. During fiscal 2000, the stockholders of the Company approved an amendment to the Plan to increase the number of common stock that may be issued to 3,400,000 and approved an increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares.

       --------------------------------

       In June 1998, the Company issued 700 shares of Series A preferred stock ("Series A shares") having a par value of $.10 per share. Each Series A share was convertible at the option of the holder into common shares at a conversion rate of 300 shares of common stock through May 31, 1999; after May 31, 1999, $1,000 divided by the lesser of $3.33 or the market price of the Company's common stock, subject to a floor of $1.67. The Company could cause the conversion of the Series A shares at any time after May 31, 1999 based upon the above conversion formula. The preferred shares had the same voting and dividend rights as common shares based upon the number of shares of common stock into which the preferred stock was convertible. The preferred shares had a liquidation preference of $1,000 per share. During 1999,at the election of the shareholders, all of the Series A shares were converted into common shares, resulting in the issuance of 373,654 shares of common stock.

       During 1999, the Company established a new series of stock, Series B Preferred stock, $.10 par value. The Company was authorized to issue up to 1,300 shares of the Series B Preferred stock, and such stock is entitled to receive dividends when as, and if dividends are declared by the Company on its common stock. Each holder of Series B preferred stock has the right, at the option of the holder, to convert each share of such stock into 1,000 shares of common stock. The Company has the right to convert each share of Series B preferred stock into common stock at the same conversion ratio. The conversion price of shares of Series B preferred stock is subject to adjustment in the event of any reclassification, subdivision or combination of the Company's outstanding common stock into a greater or smaller number of shares by a stock split, stock dividend or other similar event. In the event of a dissolution, liquidation or winding up of the Company, the holders of Series B preferred stock are entitled to receive, if available, prior and in preference to the holders of common stock, an amount equal to $1,000 per share. Thereafter, any remaining assets, if any, would be distributed ratably to the holders of common stock. The holders of shares of Series B preferred stock are entitled to that number of votes on all matters presented to shareholders equal to the number of shares of common stock then issuable upon conversion of such shares of preferred stock. Without the approval of the holders of at least a majority of the Series B preferred stock then outstanding voting separately as a class, the Company may not amend its Certificate of Incorporation in any way that adversely affects the rights and preferences of the holders of the Series B preferred stock as a class. During 1999, 196 shares of Preferred Series B were issued, resulting in net proceeds to the Company of $195,929. During 2000, certain of the Series B shareholders elected to convert their shares to common shares, resulting in the issuance of 80,000 shares of common stock.

       --------------------------------

       The following is a summary of outstanding options:

                                                                                                Weighted-
                                                                                                 Average
                                                  Number             Exercise Price             Exercise
                                                 of Shares             Per Share                  Price
                                               -------------       ------------------         -------------
       Outstanding November 30, 1997             395,000             $1.00 - $2.13               $1.63

       Granted during year ended
         November 30, 1998                       299,500             $2.79 - $3.13               $2.96

       Exercised/canceled during year
         ended November 30, 1998                 (38,000)            $1.00 - $2.84               $2.20
                                               ---------
       Outstanding November 30, 1998             656,500             $1.00 - $3.13               $2.20

       Granted during year ended
         November 30, 1999                     1,013,500             $1.00 - $2.25               $1.49

       Exercised/canceled during year
         ended November 30, 1999                (229,000)            $1.00 - $2.84               $2.46
                                               ---------

       Outstanding November 30, 1999           1,441,000             $1.00 - $2.84               $1.63

       Granted during year ended
           November 30, 2000                   1,805,000             $1.19 - $4.49               $1.70

       Exercised/canceled during year
           ended November 30, 2000              (218,785)            $1.00 - $2.94               $2.21
                                               ---------

       Outstanding November 30, 2000           3,027,215             $1.19 - $4.49               $1.68
                                               ---------

       Options exercisable, November
         30, 1998                                322,500             $1.00 - $2.13               $1.70
                                               ---------

       Options exercisable, November
         30, 1999                                661,500             $1.00 - $2.84               $1.71
                                               ---------

       Options exercisable, November
         30, 2000                              1,072,991             $1.35 - $2.84               $1.63
                                               ---------

       --------------------------------

       The following table summarizes information about the options outstanding at November 30, 2000:

                                              Options Outstanding                              Options Exercisable
                             ---------------------------------------------------        ---------------------------------
                                                  Weighted-
                                                   Average            Weighted-                             Weighted-
           Range of                               Remaining            Average                               Average
           Exercise             Number           Contractual          Exercise             Number           Exercise
            Prices           Outstanding         Life (Years)          Price            Outstanding           Price
       ------------------    -----------         ------------        ---------          -----------           -----
                 >
       $1.19 - $1.94          2,360,721              4.19              $1.37              852,997             $1.41
       $2.00 - $2.94            540,494              3.54              $2.40              219,994             $2.46
       $4.19 - $4.94            126,000              4.30              $4.42                  --              $  --

       For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 117% for 1998, 126% for 1999 and 124% for 2000, risk-free interest rate of 5.66% for 1998, 5.53% for 1999 and 5.80% for 2000, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2000, 1999 and 1998 was $1.47, $.97and $2.36, respectively.

       Under the above model, the total value of stock options granted in 2000, 1999 and 1998 was $2,652,858, $924,707 and $652,976, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which generally range from five to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss would have been ($5,889,131) in 2000, ($7,655,167) in 1999, and ($5,131,886) in 1998, and the Company's
       pro forma loss per share would be ($.45) for 2000, ($.88) for 1999, and ($.99) for 1998.

       On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during 2000, 1999 and 1998.

13.    Investment in and Transactions with Affiliates
  -    ----------------------------------------------

       Access One Communications Corp.

       On October 22, 1997, the Company acquired 3,000,000 common shares of Access One Communications Corp. ("Access"), a competitive local exchange carrier, formerly known as CLEC Holding Corp., in exchange for 375,000 shares of the Company's common stock, subject to certain price protection adjustments which required the Company to issue an additional 50,000 shares of common stock.

       During fiscal 1998, there were two additional exchanges of shares with Access. The first exchange occurred on April 23, 1998 when the Company exchanged 350,000 shares of its common stock for 300,000 shares of Access common stock. This exchange was valued at $1,233,750. Additionally, Access agreed to reimburse the Company $150,000 for expenses. The second exchange occurred on September 10, 1998 when the Company exchanged 400,000 shares of its common stock for 400,000 shares of Access common stock. This exchange was valued at $221,280. In February 1998, the Company exchanged 50,000 shares of its common stock for 200,000 shares of Access common stock with a private investor. This exchange was valued at $104,070.

       In March 1999, the Company issued to Access 1,420,000 shares of common stock in consideration for the issuance by Access to the Company of 1,775,000 shares of its common stock. In connection with such transaction, Access was granted an option to put to the Company for repurchase at any time on or before December 1, 1999 at the original purchase price, all or a portion of the shares of common stock it purchased in March 1999. In connection with any such exercise of its put option, in whole or in part, Access was required to issue to the Company warrants to purchase 500,000 shares of Access One common stock at a purchase price of $1.00 per share, which are carried at no value. Prior to October 31, 1999, Access notified the Company of its intention to exercise its option. On December 1, 1999, Access exercised its option with respect to 1,400,000 shares of the Company's common stock, which has been reflected in the accompanying financial statements as of November 30, 1999.

       The Company's investment in Access was carried on the equity method of accounting. At November 30, 1998, the cost of the investment in Access had been reduced by $159,396, attributable to the Company's portion (at cost) of the Company's common stock held by Access, with a corresponding charge to treasury stock. As of November 30, 1998, the Company owned approximately 28% of Access. The Company, for its fiscal year ended
       November  30,  1999 and 1998,  included  its share of Access'  operations based on Access' year-end of October 31, 1999 and 1998. All of the Company's investment at November 30, 1998 represented goodwill, which was being amortized over seven years, based on original cost. The Company recorded a loss of $1,661,630 and $1,423,000 (including goodwill amortization of $375,000 in 1999 and 1998) on its equity in the operations of Access for the years ended November 30, 1999 and 1998. As of November 30, 1999, the Company's investment in Access had been reduced to zero.

       ----------------------------------------------------------

       Access One Communications Corp. (Continued)

       On August 9, 2000, pursuant to tax-free merger agreement between Access and Talk, the Company exchanged its remaining shares and warrants in Access for 1,876,911 shares of Talk plus a warrant to acquire an additional 285,714 Talk shares at $2.10 per share, expiring in 2005. The Company did not reflect any gain on this transaction as it did not result in the culmination of an earnings process. 187,691 of the Company's Talk shares have been placed in escrow for a period of one year ending on August 9, 2001 to secure certain representations and warranties made by the shareholders of Access one in connection with the transaction.

       During the year ended November 2000, prior to the aforementioned exchange, the Company sold 745,042 shares of Access and subsequent to the merger, the Company sold 57,000 shares of Talk stock. Since the Company's investment in Access One had already been reduced to zero value (accounted for on the equity method), the sales resulted in a net gain of $1,422,042. Included in the above were 99,640 shares sold on behalf of a related party for which no gain has been recorded,

       The results of operations for the years ended October 31, 1999 and 1998 and financial position of Access as of October 31, 1999 are summarized below:

                     Condensed Income Statement Information
                     --------------------------------------

                                 1999                 1998
                               -----------         ----------
       Revenue                 $15,412,640         $5,811,038
       Cost of service          12,177,793          5,045,514
       Gross profit              3,234,847            765,524
       Net loss                 (4,994,124)        (4,761,333)

       ----------------------------------------------------------

       Access One Communications Corp. (Continued)


                       Condensed Balance Sheet Information
                       -----------------------------------

                                                                   1999
                                                              ------------
       Current assets, including investment in
         eLEC Communications Corp. common shares
         carried at $675,000 at October 31, 1999              $  3,111,715
       Non-current assets                                          852,680
       Goodwill and other intangible assets                      2,322,714
       Current liabilities                                       4,806,419
       Non-current liabilities                                   6,837,119
       Stockholders' equity (deficiency)                        (5,356,429)

       In addition, options had been granted by Access to purchase common shares of Access to the Chief Executive Officer of the Company (150,000 shares at $1.20 per share) and to the former current Chief Executive Officer of the Company who served on the Board of Directors of Access (100,000 shares at $1.00 per share).

       Based upon the information contained in Talk's SEC filings, Access incurred a loss through the merger date. Since the Company's investment in Access had already been reduced to $-0-, no further loss was recorded during the year ended November 30, 2000.

       RiderPoint, Inc.

       On April 15,1999, the Company purchased 600,000 shares of the voting stock (19%) of RiderPoint, Inc. ("RiderPoint") by issuing 250,000 shares of its common stock, in a transaction valued at $412,500. RiderPoint was incorporated in 1997. On November 30, 1999, the Company increased its ownership interest in RiderPoint by purchasing an additional 500,000 shares of the voting stock of RiderPoint by issuing 300,000 shares of its common stock, in a transaction valued at $862,500, thereby increasing its ownership interest in RiderPoint to 27% on such date.

       ----------------------------------------------------------

       RiderPoint, Inc. (Continued)

       The following summarizes the results of operations and net assets (unaudited) of RiderPoint.

               Condensed Income Statement Information (Unaudited)
               --------------------------------------------------

                                               Year ended December 31,
                                              2000                    1999
                                          -------------           -----------
       Revenue                              $    77,531            $ 192,494
       Costs and expenses                     1,218,532              558,702
                                          -------------           -----------

       Net loss                            ($1,141,001)           ($ 366,208)
                                          -------------           -----------

       For the year ended November 30, 2000, the Company recorded a loss of $605,553, representing its portion of the RiderPoint loss for the year of $371,155 plus amortization of goodwill of $234,398. During the year ended November 30, 2000, the Company charged RiderPoint $106,000 for services rendered to RiderPoint, and advanced RiderPoint $105,000. All advances are non-interest bearing and are included in Prepaid Expenses and Other Current Assets. The Company has received a guarantee from RiderPoint's new parent regarding payment of the amounts due the Company (see Note
       16).

                 Condensed Balance Sheet Information (Unaudited)
                 -----------------------------------------------

                                             December 31,          December 31,
                                                2000                  1999
                                          -----------------    ----------------

       Current assets (1)                     $   209,136        $     34,319
       Non-current assets (2)                     164,960           1,196,780
       Current liabilities                        371,840             198,581

       Non-current liabilities                     69,025              90,339

       Stockholders' equity (deficiency)          (66,769)            942,179


(1)      Including 300,000 shares of common stock of eLEC at December 31, 2000.

(2)      Including 400,000 shares of common stock of eLEC at December 31, 1999.

14.    Risks and Uncertainties
       -----------------------

       The Company buys substantially all of the telecommunication services that it resells from two RBOCs, Verizon and BellSouth, and is, therefore, highly dependent upon Verizon and BellSouth. Management of the Company believes that its relationship with Verizon and BellSouth is good. Management of the Company believes that there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with Verizon and BellSouth or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its telecommunications business.

       The Company has been billed for certain amounts from the RBOC's in certain states, which are disputed by the Company. The Company contends that the related invoicing of taxes, subscriber line charges, other fees and features are not in accordance with the agreements between the Company and the RBOCs. The Company has not paid for or accrued approximately $400,000 of such disputed amounts, and management of the Company believes that the Company will prevail in these disputes.

15.    Quarterly Financial Data (Unaudited)
       ------------------------------------

                                 First                Second             Third               Fourth
                                Quarter              Quarter            Quarter              Quarter
                             --------------       --------------      -------------        -------------

       Revenue                $ 2,226,233         $ 3,156,395         $4,078,312          $4,416,025
       Gross profit           $   741,777         $   880,156         $1,160,818          $1,022,678
       Net loss              ($   648,900)       ($ 1,361,983)       ($  130,264)        ($3,232,999)
       Net loss per share    ($       .06)       ($       .10)       ($      .01)        ($      .24)


16.    Asset Impairments
       -----------------

       As of November 30, 2000, the Company determined that its investment in RiderPoint was impaired. RiderPoint had significant and recurring operating and cash flow losses, and had not established any significant revenue base.

       -----------------------------

       On February 2, 2001, the Company, as part of an effort to focus on its core businesses, announced that it had entered into an agreement to sell and thereby divest itself of all of its holdings in RiderPoint (carried under the equity method), Webquill (a wholly owned subsidiary) and Skyclub (an investment carried under the cost method) in exchange for 1,400,000 unregistered common shares of Cyberopticlabs, Inc. ("Cyber"), approximately 5% of the total shares then outstanding. Prior to the sale, the Company had merged the employees and businesses of Webquill into its operations; thus the sale of Webquill represented only the sale of its name and an inactive entity. Cyber is controlled by entitites owned by an employee of the Company and members of his family. Cyber is a publicly-held company whose shares are quoted in the over-the-counter bulletin board market. However, there is an extremely limited public float, and minimal trading activity.

       Due to (1) the thinly traded nature of the Cyber shares; (2) the fact that the Cyber shares are not registered and are restricted for a one-year period; (3) the difficulty in determining the value of the Company's investments; and (4) the Company belief that its investments had been significantly impaired, the Company wrote down its investments in RiderPoint and Sky Club to $100,000. Accordingly, the Company has recorded an impairment loss of approximately $1,106,000.

       Also, due to the thinly-traded nature of the Cyber shares, such shares will not be accounted for as a marketable equity security in accordance with Statement of Financial Accounting Standards No. 115. Until such time as Cyber has a significant level of trading activity, thereby establishing a true market value (or evidence indicating a permanent impairment), the Company will carry its investment in Cyber at $100,000
       (cost).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998



                Column A                             Column B          Column C          Column D          Column E
--------------------------------------------         --------          --------          --------          --------

                                                                       Additions
                                                     Balance at        Charged to         Accounts         Balance at
                                                     Beginning         Costs and          Written          End of
             Description                             of Period         Expenses*          Off              Period
--------------------------------------------         --------          --------          --------          --------

Year ended November 30, 2000:
    Allowance for doubtful accounts                  $   424,000       $   781,000        $374,000         $    831,000
    Valuation allowance for deferred
       tax asset                                     $ 5,450,000       $   100,000        $      -         $  5,550,000

Year ended November 30, 1999:
    Allowance for doubtful accounts                  $   337,000       $   205,000        $118,000         $    424,000
    Valuation allowance for deferred
       tax asset                                     $ 3,800,000       $ 1,650,000        $      -         $  5,450,000

Year ended November 30, 1998:
    Allowance for doubtful accounts                  $   200,000       $   299,000        $162,000         $    337,000
    Valuation allowance for deferred
       tax asset                                     $ 3,040,000       $   760,000               -         $  3,800,000


    *  Net of recoveries