Form 10-Q
period 2001-02-28
ELEC COMMUNICATIONS CORP
filed 2001-04-16
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended February 28, 2001.


                                       OR

[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------     --------------.

                          Commission file number 0-4465

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               New York                                      13-2511270
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
   of Incorporation or Organization)                       Identification No.)



  543 Main Street New Rochelle, New York                         10801
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  914-632-8005
                                                    ------------

                 509 Westport Avenue Norwalk, Connecticut 06851
-------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as

of the latest practicable date:   14,942,421 shares of Common Stock, par value
                                  --------------------------------------------
$.10 per share, as of April 1, 2001.
------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
Item 1.  Financial Statements
                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                     Feb. 28, 2001      Nov. 30, 2000
                                                                                     -------------      -------------
                                                                                       (Unaudited)         (See note)
Assets
Current assets:
  Cash and cash equivalents                                                           $    248,488       $    509,657
   Accounts receivable                                                                   3,326,307          2,803,888
   Investment securities                                                                   733,542          1,619,822
   Inventory                                                                               392,697            529,933
   Prepaid expenses and other current assets                                               572,041            579,107
   Land and building held for sale                                                              --            533,239
                                                                                      ------------       ------------
Total current assets                                                                     5,273,075          6,575,646
                                                                                      ------------       ------------

Property, plant  and equipment, net                                                      3,452,922          2,035,117
                                                                                      ------------       ------------

Other assets
  Other investments                                                                        240,000            100,000
  Goodwill                                                                               3,260,535          3,421,512
  Investment securities, non-current                                                     1,468,800          2,000,000
  Other                                                                                    714,234            734,555
                                                                                      ------------       ------------
                                                                                         5,683,569          6,256,067
                                                                                      ------------       ------------
Total assets                                                                          $ 14,409,566       $ 14,866,830
                                                                                      ============       ============

Liabilities and stockholders' equity
Current liabilities:
  Secured short-term borrowings                                                       $    150,000       $    150,000
  Current maturities of long-term debt                                                     103,060            398,709
  Accounts payable                                                                       2,623,130          2,364,977
  Accrued expenses                                                                       1,500,711          1,294,457
  Taxes payable                                                                            425,476            311,165
                                                                                      ------------       ------------
Total current liabilities                                                                4,802,377          4,519,308
                                                                                      ------------       ------------

Long-term debt, less current maturities                                                  3,736,951          1,715,723
                                                                                      ------------       ------------

Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 and 116 shares in 2001 and 2000                                          2                 12
  Common stock $.10 par value, 50,000,000 shares authorized,
    14,942,421 and 14,642,421shares  issued in 2001 and 2000                             1,494,242          1,464,242
  Capital in excess of par value                                                        25,429,467         25,319,457
  Retained earnings (deficit)                                                          (23,218,006)       (21,744,234)
  Treasury stock at cost, 11,000 shares                                                    (27,500)           (27,500)
   Accumulated other comprehensive income (loss)                                         2,192,033          3,619,822
                                                                                      ------------       ------------
      Total stockholders' equity                                                         5,870,238          8,631,799
                                                                                      ------------       ------------
Total liabilities and stockholders' equity                                            $ 14,409,566       $ 14,866,830
                                                                                      ============       ============


See notes to the condensed consolidated financial statements




Note: The balance sheet at November 30, 2000 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles
                   eLEC Communications Corp. and Subsidiaries
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                                    For the Three Months Ended

                                                                  Feb. 28, 2001      Feb. 29, 2000
                                                                  -------------      -------------
  Revenues                                                         $  4,730,647       $  2,226,233
  Cost of revenues                                                    3,055,839          1,484,456
                                                                   ------------       ------------
           Gross profit                                               1,674,808            741,777
                                                                   ------------       ------------

Costs and expenses:
   Selling, general and administrative                                3,420,758          1,264,358
   Depreciation and amortization                                        235,373            105,365
   Equity in loss of investee                                                --             77,321
                                                                   ------------       ------------
            Total costs and expenses                                  3,656,131          1,447,044
                                                                   ------------       ------------

Loss from operations                                                 (1,981,323)          (705,267)
                                                                   ------------       ------------

Other income (expense):
Interest expense                                                       (132,423)           (19,163)
Interest income                                                           5,806              8,251
Miscellaneous income, net                                               634,168             67,279
                                                                   ------------       ------------
                                                                        507,551             56,367
                                                                   ------------       ------------

Net loss                                                           (  1,473,772)      (    648,900)

Other comprehensive loss -  unrealized
 loss on marketable securities                                         (794,798)                --
                                                                   ------------       ------------

Comprehensive loss                                                 ($ 2,268,570)      ($   648,900)
                                                                   ============       ============

Basic and diluted loss per share                                   ($      0.10)      ($      0.06)
                                                                   ============       ============

Weighted average number of common shares outstanding                 14,711,421         11,739,156
                                                                   ============       ============


See notes to the condensed consolidated financial statements
                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                    Feb. 28, 2001     Feb. 29, 2000
                                                                    -------------     -------------
Net cash used in operating activities:                               ($1,672,591)      ($  760,151)
                                                                     -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                   (794,982)         (164,112)
   Proceeds from sale of marketable securities                           633,033                --
   Acquisition of Telecarrier Services Inc.                                   --            (7,718)
   Proceeds from sale of property                                        933,238                --
   Proceeds from agreement to sell subsidiary                             14,554            14,554
                                                                     -----------       -----------
Net cash provided by (used in) investing activities                      785,843          (157,276)
                                                                     -----------       -----------

Cash flows from financing activities:
   Increase in loans payable to financial institutions                   909,499           187,445
   Pay-off of Canadian mortgage                                         (283,920)               --
   Proceeds from exercise of warrants                                         --           929,375
   Proceeds from private placement of common stock                            --         1,379,500
   Proceeds from exercise of stock options                                    --           214,250
                                                                     -----------       -----------
Net cash provided by financing activities                                625,579         2,710,570
                                                                     -----------       -----------

Effect of exchange rate changes on cash                                       --            40,011
                                                                     -----------       -----------

(Decrease) increase in cash and cash equivalents                        (261,169)        1,833,154
Cash and cash equivalents at beginning of period                         509,657           591,299
                                                                     -----------       -----------
Cash and cash equivalents at the end of period                       $   248,488       $ 2,424,453
                                                                     ===========       ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest                                                       $   132,423       $    27,200
                                                                     -----------       -----------
      Income taxes                                                            --                --
                                                                     -----------       -----------


See Part II, Item 2., Changes in Securities, for non-cash financing activities during the three-month period ending February 28, 2001

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.


Note 2-Principal Financing Arrangements

 On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and our wholly-owned subsidiary, Essex Communications, Inc. ("Essex"), to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (13% at February 28, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC Communications Corp. ("eLEC"), the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk America Holdings, Inc. ("Talk"). The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The fair market value of the warrants has been accounted for as an additional interest expense over the term of the agreement. At February 28, 2001, approximately $2,770,000 was outstanding under the agreement.

Note 3-Investment Securities

Details as to investment securities at February 28, 2001 are as follows:

                                                Fair                Unrealized
                               Cost             Value              Holding Gain
                               ----             -----              ------------
Equity securities            $10,308          $2,202,341            $2,192,033

Our investment securities consisted of 1,499,415 common shares of Talk valued at $1.4688 per share. 187,691 of such shares were placed in escrow until August 2001. 1,000,000 of such shares were held in escrow by RFC to secure long-term debt, and are classified as a non-current asset. In addition, we hold a non-marketable warrant to purchase 285,714 Talk shares at $2.10 per share, expiring in 2005. The Talk shares have been subject to market fluctuations.

During the quarter ended February 28, 2001, we sold 316,496 shares of Talk, realizing a gain of $617,422, which is included under the caption Miscellaneous income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 4-Operating Segment Information

We are organized into two operating segments, a full-service telecommunications segment and a specialty retail segment. A discussion of segment results is presented in "Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations."

Segment information is summarized as follows:

                              For the Three Months Ended
                           Feb. 28, 2001         Feb. 29, 2000
                           -------------         -------------
Telecommunications
Revenues                    $ 4,213,544           $ 1,750,843
Net loss                   ($ 1,509,783)         ($   684,939)

Specialty retail
Revenues                    $   517,103           $   475,390
Net income                  $    36,011           $    36,039

Total
Revenue                     $ 4,730,647           $ 2,226,233
Net loss                    ($1,473,772)          ($  648,900)



Note 6- Major Customer

During the three months ended February 28, 2001, we had telecommunications revenue from one customer that accounted for 22% of telecommunications revenue.

Note 7 - Income Taxes

At November 30, 2000, we had net operating loss carryforwards for Federal income tax purposes of approximately $15,000,000 expiring in the years 2001 through 2019. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

As of February 28, 2001, we had an unrealized gain on our ownership of Talk of approximately $2,192,000. Upon the sale of the Talk stock, the net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.

 .

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

Overview

eLEC is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, calling cards, paging, Internet access, dedicated access, Web site design, Web site hosting, Internet-based yellow-pages directory listings and other enhanced and value-added telecommunications services tailored to meet the needs of our customers and the growing marketplace demand from small- and medium-sized businesses for reliability and speed.

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

We primarily utilize the Unbundled Network Elements Platform ("UNE-P") to provide local telephone service to our customers. The UNE-P service offering allows us to lease from the incumbent local exchange carriers ("ILECs"), on an as-needed basis, multiple unbundled network elements and combine them into our own full service platform. We lease a combination of network elements, including the local loop, a network interface device, where the local loop terminates at the customer's premises, a switch port that connects the local loop to the ILEC's switch, the switching functionality of the ILEC's switch, and the transport of telephone calls between ILEC switches for local calls, or to a long distance telephone company's point-of-presence for a long distance call. We have chosen this platform to grow our customer base because it allows us to rapidly enter new markets with minimal capital expenditures. For example, we can build a customer base without deploying either a local switch or last-mile infrastructure. Instead of buying and maintaining our own equipment in the field, we utilize the reliable equipment owned by the ILECs and focus our resources on building a customer base.

We have applied for certification in 48 states to operate as a facilities-based CLEC so that we can utilize the UNE-P service offering in the entire continental United States. We are also building a network operations center ("NOC") in Norwalk, Connecticut to provide us with surveillance and deployment capabilities for high-speed Internet access via Digital Subscriber Lines ("DSL"). We are currently provisioning DSL on a limited basis and we use the infrastructure of incumbent carriers to carry traffic on our own packet-switched data network. We initially plan to offer DSL services to our existing voice customer base, so that we can eventually use packet-switched technology to route local and long distance voice traffic over the Internet. We are currently testing local voice traffic solutions over a packet-switched network through our data switch that is located in Norwalk.

Building and expanding our business has required and will continue to require us to make significant expenditures in excess of the amounts of cash that our business is generating. As part of our "smart build" network strategy, we defer the purchase of equipment in the field and focus first on building our customer base. We believe our strategy of leasing the circuit-switched networks and building our own packet-switched network will help our operations to generate positive cash flow much sooner than the strategy used by other CLECs of building a circuit-switched network before a customer base has been established.
We have experienced operating losses and generated negative cash flow since we began operating as a CLEC and we expect to continue to generate negative cash flow for a period of time while we continue to expand our network and develop product offerings and our customer base. We cannot assure you that our revenue or customer base will increase or that we will be able to achieve or sustain positive cash flow.

Three Months Ended February 28, 2001 vs. Three Months Ended February 29, 2000

Continuing operations

Our net revenues for the three-month period ending February 28, 2001 increased by approximately $2,505,000, or approximately 113%, to approximately $4,731,000 as compared to approximately $2,226,000 reported for the three-month period ending February 29, 2000.

Net revenues of our telecommunications division increased by approximately $2,463,000, or approximately 141%, to approximately $4,214,000 for the three-month period ending February 28, 2001 from approximately $1,751,000 reported in the three-month period ending February 29, 2000. The increase was attributable to the continued rapid growth in the number of installed access lines that we provisioned from approximately 11,000 installed access lines as of February 29, 2000 to approximately 40,000 installed access lines as of February 28, 2001.

Net revenues of our specialty retail sales division, consisting of the operations of Airline Ventures, Inc. ("AVI"), increased for the three-month period ending February 28, 2001 by approximately $42,000, or approximately 9%, to approximately $517,000 from approximately $475,000 reported in the three-month period ending February 2, 2000. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce site www.avishop.com.

Our gross profit for the three-month period ending February 28, 2001 increased by approximately $933,000 to approximately $1,675,000 from approximately $742,000 reported in the three-month period ending February 29, 2000, and the gross profit percentage increased to 35.4% from 33.3% reported in the prior fiscal period. For the three-month period ending February 28, 2001, the gross profit percentage of our telecommunications division increased to approximately 34.8% from 30.7% reported in the prior fiscal period. The increase in gross profit percentage is primarily attributable to our ability to reduce the costs we pay to the incumbent carriers for our service platform. We anticipate that we will be able to maintain a gross margin of approximately 35% or higher, as we expand into expand into new geographical territories. However, our costs of providing services vary in each state and our blended gross margins may be impacted by our concentration of customers in each state in which we operate. Our specialty retail division recorded a gross profit percentage of approximately 40.7% for the three-month period ending February 28, 2001 as compared to approximately 42.9% reported in the prior fiscal period. We expect the gross margin of our specialty retail segment to continue at its current level of over 40%.

Selling, general and administrative expenses increased by approximately $2,157,000, or approximately 171%, to approximately $3,421,000 for the three-month period ending February 28, 2001 from approximately $1,264,000 reported in prior fiscal period. A major portion of this increase was attributable to the costs of our expanding marketing efforts and to the labor and facility expenses incurred by our telecommunications division. This increase in expense is directly related to the significant increase in telecommunications revenues in the three-month period ending February 28, 2001 as compared to the prior fiscal period in 2000.

At February 28, 2001, we had no ownership interest in RiderPoint, Inc. ("RiderPoint") as compared to our ownership interest of approximately 27% at February 29, 2000. As our investment in RiderPoint was accounted for under the equity method of accounting, we were required to include a portion of RiderPoint's operating net loss in our results of operations. For the three-month period ending February 29, 2000, we recorded a loss of approximately $77,000 relating to our investment in RiderPoint.

Interest expense for the three-month period ending February 28, 2001 increased by approximately $113,000 from the amount reported in the three-month period ending February 29, 2000 primarily due to increased average borrowings.

Miscellaneous income for the three-month period ending February 28, 2001 of $634,000 resulted primarily from the sale of Talk shares.


Liquidity and Capital Resources

At  February  28,  2001,  we  had  cash  and  cash   equivalents   available  of
approximately $248,000, and working capital of approximately $471,000, a decrease of approximately $2,176,000 and $1,605,000, respectively, from amounts reported in the prior fiscal period. During February 2000, we received net proceeds of approximately $2,000,000 from the exercise of warrants and from a private placement of our common stock. At February 28, 2001, we owned 1,499,415 shares of Talk, at a market value of $2,192,033. However, 1,000,000 of the shares of Talk were classified as a non-current asset because they are held in escrow by a lender in conjunction with a long-term debt facility.

Net cash used in operating activities aggregated approximately $1,673,000 and $760,000 in the three-month periods ending February 28, 2001 and February 29, 2000, respectively. The principal use of cash in fiscal 2001 and 2000 was approximately $1,474,000 and $649,000, respectively, relating to the losses for the periods.

Net cash provided by (used in) investing activities aggregated approximately $786,000 and ($157,000) in the three-month periods ending February 28, 2001 and February 29, 2000, respectively. The sources of cash provided by investing activities in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $633,000, the proceeds from the sale of property of approximately $933,000 and the proceeds from the 1992 sale of a subsidiary of approximately $15,000. This was partially offset by the purchase of property and equipment of approximately $795,000. Net cash used in fiscal 2000 was for the purchase of fixed assets and the acquisition of Telecarrier, amounting to approximately $164,000 and $8,000, respectively. The source of cash provided from investing activities in the first fiscal quarter of 2000 was the proceeds of approximately $15,000 from the 1992 sale of a subsidiary.

Net cash provided by financing activities aggregated approximately $626,000 and $2,711,000 in the three-month periods ending February 28, 2001 and February 29, 2000, respectively. The source of net cash provided by financing activities resulted primarily from the proceeds of borrowings from financial institutions of approximately $909,000, offset by the pay-off of our Canadian mortgage of approximately $284,000. In fiscal 2000, the source of net cash provided by financing activities resulted from the proceeds of a private equity placement of approximately $1,380,000, the exercise of warrants of approximately $929,000, the exercise of stock options of approximately $214,000 and borrowings from financial institutions of approximately $187,000.


On October 23, 2000, we converted our existing receivable sales agreement between RFC and our wholly-owned subsidiary, Essex, to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (13% at February 28, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC, the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The fair market value of the warrants has been accounted for as an additional interest expense over the term of the agreement. At February 28, 2001, approximately $2,770,000 was outstanding under the agreement.


For the three-month period ending February 28, 2001, our capital expenditures amounted to approximately $1,895,000, which included the purchase of a 40,000 square foot building in New Rochelle, New York for $1,500,000. The seller financed $1,100,000 of the purchase with a five-year mortgage loan, which bears interest at a rate of 10% per annum for the first year and 11% per annum thereafter. We expect to make additional capital expenditures related to the acquisition of this building so that it can serve as an in-bound and out-bound call center, our second network operations center and our corporate headquarters. We anticipate that we will need to spend an additional $200,000 in fiscal 2001 for equipment, furniture and fixtures. Equipment purchases are anticipated to be financed through equipment leases or with working capital.

  At April 10, 2001, we beneficially owned approximately 1.8 million shares of Talk (NASDAQ:TALK). Of such shares, we can sell approximately 300,000 shares without permission from RFC. We require RFC's consent to sell one million of such shares. Approximately 200,000 additional shares are held in escrow and we have the right to purchase approximately 300,000 additional shares if we exercise a warrant. The warrant exercise price is $2.10 per share and, at April 10, 2001, was not in-the-money, as the closing price of Talk common stock was $2.01 per share at such date. At April 10, 2001, we also owned 1.4 million shares of CyberOpticsLabs Inc. (OTCBB:CYOL). These shares are "restricted securities" and will not be eligible for sale in the public markets until February 2002. In addition to the securities that we own, we have a loan facility with RFC that allows us to borrow based upon a multiple of our cash collections. We believe this facility alone will not be sufficient to provide us with the growth capital we need to achieve the growth rates that our back office systems can support. As a result, the price that we receive from selling our shares of Talk common stock will impact our growth rate in fiscal 2001.

  Management believes that the working capital and cash flow from operations of our retail division will be sufficient to meet the cash and capital requirements of our retail division for the next 12 months. Our plan for the growth of our telecommunications division includes an aggressive strategy to obtain as many new local access lines as our cash resources allow. We will need to expend cash and incur additional losses before we are able to grow our telecommunications business to a profitable level. We believe our cash and investment securities at February 28, 2001, in addition to our loan facility with RFC, will provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. However, the market relating to such securities could vary widely during the year, and we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. We also believe that we could receive additional funding from a private placement of our common stock. However, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. Moreover, we have been notified by NASDAQ that in accordance with Marketplace Rule 4310(c)(8)(B), we have until June 18, 2001 to regain compliance with Rule 4310(c)(4), which requires that our common stock maintain a minimum bid price of $1.00. If we are unable to demonstrate compliance with this rule on or before June 18, 2001, we will receive written notification that our securities will be delisted. Although we are allowed to appeal such delisting notice, such notice may further impact our ability to raise capital. The inability to carry out our fiscal 2001 operating plans may result in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

                            eLEC COMMUNICATIONS CORP.
                            PART II-OTHER INFORMATION

Item 2.        Changes in Securities

                             On February 2, 2001, we issued an aggregate of 200,000 shares of our common stock in conjunction with the purchase of certain investments. Such transaction was effected pursuant to Sections 4(2) of the Securities Act of 1933, as amended.

                             On February 8, 2001, a holder of 100 shares of our Series A Preferred Stock, par value $.10, converted such shares of preferred stock into 100,000 shares of our common stock. Such transaction was effected pursuant to Sections 3(9) of the Securities Act of 1933, as amended.

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

                                     eLEC Communications Corp.



    April 16, 2001                   By: /s/ Paul H. Riss
-------------------------                ----------------------------
Date                                     Paul H. Riss
                                         Chief Executive Officer
                                        (Principal Financial and
                                         Accounting Officer)