Form 10-Q
period 2001-05-31
ELEC COMMUNICATIONS CORP
filed 2001-07-16
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2001.


                                       OR

[      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ________________ to ________________.


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

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
14,942,421 shares of Common Stock, par value $.10 per share, as of July 1, 2001.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                     May 31, 2001      Nov. 30, 2000
                                                                     ------------      -------------
                                                                     (Unaudited)         (See note)
Assets
Current assets:
  Cash and cash equivalents                                         $    479,873       $    509,657
   Accounts receivable                                                 4,126,728          2,803,888
   Investment securities                                                 538,182          1,619,822
   Inventory                                                             417,511            529,933
   Prepaid expenses and other current assets                             565,014            579,107
   Land and building held for sale                                            --            533,239
                                                                    ------------       ------------

Total current assets                                                   6,127,308          6,575,646
                                                                    ------------       ------------

Property, plant  and equipment, net                                    3,887,219          2,035,117
                                                                    ------------       ------------

Other assets
  Other investments                                                      240,000            100,000
  Goodwill                                                             3,099,560          3,421,512
  Investment securities, non-current                                   1,400,000          2,000,000
  Other                                                                  710,944            734,555
                                                                    ------------       ------------
                                                                       5,450,504          6,256,067
                                                                    ------------       ------------
Total assets                                                        $ 15,465,031       $ 14,866,830
                                                                    ============       ============

Liabilities and stockholders' equity
Current liabilities:
  Secured short-term borrowings                                     $    150,000       $    150,000
  Current maturities of long-term debt                                   146,133            398,709
  Accounts payable                                                     2,857,826          2,364,977
  Accrued expenses                                                     2,819,462          1,294,457
  Taxes payable                                                          576,070            311,165
                                                                    ------------       ------------

Total current liabilities                                              6,549,491          4,519,308
                                                                    ------------       ------------

Long-term debt, less current maturities                                4,920,176          1,715,723
                                                                    ------------       ------------

Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 and 116 shares in 2001 and 2000                        2                 12
  Common stock $.10 par value, 50,000,000 shares authorized,
    14,942,421 and 14,642,421 shares issued in 2001 and 2000           1,494,242          1,464,242
  Capital in excess of par value                                      25,429,467         25,319,457
  Retained earnings (deficit)                                        (24,828,720)       (21,744,234)
  Treasury stock at cost, 11,000 shares                                  (27,500)           (27,500)
   Accumulated other comprehensive income                              1,927,873          3,619,822
                                                                    ------------       ------------
      Total stockholders' equity                                       3,995,364          8,631,799
                                                                    ------------       ------------
Total liabilities and stockholders' equity                          $ 15,465,031       $ 14,866,830
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

                                                        For the Six Months Ended            For the Three Months Ended
                                                    May 31, 2001       May 31, 2000       May 31, 2001       May 31, 2000
                                                   -------------      -------------      -------------      -------------
Revenues                                            $ 10,368,456       $  5,382,628       $  5,637,809       $  3,156,395
Cost of revenues                                       6,515,483          3,760,693          3,459,644          2,276,237
                                                    ------------       ------------       ------------       ------------
Gross profit                                           3,852,973          1,621,935          2,178,165            880,158
                                                    ------------       ------------       ------------       ------------

Costs and expenses:
   Selling and general and administrative              7,023,072          3,235,968          3,602,314          1,971,610
   Depreciation and amortization                         487,637            300,268            252,264            194,903
   Equity in loss of investee                                 --            162,969                 --             85,648
                                                    ------------       ------------       ------------       ------------
            Total costs and expenses                   7,510,709          3,699,205          3,854,578          2,252,161
                                                    ------------       ------------       ------------       ------------

Loss from operations                                  (3,657,736)        (2,077,270)        (1,676,413)        (1,372,003)
                                                    ------------       ------------       ------------       ------------

Other (income) expense:
Interest expense                                         305,999             26,874            173,576              7,711
Interest income                                          (13,702)           (25,982)            (7,896)           (17,731)
Miscellaneous income, net                               (865,547)           (67,279)          (231,379)                --
                                                    ------------       ------------       ------------       ------------
                                                        (573,250)           (66,387)           (65,699)           (10,020)
                                                    ------------       ------------       ------------       ------------

Net loss                                              (3,084,486)        (2,010,883)        (1,610,714)        (1,361,983)

Other comprehensive loss - unrealized  loss on
marketable securities                                   (828,957)                --            (95,248)                --
                                                    ------------       ------------       ------------       ------------

Comprehensive loss                                  ($ 3,913,443)      ($ 2,010,883)      ($ 1,705,962)      ($ 1,361,983)
                                                    ============       ============       ============       ============

Basic and diluted loss per share                    ($      0.21)      ($      0.16)     ($      0.11)      ($      0.10)
                                                    ============       ============       ============       ============
Weighted average number of common shares              14,809,199         12,582,006         14,931,421         13,426,574
outstanding                                         ============       ============       ============       ============


See notes to the condensed consolidated
financial statements
                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                      May 31, 2001      May 31, 2000
                                                                      ------------      ------------
Net cash used in operating activities:                                 ($2,426,318)      ($2,351,649)
                                                                       -----------       -----------
Cash flows from investing activities:
   Purchase of property and equipment                                   (1,184,415)         (555,997)
   Proceeds from sale of marketable securities                             895,649                --
   Acquisition of Telecarrier Services Inc.                                     --            (7,718)
   Proceeds from sale of property                                          933,238                --
   Proceeds from agreement to sell subsidiary                               29,108            29,108
                                                                       -----------       -----------
Net cash provided by (used in) investing activities                        673,580          (534,607)
                                                                       -----------       -----------

Cash flows from financing activities:
   Increase (decrease) in loans payable to financial institutions        2,006,874          (280,575)
   Pay-off of Canadian mortgage                                           (283,920)               --
   Proceeds from exercise of warrants                                           --         1,751,609
   Proceeds from private placement of common stock                              --         1,379,500
   Proceeds from exercise of stock options                                      --           225,750
                                                                       -----------       -----------
Net cash provided by financing activities                                1,722,954         3,076,284
                                                                       -----------       -----------

Effect of exchange rate changes on cash                                         --            27,959
                                                                       -----------       -----------

(Decrease) increase in cash and cash equivalents                           (29,784)          217,987
Cash and cash equivalents at beginning of period                           509,657           591,299
                                                                       -----------       -----------
Cash and cash equivalents at the end of period                         $   479,873       $   809,286
                                                                       ===========       ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest                                                         $   303,141       $    41,889
                                                                       -----------       -----------
      Income taxes                                                              --                --
                                                                       -----------       -----------


See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                           ---------------------------
        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.


Note 2-Principal Financing Arrangements

 On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and our wholly-owned subsidiary, Essex Communications, Inc. ("Essex"), to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (11.5% at May 31, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC Communications Corp. ("eLEC"), the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk America Holdings, Inc. ("Talk"). The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The fair market value of the warrants has been accounted for as an additional interest expense over the term of the agreement. At May 31, 2001, approximately $3,653,000 was outstanding under the agreement.

Note 3-Investment Securities

Details as to investment securities at May 31, 2001 are as follows:

                                              Fair              Unrealized
                           Cost               Value            Holding Gain
                           ----               -----            ------------
Equity securities        $10,308            $1,938,182          $1,927,873

Our investment securities consisted of 1,384,415 common shares of Talk valued at $1.40 per share. 187,691 of such shares were placed in escrow until August 2001. 1,000,000 of such shares were held in escrow by RFC to secure long-term debt, and are classified as a non-current asset. In addition, we hold a non-marketable warrant to purchase 285,714 Talk shares at $2.10 per share, expiring in 2005. The Talk shares have been subject to market fluctuations.

During the quarter ended May 31, 2001, we sold 115,000 shares of Talk, realizing a gain of $207,414, which is included under the caption "Miscellaneous income, net" on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 4-Operating Segment Information

We are organized into two operating segments, a full-service telecommunications segment and a specialty retail segment. A discussion of segment results is presented in "Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations."

Segment information is summarized as follows:


                               For the Six Months Ended              For the Three Months Ended
                             May 31, 2001       May 31, 2000      May 31, 2001        May 31, 2000
                            -------------      -------------      -------------      -------------
Telecommunications
Revenues                    $  9,298,177       $  4,405,354       $  5,084,633       $  2,654,511
Net loss                    ($ 3,175,628)      ($ 2,039,870)      ($ 1,665,845)      ($ 1,354,931)

Specialty retail
Revenues                    $  1,070,279       $    977,274       $    553,176       $    501,884
Net income (loss)           $     91,142       $     28,987       $     55,131       ($     7,052)

Total
Revenues                    $ 10,368,456       $  5,382,628       $  5,637,809       $  3,156,395
Net loss                    ($ 3,084,486)      ($ 2,010,883)      ($ 1,610,714)      ($ 1,361,983)


Note 5- Major Customer

During the six and three-months ended May 31, 2001, we had telecommunications revenue from one customer that accounted for approximately 20% and 17%, respectively, of our telecommunications revenue.

Note 6 - Income Taxes

At November 30, 2000, we had net operating loss carryforwards for Federal income tax purposes of approximately $15,000,000 expiring in the years 2001 through 2019. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

As of May 31, 2001, we had an unrealized gain on our ownership of Talk of approximately $1,927,873. Upon the sale of the Talk stock, the net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.

Note 7- Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. There were no potentially dilutive securities for the three and six months ended May 31, 2001.

In addition, options and warrants where the exercise price was greater than the average market price of the common shares of approximately 3,360,000 and 3,230,000 for the three and six-month periods ended May 31, 2001, were excluded from the computation of diluted loss per share.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

               The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan; (2) our ability to maintain, attract and integrate internal management, technical information and management information systems; (3) the time and expense to construct our planned network operations center and digital subscriber line network; (4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) our ability to market our services to current and new customers and generate customer demand for our product and services in the geographical areas in which we can operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and (10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

We have applied for certification in 48 states to operate as a facilities-based CLEC so that we can utilize the UNE-P service offering in the entire continental United States. We have received approvals in 38 states and are fully operational on UNE-P in 12 states. We have built a network operations center ("NOC") in Norwalk, Connecticut to provide us with surveillance and deployment capabilities for high-speed Internet access via Digital Subscriber Lines ("DSL"). We are currently provisioning DSL on a limited basis and we use the infrastructure of incumbent carriers to carry traffic on our own packet-switched data network. We initially plan to offer DSL services to our existing voice customer base, so that we can eventually use packet-switched technology to route local and long distance voice traffic over the Internet. We are currently testing local voice traffic solutions over a packet-switched network through our data switch that is located in Norwalk.

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

Six Months Ended May 31, 2001 Compared to Six Months Ended May 31, 2000

Results of operations

Our net revenues for the six-month period ending May 31, 2001 increased by approximately $4,986,000, or approximately 93%, to approximately $10,369,000 as compared to approximately $5,383,000 reported for the six-month period ending May 31, 2000.

Net revenues of our telecommunications division increased by approximately $4,893,000, or approximately 111%, to approximately $9,298,000 for the six-month period ending May 31, 2001 from approximately $4,405,000 reported in the six-month period ending May 31, 2000. The increase was attributable to the continued rapid growth in the number of billed telephone lines that we provisioned from approximately 22,000 installed access lines as of May 31, 2000 to approximately 45,000 lines as of May 31, 2001.

Net revenues of our specialty retail sales division, consisting of the operations of Airline Ventures, Inc. ("AVI"), increased for the six-month period ending May 31, 2001 by approximately $93,000, or approximately 10%, to approximately $1,070,000 from approximately $977,000 reported in the six-month period ending May 31, 2000. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce site www.avishop.com.

Our gross profit for the six-month period ending May 31, 2001 increased by approximately $2,231,000 to approximately $3,853,000 from approximately $1,622,000 reported in the six-month period ending May 31, 2000, and the gross profit percentage increased to 37.2% from 30.1% reported in the prior fiscal period.

For the six-month period ending May 31, 2001, the gross profit percentage of our telecommunications division increased to approximately 36.7% from 27.4% reported in the prior fiscal period. The increase in gross profit percentage is primarily attributable to our ability to reduce the costs we pay to the incumbent carriers for our service platform, coupled with the continued conversion of existing access lines and the provisioning of new access line to the UNE-P platform, which gives us higher margins than the resale platform used in the prior comparable period. We anticipate that we will be able to maintain a gross margin of approximately 35% or higher, as we expand into new geographical territories. However, our costs of providing services vary in each state and our blended gross margins may be impacted by our concentration of customers in each state in which we operate.

Our specialty retail division recorded a gross profit percentage of approximately 40.8% for the six-month period ending May 31, 2001 as compared to approximately 42.5% reported in the prior fiscal period. We expect the gross margin of our specialty retail segment to continue at its current level of over 40%.

Selling, general and administrative expenses increased by approximately $3,787,000, or approximately 117%, to approximately $7,023,000 for the six-month period ending May 31, 2001 from approximately $3,236,000 reported in prior fiscal period. A major portion of this increase was attributable to the costs of our expanded marketing efforts and to the labor and facility expenses incurred by our telecommunications division. This increase in expense is directly related to the significant increase in telecommunications revenues in the six-month period ending May 31, 2001 as compared to the prior fiscal period in 2000.

At May 31, 2001, we had no ownership interest in RiderPoint, Inc. ("RiderPoint") as compared to our ownership interest of approximately 27% at May 31, 2000. As our investment in RiderPoint was accounted for under the equity method of accounting, we were required to include a portion of RiderPoint's operating net loss in our results of operations. For the six-month period ending May 31, 2000, we recorded a loss of approximately $163,000 relating to our investment in RiderPoint.

Our operating loss increased by approximately $1,581,000, or approximately 76%, to approximately $3,658,000 for the six-month period ending May 31, 2001 from approximately $2,077,000 reported in the prior fiscal period. The net operating loss of our telecommunications division increased by approximately $1,612,000 to approximately $3,717,000 for the six-month period ending May 31, 2001 as compared to approximately $2,106,000 reported in the prior fiscal period. The increase in operating loss in the current period as compared to the prior period reflects the increase in costs associated with our efforts to expand our telecommunications business, partially offset by the increase in revenue and gross profit. Our specialty retail sales division reported an operating profit of approximately $60,000 for the six-months ended May 31, 2001 as compared to an operating profit of approximately $29,000 in the prior fiscal period.

Our six-month operating loss of approximately $3,658,000, for the period ending May 31, 2001, consists of an operating loss of approximately $1,676,000 for the three months ended May 31, 2001, as compared to an operating loss of approximately $1,981,000 for the three months ended February 28, 2001. We anticipate the quarterly operating loss to continue to decrease in the third fiscal quarter of 2001, as we have reduced various overhead costs and telemarketing costs in July 2001 by approximately $150,000 per month.

Interest expense for the six-month period ending May 31, 2001 increased by approximately $279,000 from the amount reported in the six-month period ending May 31, 2000 primarily due to increased average borrowings.

Miscellaneous income for the six-month period ending May 31, 2001 of $866,000 resulted primarily from the sale of Talk shares.

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

Results of operations

Our net revenues for the three-month period ending May 31, 2001 increased by approximately $2,482,000, or approximately 79%, to approximately $5,638,000 as compared to approximately $3,156,000 reported for the three-month period ending May 31, 2000.

Net revenues of our telecommunications division increased by approximately $2,430,000, or approximately 92%, to approximately $5,085,000 for the three-month period ending May 31, 2001 from approximately $2,655,000 reported in the six-month period ending May 31, 2000. The increase was attributable to the continued growth of the customer base.

Net revenues of our specialty retail sales division, AVI, increased for the three-month period ending May 31, 2001 by approximately $51,000, or approximately 10%, to approximately $553,000 from approximately $502,000 reported in the three-month period ending May 31, 2000.

Our gross profit for the three-month period ending May 31, 2001 increased by approximately $1,298,000 to approximately $2,178,000 from approximately $880,000 reported in the three-month period ending May 31, 2000, and the gross profit percentage increased to 38.6% from 27.9% reported in the prior fiscal period.

For the three-month period ending May 31, 2001, the gross profit percentage of our telecommunications division increased to approximately 38.4% from 25.2% reported in the prior fiscal period. The increase in gross profit percentage is primarily attributable to our ability to reduce the costs we pay to the incumbent carriers for our service platform, coupled with the continued conversion of existing access lines and the provisioning of new access lines to the UNE-P platform, which gives us higher margins than the resale platform used in the prior comparable period. We anticipate that we will be able to maintain a gross margin of approximately 35% or higher, as we expand into new geographical territories. However, our costs of providing services vary in each state and our blended gross margins may be impacted by our concentration of customers in each state in which we operate.

Our specialty retail division recorded a gross profit percentage of approximately 40.9% for the three-month period ending May 31, 2001 as compared to approximately 42.1% reported in the prior fiscal period. We expect the gross margin of our specialty retail segment to continue at its current level of over 40%.

Selling, general and administrative expenses increased by approximately $1,630,000, or approximately 83%, to approximately $3,602,000 for the three-month period ending May 31, 2001 from approximately $1,972,000 reported in prior fiscal period. A major portion of this increase was attributable to the costs of our expanded marketing efforts and to the labor and facility expenses incurred by our telecommunications division. This increase in expense is directly related to the significant increase in telecommunications revenues in the three-month period ending May 31, 2001 as compared to the prior fiscal period in 2000. As discussed above, in an effort to reduce selling, general and administrative costs, we have reduced various overhead and telemarketing costs in July 2001 by approximately $150,000 per month.

At May 31, 2001, we had no ownership interest in RiderPoint as compared to our ownership interest of approximately 27% at May 31, 2000. As our investment in RiderPoint was accounted for under the equity method of accounting, we were required to include a portion of RiderPoint's operating net loss in our results of operations. For the three-month period ending May 31, 2000, we recorded a loss of approximately $86,000 relating to our investment in RiderPoint.

Our operating loss increased by approximately $304,000, or approximately 22%, to approximately $1,676,000, for the three-month period ending May 31, 2001 from approximately $1,372,000 reported in the prior fiscal period. The net operating loss of our telecommunications division increased by approximately $346,000 to approximately $1,711,000 for the three-month period ending May 31, 2001 as compared to approximately $1,365,000 reported in the prior fiscal period. The increase in operating loss in the current period as compared to the prior period reflects the increase in costs associated with our efforts to expand our telecommunications business, partially offset by the increase in revenue and gross profit. Our specialty retail sales division reported an operating profit of approximately $36,000 for the three-months ended May 31, 2001 as compared to an operating loss of approximately $7,000 in the prior fiscal period.

Interest expense for the three-month period ending May 31, 2001 increased by approximately $166,000 from the amount reported in the three-month period ending May 31, 2000 primarily due to increased average borrowings.

Miscellaneous income for the three-month period ending May 31, 2001 of $231,000 resulted primarily from the sale of Talk shares.


Liquidity and Capital Resources

At May 31, 2001, we had cash and cash equivalents available of approximately $480,000, and negative working capital of approximately $423,000, a decrease of approximately $329,000 and $1,283,000, respectively, from amounts reported in the prior fiscal period. During the six-months ending May 31, 2000, we received net proceeds of approximately $3,357,000 from the exercise of warrants, from a private placement of our common stock and an exercise of stock options. At May 31, 2001, we owned 1,384,415 shares of Talk, at a market value of $1,938,182. However, 1,000,000 of the shares of Talk were classified as a non-current asset because they are held in escrow by a lender in conjunction with a long-term debt facility.

Net cash used in operating activities aggregated approximately $2,426,000 and $2,352,000 in the six-month periods ending May 31, 2001 and 2000, respectively. The principal use of cash in fiscal 2001 and 2000 was approximately $3,084,000 and $2,011,000, respectively, relating to the losses for the periods.

Net cash provided by (used in) investing activities aggregated approximately $674,000 and ($535,000) in the six-month periods ending May 31, 2001 and 2000, respectively. The sources of cash provided by investing activities in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $896,000, the proceeds from the sale of property of approximately $933,000 and the proceeds from the 1992 sale of a subsidiary of approximately $29,000. This was partially offset by the purchase of property and equipment of approximately $1,184,000. Net cash used in fiscal 2000 was for the purchase of fixed assets and the acquisition of Telecarrier, amounting to approximately $556,000 and $8,000, respectively. The source of cash provided from investing activities in the first fiscal quarter of 2000 was the proceeds of approximately $29,000 from the 1992 sale of a subsidiary.

Net cash provided by financing activities aggregated approximately $1,723,000 and $3,076,000 in the six-month periods ending May 31, 2001 and 2000, respectively. The source of net cash provided by financing activities resulted primarily from the proceeds of borrowings from financial institutions of approximately $2,007,000, offset by the pay-off of our Canadian mortgage of approximately $284,000. In fiscal 2000, the source of net cash provided by financing activities resulted from the proceeds of a private equity placement of approximately $1,380,000, the exercise of warrants of approximately $1,752,000, the exercise of stock options of approximately $225,000, partially offset by a reduction in borrowings from financial institutions of approximately $281,000.

 On October 23, 2000, we converted our existing receivable sales agreement between RFC and our wholly-owned subsidiary, Essex, to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (11.5% at May 31, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC, the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The fair market value of the warrants has been accounted for as an additional interest expense over the term of the agreement. At May 31, 2001, approximately $3,653,000 was outstanding under the agreement.

For the six-month period ending May 31, 2001, our capital expenditures amounted to approximately $2,284,000, which included the purchase of a 40,000 square foot building in New Rochelle, New York for $1,500,000. The seller financed $1,100,000 of the purchase with a five-year mortgage loan, which bears interest at a rate of 10% per annum for the first year and 11% per annum thereafter. We expect to make additional capital expenditures related to the acquisition of this building so that it can serve as an in-bound and out-bound call center, our second network operations center and our corporate headquarters. We anticipate that we will need to spend an additional $200,000 in fiscal 2001 for equipment, furniture and fixtures. Equipment purchases are anticipated to be financed through equipment leases or with working capital.

  At July 10, 2001, we beneficially owned approximately 1.8 million shares of Talk (NASDAQ:TALK). Of such shares, we can sell approximately 200,000 shares without permission from RFC. We require RFC's consent to sell one million of such shares. 187,691 of such shares are held in escrow and we have the right to purchase 285,714 additional shares if we exercise a warrant. The warrant exercise price is $2.10 per share and, at July 10, 2001, was not in-the-money, as the closing price of Talk common stock was $0.86 per share at such date. At July 10, 2001, we also owned 1.4 million shares of Cordia Corporation ("Cordia") f/k/a CyberOpticsLabs Inc. (OTCBB:CORC). These shares are "restricted securities" and will not be eligible for sale in the public markets until February 2002. In addition to the securities that we own, we have a loan facility with RFC that allows us to borrow based upon a multiple of our cash collections. We believe this facility alone will not be sufficient to provide us with the growth capital we need to achieve the growth rates that our back office systems can support. As a result, the price that we receive from selling our shares of Talk common stock will impact our growth rate in fiscal 2001.

  Management believes that the working capital and cash flow from operations of our retail division will be sufficient to meet the cash and capital requirements of our retail division for the next 12 months. Our plan for the growth of our telecommunications division is to reach a break-even level as soon as possible. In conjunction with this strategy, we have slowed our growth and limited our selling, general and administrative expenses for the third fiscal quarter. With the overhead reductions we have made, we believe that we will reach an EBITDA positive level at approximately 60,000 local access lines. We will continue to expend cash and incur additional losses before we are able to grow our telecommunications business to a profitable level. We believe our cash and investment securities at May 31, 2001, in addition to our loan facility with RFC, will provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. However, the market relating to such securities could vary widely during the year, and we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. We also believe that we can receive additional funding from a private placement of our common stock. However, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. Moreover, we were notified by NASDAQ that in accordance with Marketplace Rule 4310(c)(8)(B), we had until June 18, 2001 to regain compliance with Rule 4310(c)(4), which requires that our common stock maintain a minimum bid price of $1.00. We were unable to demonstrate compliance with this rule on or before the June 18, 2001 deadline, and consequently we received written notification that our common stock will be delisted. Although we are appealing such delisting notice, for which we have been given a hearing date of August 2, 2001, such notice may further impact our ability to raise capital. The inability to carry out our fiscal 2001 operating plans may result in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

                            eLEC COMMUNICATIONS CORP.
                            PART II-OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The 2001 Annual Meeting of Shareholders (the "2001 Annual Meeting") was duly held on May 23, 2001. All director nominees to the Board of Directors were duly elected at the 2001 Annual Meeting. Set forth below is a brief description of the other matter voted upon at the 2001 Annual Meeting and the results of the vote with respect to such matter.

             (i) The approval and adoption of our 2001 Non-Employee Director Stock Option Plan. The information contained in our Proxy Statement, dated March 23, 2001 at pages 13 through 16 under the heading "Adoption of the 2001 Non-Employee Director Stock Option Plan" is incorporated by reference herein.

                              Votes For.........................11,171,580
                              Votes Against........................532,568
                              Votes Abstaining.....................60,294

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.
             None

        (b)  Reports on Form 8-K
             None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 eLEC Communications Corp.



        July 16, 2001            By:  /s/ Paul H. Riss
---------------------------          --------------------------
Date                                 Paul H. Riss
                                     Chief Executive Officer
                                     (Principal Financial and
                                      Accounting Officer)