Form 10-Q
period 2001-08-31
ELEC COMMUNICATIONS CORP
filed 2001-10-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                For the quarterly period ended August 31, 2001.
                                               ---------------

                                       OR

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to ____________.

                          Commission file number 0-4465
                                                 ------

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  New York                                   13-2511270
--------------------------------------------------------------------------------
         (State or Other Jurisdiction                     (I.R.S. Employer
       of Incorporation or Organization)                 Identification No.)

              543 Main Street

           New Rochelle, New York                               10801
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code            914-633-6500
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,003,782 shares of Common Stock, par value $.10 per share, as of October 1, 2001.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                   Aug. 31, 2001      Nov. 30, 2000
                                                                   -------------      -------------
                                                                    (Unaudited)         (See note)
Assets
Current assets:
  Cash and cash equivalents                                         $    357,984       $    509,657
   Accounts receivable                                                 4,092,052          2,803,888
   Investment securities                                                 176,229          1,619,822
   Inventory                                                             420,764            529,933
   Prepaid expenses and other current assets                             617,985            579,107
   Land and building held for sale                                            --            533,239
                                                                    ------------       ------------

Total current assets                                                   5,665,014          6,575,646
                                                                    ------------       ------------

Property, plant  and equipment, net                                    3,993,764          2,035,117
                                                                    ------------       ------------

Other assets
  Other investments                                                      240,000            100,000
  Goodwill                                                             2,938,585          3,421,512
  Investment securities, non-current                                     550,000          2,000,000
  Other                                                                  674,050            734,555
                                                                    ------------       ------------
                                                                       4,402,635          6,256,067
                                                                    ------------       ------------
Total assets                                                        $ 14,061,413       $ 14,866,830
                                                                    ============       ============

Liabilities and stockholders' equity
Current liabilities:
  Secured short-term borrowings                                     $    150,000       $    150,000
  Current maturities of long-term debt                                   222,106            398,709
  Accounts payable                                                     2,680,416          2,364,977
  Accrued expenses                                                     3,485,802          1,294,457
  Taxes payable                                                          365,385            311,165
                                                                    ------------       ------------

Total current liabilities                                              6,903,709          4,519,308
                                                                    ------------       ------------

Long-term debt, less current maturities                                5,358,860          1,715,723
                                                                    ------------       ------------

Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 and 116 shares in 2001 and 2000                        2                 12
  Common stock $.10 par value, 50,000,000 shares authorized,
    15,003,782 and 14,642,421 shares issued in 2001 and 2000           1,500,378          1,464,242
  Capital in excess of par value                                      25,423,330         25,319,457
  Deficit                                                            (25,813,286)       (21,744,234)
  Treasury stock at cost, 11,000 shares                                  (27,500)           (27,500)
   Accumulated other comprehensive income                                715,920          3,619,822
                                                                    ------------       ------------
       Total stockholders' equity                                      1,798,844          8,631,799
                                                                    ------------       ------------
Total liabilities and stockholders' equity                          $ 14,061,413       $ 14,866,830
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
                                   (Unaudited)

                                                                   For the Nine Months Ended           For the Three Months Ended
                                                                Aug. 31, 2001     Aug. 31, 2000      Aug. 31, 2001     Aug. 31, 2000
                                                                --------------    --------------     --------------   --------------
Revenues                                                         $ 16,516,231      $  9,460,940      $  6,147,775      $  4,078,312
Cost of revenues                                                   10,124,651         6,678,187         3,609,168         2,917,494
                                                                 ------------      ------------      ------------      ------------
Gross profit                                                        6,391,580         2,782,753         2,538,607         1,160,818
                                                                 ------------      ------------      ------------      ------------

Costs and expenses:
   Selling and general and administrative                          10,126,406         5,619,125         3,103,334         2,383,157
   Depreciation and amortization                                      781,706           509,909           294,069           209,641
   Equity in loss of investee                                              --           255,104                --            92,135
                                                                 ------------      ------------      ------------      ------------
            Total costs and expenses                               10,908,112         6,384,138         3,397,403         2,684,933
                                                                 ------------      ------------      ------------      ------------

Loss from operations                                               (4,516,532)       (3,601,385)         (858,796)       (1,524,115)
                                                                 ------------      ------------      ------------      ------------

Other income (expense):
Interest expense                                                     (506,416)          (59,713)         (200,417)          (32,839)
Interest income                                                        23,508            33,583             9,806             7,601
Miscellaneous income, net                                             930,388         1,305,013            64,841         1,237,734
                                                                 ------------      ------------      ------------      ------------
                                                                      447,480         1,278,883          (125,770)        1,212,496
                                                                 ------------      ------------      ------------      ------------

Loss from continuing operations                                    (4,069,052)       (2,322,502)         (984,566)         (311,619)

Gain on disposal of discontinued operations                                --           181,355                --           181,355
                                                                 ------------      ------------      ------------      ------------

Net loss                                                         ($ 4,069,052)     ($ 2,141,147)     ($   984,566)     ($   130,264)
                                                                 ============      ============      ============      ============

Basic and diluted (loss) income per share
Continuing operations                                            ($      0.27)     ($      0.18)     ($      0.07)     ($      0.02)
Discontinued operations                                                    --              0.01                --              0.01
                                                                 ------------      ------------      ------------      ------------
Net loss                                                         ($      0.27)     ($      0.17)     ($      0.07)     ($      0.01)
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding
                                                                   14,871,898        12,919,425        14,966,103        13,590,597
                                                                 ============      ============      ============      ============

See notes to the condensed consolidated financial statements
                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             For the Nine Months Ended
                                                                           Aug. 31, 2001    Aug. 31, 2000
                                                                           -------------    -------------
Net cash used in operating activities:                                      ($2,897,427)     ($4,362,372)
                                                                            -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                        (1,179,167)        (637,796)
   Proceeds from sale of marketable securities                                  992,062        1,305,013
   Proceeds from sale of property and equipment                                 933,238               --
   Proceeds from agreement to sell subsidiary                                    43,662           43,662
   Acquisition of Telecarrier Services Inc. net of cash received                     --           (7,718)
                                                                            -----------      -----------
Net cash provided by investing activities                                       789,795          703,161
                                                                            -----------      -----------

Cash flows from financing activities:
   Increase in loans payable to financial institutions net of repayment       2,239,879          356,060
   Pay-off of Canadian mortgage                                                (283,920)              --
   Proceeds from exercise of warrants                                                --        1,751,609
   Proceeds from private placement of common stock                                   --        1,829,500
   Proceeds from exercise of stock options                                           --          238,918
                                                                            -----------      -----------
Net cash provided by financing activities                                     1,955,959        4,176,087
                                                                            -----------      -----------

Effect of exchange rate changes on cash                                              --           10,835
                                                                            -----------      -----------

(Decrease) increase in cash and cash equivalents                               (151,673)         527,711
Cash and cash equivalents at beginning of period                                509,657          591,299
                                                                            -----------      -----------
Cash and cash equivalents at the end of period                              $   357,984      $ 1,119,010
                                                                            ===========      ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
       Interest                                                             $   428,052      $    63,505
                                                                            -----------      -----------

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

Note 2-Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to new impairment tests. All other intangible assets will continue to be amortized over their useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the current year ended November 30, 2001. Through the current year, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test. During the next fiscal year, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of these rules is expected to result in a reduction of amortization next year of approximately $640,000.

Note 3-Principal Financing Arrangements

 On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and our wholly-owned subsidiary, Essex Communications, Inc. ("Essex"), to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (11% at August 31, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC Communications Corp. ("eLEC"), the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk America Holdings, Inc. ("Talk"). The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The fair market value of the warrants has been accounted for as an additional interest expense over the term of the agreement. At August 31, 2001, approximately $4,229,000 was outstanding under the agreement.

Note 4-Investment Securities

Details as to investment securities at August 31, 2001 are as follows:

                                            Fair             Unrealized
                           Cost             Value           Holding Gain
                           ----             -----           ------------
Equity securities        $10,309          $726,229           $715,920

Our investment securities consisted of 1,320,415 common shares of Talk valued at $.55 per share. 1,000,000 of such shares were held in escrow by RFC to secure long-term debt, and are classified as a non-current asset. In addition, we hold a non-marketable warrant to purchase 285,714 Talk shares at $2.10 per share, expiring in 2005. The Talk shares have been subject to market fluctuations.

During the quarter ended August 31, 2001, we sold 64,000 shares of Talk, realizing a gain of $62,659, which is included under the caption "Miscellaneous income, net" on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 5-Operating Segment Information

We are organized into two operating segments, a full-service telecommunications segment and a specialty retail segment. A discussion of segment results is presented in "Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations."

Segment information is summarized as follows:

                               For the Nine Months Ended          For the Three Months Ended
                           Aug. 31, 2001      Aug. 31, 2000     Aug. 31, 2001    Aug. 31, 2000
                           --------------    --------------    --------------    --------------
Telecommunications
Revenues                   $ 14,947,642      $  7,965,728      $  5,649,465      $  3,560,374
Net loss                  ($  4,181,574)    ($  2,413,654)    ($  1,005,946)    ($    373,784)

Specialty retail
Revenues                   $  1,568,589      $  1,495,212      $    498,310      $    517,938
Net income                 $    112,522      $     91,152      $     21,380      $     62,165

Total
Revenues                   $ 16,516,231      $  9,460,940      $  6,147,775      $  4,078,312
Net loss                  ($  4,069,052)    ($  2,322,502)    ($    984,566)    ($    311,619)


Note 6-Major Customer

During the nine and three months ended August 31, 2001, we had telecommunications revenue from one customer that accounted for approximately 17% and 15%, respectively, of our telecommunications revenue.

Note 7-Income Taxes

At November 30, 2000, we had net operating loss carryforwards for Federal income tax purposes of approximately $15,000,000 expiring in the years 2001 through 2019. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

As of August 31, 2001, we had an unrealized gain on our ownership of Talk of approximately $715,920. Upon the sale of the Talk stock, the net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.

Note 8-Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. There were no potentially dilutive securities for the nine and three months ended August 31, 2001 and 2000.

In addition, options and warrants where the exercise price was greater than the average market price of the common shares of approximately 3,260,000 and 1,570,000 for the nine month period and 3,390,000 and 1,570,000 for the three month period ended August 31, 2001 and 2000, were excluded from the computation of diluted loss per share.

Note 9-Comprehensive (loss) income

The components of comprehensive (loss) income were as follows:

                                                         For the Nine Months Ended         For the Three Months Ended
                                                     Aug. 31, 2001     Aug. 31, 2000     Aug. 31, 2001    Aug. 31, 2000
                                                     --------------    --------------   --------------    --------------
Net loss                                             ($ 4,069,052)     ($ 2,141,147)     ($   984,566)     ($   130,264)
Other comprehensive (loss) income-
 unrealized (loss) gain on marketable securities       (1,912,910)       13,486,364        (1,122,353)       13,494,721
                                                     ------------      ------------      ------------      ------------
Comprehensive (loss) income                          ($ 5,981,962)     $ 11,345,217      ($ 2,106,919)     $ 13,364,457
                                                     ============      ============      ============      ============

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

We have applied for certification in 48 states to operate as a facilities-based CLEC so that we can utilize the UNE-P service offering in the entire continental United States. We have received approvals in 39 states and are fully operational on UNE-P in 15 states. We have built a network operations center ("NOC") in Norwalk, Connecticut to provide us with surveillance and deployment capabilities for high-speed Internet access via Digital Subscriber Lines ("DSL"). We are currently provisioning DSL on a limited basis and we use the infrastructure of incumbent carriers to carry traffic on our own packet-switched data network. We initially plan to offer DSL services to our existing voice customer base, so that we can eventually use packet-switched technology to route local and long distance voice traffic over the Internet. We are currently testing local voice traffic solutions over a packet-switched network through our data switch that is located in Norwalk.

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

Nine Months Ended August 31, 2001 Compared to Nine Months Ended August 31, 2000

Results of operations

Our net revenues for the nine-month period ending August 31, 2001 increased by approximately $7,055,000, or approximately 75%, to approximately $16,516,000 as compared to approximately $9,461,000 reported for the nine-month period ending August 31, 2000.

Net revenues of our telecommunications division increased by approximately $6,982,000, or approximately 88%, to approximately $14,948,000 for the nine-month period ending August 31, 2001 from approximately $7,966,000 reported in the nine-month period ending August 31, 2000. The increase was attributable to the continued growth in the number of telephone lines that operate on eLEC's platform from approximately 31,000 access lines as of August 31, 2000 to approximately 47,000 lines as of August 31, 2001.

Net revenues of our specialty retail sales division, consisting of the operations of Airline Ventures, Inc. ("AVI"), increased for the nine-month period ending August 31, 2001 by approximately $73,000, or approximately 5%, to approximately $1,568,000 from approximately $1,495,000 reported in the nine-month period ending August 31, 2000. AVI operates three retail stores in Texas for professional airline flight crew members and sells pilot uniforms, study guides and travel products. Its products are sold on the E-commerce site www.avishop.com.

We anticipate a decrease in sales in this division for the next twelve months as a result of the terrorist activities on September 11, 2001. Our primary customers are pilots and flight attendants from American Airlines, which has announced workforce reductions of more than 20%. However, we have stores at facilities where pilots train, and we do not anticipate a significant decrease in traffic at these stores because we expect an increased effort to give pilots additional training at these facilities. Also, our sales of American Airlines logo product and of patriotic items has increased since September 11th. Some of the proceeds of the sales of these items have been donated to relief efforts including donations to the families of deceased American Airline employees who were our customers.

Our gross profit for the nine-month period ending August 31, 2001 increased by approximately $3,609,000 to approximately $6,392,000 from approximately $2,783,000 reported in the nine-month period ending August 31, 2000, and the gross profit percentage increased to 38.7% from 29.4% reported in the prior fiscal period.

For the nine-month period ending August 31, 2001, the gross profit percentage of our telecommunications division increased to approximately 38.6% from 26.8% reported in the prior fiscal period. The increase in gross profit percentage is primarily attributable to our ability to reduce the costs we pay to the incumbent carriers for our service platform, coupled with the continued conversion of existing access lines and the provisioning of new access lines to the UNE-P platform, which gives us higher margins than the resale platform used in the prior comparable period. We anticipate that we will be able to maintain a gross margin of approximately 39% or higher, because we are able to evaluate the profitability of each line. We access our databases and compare multiple categories of revenues and expenses for each telephone line that we sell. This line level analysis allows us to examine our customer base and take corrective actions to eliminate unprofitable accounts, to correct billing errors and to identify overcharges from the ILEC.

Our specialty retail division recorded a gross profit percentage of approximately 39.5% for the nine-month period ending August 31, 2001 as compared to approximately 43.2% reported in the prior fiscal period. We expect the gross margin of our specialty retail segment to continue at its current level of approximately 40%.

Selling, general and administrative expenses increased by approximately $4,507,000, or approximately 80%, to approximately $10,126,000 for the nine-month period ending August 31, 2001 from approximately $5,619,000 reported in prior fiscal period. A major portion of this increase was attributable to the costs of our marketing efforts and to the salaries and facility expenses incurred by our telecommunications division. This increase in expense is directly related to the increase in telecommunications revenues in the nine-month period ending August 31, 2001 as compared to the prior fiscal period in 2000.

At August 31, 2001, we had no ownership interest in RiderPoint, Inc. ("RiderPoint") as compared to our ownership interest of approximately 27% at August 31, 2000. As our investment in RiderPoint was accounted for under the equity method of accounting, we were required to include a portion of RiderPoint's operating net loss in our results of operations. For the nine-month period ending August 31, 2000, we recorded a loss of approximately $255,000 relating to our investment in RiderPoint.

Our operating loss increased by approximately $915,000, or approximately 25%, to approximately $4,516,000 for the nine-month period ending August 31, 2001 from approximately $3,601,000 reported in the prior fiscal period. The net operating loss of our telecommunications division increased by approximately $894,000 to approximately $4,587,000 for the nine-month period ending August 31, 2001 as compared to approximately $3,693,000 reported in the prior fiscal period. The increase in operating loss in the current period as compared to the prior period reflects the increase in costs associated with our efforts to expand our telecommunications business, partially offset by the increase in revenue and gross profit. The operating profit of our specialty retail sales division decreased by approximately $21,000 to approximately $70,000 reported for the nine-month period ending August 31, 2001 as compared to an operating profit of approximately $91,000 reported in the prior fiscal period.

Our nine-month operating loss of approximately $4,516,000, for the period ending August 31, 2001, consists of an operating loss of approximately $859,000 for the three months ended August 31, 2001, as compared to an operating loss of approximately $1,676,000 for the three months ended May 31, 2001. We anticipate the quarterly operating loss to decrease further in the fourth fiscal quarter of 2001, as we continue to analyze gross margins per line and take corrective action on accounts that are unprofitable.

Interest expense for the nine-month period ending August 31, 2001 increased by approximately $447,000 from the amount reported in the nine-month period ending August 31, 2000 primarily due to increased average borrowings.

Miscellaneous income for the nine-month period ending August 31, 2001 of $930,000 resulted primarily from the sale of Talk shares.

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31,
2000

Results of operations

Our net revenues for the three-month period ending August 31, 2001 increased by approximately $2,070,000, or approximately 51%, to approximately $6,148,000 as compared to approximately $4,078,000 reported for the three-month period ending August 31, 2000.

Net revenues of our telecommunications division increased by approximately $2,090,000, or approximately 59%, to approximately $5,650,000 for the three-month period ending August 31, 2001 from approximately $3,560,000 reported in the three-month period ending August 31, 2000. The increase was attributable to the continued growth of the customer base.

Net revenues of our specialty retail sales division, AVI, decreased for the three-month period ending August 31, 2001 by approximately $20,000, or approximately 4%, to approximately $498,000 from approximately $518,000 reported in the three-month period ending August 31, 2000.

Our gross profit for the three-month period ending August 31, 2001 increased by approximately $1,378,000 to approximately $2,539,000 from approximately $1,161,000 reported in the three-month period ending August 31, 2000, and the gross profit percentage increased to 41.3% from 28.5% reported in the prior fiscal period.

For the three-month period ending August 31, 2001, the gross profit percentage of our telecommunications division increased to approximately 41.7% from 26.1% reported in the prior fiscal period. The increase in gross profit percentage is primarily attributable to our ability to reduce the costs we pay to the incumbent carriers for our service platform, coupled with the continued conversion of existing access lines and the provisioning of new access lines to the UNE-P platform, which gives us higher margins than the resale platform used in the prior comparable period. We anticipate that we will be able to maintain a gross margin of approximately 39% or higher, as noted above.

Our specialty retail division recorded a gross profit percentage of approximately 36.7% for the three-month period ending August 31, 2001 as compared to approximately 44.6% reported in the prior fiscal period. We expect the gross margin of our specialty retail segment to continue at its current level of approximately 40%.

Selling, general and administrative expenses increased by approximately $720,000, or approximately 30%, to approximately $3,103,000 for the three-month period ending August 31, 2001 from approximately $2,383,000 reported in prior fiscal period. A major portion of this increase was attributable to the costs of our marketing efforts and to the labor and facility expenses incurred by our telecommunications division. This increase in expense is directly related to the increase in telecommunications revenues in the three-month period ending August 31, 2001 as compared to the prior fiscal period in 2000.

At August 31, 2001, we had no ownership interest in RiderPoint as compared to our ownership interest of approximately 27% at August 31, 2000. As our investment in RiderPoint was accounted for under the equity method of accounting, we were required to include a portion of RiderPoint's operating net loss in our results of operations. For the three-month period ending August 31, 2000, we recorded a loss of approximately $92,000 relating to our investment in RiderPoint.

Our operating loss decreased by approximately $666,000, or approximately 44%, to approximately $859,000, for the three-month period ending August 31, 2001 from approximately $1,525,000 reported in the prior fiscal period. The $859,000 quarterly operating loss consisted of corporate overhead costs of approximately $684,000 and losses from our data operations of approximately $237,000, offset by income from our CLEC operations of approximately $52,000 and income from our retail segment of approximately $10,000. The significant decrease in operating loss in the current period as compared to the prior period reflects the emergence of our CLEC operations into a business with gross margins that now adequately cover our CLEC operating expenses.

Our specialty retail sales division reported an operating profit of approximately $10,000 for the three-months ended August 31, 2001 as compared to an operating profit of approximately $62,000 in the prior fiscal period.

Interest expense for the three-month period ending August 31, 2001 increased by approximately $168,000 from the amount reported in the three-month period ending August 31, 2000 primarily due to increased average borrowings.

Miscellaneous income for the three-month period ending August 31, 2001 of $65,000 resulted primarily from the sale of Talk shares.



Liquidity and Capital Resources

At August 31, 2001, we had cash and cash equivalents available of approximately $358,000, and negative working capital of approximately $1,240,000, a decrease of approximately $761,000 and $15,841,000, respectively, from amounts reported in the prior fiscal period. At August 31, 2001, we owned 1,320,415 shares of Talk, at a market value of approximately $726,000, as compared to 1,876,911 shares of Talk, at a market value of approximately $13,490,000 at August 31, 2000. However, at August 31, 2001, 1,000,000 of the shares of Talk were classified as a non-current asset because they are held in escrow by a lender in conjunction with a long-term debt facility.

Net cash used in operating activities aggregated approximately $2,897,000 and $4,362,000 in the nine-month periods ending August 31, 2001 and 2000, respectively. The principal use of cash in fiscal 2001 and 2000 was approximately $4,069,000 and $2,141,000, respectively, relating to the losses for the periods.

Net cash provided by investing activities aggregated approximately $790,000 and $703,000 in the nine-month periods ending August 31, 2001 and 2000, respectively. The sources of cash provided by investing activities in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $992,000, the proceeds from the sale of property of approximately $933,000 and the proceeds from the 1992 sale of a subsidiary of approximately $44,000. This amount was partially offset by the purchase of property and equipment of approximately $1,179,000. Net cash used in fiscal 2000 was for the purchase of fixed assets and the acquisition of Telecarrier, amounting to approximately $638,000 and $8,000, respectively. Sources of cash provided from investing activities in fiscal 2000 were the proceeds from the sale of marketable securities of approximately $1,305,000 and the proceeds of approximately $44,000 from the 1992 sale of a subsidiary.

Net cash provided by financing activities aggregated approximately $1,956,000 and $4,176,000 in the nine-month periods ending August 31, 2001 and 2000, respectively. The source of net cash provided by financing activities resulted primarily from the proceeds of borrowings from financial institutions of approximately $2,240,000, offset by the pay-off of our Canadian mortgage of approximately $284,000. In fiscal 2000, the source of net cash provided by financing activities resulted from the proceeds of borrowings from financial institutions of approximately $356,000; the proceeds of a private equity placement of approximately $1,829,000; the exercise of warrants of approximately $1,752,000; and the exercise of stock options of approximately $239,000.

On October 23, 2000, we converted our existing receivable sales agreement between RFC and our wholly-owned subsidiary, Essex, to a loan and security agreement with RFC. The new loan agreement initially provides for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (11% at August 31, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC, the parent company of Essex, has guaranteed the repayment of all borrowings under the loan agreement, and has pledged as collateral 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. The fair market value of the warrants has been accounted for as an additional interest expense over the term of the agreement. At August 31, 2001, approximately $4,229,000 was outstanding under the agreement.

For the nine-month period ending August 31, 2001, our capital expenditures amounted to approximately $2,579,000, which included the purchase of a 40,000 square foot building in New Rochelle, New York for $1,500,000. The seller financed $1,100,000 of the purchase with a five-year mortgage loan, which bears interest at a rate of 10% per annum for the first year and 11% per annum thereafter. We expect to make additional capital expenditures related to the acquisition of this building so that it can serve as an in-bound and out-bound call center, our second network operations center and our corporate headquarters. We anticipate that expenditures for equipment, furniture and fixtures for the next twelve months will not exceed $400,000. Equipment purchases are anticipated to be financed through equipment leases or available cash.

At October 1, 2001, we beneficially owned approximately 1.5 million shares of Talk (Nasdaq:TALK). Of such shares, we can sell approximately 200,000 shares without permission from RFC. We require RFC's consent to sell 1.0 million of such shares. We have the right to purchase 285,714 additional shares if we exercise a warrant. The warrant exercise price is $2.10 per share and, at October 1, 2001, was not in-the-money, as the closing price of Talk common stock was $0.43 per share at such date. At October 1, 2001, we also owned 1.4 million unregistered shares of Cordia Corporation ("Cordia") f/k/a CyberOpticsLabs Inc. (OTCBB:CORC). These shares are "restricted securities" and will not be eligible for sale in the public markets until February 2002. In addition to the securities that we own, we have the loan facility with RFC discussed above. We believe this facility alone will not be sufficient to provide us with the growth capital we need to achieve the growth rates that our back office systems can support. As a result, the price that we receive from selling our shares of Talk common stock will impact our growth rate for the remainder of fiscal 2001 and in fiscal 2002.

Management believes that the working capital and cash flow from operations of our retail division will be sufficient to meet the cash and capital requirements of our retail division for the next 12 months. We are considering the possible sale of this division, as its operations are not the primary focus of our business plan and we believe the sale of this division would provide us available cash that we can use to support our telecommunications operations. Our plan for the growth of our telecommunications division is to reach a break-even level as soon as possible. In conjunction with this strategy, we have slowed our growth and limited our selling, general and administrative expenses. With the overhead reductions we have made, and with the implementation of a web-based gross margin analysis tool, we believe that we will reach an EBITDA positive level at approximately 50,000 local access lines. We will continue to expend cash and incur additional losses before we are able to grow eLEC to a profitable level. We believe our cash and investment securities at August 31, 2001, in addition to our loan facility with RFC, will provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. However, the market relating to such securities could vary widely during the year, and we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our current operating plans.

We also believe that we can receive additional funding from a private placement of our common stock. However, given recent market conditions, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. Moreover, we have been in violation of Nasdaq Rule 4310(c)(4), which requires that our common stock maintain a minimum bid price of $1.00. Although Nasdaq has issued a temporary moratorium on the minimum bid price until January 2, 2002, we currently do not meet the minimum bid requirements. If we continue not to meet the minimum bid requirements in fiscal 2002, we may face a delisting hearing in fiscal 2002. Similarly, partially due to the decline in value in the marketable securities that are listed on our balance sheet, we have incurred unrealized losses that have resulted in our total equity falling below the $2,500,000 minimum level required to continue our listing on Nasdaq. Should our investments in marketable securities not appreciate substantially in the next quarter, we will consider increasing our net worth through a private placement or an acquisition. Any such delay or developments that impact our Nasdaq listing may further impact our ability to raise capital and to support our operating plans. The inability to carry out our operating plans may result in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

                            eLEC COMMUNICATIONS CORP.

                            PART II-OTHER INFORMATION

Item 2.       Changes in Securities

              On July 10, 2001, we issued an aggregate of 61,361 shares of our common stock in conjunction with certain per share price benchmarks in various stockholder subscription agreements. Such transaction was effected pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits.
                   None

              (b)  Reports on Form 8-K
                   None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  eLEC Communications Corp.



  October 15, 2001                By:  /s/ Paul H. Riss
--------------------                   -------------------------
Date                                   Paul H. Riss
                                       Chief Executive Officer
                                       (Principal Financial and
                                        Accounting Officer)