Form 10-K
period 2001-10-30
ELEC COMMUNICATIONS CORP
filed 2002-04-16
CIK 90721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-4465

eLEC COMMUNICATIONS CORP.
(Exact name of Registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2511270 (IRS employer identification no.)
543 Main Street, New Rochelle, New York (Address of principal executive offices)	10801 (Zip Code)

Registrant's telephone number, including area code: (914) 633-6500.

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,657,000.

As of February 28, 2002, there were 15,619,282 shares outstanding of the Registrant's Common Stock.

        The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting the Company's operations, markets, growth, services, products, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue the Company's business plan; (2) the Company's ability to maintain, attract and integrate internal management, technical information and management information systems; (3) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (4) the Company's ability to market its services to current and new customers and generate customer demand for its product and services in the geographical areas in which the Company can operate; (5) the Company's success in gaining regulatory approval to access new markets; (6) the Company's ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (7) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (8) the impact of changes in telecommunication laws and regulations; (9) the intensity of competition; and (10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I

        In this Annual Report on Form 10-K, we will refer to eLEC Communications Corp., a New York corporation, as "eLEC," the "Company," "we," "us," and "our."

Item 1.—Business

Overview

        eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and a full suite of Internet services. We have built our Company by primarily focusing on creating the systems and processes needed to reach the goal of being able to provide consumers in 48 states with local telephone service. We have built a scalable operating platform that can provision a local phone line, provide dial-tone to our customers, read usage records, rate phone calls for billing purposes, prepare monthly invoices to customers, provide real-time on-line customer support services at our inbound call centers, capture credit and collection data, calculate gross margins for each line and perform any moves, adds, changes and repairs that a customer requests. We utilize universal client technology so that our employees and agents can access our system from any PC using any Internet browser.

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

        Although we believe the opportunity for CLECs is attractive, it is also challenging. We must contend with federal and state government regulators, rapidly changing technologies, incumbent carriers who are better staffed and capitalized than us and real-time business partners who also carry our customer's phone call whether it be local, long distance or international. At the same time that we are managing these challenges, we also must provide connectivity, superior customer service and a culture of continuous improvement. Because of the complexity of the business, we have focused our energies on simplifying our working environment and improving performance through automation. We believe one of the greatest accomplishments in building our business over the past three years was the development of our own operations support systems ("OSS"). We believe our OSS is the crucial enabler that allows us to effectively support customer orders, service delivery, service assurance, billing and collections in an automated manner.

        Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We invested our capital in our OSS to support our customers and we lease facilities on an as-needed basis from ILECs while we build our customer base. After we have obtained a substantial geographical concentration of customers, we will make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be very flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy and have enabled us to better utilize our capital.

        When we lease lines from an ILEC, we use the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so that we can provide local dial tone service to our customers. We are capable of providing virtually all of the same additional voice services provided by any ILEC, such as three-way calling, call waiting, call forwarding and caller ID. We sell all our services at a fee that is at least ten percent less than the rate charged by the ILEC. We typically sell our customers the exact same service that they were buying from the ILEC so that our customers see a savings on their telephone bill when they change to eLEC. We do not upsell our customers initially, but we do contact them after several months and offer them additional features and services in an effort to generate more revenue per customer. In some instances, such as when our customer is far from an ILEC central office, or when our customer has a flat rate calling plan but is continuously connected to a local internet service provider, the fees we pay under the UNE-P service offering are greater than the fees we charge our customer. For these customers, we utilize a resale platform in which we buy wholesale services from the ILEC at a discounted rate. We achieve gross margins with UNE-P of approximately 40%, whereas gross margins on our resale lines are approximately 10%. At the end of fiscal 2001, approximately 80% of our lines were on UNE-P and approximately 20% of our lines were on a resale platform.

        We believe we can provide competitive service under the UNE-P service offering on a nationwide basis. We have programmed our OSS to operate under both the resale and UNE-P service offering in 17 states: Alabama, Colorado, Connecticut, Florida, Georgia, Kentucky, Louisiana, Massachusetts, Mississippi, New Jersey, New York, Pennsylvania, Rhode Island, South Carolina, Tennessee, West

Virginia and Virginia. We are working to program our OSS to work in additional states, and our goal is to reach any of the 200 million local access lines in the United States. We believe our OSS is not only valuable to us as a CLEC, it is also valuable to us as an engine that we can use to provide service bureau services to other CLECs. We believe UNE-P is the preferable platform for any CLEC to operate under while it is growing and building a customer base. We have designed our OSS to be flexible and scalable so that any company that wants to begin providing local exchange services utilizing UNE-P can rely on our OSS. UNE-P has substantial value because it allows a CLEC to provide service with significantly lower capital requirements than either fiber-based or wireless systems, and to offer services to a broader customer base more quickly and at a lower price. The ability to rapidly provision accounts and to deliver reliable service at a lower price than offered by the ILECs should provide us with certain competitive advantages as we market our services to small business and residential customers.

        Due to the changing capital environments during 2001 and our inability to obtain sufficient capital to build both a CLEC and an OSS that caters to a UNE-P and resale customer base, we have begun to scale back our operations as a CLEC and we have announced that we are considering third-party offers to purchase our largest CLEC, Essex Communications, Inc. ("Essex"). The bulk of our debt and accounts payable resides in Essex, and we believe the sale of Essex in its entirety, or the sale of the principal assets of Essex, could dramatically improve our balance sheet and our ability to continue as both a CLEC and an OSS provider. In addition, in April 2002, our lender has requested and we have agreed to consummate a sale of Essex by May 11, 2002. Failure to do so could result in our lender demanding repayment of our outstanding loan.

        We believe many CLECs have failed because they did not have enough revenues to support the cost of operating the network they built. We also believe other CLECs have failed because they did not have the back-office systems they needed to effectively support customer orders, service delivery, service assurance, billing and collections in an efficient manner. While we have leased networks to avoid the high cost of building a network and have focused our efforts on building our OSS, we have not been able to bring our operations to a breakeven point, and have been struggling with negative working capital for almost one year, while our losses continue. Our financial condition has not allowed us to spend the marketing dollars we needed to obtain enough customers, and we have been unable to obtain the consent of our lender to the purchase of any customer bases that we have proposed since our acquisition of Telecarrier in January 2000. To help conserve cash, we have scaled back our telemarketing efforts, which we believe are predictable as to costs and results, and moved to a more cash efficient agent model, which requires smaller cash expenditures up front, but is hard to predict the timing of when new customers sign up with our service.

        As a result of our financial condition, we are exploring alternatives to preserve our OSS. A significant number of potential purchasers of all or part of Essex have indicated a desire to utilize our OSS to serve their UNE-P and resale customers. In addition to looking for a purchaser that will license our OSS, we have also been in discussions regarding the licensing of our OSS to companies that are seeking to purchase local access lines, but are not currently a licensed CLEC. We believe there are a significant number of venture capital and other investors that are seeking to capitalize on the availability of local access lines from financially-troubled CLECs that will need a local access platform that can support customer orders, service delivery, service assurance, billing and collections. We hope to be able to provide them with our platform so that we can generate revenues from our OSS. There can be no assurance that this will occur, nor can there be any assurance that we will be able to satisfactorily dispose of one or more of our subsidiaries. Failure to accomplish this could cause us to seek to reorganized under applicable bankruptcy laws. Even if we are successful in disposing of one or more of our subsidiaries we still may be forced to reorganize under applicable bankruptcy laws.

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

        In October 1997, we began incubating small high-growth-potential companies, and we made our first investment in a CLEC, Access One Communications, Inc. ("Access One"), when we purchased approximately 28% of Access One's outstanding capital stock. Access One was a newly-formed CLEC with approximately 2,000 installed local access lines that looked to us for growth capital to meet its business plan. Our Board of Directors believed that Access One's "customer-first" growth strategy of obtaining a customer base first and later building an equipment network around a geographically concentrated customer base was a compelling strategy that would utilize capital wisely and yield high valuations in the future. Access One was purchased by Talk America Holdings Inc. ("Talk"), a publicly-traded telecommunications company, in August 2000, and we received approximately 2.2 million shares of Talk common stock and warrants in exchange for our investment in Access One.

        We commenced operations in the telecommunications industry in fiscal 1998 by acquiring on February 27, 1998, Essex, a newly-formed CLEC formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.

        Due to our increased focus on developing a full suite of telecommunications services, and the significant decrease in luggage division sales in recent fiscal years, our Board of Directors decided in July 1999 to divest the Company's luggage division, and we sold the assets of our U.S. luggage operations in August 1999. Since such time, we have liquidated the remaining assets of our Canadian luggage business. Our luggage segment has been classified as a discontinued operation in our income statement, and this segment has reported significant net operating losses in fiscal 1999. In fiscal 2000 we recorded a net gain from discontinued operations due to the settlement of various debts at less than their previously accrued amounts and the sale of a building in Canada for a higher price than our carrying value for such asset. See Note 12 of the Notes to Consolidated Financial Statements.

        In January 2000, we acquired a New Jersey-based CLEC, Telecarrier Services, Inc. ("Telecarrier"). Telecarrier operated as a CLEC in the states of Massachusetts, New Jersey, New York and Rhode Island and provided long distance service in 13 states. Telecarrier's operations were merged into Essex after the acquisition was completed. We have maintained the licenses in Telecarrier so that we can use this subsidiary for future operations, if appropriate.

        In October 2000, we acquired Line One, Inc. ("Line One"), a telemarketing firm with approximately 70 seats. Line One became our internal marketing engine for our telemarketing channel, which contacts small businesses and offers our telecommunications services. We believe telemarketing would be a particularly effective marketing strategy to utilize because of the ubiquitous reach that the UNE-P service offering gives us. Line One has also managed third-party telemarketing firms that we have retained. Due to our current financial condition, we are only telemarketing with 10 seats.

        In November 2001, we sold the assets of AVI, the last of our non-telecommunication businesses. AVI's financial results are now reported as a discontinued operation in our financial statements.

        Information concerning sales, business segment operations and identifiable assets attributable to each of our reportable industry segments can be found in Note 13 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

eLEC's Telecommunications Services

        We tailor our service offerings to meet the specific needs of small businesses, not-for-profit organizations, governmental agencies and other institutional customers in our target markets. We primarily market our services through three different distribution channels. We use an in-house telemarketing staff and third-party telemarketers to attract small-business accounts (typically less than ten telephone lines for each account), we use third-party agents and interconnect companies to attract medium-sized business accounts (typically ten to 100 telephone lines in size), and we use our own management team to attract wholesale accounts (typically 100 telephone lines or more in size). We also provide services to residential customers, but we do not actively target residential accounts in our marketing. Based upon feedback received from our customers and analysis of the types of services the entities in each of these groups need, we tailor a basic telecommunications service package, which can be promptly adjusted to the specific needs of individual customers. We creatively package our services to provide "one-stop shopping" solutions for our customers, so that they can purchase directly from us all of their communications requirements. Listed below are the basic categories of services that we offer:

  •
  Local Exchange Services.  We offer local exchange services, starting with local dial tone, plus numerous features, the most common of which are call waiting, call forwarding, caller ID and dial back features. By offering local dial tone, when we utilize the UNE-P service offering, we also receive originating and terminating access charges for interexchange calls placed or received by our subscribers.

  •
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

  •
  Internet and Data Services.  We offer dedicated and dial-up Internet access services via conventional modem connections, ISDN, T1 and higher speed dedicated connections. In addition, we are beginning to provision DSL services and we have agreements with three ILECs and one data service provider to utilize their DSLAMs to provision our customers through an ATM cloud.

  •
  Facilities and System Integration Services.  We offer individual customers consultation services with regard to the design and implementation of complete telecommunications systems to meet their specific needs, including the selection of equipment, interconnection of local area networks and wide area networks, and implementation of virtual private networks.

  •
  Service Bureau.  We offer our OSS services to other companies that have a need for a complete billing and customer care platform for local exchange services. Each potential customer is offered a customized proposal with a menu of items from which to choose depending upon the specific functions the customer would like us to perform. Our basic service is to host and maintain the billing platform and process the numbers so that we can send a print file to an inside or outside printer. We also offer a "Full Customer Service Option," which includes services such as order entry, provisioning, repair, in bound customer service, regulatory compliance and order changes.

Business Strategy

        Our goal is to use our internally developed systems and processes to operate a premiere UNE-P focused integrated communications provider. We intend to take advantage of the UNE-P service offering in states in which the rates allow a CLEC to obtain an appropriate gross margin, such as New

Jersey and New York, in which states there has recently been a significant reduction in the cost of leasing a port and a loop. We also intend to operate as both a service bureau and a CLEC. We believe we need to obtain revenues as a service bureau to offset enough of our fixed costs to operate profitably. Due to our limited access to capital, we have not been able to secure the funds we need to purchase customer bases that are for sale at prices we consider to be depressed. Even though we have been unable to buy any lines, we still believe there are opportunities to generate revenues by servicing lines purchased by others. We have consequently begun to approach venture capital firms and lending institutions with pricing information for using our OSS. We recently met with a number of investors that are looking to buy customer bases from insolvent CLECs and offered to provide them our Full Customer Service Option for a price of $10 a line per month. In some states a CLEC is able to generate a gross margin per line of between $15 and $20 a line. By providing an investment firm, a long distance carrier or a data service provider with immediate access to a local service platform and therefore immediate entry into the local telephone service business, we believe we will be able to attract a number of service bureau customers that want to rapidly enter the industry by taking advantage of the low cost of purchasing an existing customer base from an insolvent entity.

        We are taking the following actions steps to achieve our goal of being both a UNE-P CLEC and a UNE-P service provider:

  •
  Target Small- and Medium-Sized Businesses.  We focus our CLEC sales efforts for local and long distance services on small- and medium-sized businesses having two to 100 business lines in any one location. We believe that these customers prefer a single source for all their telecommunications services. We have elected to focus on this segment because of our ability to obtain under the UNE-P platform ample gross margins on the services provided to these customers. We also believe that, as compared to larger businesses, the ILECs and facilities-first CLECs may be less likely to apply significant resources to obtaining or retaining these customers. We expect to attract and retain these customers through telemarketers and agents, by offering bundled local and long distance services, as well as enhanced telecommunication services, at competitive long distance rates, by responsive customer service and support and by offering new and innovative products. Due to our eroding financial condition, we only have 10 employees telemarketing which yields approximately 125 new customer lines a week.

  •
  Rapidly Deploy New Customers.  As a CLEC and a service bureau, we intend to take advantage of our ability to rapidly provision new accounts in our existing service areas, and to rapidly enter new service areas because of our low capital requirements to enter new states. Our choice of states on which to focus will depend on several factors, such as the population in the state, our ability to utilize the UNE-P service offering and the wishes of a potential customer of our service bureau operations. Even though we are not approved as a CLEC in certain states, we are able to program our OSS and take data feeds from the ILEC on behalf of a CLEC that is licensed and operating in that state. We typically can utilize the ILEC's internal infrastructure to provision a new account within two or three days after we have received a letter of authorization from a customer to change its local service provider.

  •
  Achieve Market Share with Competitive Pricing.  We always price our CLEC services at a discount to the same services provided by an ILEC. We can ascertain what the ILECs charge because we have access to the rates they have filed with the various state public service commissions, and we typically review the telephone bill of a potential customer before switching it to our network to compare the prices it was paying and any contractual obligations to which it was subject. We anticipate that some ILECs may reduce their prices as increased competition begins to erode their market share. We believe, however, that we will be able to compete as prices decrease because of our low network costs and because we will be providing a variety of bundled telecommunications services and will not have to rely on price alone to maintain our core customer base.

  •
  Market our OSS for Local Telephone Services.  We plan to market our OSS to investment groups, lenders, communication entities that are not in the local exchange business and to other CLECs. We believe our OSS is flexible and thorough enough to be an essential tool for companies that want to operate a CLEC. Our OSS is a Web based system, that can be accessed through the Internet from anywhere in the nation. It has many useful features that mine and sort data in a manner that will enable a CLEC to maximize its gross margin. For example, our margin analysis tool disclosed that an ILEC was charging us $1.00 per line per month for touch tone features on several UNE-P accounts that were supposed to be provided at no cost. Our OSS also enables us to have multiple billing cycles each month. If a CLEC sends bills just once a month, employees who work in customer services and billing inquiries departments tend to be overworked for part of the month and underutilized for the remainder of the month. By having weekly billing cycles, a new customer receives a bill sooner, which is important for customer retention, and there is a more even workflow in the customer support functions.

Sales and Marketing Strategies

        We offer an integrated package of local exchange, local access, domestic and international long distance, and calling cards and a full suite of Internet access, Web site design and Web site hosting to small businesses. Virtually all of our customers have no telecommunications manager and look to us to suggest an appropriate telecommunications solution. We manage our sales force and our customer care representatives to meet the needs of small businesses, which we actively target, and residential consumers, which we accept as customers, but which we do not actively solicit. We focus our marketing efforts on business customers because we can typically generate a higher gross margin and lower customer service cost on these accounts.

        We began building our CLEC operations by telemarketing to business accounts. We have found telemarketing to be a predictable method of obtaining new customers. In early fiscal 2001, approximately 90 employees were telemarketing for us. We were also using two outside firms to telemarket. As our available cash for marketing diminished during the year, we were required to cut back on telemarketing, and had only 10 employees telemarketing at fiscal year end. A telemarketing operation requires weekly cash expenditures for payroll-related costs, and does not generate cash flow from the customers obtained until approximately 60 days after the account has been provisioned and billed. We consequently have focused our marketing efforts more on developing our agent marketing channel, as our agents generally are not paid their commissions until after we collect cash from the customers they generate. This difference in the timing of the cash flow has made it necessary for us to put more effort into developing our agents network. However, the agent marketing channel is much less predictable than telemarketing, as agents tend to bring us groups of lines at a time and also may be selling services and products for other companies.

        Our sales and marketing strategy minimizes the need for us to invest in fixed sales and marketing overhead. Unlike the facilities-first CLECs, which need to rapidly attract customers for their underutilized telecommunications equipment, and which typically invest substantial amounts in salary and rent expense to open sales offices in their targeted markets, we believe we are less pressured to spend otherwise allocated resources to find qualified leads for our facilities. Furthermore, under UNE-P, our reach is ubiquitous, as we can serve any customer that is being served by the ILEC. A facilities-first CLEC typically searches only for customers that it can provision on the switches and fiber that it has installed in the hope to find customers to utilize such equipment. Consequently, we believe our deferred-build strategy not only saves us from unnecessarily building a network without customers, it also allows us to expend more wisely our sales and marketing dollars by limiting the amount of fixed overhead that is required to rapidly grow our business.

        For the years ended November 30, 2001 and 2000, one customer accounted for approximately 18% and 23%, respectively, or approximately $3,500,000 and $2,780,000, respectively, of our telecommunication revenue. We have recently lost this customer and this will have a significant negative impact on our revenue. We do not anticipate this user to account for more than 10% of our sales in fiscal 2002. For the year ended November 30, 1999, no one customer accounted for more than 10% of our telecommunication revenue.

Competition in the Telecommunications Industry

        The local telecommunications market is a highly competitive environment and is dominated by ILECs. Based upon the geographical locations in which we currently sell services, Verizon and BellSouth are our largest competitors. Both entities have "win-back" programs through which they approach former customers lost to a CLEC or other competitor in an attempt to have the former customers switch back to their services. Most of our actual and potential competitors, including most of the facilities-first CLECs, have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. We anticipate that we will be able to compete based upon our pricing, reliability, customer service and rapid ability to provision accounts and respond to customer requests. However, our inability to obtain enough customers to operate profitably at this point in time has made it necessary for us to seek other sources of revenues, such as from the licensing of our OSS as a service bureau. Furthermore, our established competitors, such as the ILECs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act reduced barriers to entry into the local market, future regulatory decisions could provide ILECs with more pricing flexibility, which would result in increased price competition.

        We also face competition in the local market from new entrants to the fixed wireless market. Many of these entrants have the strategy of bypassing the ILECs in order to provide local access to their customers. By not having to rely on the ILEC for local service connections, the fixed wireless companies are able to keep for themselves more of their sales dollars. However, if this access method becomes more price competitive and reliable, we believe a UNE-P based business will have the flexibility to switch all or a portion of its customer base to the wireless facilities, if the UNE-P provider is able to negotiate appropriate terms with one or more wireless carriers.

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

Backlog

        When we invoice our customers for our telecommunications services, we invoice features and services in advance and usage in arrears. Due to the nature of our contractual agreements with the ILECs, there is typically only a minor amount of backlog of unprovisioned customers at any given time, as a customer is typically switched from the ILEC to our network within two or three days of processing the provisioning order. As of February 28, 2002, we had a backlog of less than 500 unprovisioned lines.

Employees

        At February 28, 2002, we employed approximately 100 employees, of whom approximately 95 were employed on a full-time basis and approximately five were employed on a part-time basis. We are not subject to any collective bargaining agreement and believe that our relationship with our employees is good.

Item 2.—Properties

        The following table sets forth pertinent facts concerning our material properties at February 28, 2002, all of which are owned or leased by either us or one of our subsidiaries:

Property Owned:

Location	Use	Approximate Square Feet
543 Main Street New Rochelle, NY 10801	Executive offices; In-bound and out-bound call center	45,000

Properties Leased:

Location	Use	Approximate Square Feet	Lease Expires	Annual Rent(1)
509 Westport Ave Norwalk, CT 06851	Network operations center	14,000	2/28/05	$160,000
48 South Service Road Melville, NY, 11747	Office	5,800	4/30/03	$120,000
8415 South Park Circle Orlando, FL 32819	Office	7,200	5/31/08	$120,000
22355 Route 48 Cutchogue, NY 11935	Office	1,850	11/30/03	$14,000

(1)
We are required to pay our proportionate share of any increase during the term of the lease in real estate taxes and expenses of maintaining the premises computed on the basis of the percentage of the total square footage of the premises we occupy.

        Our owned and leased space is not fully utilized for the purposes set forth in the table above under the caption "Use." We have been seeking tenants to rent vacant space in these facilities. We believe our existing properties are suitable and adequate for our current business needs.

Item 3.—Legal Proceedings

        Other than the license and regulatory proceedings that routinely occur for telecommunication entities as described under "Government Regulation," we are not currently a party to any legal proceeding that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4.—Submission of Matters To a Vote of Security Holders

        We did not submit any matter to a shareholders vote during the fourth quarter of fiscal 2001.

PART II

Item 5.—Market for the Company's Common Equity and Related Stockholder Matters

        Our common stock currently trades on The OTC Bulletin Board® ("OTCBB") under the symbol ELEC. Prior to its listing on the OTCBB, our common stock traded on The Nasdaq Small Cap Stock Market®. The high and low sales price for each quarterly period of our last two fiscal years are listed below:

	High	Low
Fiscal 2000
1st Quarter	$5.125	$2.000
2nd Quarter	7.188	2.250
3rd Quarter	3.469	1.750
4th Quarter	2.719	0.750
Fiscal 2001
1st Quarter	$1.297	$0.500
2nd Quarter	0.980	0.500
3rd Quarter	1.020	0.330
4th Quarter	0.670	0.300

        As of February 28, 2002, there were 234 holders of record of our common stock and approximately 3,600 beneficial holders.

        We have not declared any cash dividends during the past fiscal year with respect to our common stock. The declaration of any cash dividends in the future is not allowed under our current lending agreement. We do not plan to declare any dividends on our common stock in the foreseeable future.

Item 6.—Selected Financial Data

        The following selected financial information has been taken from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report.

	Fiscal Years Ended November 30,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Earnings Statement:
Net Sales	$19,693	$11,896	$2,275	$374	$—
Gross Profit	7,153	3,056	390	52	—
Loss From Continuing Operations	(12,370)	(6,364)	(3,620)	(2,116)	—
(Loss) Income From Discontinued Operations	(4)	990	(3,886)	(2,861)	(2,868)
Net Loss	(12,374)	(5,374)	(7,506)	(4,977)	(2,868)
Net Loss From Continuing Operations per Common Share:
Basic	(0.83)	(0.48)	(0.42)	(0.41)	—
Diluted	(0.83)	(0.48)	(0.42)	(0.41)	—
Cash Dividends	—	—	—	—	—
Balance Sheet:
Working Capital	$(8,031)	$2,056	$(101)	$334	$5,107
Property, Plant, Equipment	2,168	2,035	212	835	827
Total Assets	7,281	14,867	7,297	1,109	14,042
Long-Term Debt (Less Current Maturities)	1,288	1,716	198	291	4,522
Stockholders' Equity	(6,626)	8,632	3,458	3,754	3,216

Item 7.—Management's Discussions and Analysis of Financial Condition and Results of Operations

        Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 1 of this Report for additional factors relating to such statements.

Fiscal Year 2001 Compared to Fiscal Year 2000

        Our revenues for fiscal 2001 increased by approximately $7,797,000, or approximately 66%, to approximately $19,693,000 as compared to approximately $11,896,000 reported in fiscal 2000. The increase in revenues was primarily attributable to the growth in the number of telephone lines that operate on our platform from approximately 34,000 lines provisioned by us as of December 1, 2000 to approximately 39,000 lines at November 30, 2001. Our monthly billing and line count peaked in July when our monthly revenues were approximately $2,066,000. However, commencing in October 2001, two large customers began gradually moving lines to other carriers, and we experienced a substantial drop in monthly revenues in November 2001. Approximately 8,000 of the discontinued lines, some of which were discontinued after November 30, 2001, were low margin payphone lines for which our average customer invoice was approximately $32 a line. For our entire customer base, our average monthly revenue per line in fiscal 2001 was approximately $41. As discussed more fully under the headings "Business-eLEC's Telecommunications Services", "Business Strategy" and "Sales and Marketing Strategies," we anticipate that our line growth in 2002 will not increase and potentially decrease from 2001 levels, as we are attempting to sell a portion of our customer base to improve our working capital position. Moreover, the trend in line growth will be more difficult to estimate because we plan to rely on agent-based marketing channels in 2002, which tend to be less predictable in attracting new customers than the telemarketing channels that we primarily relied on in 2001. We also plan to market our OSS product in 2002 to companies that need a complete billing and customer care platform. Although we successfully operate our own billing and customer care platform, we have not yet generated any revenues from licensing our OSS. We have met with several potential customers but we cannot predict at this point in time the revenue that we may be able to generate from this source.

        Our gross profit in fiscal 2001 increased by approximately $4,097,000, or approximately 134%, to approximately $7,153,000 from approximately $3,056,000 reported in fiscal 2000 and our gross profit percentage increased to 36% in fiscal 2001 from 26% in fiscal 2000. The increase in our gross profit and in the gross profit percentage was attributable to a higher percentage of our lines utilizing the UNE-P service offering in fiscal 2001, as compared to fiscal 2000. We anticipate that our gross profit percentage can continue to increase in fiscal 2002 by selling additional services to our existing customer base, and by focusing on obtaining new customers in the states of New Jersey and New York, where the costs to operate under the UNE-P service offering are less than in other states. Our cost of sales varies in each state, depending upon the pricing structure established by the state's public service commission. We anticipate that in New Jersey and New York we may be able to achieve a gross profit percentage of greater than 40%.

        Selling general and administrative ("SG&A") expenses increased by approximately $5,650,000, or approximately 68%, to approximately $13,963,000 in fiscal 2001 as compared to approximately $8,313,000 in fiscal 2000. This increase was primarily attributable to increased marketing, labor, bad debt and facilities expenses, which were directly related to the increase in our telecommunications revenues in fiscal 2001 as compared to fiscal 2000, plus increased bank and financing fees related to our lock box and credit facility. In the second half of fiscal 2001, we implemented various cost-cutting measures, which included, among other things, a reduction in staffing of our telemarketing division, which resulted in lower SG&A expenses. We continue to evaluate our operations for efficiencies and our employee staffing requirements, and we expect to implement further SG&A reductions in fiscal 2002.

        At November 30, 2001, we had no ownership interest in RiderPoint as compared to November 30, 2000, when we were the largest shareholder of RiderPoint, owning approximately 37% of RiderPoint's capital stock. As our investment in RiderPoint at November 30, 2000 was accounted for under the equity method of accounting, we were required to include our portion of RiderPoint's net loss for the year then ended in our results of operations. In fiscal 2000, we recorded a loss of approximately $606,000 on our equity investment in RiderPoint.

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we assessed that, on an on-going basis, due to changes in strategy and market conditions, certain of our long-lived assets were impaired. We recently attempted to sell two of our wholly owned subsidiaries, Essex and Line One and in February of 2002 a potential buyer sent us a draft of a definitive purchase agreement to buy Essex and Line One. Our lender, however, would not approve the transaction because it was not willing to join the existing lending facility of the purchaser, who wanted to assume our working capital facility. The purchaser also agreed on the terms for which it would utilize our OSS platform following the acquisition, which is owned by our wholly-owned subsidiary TelcoSoftware.com. Without the consummation of these transactions or a separate independent valuation of these three subsidiaries, we were required to examine the undiscounted future cash flows of these subsidiaries over the remaining amortization period of the long-lived assets recorded on our books. This examination indicated that the value assigned to our long-lived assets might not be recoverable. Therefore, we undertook an effort to determine the amount of expense to be recorded relating to the impairment. As a result of this determination, we recorded a loss on impairment of assets of approximately $4,707,000 in fiscal 2001.

        As of November 30, 2000, we determined that our investment in RiderPoint was impaired. RiderPoint had significant and recurring operating and cash flow losses, and had not established any significant revenue base. As a result of this determination, we recorded a loss from impairment of investments of approximately $1,106,000 in fiscal 2000.

        Interest expense from continuing operations amounted to approximately $740,000 in fiscal 2001, as compared to approximately $127,000 in fiscal 2000. The increase in interest expense was the result of higher borrowing levels on our revolving credit facility, interest expense on capital leases and interest on the mortgage for our headquarters facility in New Rochelle, New York, which we acquired in December 2000.

        We recorded a gain from the sale of securities in fiscal 2001 of approximately $918,000, as compared to a gain from the sale of securities of approximately $1,422,000 in fiscal 2000. This gain resulted from the sale of stock derived from our investment in Talk.

        In November 2001, we sold substantially all of the assets of AVI to an unrelated third party. As a consequence, the operating results of AVI have been accounted for as a discontinued operation and the results of operations of AVI have been excluded from continuing operations in our consolidated statements of operations for all periods presented, including the prior period financial statements in which we have restated the operating results of AVI. For AVI, we recorded a loss from discontinued operations of approximately $4,000 in fiscal 2001 and a gain from discontinued operations of approximately $13,000 in fiscal 2000, respectively. In fiscal 2000, we also reported a gain from discontinued operations of approximately $977,000, which reflected the sale of a building in Canada for more than its carrying value and the settling of debts from our domestic luggage division, which had been discontinued in fiscal 1999, for less than their previously accrued amounts.

Fiscal Year 2000 Compared to Fiscal Year 1999

        Our revenue for fiscal 2000 increased by approximately $9,621,000, or approximately 423%, to approximately $11,896,000 as compared to approximately $2,275,000 reported in fiscal 1999. The increase in revenue was primarily attributable to the growth in the number of telephone lines we serviced from approximately 9,000 lines provisioned by us as of December 1, 1999 to approximately 34,000 lines at November 30, 2000. Revenue for each installed local access line on the UNE-P service offering averaged approximately $48 per month whereas revenue for each local access line that is resold averaged approximately $40 per month. Approximately 19,000 local access lines at November 30, 2000 were provisioned on the UNE-P service offering and 15,000 were resale lines.

        Our gross profit in fiscal 2000 increased by approximately $2,665,000, or approximately 682%, to approximately $3,056,000 from approximately $391,000. The gross profit percentage increased to approximately 26% in fiscal 2000 from approximately 17% in fiscal 1999. The increase in the gross profit percentage was attributable to a higher percentage of our lines utilizing the UNE-P service offering in fiscal 2000, as compared to fiscal 1999.

        Selling, general and administrative expenses increased by approximately $6,254,000, or approximately 304%, to approximately $8,313,000 in fiscal 2000 as compared to approximately $2,059,000 in fiscal 1999. This increase was primarily attributable to increased labor and facilities expenses. The increase in expense was directly related to the significant increase in telecommunications revenues in fiscal 2000 as compared to fiscal 1999.

        Interest expense from continuing operations amounted to approximately $127,000 in fiscal 2000, as compared to approximately $15,000 in fiscal 1999. The increased interest expense was the result of higher borrowing levels during fiscal 2000.

        At November 30, 2000, we were the largest shareholder of RiderPoint, owning approximately 37% of RiderPoint's capital stock. As our investment in RiderPoint was accounted for under the equity method of accounting, we were required to include our portion of RiderPoint's net loss in our results of operations. Similarly, at November 30, 1999, we were the largest shareholder of Access One, owning approximately 21% of Access One's capital stock. In fiscal 2000, we recorded a loss of $606,000 on our equity investment in RiderPoint. In fiscal 1999, we recorded a loss of $1,662,000 on our equity investment in Access One. During fiscal 2000, we exchanged our equity interest in Access One for shares of Talk, and in fiscal 2001, we sold our equity investment in RiderPoint. We no longer have an affiliate that we record under the equity method of accounting.

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

        We recorded a gain from discontinued operations in fiscal 2000 of approximately $990,000, as compared to a loss from discontinued operations in fiscal 1999 of approximately $3,886,000. The gain reflected primarily the sale of a building in Canada for more than its carrying value and the settling of debts from our domestic luggage division, which had been discontinued in fiscal 1999, for less than their previously accrued amounts.

Liquidity and Capital Resources

        At November 30, 2001, we had cash and cash equivalents of approximately $798,000 and negative working capital of approximately $8,031,000, an increase of approximately $288,000 and a decrease of approximately $10,087,000, respectively, over amounts reported at November 30, 2000. The decrease in working capital is due in part to the reclassification of our working capital loan on the balance sheet. The full amount of borrowings from our working capital lender is classified as a current liability at

November 30, 2001 because of certain covenant violations in our loan agreement, whereas the entire amount was classified as long-term debt at November 30, 2000.

        Net cash (used in) provided by operating activities (including discontinued operations) aggregated approximately ($2,248,000), ($5,509,000) and $610,000 in fiscal 2001, 2000 and 1999, respectively. The principal uses of cash from operating activities in fiscal 2001 were the loss for the period of approximately $12,374,000, which was offset by increases of approximately $4,130,000 in accounts payable and other accrued expenses, and the charge on impairment of long-lived assets of approximately $4,707,000. The principal uses of cash from operating activities in fiscal 2000 were an increase of approximately $2,055,000 in accounts receivable resulting from the significant increase in revenues reported by our telecommunications division and approximately $5,374,000 relating to the loss for the period. The sources of net cash provided by operating activities in fiscal 1999 were primarily a reduction in accounts receivable and inventory of approximately $213,000 and $3,527,000, respectively, due to the sale of our discontinued luggage division, offset by the loss for the period of approximately $7,506,000.

        Net cash provided by (used in) investing activities aggregated approximately $816,000, $214,000 and ($95,000) in fiscal 2001, 2000 and 1999, respectively. The principal sources of cash form investing activities in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $1,023,000, the proceeds from the sale of real property in Canada of approximately $933,000, and the proceeds from the 1992 sale of a subsidiary of approximately $58,000. The principal use of cash in fiscal 2001 was for the purchase of property and equipment amounting to approximately $1,188,000. The principal uses of cash from investing activities in fiscal 2000 and 1999 was approximately $1,218,000 and $120,000 for the purchase of property and equipment in fiscal 2000 and 1999, respectively. In fiscal 2000, the principal source of net cash provided by investing activities was proceeds from the sale of marketable securities of approximately $1,312,000. In 1999, the principal source of net cash provided by investing activities was the proceeds from the 1992 sale of a subsidiary of approximately $40,000.

        Net cash provided by (used in) financing activities aggregated approximately $1,719,000, $5,213,000 and ($270,000) in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, net cash provided by financing activities resulted from proceeds of a revolving credit facility of approximately $2,129,000, the proceeds from the exercise of the exercise of stock options of $100,000, offset by the repayment of long-term debt of approximately $495,000. In fiscal 2000, net cash provided by financing activities resulted from the proceeds of a revolving credit facility of approximately $1,453,000, the proceeds from the exercise of stock options of approximately $372,000, the proceeds from a private placement of stock of approximately $1,692,000 and the proceeds from the exercise of warrants of approximately $1,752,000. In fiscal 1999, net cash used in financing activities resulted in the repayment of a revolving credit line of approximately $2,769,000, which was partially offset by proceeds from a private placement of common stock of approximately $2,026,000, the proceeds from the issuance of preferred stock in the amount of approximately $196,000 and the proceeds from the exercise of stock options of approximately $44,000.

        In fiscal 2001, we had approximately $2,800,000 in capital expenditures. In December 2000, we purchased a 45,000 square foot building in New Rochelle, New York for $1,500,000. The seller financed $1,100,000 of the purchase with a five-year mortgage loan. We do not anticipate that capital expenditures in fiscal 2002 will be material.

        On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex, to a loan and security agreement with RFC. The new loan agreement initially provided for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (9.5% at November 30, 2001), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including

restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures.    All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. As the parent company of Essex, we have guaranteed the repayment of all borrowings under the loan agreement, and have pledged as collateral 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. On February 14, 2002, the loan facility was amended to change the borrowing eligibility formula. The new formula requires Essex to have additional collateral in the form of current accounts receivable balances in order to borrow the amounts Essex is currently borrowing. This change has forced Essex to stretch out payments to its vendors and to find other sources of cash for operations. Furthermore, effective November 30, 2001, Essex was in default on its loan agreement with RFC, and we therefore classified the RFC loan as a current liability on our balance sheet. On April 3, 2002, RFC signed a forbearance agreement in which, among other things, it agreed that it will not initiate further action against Essex or the pledged collateral prior to May 31, 2002, provided that Essex is not otherwise in default under the loan agreement or under the forbearance agreement. The forbearance agreement includes a provision that requires us to enter into an agreement with a third-party to sell all or a portion of Essex's business by May 11, 2002. As previously noted in Item 1, we have been pursuing such a transaction for several months and are in discussions with interested parties.

        Telecarrier has a $150,000 line of credit with a bank that terminates on demand. At November 30, 2001, $150,000 was outstanding under the line of credit. Amounts drawn on the line of credit bear interest at prime plus 3% (8% at November 30, 2001), and are payable monthly. The line of credit is secured by substantially all the assets of Telecarrier, and is payable on demand, subject to 60 days' written notice.

        At February 28, 2002, we owned approximately 1.15 million shares of Talk (NASDAQ:TALK). Of such shares, approximately 150,000 shares can be sold by us without the permission of RFC to raise money for our working capital needs, and we intend to sell all or a portion of the remaining one million shares if required to pay down our loan from RFC. Of such shares, we may sell up to 500,000 shares in April 2002 so that we can meet some of the additional lending requirements contained in the forbearance agreement we have with RFC. We have the right to purchase approximately 300,000 additional shares of Talk if we exercise a warrant. The warrant exercise price is $2.10 per share and, at February 28, 2002, was not in-the-money, as Talk common stock was trading at approximately $0.44 per share at such date. At February 28, 2002, we also owned approximately 1.4 million shares of Cordia Corporation (OTCBB:CORC), which shares are "restricted securities," as defined in the Securities Act of 1933, as amended. Such shares became eligible for sale in the public markets, subject to certain limitations, in February 2002. We anticipate that our shares of Talk and Cordia will be sold before July 15, 2002 to reduce amounts that we owe to RFC so that we can maintain compliance with the amended borrowing eligibility formula.

        The report of the independent auditors on our 2001 financial statements indicates there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that, without the sale of a significant potion of our assets, we must raise up to $5 million to meet the cash requirements needed to continue operations as described previously in the Overview section of Item I.    Given the current market price of our stock and the current market conditions in the telecom sector, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. We are thus attempting to divest some of our customer base or one or more of our operating subsidiaries in order to improve our financial condition.. The failure to raise the necessary funds to finance our operations or the failure to raise funds through the sale of assets or operating subsidiaries will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern. As previously noted, if we do not enter into an agreement by May 11, 2002 for the sale of Essex or a significant portion of its assets, we will be in default under our lending agreement and our lender will have the right to sell the assets that we have pledged as collateral to secure the payment obligations under such agreement, should they so choose.

New Accounting Standards

        The new accounting pronouncements in footnote one of our Consolidated Financial Statements are incorporated by reference.

Item 7A.—Quantitative and Qualitative Disclosure About Market Risk

        Our debt is currently limited to $3,500,000 under our borrowing arrangements and such borrowings are at an effective rate of approximately 7.5% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Item 8.—Financial Statements and Supplementary Data

        The financial statements and supplementary data to be provided pursuant to this Item 8 are included under Item 14 of this Report.

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.—Directors and Executive Officers of the Company

        The following table contains certain information regarding directors and executive officers of the Company as of February 28, 2002:

Name	Age	Principal Occupation for Past Five Years and Current Public Directorships or Trusteeships
Joel Dupre	48	Director since 1990; Chairman of the Board since March 1995; President of OneDotSource LLC from March 2000 to present; President of the Sirco Division of Interbrand L.L.C., a manufacturer and distributor of apparel accessories and luggage, from August 1999 to March 2000; Chief Executive Officer of the Company from March 1995 to August 1999.
Eric M. Hellige	47	Director since 1995 and Secretary of the Company; Partner for more than five years of Pryor Cashman Sherman & Flynn LLP, counsel to the Company.
Paul H. Riss	46
		Director since 1995; Chief Executive Officer of the Company since August 1999 and Chief Financial Officer and Treasurer of the Company since November 1996; Chief Financial Officer of Sequins International Inc., a manufacturer of sequined fabrics and trimmings, from June 1992 to November 1996.
Jonathan Berg	53
		Director since 2000; Chief Executive Officer of Nighthawk Partners Inc., a broker-dealer engaged in equity fund-raising for hedge funds and in other corporate finance activities, from 1997 to present; Co-Chief Executive Officer of KB Partners Inc., a hedge fund management company, from 1990 to 1997

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities ("10% Shareholders"), to file with the Securities and Exchange Commission (the "Commission"), initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our officers, directors and 10% Shareholders are required by Commission regulation to furnish us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year 2001, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders had been met.

Item 11.—Executive compensation

Summary of Cash and Certain Other Compensation

        The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Paul H. Riss, the Chief Executive Officer of the Company, and to Mr. Joel Dupre,

the Chairman of the Board and former Chief Executive Officer of the Company (collectively referred to as the "Named Executives"). No other executive officer of the Company received more than $100,000 in compensation during fiscal 2001.

Compensation Table

Long-Term Compensation Awards
Annual Compensation
	Fiscal Year				Other Annual Compensation($)		All Other Compensation
Name and Principal Position		Salary($)	Bonus($)			Options(#)
Paul H. Riss(1) Chief Executive Officer, Chief Financial Officer And Treasurer	2001 2000 1999	$150,000 150,000 121,492	$	None 10,225 None	None None None	None 400,000 150,000	None None None
Joel Dupre Chairman of the Board And former Chief Executive Officer	2001 2000 1999	— — 133,000		None None None	None None None	20,000 None 150,000	None None None

(1)
Mr. Riss has been Chief Financial Officer and Treasurer of the Company since November 1996 and was appointed Chief Executive Officer of the Company in August 1999.

  Stock Option Grants

        The following table sets forth individual grants of stock options and stock appreciation rights ("SARs") made by us during fiscal 2001 to each of the Named Executives.

Option/SAR Grants In Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
	Number of Securities Underlying Options/SARs Granted(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year(2)
			Exercise or Base Price ($/Share)
				Expiration Date
Name					5%($)	10%($)
Joel Dupre	10,000	5.2%	0.97	12/04/05	2,677	5,936
Joel Dupre	10,000	5.2%	0.97	05/25/06	2,677	5,936

(1)
No SARs were granted by us in fiscal 2001.

(2)
In fiscal 2001, we granted to employees options to purchase an aggregate of 194,000 shares.

(3)
The amounts shown in these two columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Commission's executive compensation disclosure rules and are not intended to forecast the future appreciation of our Common Stock.

  Stock Option Exercises

        The following table contains information relating to the exercise of our stock options by the Named Executives in fiscal 2001, as well as the number and value of their unexercised options as of November 30, 2001.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)(1)
					Value of Unexercised In-the-Money Options at Fiscal Year-End($)(2)
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul H. Riss	—	—	340,000	350,000	—	—
Joel Dupre	—	—	240,000	10,000	—	—

(1)
The sum of the numbers under the Exercisable and Unexercisable column of this heading represents each Named Executive's total outstanding options to purchase shares of Common Stock.

(2)
The dollar amounts shown under the Exercisable and Unexercisable columns of the heading represent the number of exercisable and unexercisable Company options, respectively, that were "In-the-Money" on November 30, 2001, multiplied by the difference between the closing price of the Common Stock on November 30, 2001, which was $0.58 per share, and the exercise price of the Company options. For purposes of these calculations, In-the-Money options are those with an exercise price below $0.58 per share.

Board of Directors Compensation

        We do not currently compensate directors for service on the Board of Directors. On March 20, 2001, the Board of Directors adopted, subject to shareholder approval, a Non-Employee Director Stock Option Plan (the "Plan"). Under the Plan, each non-employee Director will be granted a non-statutory option to purchase 10,000 shares of Common Stock on the date on which he or she is elected, re-elected or appointed to our Board of Directors. Options granted pursuant to the Plan will vest in full on the one-year anniversary of the grant date, provided the non-employee Director is still a director of the Company at that time. The exercise price granted under the Plan is 100% of the fair market value per share of the Common Stock on the date of grant as reported on The OTC Bulletin Board®.

  Employee Retirement Plan

        In June 1995, our Board of Directors determined to discontinue benefit accruals under our tax qualified Employee Retirement Plan (the "Retirement Plan"). Pursuant to action taken by the Board of Directors at such time, benefits ceased to accrue for all active participants under the Retirement Plan on June 30, 1995. The Retirement Plan is administered by the Board of Directors.

        Each of our United States-based employees was eligible to participate in the Retirement Plan. However, effective as of July 1, 1995 and in connection with the Board's action, the Retirement Plan was amended to provide that no additional eligible employees may participate in the Retirement Plan and accrue benefits thereunder. The following table discloses estimated annual benefits payable upon retirement in specified compensation and years of service classification.

Projected Benefit at Retirement

		Years of Service
Salary(1)		15	20	25	30	35
$20,000		$3,750	$5,000	$6,250	$7,500	$8,750
25,000		4,625	6,250	7,313	9,375	10,938
30,000		5,625	7,500	9,375	11,250	13,125
35,000		6,563	8,750	10,938	13,125	15,313
40,000		7,500	10,000	12,500	15,000	17,500
50,000		9,980	12,604	15,625	18,750	21,875
75,000		17,105	22,104	26,948	31,986	37,249
100,000		24,730	31,604	38,873	46,236	53,874
125,000		31,355	41,104	50,698	60,406	70,499
150,000	(2)	38,480	50,004	62,573	74,736	87,124
175,000		45,605	60,104	74,448	88,986	103,749
200,000		52,730	69,604	86,323	103,236	120,374	(3)

(1)
The annual benefits shown in the Table are integrated with Social Security benefits and there are no other offsets to benefits.

(2)
In general, Section 401(a)(17) of the Internal Revenue Code provides that compensation used for computing benefits under a tax-qualified employee pension plan cannot exceed $170,000 (as adjusted).

(3)
Under current law, the maximum annual benefit payable under the Retirement Plan cannot exceed $135,000 (as adjusted).

        The Retirement Plan is funded by us on an actuarial basis, and we continue to contribute annually the minimum amount required to cover the normal cost for current service and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide for benefits attributed to service to date, and also for those expected to vest in the future. Based on the assumptions used in the actuarial valuation, we must contribute approximately $47,000 for the current plan year, which started on July 1, 2001.

        The estimated credited years of service for each of the Named Executives is as follows: Joel Dupre (13 years) and Paul H. Riss (none).

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

Item 12.—Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of February 28, 2002, the names, addresses and number of shares of Common Stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of Common Stock, and the names and number of shares beneficially owned by all of our directors and all executive officers and directors of the Company as a group

(except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

Name and Address	Shares Beneficially Owned		Percent of Outstanding Common Stock
Joel Dupre c/o eLEC Communications Corp. 509 Westport Avenue Norwalk, Connecticut 06851	1,034,668	(1)	6.6%
Geils Ventures LLC 54 Danbury Road, Suite 38 Ridgefield, Connecticut 06877	890,350		5.7
Paul H. Riss c/o eLEC Communications Corp. 543 Main Street New Rochelle, New York 10801	359,500	(2)	2.3
Eric M. Hellige Pryor Cashman Sherman Flynn LLP 410 Park Avenue New York, New York 10022	75,500	(3)	*
Jonathan M. Berg 5 Woodmill Road Tenafly, New Jersey 07670	31,000	(4)	*
All of our directors and executive officers as a group (four individuals)	1,500,668		9.6

*
Less than 1%.

(1)
Includes 240,000 shares of Common Stock subject to options that are presently exercisable.

(2)
Includes 340,000 shares of Common Stock subject to options that are presently exercisable.

(3)
Includes 42,500 shares of Common Stock subject to options and warrants that are presently exercisable. Does not include 60,000 shares of Common Stock subject to options that are presently exercisable held by Pryor Cashman Sherman & Flynn LLP, of which Mr. Hellige is a member, as to which shares Mr. Hellige disclaims beneficial ownership.

(4)
Includes 20,000 shares of Common Stock subject to options that are presently exercisable.

Item 13.—Certain Relationships and Related Transactions

        Mr. Riss was a member of the Board of Directors of RiderPoint, Inc., which was our affiliate during fiscal year 2000. We disposed of our interest in RiderPoint on February 2, 2001 and Mr. Riss resigned from the Board of Directors of RiderPoint in conjunction with such disposition.

        Eric M. Hellige, a director of the Company, is a member of Pryor Cashman Sherman & Flynn LLP, counsel to the Company ("Pryor Cashman"). Fees paid by us to Pryor Cashman for legal services rendered during the fiscal year ended November 30, 2001 did not exceed 5% of such firm's or our revenues.

        Joel Dupre, the Chairman of the Board of Directors, is the President of OneDotSource LLC ("ODS"). We sold approximately $126,000 of goods and services to ODS during fiscal 2001.

        We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

PART IV

Item 14.—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements.

2.
Financial Statement schedules

3.
Exhibits

(3)
Articles of Incorporation and By-laws

(a)
Certificate of Incorporation, as amended, incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.

(b)
Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders held in May 1984.

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

    (22)
    Subsidiaries—The significant wholly-owned subsidiaries are as follows:

Name	Jurisdiction of Organization
Essex Communications, Inc.	New York
Line One, Inc.	New York
TelcoSoftware.com Corp.	Delaware
Telecarrier Services, Inc.	New Jersey
Peconic Telco Inc	New York
    (23)
    Consent of Nussbaum Yates & Wolpow, P.C.

  (b)
  Reports on Form 8-K.

    None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2002.

eLEC COMMUNICATIONS CORP. (Company)
By:	/s/ PAUL H. RISS Paul H. Riss Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL H. RISS Paul H. Riss	Chief Executive Officer Chief Financial Officer (Principal Accounting Officer) Director	April 16, 2002
/s/ JOEL DUPRÉ Joel Dupré	Chairman of the Board of Directors	April 16, 2002
/s/ ERIC M. HELLIGE Eric M. Hellige	Director	April 16, 2002
/s/ JONATHAN M. BERG Jonathan M. Berg	Director	April 16, 2002

FORM 10-K
ITEM 14(a)(1) AND (2)

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of eLEC Communications Corp. and Subsidiaries are included in Item 8:

Report of Independent Certified Public Accountants	F-2
Consolidated balance sheets—November 30, 2001 and 2000	F-3 - F-4
Consolidated statements of operations—Years ended November 30, 2001, 2000 and 1999	F-5
Consolidated statements of stockholders' equity (deficiency)—Years ended November 30, 2001, 2000 and 1999	F-6 - F-8
Consolidated statements of cash flows—Years ended November 30, 2001, 2000 and 1999	F-9 - F-10
Notes to consolidated financial statements—Years ended November 30, 2001, 2000 and 1999	F-11 - F-34
The following consolidated financial statement schedules of eLEC Communications Corp. and Subsidiaries are included in Item 14(d):
Schedule II—Valuation and qualifying accounts—Years ended November 30, 2001, 2000 and 1999	F-35

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
eLEC Communications Corp.
New Rochelle, New York

        We have audited the accompanying consolidated balance sheets of eLEC Communications Corp. and Subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended November 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and its subsidiaries as of November 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended November 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and has incurred significant losses from its operations, has negative working capital and a stockholders' deficiency. In addition, as described in Note 16, as of November 30, 2001, there was $3,900,000 of unrecorded disputed liabilities and the Company was past due in payments to its creditors. Further, effective November 30, 2001, the Company was in default of certain debt covenants contained in its financing agreement which could result in termination of the agreement and the debt becoming due and payable on May 31, 2002. The Company has agreed to cause a sale of a subsidiary, which presently accounts for substantially all of the Company's consolidated revenue. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result form the outcome of these uncertainties.

        We have also audited Schedule II for each of the years in the period ended November 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 14, 2002, except Notes 2 and 7
    as to which the date is April 3, 2002

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$797,616	$509,657
Accounts receivable, net of allowance of $2,079,000 and $831,000 in 2001 and 2000	2,771,150	2,803,888
Investment securities	441,846	1,619,822
Other investments	240,000	—
Inventories	—	529,933
Prepaid expenses and other current assets	337,280	579,107
Land and building held for sale	—	533,239

Total current assets	4,587,892	6,575,646

Property, plant and equipment, net	2,167,506	2,035,117

Other assets:
Other investments	—	100,000
Goodwill, net of accumulated amortization of $4,315,704 and $894,192 in 2001 and 2000	—	3,421,512
Restricted investment securities, non-current	—	2,000,000
Other	526,080	734,555

	526,080	6,256,067

Total assets	$7,281,478	$14,866,830

(Continued)

See accompanying notes to consolidated financial statements.

	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Secured short-term borrowings	$312,170	$150,000
Current portion of long-term debt and capital lease obligations	4,206,326	398,709
Accounts payable and accrued expenses	7,661,596	3,659,434
Taxes payable	438,832	311,165

Total current liabilities	12,618,924	4,519,308

Long-term debt and capital lease obligations, less current portion	1,288,222	1,715,723

Stockholders' equity (deficiency):
Preferred stock, $.10 par value; 1,000,000 shares authorized, Series B issued, 16 and 116 shares in 2001 and 2000, liquidation preference $1,000 per share	2	12
Common stock, $.10 par value; 50,000,000 shares authorized; 15,418,782 and 14,642,421 shares issued in 2001 and 2000	1,541,878	1,464,242
Capital in excess of par value	25,546,342	25,319,457
Deficit	(34,117,927)	(21,744,234)
Treasury stock at cost, 11,000 shares	(27,500)	(27,500)
Accumulated other comprehensive income, unrealized gain on securities	431,537	3,619,822

Total stockholders' equity (deficiency)	(6,625,668)	8,631,799

Total liabilities and stockholders' equity	$7,281,478	$14,866,830

See accompanying notes to consolidated financial statements.

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

	2001	2000	1999
Revenues	$19,692,720	$11,895,948	$2,275,474

Costs and expenses:
Costs of services	12,539,334	8,840,397	1,884,949
Selling, general and administrative	13,962,732	8,312,953	2,058,700
Depreciation and amortization	1,084,120	730,600	292,667
Equity in loss of Access One Communications Corp.	—	—	1,661,630
Equity in loss of RiderPoint, Inc.	—	605,553	—
Asset impairment charge	4,707,100	—	—

Total costs and expenses	32,293,286	18,489,503	5,897,946

Loss from operations	(12,600,566)	(6,593,555)	(3,622,472)

Other income (expense):
Interest expense	(740,456)	(127,309)	(15,419)
Interest income and other	52,953	40,541	18,546
Gain on sale of investment securities	918,476	1,422,042	—
Loss from impairment of investments	—	(1,105,626)	—

Total other income (expense)	230,973	229,648	3,127

Loss from continuing operations	(12,369,593)	(6,363,907)	(3,619,345)

Discontinued operations:
Gain (loss) from discontinued operations	34,900	13,137	(3,122,504)
Gain (loss) on disposal of discontinued operations	(39,000)	976,624	(763,704)

Gain (loss) from discontinued operations	(4,100)	989,761	(3,886,208)

Net loss	$(12,373,693)	$(5,374,146)	$(7,505,553)

Basic and diluted income (loss) per share:
Continuing operations	$(.83)	$(.48)	$(.42)
Discontinued operations	—	$.07	$(.44)

Net loss	$(.83)	$(.41)	$(.86)

Weighted-average number of common shares outstanding	14,911,393	13,206,506	8,717,554

See accompanying notes to consolidated financial statements.

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

									Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock					Treasury Stock Held by Equity Investee		Total Stockholders' Equity (Deficiency)
					Capital In Excess of Par Value		Treasury Stock
	Shares	Amount	Shares	Amount		Deficit
Balance, November 30, 1998	700	$70	6,343,316	$634,331	$12,851,015	$(8,864,535)	$(27,500)	$(159,396)	$(679,905)	$3,754,080

Net loss						(7,505,553)				(7,505,553)
Translation adjustment, including a reclassification adjustment of $572,170 related to dissolution of Hong Kong subsidiary	—	—	—	—	—	—	—	—	598,888	598,888

Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(6,906,665)
Stock issued for services	—	—	25,000	2,500	35,000	—	—	—	—	37,500
Issuance of common stock			1,890,055	189,005	1,836,719	—	—	—	—	2,025,724
Exercise of stock options	—	—	37,000	3,700	40,050	—	—	—	—	43,750
Stock issued for debt retirement	—	—	1,484,780	148,478	1,945,953	—	—	—	—	2,094,431
Stock issued for acquisition of Tag Air, Inc.	—	—	149,210	14,921	158,014	—	—	—	—	172,935
Stock issued for acquisition of Peconic Telco, Inc.	—	—	69,000	6,900	113,850	—	—	—	—	120,750
Stock issued for investment in RiderPoint, Inc.	—	—	550,000	55,000	1,201,250	—	—	—	—	1,256,250
Stock issued for investment in Skyclub Communications	—	—	120,149	12,015	158,801	—	—	—	—	170,816
Stock issued for equity investment in Access One Communications Corp.	—	—	1,420,000	142,000	1,689,800	—	—	—	—	1,831,800
Access One Communications Corp.put exercise	—	—	(1,400,000)	(140,000)	(1,666,000)	—	—	—	—	(1,806,000)
Reduction in treasury stock held by equity investee	—	—	—	—	—	—	—	159,396	—	159,396
Stock issued for performance conditions of Essex Communications	—	—	225,000	22,500	212,650	—	—	—	—	235,150
Conversion of Series A preferred stock to common stock	(700)	(70)	373,654	37,365	(37,295)	—	—	—	—	—
Issuance of Series B preferred stock	196	20	—	—	195,909	—	—	—	—	195,929
Adjustment of expenses incurred in raising equity	—	—	—	—	72,681	—	—	—	—	72,681

Balance, November 30, 1999	196	$20	11,287,164	$1,128,715	$18,808,397	$(16,370,088)	$(27,500)	$—	$(81,017)	$3,458,527

(Continued)
See accompanying notes to consolidated financial statements.

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
					Capital In Excess of Par Value		Treasury Stock
	Shares	Amount	Shares	Amount		Deficit
Balance, November 30, 1999	196	$20	11,287,164	$1,128,715	$18,808,397	$(16,370,088)	$(27,500)	$(81,017)	$3,458,527

Net loss	—	—	—	—	—	(5,374,146)	—	—	(5,374,146)
Translation adjustment, reclassification adjustment related to discontinued operations of Canadian subsidiary	—	—	—	—	—	—	—	81,017	81,017
Unrealized gain on investment securities	—	—	—	—	—	—	—	3,619,822	3,619,822

Comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,673,307)
Issuance of common stock	—	—	777,000	77,700	1,614,300	—	—	—	1,692,000
Exercise of stock options	—	—	202,285	20,229	375,584	—	—	—	395,813
Exercise of warrants	—	—	688,972	68,898	1,682,712	—	—	—	1,751,610
Stock issued in settlement of liabilities			107,000	10,700	211,132	—	—	—	221,832
Stock issued for services	—	—	50,000	5,000	38,750	—	—	—	43,750
Stock issued for acquisition of Telecarrier Services, Inc.	—	—	500,000	50,000	1,087,500	—	—	—	1,137,500
Stock issued for acquisition of assets of Telecom Software Solutions, Inc.	—	—	100,000	10,000	278,750	—	—	—	288,750
Stock issued for acquisition of Line One, Inc.	—	—	400,000	40,000	292,500	—	—	—	332,500
Stock issued for equity investment in RiderPoint, Inc.	—	—	300,000	30,000	311,250	—	—	—	341,250
Stock issued for performance conditions of Webquill Internet Services, LLC	—	—	150,000	15,000	313,125	—	—	—	328,125
Conversion of Series B preferred stock to common stock	(80)	(8)	80,000	8,000	(7,992)	—	—	—	—
Issuance of warrants in connection with financing agreement	—	—	—	—	313,449	—	—	—	313,449

Balance, November 30, 2000	116	$12	14,642,421	$1,464,242	$25,319,457	$(21,744,234)	$(27,500)	$3,619,822	$8,631,799

(Continued)
See accompanying notes to consolidated financial statements.

								Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock						Total Stockholders' Equity (Deficiency)
					Capital In Excess of Par Value		Treasury Stock
	Shares	Amount	Shares	Amount		Deficit
Balance, November 30, 2000	116	$12	14,642,421	$1,464,242	$25,319,457	$(21,744,234)	$(27,500)	$3,619,822	$8,631,799

Net loss						(12,373,693)			(12,373,693)
Unrealized loss on investment securities arising during the period								(2,269,809)	(2,269,809)
Less reclassification adjustment for gains realized in net loss								(918,476)	(918,476)

Comprehensive income (loss)									(15,561,978)
Issuance of common stock related to prior equity offering			61,361	6,136	(6,136)				—
Exercise of stock options			400,000	40,000	60,000				100,000
Stock issued for services			15,000	1,500	7,200				8,700
Stock issued for investment in Cordia Corp.			200,000	20,000	120,000				140,000
Options granted for services					55,811				55,811
Conversion of Series B preferred stock to common stock	(100)	(10)	100,000	10,000	(9,990)	—	—	—	—

Balance, November 30, 2001	16	$2	15,418,782	$1,541,878	$25,546,342	$(34,117,927)	$(27,500)	$431,537	$(6,625,668)

See accompanying notes to consolidated financial statements

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

	2001	2000	1999
Operating activities:
Net loss	$(12,373,693)	$(5,374,146)	$(7,505,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	1,149,439	765,641	375,958
Amortization of loan discount	104,484	—	—
Abandonment of property plant and equipment	—	—	227,232
Translation adjustment related to liquidation of Hong Kong subsidiary	—	—	572,170
Translation adjustment related to discontinued operations of Canadian subsidiary	—	81,017	—
Loss on impairment of long-lived assets	4,707,100	1,105,626	—
Gain on sale of investment securities	(918,476)	(1,422,042)	—
Loss on equity investment including goodwill amortization of $234,398 in 2000, and $375,000 in 1999	—	605,553	1,661,630
Stock issued for services	8,700	43,750	37,500
Options granted for services	55,811	—	—
Loss on sale of net assets of specialty retail segment	39,000	—	—
Provision for losses on accounts receivable and other assets	1,512,000	781,000	108,000
Loss on sale of property, plant and equipment	—	—	7,499
Gain on sale of land and building of discontinued operations	—	(336,935)	(169,650)
Changes in operating assets and liabilities, net of effects of acquisitions and other transactions:
Accounts receivable	(1,479,262)	(2,055,420)	213,107
Inventories	529,933	346,527	3,526,891
Prepaid expenses and other current assets	137,260	(307,020)	5,938
Other assets	150,259	(246,309)	75,146
Accounts payable, accrued expenses and taxes	4,129,829	503,931	1,474,447

Net cash provided by (used in) operating activities	(2,247,616)	(5,508,827)	610,315

Investing activities, net of effects of acquisitions:
Purchase of investment securities	(10,309)	—	—
Proceeds from sale of investment securities	1,023,043	1,311,850
Purchases of property, plant and equipment	(1,188,049)	(1,218,264)	(120,935)
Proceeds from sale of property, plant and equipment	933,239	—	9,840
Cash inflow from agreement to sell subsidiary	58,216	58,216	39,998
Acquisitions, net of cash acquired	—	61,924	(24,053)

Net cash provided by (used in) investing activities	816,140	213,726	(95,150)

(Continued)
See accompanying notes to consolidated financial statements

Financing activities:
Proceeds from (repayment of) revolving credit line, net	$2,129,031	$1,452,534	$(2,768,944)
Repayment of secured short-term borrowings	(14,163)	—	—
Repayment of long-term debt, net of exchange rate	(495,433)	(54,212)	6,073
Officer loan, net of repayment	—	—	227,000
Proceeds from exercise of stock options	100,000	371,528	43,750
Proceeds from private placement of common stock	—	1,692,000	2,025,774
Proceeds from exercise of warrants	—	1,751,609	—
Proceeds from issuance of preferred stock	—	—	195,929

Net cash provided by (used in) financing activities	1,719,435	5,213,459	(270,418)

Effect of exchange rate changes on cash	—	—	(5,937)

Increase (decrease) in cash and cash equivalents	287,959	(81,642)	238,810
Cash and cash equivalents at beginning of year	509,657	591,299	352,489

Cash and cash equivalents at end of year	$797,616	$509,657	$591,299

Cash paid during the year for:
Interest	$629,965	$114,530	$297,209

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
See Notes 3, 5, 6, 7 and 10.
See accompanying notes to consolidated financial statements

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

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

        The Company presently operates in one business segment. The principal focus of the Company, is as a competitive local exchange carrier to resell and provide low cost alternative telecommunication services and other bundled services, focusing on small and medium-sized business users.

        Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Approximately $502,000 and $613,000 as of November 30, 2001 and 2000 represent net amounts due (after allowance for doubtful collection) from entities in the telecommunications industry related to intercarrier compensation. During the years ended November 30, 2001 and 2000, the Company recorded bad debt expense of $1,512,000 and $781,000.

        During the fiscal year ended November 30, 2001, the Company discontinued the operations of its specialty retail segment that sold travel products, uniforms and study guides via retail stores, E-commerce sites and a Web site primarily to professional airline crewmembers (see Note 12).

        During the fiscal year ended November 30, 1999, the Company discontinued the operations of its wholesale luggage business segment which, in prior years, had represented substantially all of the business operations of the Company (see Note 12).

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

  Inventories

        Inventories, consisting primarily of finished goods purchased for resale, were stated at the lower of cost (first-in, first-out and average) or market.

  Investment Securities

        In accordance with generally accepted accounting principles, the Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investment securities be classified as trading, held-to-maturity or available-for-sale. Investment securities consist of equity securities classified as available-for-sale and are carried at fair value with unrealized gains or losses to be reported in a separate component of shareholders' equity. Restricted investment securities consist of securities held by RFC Capital Corporation ("RFC") as collateral in connection with the financing agreement described in Note 7.

  Property, Plant and Equipment and Depreciation

        Property, plant and equipment are recorded at cost. Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are thirty-nine years for buildings, twenty years for building improvements, five to ten years for machinery and equipment, and the life of lease for leasehold improvements.

        The Company accounts for internal-use computer software under Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage to be expensed as incurred. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $525,000 and $190,000 of employee salary and related costs for internally developed software for the years ended November 30, 2001 and 2000. The costs were written off in 2001 as part of the impairment evaluation (Note 18).

  Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries were translated at year-end exchange rates, and income and expenses were translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders' equity.

  Income Taxes

        The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse and the effect of net operating loss carryforwards. Deferred tax expense is the result of changes in deferred tax assets and liabilities. A valuation allowance has been established to eliminate the deferred tax assets as it is more likely than not that such deferred tax assets will not be realized.

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

  Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of stock options, warrants and convertible preferred stock. Such options, warrants and convertible preferred stock have not been included in the computations as they were antidilutive in 2001, 2000 and 1999, but may become dilutive in the future.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Goodwill and Other Intangible Assets

        The excess cost over net assets acquired (goodwill) was being amortized on a straight-line basis over seven years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of current and future levels of operating income and cash flows, as well as other factors. Goodwill and other intangible assets were deemed to be impaired in 2001, and were written down to zero value at November 30, 2001 (Note 18).

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows or appraised values, depending upon the nature of the assets. The Company recognized an impairment of $4,707,100 related to long-lived assets during the year ended November 30, 2001.

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

  Advertising

        Advertising costs are expensed as incurred. Advertising expense amounted to approximately $202,000 in 2001, $34,000 in 2000 and $48,000 in 1999.

  Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

  •
  Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of those instruments.

  •
  Investment Securities

        The fair value of the Company's investment in marketable equity securities is based upon the quoted market price.

  •
  Long-Term Debt

        The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

        The Company has no instruments with significant off-balance-sheet risk.

  Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

  Reclassification

        Certain amounts in the November 30, 2001 and 2000 financial statements have been reclassified to conform to the November 30, 2001 presentation.

2. Going Concern Matters and Realization of Assets

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from operations in its three most recent fiscal years. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. (See also Note 16 with respect to disputed and past due liabilities.) Further, effective November 30, 2001, the Company was in default of certain debt covenants contained in its financing agreement (Note 7), which could result in termination of the agreement. On April 3, 2002, the Company entered into a forbearance agreement with its lender whereby the lender agreed not to initiate further action against the Company or its collateral prior to May 31, 2002 provided that the Company is not in default of any other item in the loan or forbearance agreement. One of the provisions of the forbearance agreement requires the Company to proceed with its best efforts to enter into a definitive agreement that causes a sale of the business of its Essex Communication, Inc. ("Essex") subsidiary, which presently accounts for substantially all of the Company's revenue on or before May 11, 2002.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to either successfully sell its business and/or succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Management has taken the steps described below to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence; however, there can be no assurance that management's plans can be accomplished.

1)
The Company plans to dispose of the business of Essex in accordance with the forbearance agreement described above. Management is in the process of considering the specific means of implementing the details of plans of disposal but has not approved or committed the Company to any specific actions. Moreover, any such actions could result in future significant exit costs and liabilities.

2)
The Company plans to license its billing and customer service platform to other local exchange carriers.

3)
The Company has undertaken steps to reduce selling, general and administrative expenses; has leased a portion of its facility; and is seeking to sublease portions of other leased properties.

4)
The Company plans to seek additional mortgage financing on its New Rochelle, New York headquarters property.

5)
The Company plans to continue operations as a CLEC in certain targeted geographic locations through Telecarrier Services, Inc. ("Telecarrier").

3. Acquisitions

  Year Ended November 30, 1999

        In January 1999, the Company acquired all of the outstanding shares of Tag Air, Inc. ("Tag Air") in exchange for 149,210 shares of the Company's common stock valued at approximately $173,000 in a transaction accounted for as a purchase. Tag Air is a retailer that sells name brand luggage, apparel and travel-related accessories to airline pilots and flight crews. The purchase price exceeded the fair value of the net assets acquired by approximately $47,000, which was being amortized on a straight-line basis over seven years. On November 17, 1999, the Company acquired all of the outstanding shares of common stock of Peconic Telco, Inc. ("Peconic") in exchange for 69,000 shares of its common stock, valued at $120,750, plus a cash payment of $28,000. Peconic is an installer of telephones and telephone equipment. The purchase price exceeded the fair value of the net assets acquired by approximately $135,000, which was being amortized on a straight-line basis over seven years. The results of operations of Tag Air and Peconic are included in the accompanying financial statements from the date of acquisition.

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

  Year Ended November 30, 2000

        On January 21, 2000, the Company acquired Telecarrier, a competitive local exchange carrier located in New Jersey for 500,000 shares of its common stock valued at $1,137,500 plus other consideration for all the issued and outstanding shares of Telecarrier, and an additional 280,000 shares of the Company's common stock may be issued upon the attainment of certain performance conditions. The purchase price exceeded fair value of the net assets acquired by approximately $1,274,000, which was being amortized on a straight-line basis over seven years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired business are included in the financial statements from the date of acquisition.

        On April 4, 2000, the Company purchased substantially all the assets of Telecom Software Solutions, Inc. ("Telecom") for 100,000 shares of its common stock, valued at $288,750. Telecom is in the business of designing, developing and licensing computer software and billing systems for the telecommunications industry. The purchase price exceeded the fair value of the net assets acquired by approximately $277,000, which was being amortized on a straight-line basis over seven years.

        On October 13, 2000, the Company acquired all the outstanding shares of common stock of Line-One, Inc. ("Line-One") for 400,000 shares of the Company's common stock, valued at approximately $332,500. Line-One is engaged in the business of telemarketing. In addition, there are contingent cash payments and stock options vesting on attainment of certain performance conditions. The purchase price exceeded the fair value of the net assets acquired by approximately $480,000, which was being amortized on a straight-line basis over seven years. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired business is included in the financial statements from the date of acquisition.

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

        Pursuant to an evaluation of the impairment of its goodwill, all goodwill has been written down to zero at November 30, 2001 (Note 18).

	Pro forma (unaudited) Year ended November 30,
	2000	1999
Revenue	$14,852,128	$9,420,493

Loss from continuing operations	(6,640,283)	(3,949,037)
Income (loss) from discontinued operations	989,761	(3,886,208)

Net loss	$(5,650,522)	$(7,835,245)

Basic and diluted net income (loss) per common share:
Continuing operations	$(.50)	$(.45)
Discontinued operations	$.07	$(.45)

Net loss	$(.43)	$(.90)

        (See Note 12 regarding discontinued operations and Note 18 regarding write-off of all goodwill.)

4. Investment Securities

  At November 30, 2001:

	Cost	Fair Value	Unrealized Holding Gain
Equity securities	$10,309	$441,846	$431,537

  At November 30, 2000:

	Cost	Fair Value	Unrealized Holding Gain
Equity securities	$—	$3,619,822	$3,619,822

        The Company's investment securities consisted of 1,262,415 and 1,809,911 common shares of Talk America Holdings, Inc. ("Talk") (see Note 15), valued at $.35 and $2.00 per share at November 30, 2001 and 2000. 1,000,000 of such shares are held in escrow by a lender to secure long-term debt (see Note 7), and were classified as a non-current asset in 2000. At November 30, 2001, the related debt was in default and treated as a current liability. Accordingly, the investment is classified a current asset. In addition, the Company holds a non-marketable warrant to purchase 285,714 Talk shares at $2.10 per share, expiring in 2005. The Talk shares have been subject to significant market fluctuations.

5. Property, Plant and Equipment

	2001	2000
Land	$225,000	$—
Building	1,302,498	—
Building improvements	424,790	203,614
Machinery and equipment	921,529	735,380
Computer equipment and software	1,638,817	1,030,208
Furniture and fixtures	391,853	253,196
Assets designated for capital expenditure (Note 12)	—	400,000

	4,904,487	2,622,398
Less accumulated depreciation and amortization	2,736,981	587,281

	$2,167,506	$2,035,117

6. Secured Short-Term Borrowings

	2001	2000
Secured short-term borrowings consist of the following:
Line of credit agreement with a bank, up to $150,000, due on demand with interest payable monthly at the prime lending rate plus 3% (8% at November 30, 2001). The line is secured by substantially all assets of a subsidiary of the Company.	$150,000	$150,000
Equipment note, payable in monthly installments of $15,339, including interest at 8%, through October 5, 2002. The note is secured by certain related equipment.	162,170	—

	$312,170	$150,000

7. Long-Term Debt and Capital Lease Obligations

        On October 23, 2000, the Company converted the existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex to a loan and security agreement with RFC. The loan agreement initially provided for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the agreement bear interest at a rate per annum equal to the prime rate plus 4.5% (9.5% at November 30, 2001), and the agreement requires an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Effective November 30, 2001, the Company was in default of the agreement. Essex may increase the maximum loan amount available under the loan agreement if RFC, in its sole discretion, agrees in writing to such increase, in minimum increments of $1,000,000 to a maximum loan amount of up to $10,000,000, subject to the formula restrictions, by paying additional fees. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. eLEC, the parent company of Essex and all subsidiaries of eLEC, have guaranteed the repayment of all borrowings under the loan agreement, and have pledged as collateral for such guarantee 1,000,000 shares of common stock of Talk. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, the Company granted RFC warrants to purchase 200,000 shares of its common stock. The warrants expire on October 23, 2010. The fair market value of the warrants granted to RFC of $313,449 was determined by the use of the Black-Scholes method and was to have been accounted for as additional interest expense over the term of the agreement. However, since the loan was in default the unamortized portion of $200,258 was deemed to be impaired at November 30, 2001 and was written-off (Note 18).

        On February 14, 2002, the loan facility was amended to change the borrowing eligibility formula requiring the Company to have additional collateral on amounts borrowed which resulted in decreased eligibility under the facility. In conjunction with the amendment, the Company has been charged a $200,000 fee and the interest rate was increased 3% by RFC. On April 3, 2002, RFC entered into a forbearance agreement with the Company whereby RFC agreed not to terminate the facility or initiate action against the Company or collateral, except for the sale of Talk Stock, prior to May 31, 2002, provided that the Company is not in default of any other provisions of the loan or forbearance agreements. The forbearance agreement contains a provision that the Company enter into an agreement with a third party to sell the business of Essex by May 11, 2002. The loan is treated as a current liability at November 30, 2001.

        On December 7, 2000, the Company acquired a facility in New Rochelle, New York, which serves as the Company's headquarters. The purchase price of the facility was $1,500,000, of which $1,100,000 was evidenced by a mortgage from the seller, and the remainder of the purchase price was paid in cash at closing. The mortgage requires interest payments only on a monthly basis through December 2005, when the entire principal balance becomes due. The interest rate is 10% through December 2001, and 11% for the remaining period.

        At November 30, 2000, Line-One had a $140,000 line of credit with a bank bearing interest at prime plus 1% that was repaid in 2001.

        At November 30, 2000, the Company's Canadian subsidiary had a real property mortgage of approximately $284,000. The mortgage was repaid in December 2000 as the property was sold (Note 12).

Long-term debt consists of the following:

	2001	2000
Loan payable to RFC, net of unamortized discount of $-0- and $304,742 in 2001 and 2000	$3,998,700	$1,564,927
Mortgage note payable	1,100,000	—
Line of credit, bank	—	55,552
Canadian subsidiary mortgage payable	—	283,920
Equipment loans payable in aggregate monthly installments of $1,497 including interest ranging from 4.90% to 5.90% maturing at various dates through 2004	42,516	67,377
Capital lease obligations (Note 10)	353,332	142,656

	5,494,548	2,114,432
Less current maturities	4,206,326	398,709

	$1,288,222	$1,715,723

        Principal payments are due as follows:

Years ended November 30,
2002	$4,206,326
2003	114,788
2004	63,229
2005	10,205
2006	1,100,000

$5,494,548

8. Income Taxes

        At November 30, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 expiring in the years 2001 through 2021. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,700,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$7,200,000	$5,260,000
Allowance for doubtful accounts and accruals	770,000	270,000
Depreciation and impairment charge	530,000	20,000

	8,500,000	5,550,000
Valuation allowance	(8,500,000)	(5,550,000)

Net deferred tax assets	$—	$—

        The valuation allowance at November 30, 1999 was $5,450,000.

        The following is a reconciliation of the tax provisions for the three years ended November 30, 2001 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2001	2000	1999
Statutory Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Equity loss on investment in Access One	—	—	(7.5)
Equity loss on investment in RiderPoint	—	(3.8)	—
Operating losses generating no current tax benefit, United States	34.0	37.8	41.5

	—	—	—

9. Pension Plans

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

        Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

        Net periodic pension cost (gain) included the following components:

	2001	2000	1999
Interest cost on projected benefit obligation	$48,325	$57,891	$57,734
Return on assets	(43,293)	(59,045)	(61,874)
Net amortization of (gain) or loss	10,364	3,761	(584)

	$15,396	$2,607	$(4,724)

        Following is a summary of significant actuarial assumptions used:

	2001	2000	1999
Weighted-average discount rates	7.0%	7.0%	7.0%
Rates of increase in compensation levels	5.0%	5.0%	5.0%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

        The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

	November 30,
	2001	2000
Accumulated benefit obligation, including vested benefits of $699,741 and $833,048 at November 30, 2001 and 2000, respectively	$(699,741)	$(833,048)

Projected benefit obligation for service rendered to date	$699,741	$(754,818)
Plan assets at fair value	456,045	574,632

Plan assets in excess of (deficiency in) unfunded projected benefit obligation	(243,696)	(180,186)

Accrued pension cost	$(243,696)	$(180,186)

10. Commitments

  Operating Leases

        The Company conducts a substantial portion of its operations utilizing leased facilities. Rent expense was $534,000, $511,000 and $705,000 in 2001, 2000 and 1999, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

        The minimum annual rental commitments under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

Year ended November 30,
2002	$554,000
2003	420,000
2004	331,000
2005	190,000
2006	147,000
Thereafter	379,000

$2,021,000

  Capital Lease Obligations (Continued)

        The Company leases certain machinery and equipment with lease terms through 2005. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 11.04% to 26.41%. The capitalized cost and accumulated depreciation included in property and equipment is as follows:

	2001	2000
Cost	$505,032	$157,409
Accumulated depreciation	417,168	13,939

	$87,864	$143,470

        The future minimum lease payments under the capital lease and net present value of future minimum lease payments for the ensuing years are summarized as follows:

Year ended November 30,
2002	$240,117
2003	113,520
2004	62,972
2005	13,003

429,612
Less amount representing interest	76,280

Present value of future minimum lease payments (Note 7)	$353,332

11. Related Party Transactions

        As of November 30, 1998, the Company owed its Chairman, Mr. Joel Dupré ("Dupré"), approximately $8,000. During 1999, the Company borrowed an additional $235,000 from Dupré, resulting in a balance due of approximately $243,000. On September 10, 1999, the Company issued 272,000 shares of common stock (with a market value of approximately $357,000) and Dupré agreed to cancel indebtedness of $204,000; Dupré also agreed to repay certain luggage creditors approximately $153,000 of the Company's indebtedness to such creditors, relieving the Company of its obligations to such creditors. During the year ended November 30, 2000, the Company purchased approximately $92,000 of goods from a company controlled by Dupré. During the year ended November 30, 2001, the Company sold approximately $126,000 of goods to a company controlled by Dupré.

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

        During the year ended November 30, 1999, the Company purchased approximately $809,000 of luggage and backpack products from companies controlled by stockholders. During the year ended November 30, 1999, the Company incurred buying commissions of approximately $103,000 to companies controlled by stockholders.

12. Discontinued Operations

        During the year ended November 30, 2001, the Board of Directors of the Company adopted a plan to discontinue the Company's specialty retail related travel products segment. On November 30, 2001, the Company entered into an agreement to sell substantially all non-cash assets of the segment and assigned substantially all liabilities to the purchaser. The sale resulted in a loss of approximately $39,000 and proceeds, which amounted to $440,225, subject to adjustments, was paid on November 30, 2001. The initial purchase price is subject to certain adjustments as defined upon the realization and settlement of assets and liabilities and additional consideration to be made upon the attainment of specified sales levels of the sold business.

        On July 19, 1999, the Board of Directors of the Company adopted a plan to discontinue the Company's luggage business as part of the Company's strategic focus on telecommunications and Internet services. As of November 30, 1999, a substantial portion of the luggage business had already been disposed of and the remaining portion was disposed of during fiscal 2000. The luggage business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion (APB) 30. The related real estate, which is classified as assets held for sale, was in contract for sale at November 30, 2000 and was disposed of on December 5, 2000. The Company has designated $400,000 of the proceeds for the purchase of a new facility (Note 5) and such amount was included in Property and Plant Equipment in 2000. The Company recognized a gain on discontinued operations of $976,624 in 2000 for additional amounts received in excess of the carrying value of the real estate and the reversal and settlement of previously recorded liabilities of approximately $720,000. The gain is also net of $81,017 applicable to a previously recorded foreign translation adjustment for the Company's Canadian subsidiary, which is expected to be dissolved in 2001. The 1999 estimated loss on disposal of the luggage business included a charge of $572,170 applicable to a previously recorded foreign translation adjustment for the Company's Hong Kong subsidiary which was dissolved during 1999. Interest expense allocated to the discontinued operation was based on the direct borrowings of such operations and amounted to approximately $30,000 in 2000, and $306,000 in 1999.

        The operating results and remaining assets of the discontinued operations are summarized as follows:

	2001	2000	1999
Sales	$1,932,988	$1,981,017	$8,668,822
Net gain (loss)	(4,100)	989,761	(3,886,208)
Net gain (loss) per share of common stock	—	.07	(.44)
	2001	2000
Current assets	$113,782	$1,318,195
Property and equipment net	—	453,802
Other	—	49,168

	$113,782	$1,821,165

13. Segment Reporting

        The Company evaluates the performance of its operating segments based on the operating income of the respective business units. Geographical information is not presented, as the continuing operations of the Company operate solely within the United States. A summary of business data for the Company's reportable segments for the fiscal years 2001, 2000 and 1999 are as follows:

			Telecom- munications	Investments Carried Under Cost Method	Total of Continuing Operations	Discontinued Operations of Retail Related Travel Products	Discontinued Operations of Luggage Segment	Total Company
Revenue (external customers)	2001		$19,692,720	$—	$19,692,720	$1,932,988	$—	$21,625,708
	2000		11,895,948	—	11,895,948	1,981,017	—	13,876,965
	1999		2,275,474	—	2,275,474	1,894,557	6,774,265	10,944,296
Segment income (loss)	2001		(12,369,593)	—	(12,369,593)	(4,100)	—	(12,373,693)
	2000	(1)	(6,363,907)	—	(6,363,907)	13,137	976,624	(5,374,146)
	1999	(1)	(3,619,345)	—	(3,619,345)	56,857	(3,943,065)	(7,505,553)
Segment assets	2001		7,167,696	—	7,167,696	113,782	—	7,281,478
	2000		12,579,306	466,359	13,045,665	887,926	933,239	14,866,830
	1999		2,750,759	1,894,504	4,645,263	915,376	1,736,498	7,297,137
Depreciation and amortization of long-lived assets	2001		1,084,120	—	1,084,120	65,319	—	1,149,439
	2000		730,600	—	730,600	35,041	—	765,641
	1999		292,667	—	292,667	37,387	45,904	375,958
Interest expense	2001		740,456	—	740,456	—	—	740,456
	2000		127,309	—	127,309	—	31,800	159,109
	1999		15,419	—	15,419	—	305,518	320,937
Segment capital expenditures	2001		2,806,158	—	2,806,158	—	—	2,806,158
	2000		1,424,577	—	1,424,577	18,723	—	1,443,300
	1999		72,501	—	72,501	48,434	—	120,935
Equity in net loss of investees accounted for under equity method	2001		—	—	—	—	—	—
	2000		605,553	—	605,553	—	—	605,553
	1999		1,661,630	—	1,661,630	—	—	1,661,630

(1)
Losses from the investment in Access and RiderPoint have been included in the Telecommunications business.

  Significant Sales Concentrations and Loss of Major Customer

        For the years ended November 30, 2001 and 2000, one customer accounted for approximately $3,500,000 and $2,780,000, or 18% and 23% of the telecommunication segment revenue. In October 2001, this customer began to utilize other service providers and is not expected to account for any significant revenues in 2002. For the year ended November 30, 1999, no one customer accounted for more than 10% of the telecommunication segment revenue.

14. Stockholders' Equity

        The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earning per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

        On August 17, 1995, the stockholders of the Company (i) approved an increase in the number of authorized shares of common stock from 3,000,000 shares to 10,000,000 shares; (ii) authorized the Company to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors; and (iii) approved the 1995 Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights exercisable in conjunction with stock options to purchase a specified number of shares of common stock. During fiscal 1997, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 1,200,000 shares. In 1999, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock that may be issued to 2,400,000 shares. During fiscal 2000, the stockholders of the Company approved an amendment to the Plan to increase the number of common stock that may be issued to 3,400,000 and approved an increase in the number of authorized shares of common stock to 50,000,000 shares.

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

        During 1999, the Company established a new series of stock, Series B Preferred stock, $.10 par value. The Company was authorized to issue up to 1,300 shares of the Series B Preferred stock, and such stock is entitled to receive dividends when as, and if dividends are declared by the Company on its common stock. Each holder of Series B preferred stock has the right, at the option of the holder, to convert each share of such stock into 1,000 shares of common stock. The Company has the right to convert each share of Series B preferred stock into common stock at the same conversion ratio. The conversion price of shares of Series B preferred stock is subject to adjustment in the event of any reclassification, subdivision or combination of the Company's outstanding common stock into a greater or smaller number of shares by a stock split, stock dividend or other similar event. In the event of a dissolution, liquidation or winding up of the Company, the holders of Series B preferred stock are entitled to receive, if available, prior and in preference to the holders of common stock, an amount equal to $1,000 per share. Thereafter, any remaining assets, if any, would be distributed ratably to the holders of common stock. The holders of shares of Series B preferred stock are entitled to that number of votes on all matters presented to shareholders equal to the number of shares of common stock then issuable upon conversion of such shares of preferred stock. Without the approval of the holders of at least a majority of the Series B preferred stock then outstanding voting separately as a class, the Company may not amend its Certificate of Incorporation in any way that adversely affects the rights and preferences of the holders of the Series B preferred stock as a class. During 1999, 196 shares of Preferred Series B were issued, resulting in net proceeds to the Company of $195,929. During 2001 and 2000, certain of the Series B shareholders elected to convert their shares to common shares, resulting in the issuance of 100,000 and 80,000 shares of common stock.

        The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price
Outstanding November 30, 1998	656,500	$1.00–$3.13	$2.20
Granted during year ended November 30, 1999	1,013,500	$1.00–$2.25	$1.49
Exercised/canceled during year ended November 30, 1999	(229,000)	$1.00–$2.84	$2.46
Outstanding November 30, 1999	1,441,000	$1.00–$2.84	$1.63
Granted during year ended November 30, 2000	1,805,000	$1.19–$4.88	$1.70
Exercised/canceled during year ended November 30, 2000	(218,785)	$1.00–$4.19	$2.21
Outstanding November 30, 2000	3,027,215	$1.19–$4.88	$1.68
Granted during year ended November 30, 2001	859,000	$ .25–$ .97	$.42
Exercised/canceled during year ended November 30, 2001	(955,886)	$ .25–$4.19	$1.04
Outstanding November 30, 2001	2,930,329	$ .25–$4.88	$1.52
Options exercisable, November 30, 1999	661,500	$1.00–$2.84	$1.71
Options exercisable, November 30, 2000	1,072,991	$1.35–$2.84	$1.63
Options exercisable, November 30, 2001	1,622,727	$ .25–$4.88	$1.47

        The following table summarizes information about the options outstanding at November 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ .25–$ .97	441,500	2.33	$.57	285,000	$.46
$1.19–$1.94	1,966,835	3.44	$1.38	1,017,067	$1.39
$2.00–$4.88	521,994	2.98	$2.84	320,660	$2.64

        For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 126% for 1999, 124% for 2000 and 125% for 2001, risk-free interest rate of 5.53% for 1999, 5.80% for 2000 and 4.63% for 2001, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2001, 2000 and 1999 was $.70, $1.47and $.97, respectively.

        Under the above model, the total value of stock options granted in 2001, 2000 and 1999 was $162,825, $2,652,858 and $924,707, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which generally range from five to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss would have been ($13,079,759) in 2001, ($5,889,131) in 2000, and ($7,655,167) in 1999, and the Company's pro forma loss per share would be ($.88) for 2001, ($.45) for 2000, and ($.88) for 1999.

        On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during 2001, 2000 and 1999.

        On February 13, 2002, the Company received notification from NASDAQ that its shares were delisted from the NASDAQ Small Cap Market effective February 14, 2002. The Company's stock now trades on the OTC Bulletin Board.

15. Investment in and Transactions with Affiliates

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

        The Company's investment in Access was carried on the equity method of accounting. The Company, for its fiscal year ended November 30, 1999, included its share of Access' operations based on Access' year-end of October 31, 1999. The Company recorded a loss of $1,661,630 (including goodwill amortization of $375,000) on its equity in the operations of Access for the year ended November 30, 1999. As of November 30, 1999, the Company's investment in Access had been reduced to zero.

        On August 9, 2000, pursuant to tax-free merger agreement between Access and Talk, the Company exchanged its remaining shares and warrants in Access for 1,876,911 shares of Talk plus a warrant to acquire an additional 285,714 Talk shares at $2.10 per share, expiring in 2005. The Company did not reflect any gain on this transaction as it did not result in the culmination of an earnings process. 187,691 of the Company's Talk shares had been placed in escrow for a period of one year ending on August 9, 2001 to secure certain representations and warranties made by the shareholders of Access one in connection with the transaction.

        During the year ended November 30, 2000, prior to the aforementioned exchange, the Company sold 745,042 shares of Access and subsequent to the merger, the Company sold 57,000 shares of Talk stock. Since the Company's investment in Access One had already been reduced to zero value (accounted for on the equity method), the sales resulted in a net gain of $1,422,042. Included in the above were 99,640 shares sold on behalf of a related party for which no gain has been recorded. During the year ended November 30, 2001, the Company sold 553,496 shares of Talk's stock resulting in a gain of $918,476.

        The results of operations of Access for the year ended October 31, 1999 are summarized below:

Condensed Income Statement Information
Revenue	$15,412,640
Cost of service	12,177,793
Gross profit	3,234,847
Net loss	(4,994,124)

        In addition, options had been granted by Access to purchase common shares of Access to the Chief Executive Officer of the Company (150,000 shares at $1.20 per share) and to the former current Chief Executive Officer of the Company who served on the Board of Directors of Access (100,000 shares at $1.00 per share).

        Based upon the information contained in Talk's SEC filings, Access incurred a loss through the merger date. Since the Company's investment in Access had already been reduced to $—0-, no further loss was recorded during the year ended November 30, 2000.

  RiderPoint, Inc.

        On April 15,1999, the Company purchased 600,000 shares of the voting stock (19%) of RiderPoint, Inc. ("RiderPoint"), an affiliate (see Note 18) by issuing 250,000 shares of its common stock, in a transaction valued at $412,500. RiderPoint was incorporated in 1997. On November 30, 1999, the Company increased its ownership interest in RiderPoint by purchasing an additional 500,000 shares of the voting stock of RiderPoint by issuing 300,000 shares of its common stock, in a transaction valued at $862,500, thereby increasing its ownership interest in RiderPoint to 27% on such date.

        The following summarizes the results of operations and net assets (unaudited) of RiderPoint.

Condensed Income Statement Information (Unaudited)
	Year ended December 31,
	2000	1999
Revenue	$77,531	$192,494
Costs and expenses	1,218,532	558,702

Net loss	$(1,141,001)	$(366,208)

        For the year ended November 30, 2000, the Company recorded a loss of $605,553, representing its portion of the RiderPoint loss for the year of $371,155 plus amortization of goodwill of $234,398. During the year ended November 30, 2000, the Company charged RiderPoint $106,000 for services rendered to RiderPoint, and advanced RiderPoint $105,000. All advances were non-interest bearing and included in Prepaid Expenses and Other Current Assets at November 30, 2000. The Company had received a guarantee from RiderPoint's new parent, Cordia Corporation ("Cordia"), regarding payment of the amounts due the Company (see Note 16). During the year ended November 30, 2001, based on the financial condition of Riderpoint and Cordia, the Company wrote these amounts off.

Condensed Balance Sheet Information (Unaudited)
December 31, 2000
Current assets (1)	$209,136
Non-current assets	164,960
Current liabilities	371,840
Non-current liabilities	69,025
Stockholders' equity (deficiency)	(66,769)

(1)
Including 300,000 shares of common stock of eLEC at December 31, 2000.

16. Risks and Uncertainties

        The Company buys substantially all of the telecommunication services that it resells from Regional Bell Operating Companies ("RBOC's"), and is, therefore, highly dependent upon them. Management of the Company believes that its relationship with them is good. Management of the Company believes that there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with the RBOC's or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its telecommunications business.

        The Company has been billed for certain amounts from the RBOC's in certain states, which are disputed by the Company. The Company contends that the related invoicing of taxes, subscriber line charges, other fees and features are not in accordance with the agreements between the Company and the RBOC's. At November 30, 2001 and 2000, the Company has not paid for or accrued approximately $3,900,000 and $400,000 of such disputed amounts. Management of the Company believes that the Company will prevail in these disputes.

        As of November 30, 2001, the Company had recorded undisputed liabilities to the RBOC's of approximately $4,970,000, substantially all of which was past due.

        Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

  •
  The Company's business strategy with respect to bundled local and long distance services may not succeed.

  •
  Failure to manage, or difficulties in managing, the Company's growth operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its service with favorable gross margins.

  •
  Dependence on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services.

  •
  Increased price competition in local and long distance service.

  •
  Failure or interruption in the Company's network and information systems.

  •
  Changes in government policy, regulation and enforcement.

  •
  Failure of the Company's collection management system and credit controls efforts for customers.

  •
  Inability to adapt to technological change.

  •
  Competition in the telecommunications industry.

  •
  Inability to manage customer attrition and bad debt expenses.

  •
  Adverse change in Company's relationship with third party carriers.

  •
  Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues.

17. Quarterly Financial Data (Unaudited)

  November 30, 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$4,213,544	$5,084,633	$5,649,465	$4,745,078
Revenue from discontinued operations	517,103	553,176	498,310	364,399

Revenue as previously reported	$4,730,647	$5,637,809	$6,147,775	—

Gross profit	$1,493,381	$1,952,009	$2,326,650	$1,381,346
Gross profit from discontinued operations	181,427	226,156	211,957	147,075

Gross profit as previously reported	$1,674,808	$2,178,165	$2,538,607	—

Loss from continuing operations	$(1,509,783)	$(1,665,845)	$(1,005,946)	$(8,188,019)
Income (loss) from discontinued operations	36,011	55,131	21,380	(116,622)

Net loss	$(1,473,772)	$(1,610,714)	$(984,566)	$(8,304,641)

Net loss per share—continuing operations	$(.10)	$(.11)	$(.07)	$(.56)
Earnings (loss) per share—discontinued operations	—	—	—	—

Net loss	$(.10)	$(.11)	$(.07)	$(.56)

  November 30, 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,750,843	$2,654,511	$3,560,374	$3,930,220
Revenue from discontinued operations	475,390	501,884	517,938	485,805

Revenue as previously reported	$2,226,233	$3,156,395	$4,078,312	$4,416,025

Gross profit	$537,887	$668,862	$929,932	$918,870
Gross profit from discontinued operations	203,890	211,294	230,886	103,808

Gross profit as previously reported	$741,777	$880,156	$1,160,818	$1,022,678

Loss from continuing operations	$(684,939)	$(1,354,931)	$(373,784)	$(3,950,253)
Income (loss) from discontinued operations	36,039	(7,052)	243,520	717,254

Net loss	$(648,900)	$(1,361,983)	$(130,264)	$(3,232,999)

Net loss per share—continuing operations	$(.06)	$(.10)	$(.03)	$(.29)
Earnings (loss) per share—discontinued operations	—	—	.02	.05

Net loss	$(.06)	$(.10)	$(.01)	$(.24)

        During the fourth quarter of 2001, the Company recorded impairment charges of $4,707,100 (Note 18) and increases in the provision for doubtful accounts of approximately $852,000.

18. Asset Impairments

  Year Ended November 30, 2001

        The Company recorded an impairment charge of $4,707,100, of which $2,750,823 was associated with the writedown of goodwill purchased in various acquisitions, and $1,956,277 in connection with the writedown of other long-lived assets, primarily property and equipment, leases and the unamortized loan discount described in Note 7. SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill and other long-lived assets were impaired and should be written-off due to significant operating losses, and negative cash flows generated from acquisitions and operations, among other factors. Management also determined that the property and equipment was impaired and should be reduced to reflect its estimated net realizable value as the Company seeks to sell certain of these assets within the next year.

  Year Ended November 30, 2000

        As of November 30, 2000, the Company determined that its investment in RiderPoint was impaired. RiderPoint had significant and recurring operating and cash flow losses, and had not established any significant revenue base.

        On February 2, 2001, the Company, as part of an effort to focus on its core businesses, announced that it had entered into an agreement to sell and thereby divest itself of all of its holdings in RiderPoint (carried under the equity method), Webquill (a wholly owned subsidiary) and Skyclub (an investment carried under the cost method) and 200,000 shares of the Company's unregistered common stock (valued at $140,000) in exchange for 1,400,000 unregistered common shares of Cordia, approximately 5% of the total shares then outstanding. Prior to the sale, the Company had merged the employees and businesses of Webquill into its operations; thus the sale of Webquill represented only the sale of its name, and an inactive entity. Cordia is controlled by entities owned by an employee of the Company and members of his family. Cordia is a publicly-held company whose shares are quoted in the over-the-counter bulletin board market. However, there is an extremely limited public float, and minimal trading activity. The investment in Cordia is carried at its cost of $240,000.

        Due to (1) the thinly traded nature of the Cordia shares; (2) the fact that the Cordia shares were not registered and were restricted for a one-year period; (3) the difficulty in determining the value of the Company's investments; and (4) the Company's belief that its investments had been significantly impaired, the Company wrote down its investments in RiderPoint and Skyclub to $100,000. Accordingly, the Company had recorded an impairment loss of approximately $1,106,000.

        Also, due to the thinly-traded nature of the Cordia shares, such shares have not been accounted for as a marketable equity security in accordance with Statement of Financial Accounting Standards No. 115. Until such time as Cordia has a significant level of trading activity, thereby establishing a true market value (or evidence indicating a permanent impairment), the Company will carry its investment in Cordia at cost.

19. Litigation

        The Company is a defendant in an action brought by an ex-service provider. The action is for early termination damages in the amount of $292,000. Counsel for the Company believes that the probability for a favorable outcome for the Company is likely and, accordingly, no amount has been provided for this matter in the financial statements.

eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

		Column C
Column A	Column B		Column D	Column E
		Additions Charged to Costs and Expenses*
Description	Balance at Beginning of Period		Accounts Written Off	Balance at End of Period
Year ended November 30, 2001:
Allowance for doubtful accounts	$831,000	$1,512,000	$264,000	$2,079,000
Valuation allowance for deferred tax asset	$5,550,000	$2,950,000	$—	$8,500,000
Year ended November 30, 2000:
Allowance for doubtful accounts	$424,000	$781,000	$374,000	$831,000
Valuation allowance for deferred tax asset	$5,450,000	$100,000	$—	$5,550,000
Year ended November 30, 1999:
Allowance for doubtful accounts	$337,000	$205,000	$118,000	$424,000
Valuation allowance for deferred tax asset	$3,800,000	$1,650,000	$—	$5,450,000

*
Net of recoveries

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1.—Business
  Development of Business
  eLEC's Telecommunications Services
  Business Strategy
  Sales and Marketing Strategies
  Competition in the Telecommunications Industry
  Government Regulation
  Backlog
  Employees
  Item 2.—Properties
  Property Owned
  Properties Leased
  Item 3.—Legal Proceedings
  Item 4.—Submission of Matters To a Vote of Security Holders
PART II
  Item 5.—Market for the Company's Common Equity and Related Stockholder Matters
  Item 6.—Selected Financial Data
  Item 7.—Management's Discussions and Analysis of Financial Condition and Results of Operations
  Liquidity and Capital Resources
  New Accounting Standards
  Item 7A.—Quantitative and Qualitative Disclosure About Market Risk
  Item 8.—Financial Statements and Supplementary Data
  Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10.—Directors and Executive Officers of the Company
  Compliance with Section 16(a) of the Exchange Act
  Item 11.—Executive compensation
  Summary of Cash and Certain Other Compensation
Compensation Table
Option/SAR Grants In Last Fiscal Year
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
  Board of Directors Compensation
Projected Benefit at Retirement
  Item 12.—Security Ownership of Certain Beneficial Owners and Management
  Item 13.—Certain Relationships and Related Transactions
PART IV
  Item 14.—Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
FORM 10-K ITEM 14(a)(1) AND (2) eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Certified Public Accountants
eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2001 AND 2000
eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999