Form 10QSB
period 2002-02-28
ELEC COMMUNICATIONS CORP
filed 2002-04-22
CIK 90721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2002.
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                   .
                               ----------------    -----------------

                          Commission file number 0-4465
                                                 ------

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

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


Issuer's Telephone Number, Including Area Code 914-633-6500
                                               ------------

--------------------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No    .
                                                  ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,619,282 SHARES OF COMMON STOCK, PAR VALUE $.10 PER SHARE, AS OF APRIL 15, 2002.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.  FINANCIAL STATEMENTS

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                        Feb. 28, 2002
                                                                        -------------
                                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                              $    374,931
   Accounts receivable                                                      2,507,197
   Investment securities                                                      513,706
   Other investments                                                          240,000
   Prepaid expenses and other current assets                                  302,017
                                                                         ------------
Total current assets                                                        3,937,851

Property, plant  and equipment, net                                         2,109,050

Other assets                                                                  507,509
                                                                         ------------
Total assets                                                             $  6,554,410
                                                                         ============

Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Secured short-term borrowings                                          $    269,111
  Current maturities of long-term debt and capital lease obligations        3,710,079
  Accounts payable and accrued expenses                                     8,517,397
  Taxes payable                                                               481,552
                                                                         ------------
Total current liabilities                                                  12,978,139
                                                                         ------------

Long-term debt and capital lease obligations, less current maturities       1,244,698
                                                                         ------------
Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 shares in 2002 and 2001                                     2
  Common stock $.10 par value, 50,000,000 shares authorized,
    15,619,282 and 15,418,782 shares  issued in 2002 and 2001               1,561,928
  Capital in excess of par value                                           25,576,342
  Deficit                                                                 (35,282,597)
  Treasury stock at cost, 11,000 shares                                       (27,500)
  Accumulated other comprehensive income, unrealized gain on securities       503,398
                                                                         ------------
    Total stockholders' equity (deficiency)                                (7,668,427)
                                                                         ------------
Total liabilities and stockholders' equity                               $  6,554,410
                                                                         ============


See notes to the condensed consolidated financial statements
                   eLEC Communications Corp. and Subsidiaries
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                Feb. 28, 2002   Feb. 28, 2001
                                                                -------------   -------------
Revenues                                                         $  4,475,092    $  4,213,544
Cost of revenues                                                    3,030,327       2,749,051
                                                                 ------------    ------------
         Gross profit                                               1,444,765       1,464,493
                                                                 ------------    ------------

Costs and expenses:
   Selling, general and administrative                              2,469,372       3,242,808
   Depreciation and amortization                                       54,135         226,701
                                                                 ------------    ------------
               Total costs and expenses                             2,523,507       3,469,509
                                                                 ------------    ------------

Loss from operations                                               (1,078,742)     (2,005,016)
                                                                 ------------    ------------

Other income (expense):
Interest expense                                                     (144,857)       (132,423)
Interest income                                                         4,505           5,806
Miscellaneous income, net                                              54,424         621,850
                                                                 ------------    ------------
                                                                      (85,928)        495,233
                                                                 ------------    ------------

Loss from continuing operations                                    (1,164,670)     (1,509,783)

Gain from discontinued operations                                          --          36,011
                                                                 ------------    ------------

Net loss                                                           (1,164,670)     (1,473,772)

Other comprehensive gain (loss) - unrealized
 gain (loss) on marketable securities, net of reclassification
adjustment of $53,425 in 2002 and $617,422 in 2001                    105,076        (794,798)
                                                                 ------------    ------------

Comprehensive loss                                                ($1,059,594)    ($2,268,570)
                                                                 ============    ============

Basic and diluted income (loss) per share
Continuing operations                                                   ($.07)          ($.10)
Discontinued operations                                                    --              --
                                                                 ------------    ------------
Net loss                                                               ($0.07)         ($0.10)
                                                                 ============    ============

Weighted average number of common shares outstanding               15,603,826      14,711,421
                                                                 ============    ============



See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                      Feb. 28, 2002  Feb. 28, 2001
                                                                      -------------  -------------
Net cash provided by (used in) operating activities:                    $    43,669    ($1,672,591)
                                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (794,982)
   Proceeds from sale of marketable securities                               56,922        633,033
   Proceeds from sale of property                                                          933,238
   Proceeds from agreement to sell subsidiary                                14,554         14,554
                                                                        -----------    -----------
Net cash provided by investing activities                                    71,476        785,843
                                                                        -----------    -----------

Cash flows from financing activities:
   (Decrease) increase in loans payable to financial institutions          (582,830)       909,499
   Pay-off of Canadian mortgage                                                           (283,920)
   Proceeds from exercise of stock options                                   45,000             --
                                                                        -----------    -----------
Net cash (used in) provided by financing activities                        (537,830)       625,579
                                                                        -----------    -----------

Decrease in cash and cash equivalents                                      (422,685)      (261,169)
Cash and cash equivalents at beginning of period                            797,616        509,657
                                                                        -----------    -----------
Cash and cash equivalents at the end of period                          $   374,931    $   248,488
                                                                        ===========    ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest                                                          $   141,253    $   132,423
                                                                        -----------    -----------

See Part II, Item 2., Changes in Securities, for non-cash financing activities during the three-month period ending February 28, 2002

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001.

NOTE 2-PRINCIPAL FINANCING ARRANGEMENTS

  On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex Communications, Inc. ("Essex"), to a loan and security agreement with RFC. The loan agreement initially provided for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement, as amended, bear interest at a rate per annum equal to the prime rate plus 7.5% (12.5% at February 28, 2002), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. As the parent company of Essex, we have guaranteed the repayment of all borrowings under the loan agreement, and have pledged as collateral 1,000,000 shares of common stock of Talk America Holdings Inc. ("Talk"). In April 2002, we sold 577,000 of such shares to repay a portion of the borrowings under the agreement. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. On February 14, 2002, the loan facility was amended to change the borrowing eligibility formula. The new formula requires Essex to have additional collateral in the form of current accounts receivable balances in order to borrow the amounts Essex is currently borrowing. This change has forced Essex to stretch out payments to its vendors and to seek other sources of cash for operations. Furthermore, effective November 30, 2001, Essex was in default on its loan agreement with RFC, and we therefore classified the RFC loan as a current liability on our balance sheet. In conjunction with the amendment, the interest rate charged by RFC was increased by 3%. On April 3, 2002, RFC signed a forbearance agreement in which, among other things, it agreed that it will not initiate further action against Essex or the pledged collateral prior to May 31, 2002, provided that Essex is not otherwise in default under the loan agreement or under the forbearance agreement. The forbearance agreement includes a provision that requires us to enter into an agreement with a third-party to sell all or a portion of Essex's business by May 11, 2002, which presently accounts for substantially all of the Company's revenue. We have been pursuing such a transaction for several months and are in discussions with interested parties.

NOTE 3-INVESTMENT SECURITIES

Details as to investment securities at February 28, 2002 are as follows:

                                       Fair           Unrealized
                        Cost          Value          Holding Gain
                        ----          -----          ------------
Equity securities     $10,308        $513,706          $503,398

Our investment securities consisted of 1,167,515 common shares of Talk valued at $0.44 per share. At February 28, 2002, 1,000,000 of such shares were held in escrow by RFC as collateral for funds borrowed under the loan agreement. In April 2002, we sold 577,000 of such shares to repay a portion of the borrowings under the agreement. The Talk shares have been subject to market fluctuations.

During the fiscal quarter ended February 28, 2002, we sold 94,900 shares of Talk, realizing a gain of approximately $53,000, which is included under the caption "Miscellaneous income, net" on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 4 - MAJOR CUSTOMER

During the three months ended February 28, 2002, no one customer accounted for more than 10% of revenue.

NOTE 5 - INCOME TAXES

At November 30, 2001, we had net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 expiring in the years 2002 through 2021. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,700,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

As of February 28, 2002, we had an unrealized gain on our ownership of Talk of approximately $503,000. Upon the sale of the Talk stock, the net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.

NOTE 6 - EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. There were no potentially dilutive securities for three months ended February 28, 2002 and 2001.

NOTE 7 -RISKS AND UNCERTAINTIES

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOC's"), and are, therefore, highly dependent upon them. We believe our relationship with them is good. We also believe there are less desirable suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory agreements that govern the rates we are to be charged. In light of the foregoing, it is reasonably possible that the loss of these relationships with the RBOC's or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on our ability to conduct our telecommunications business.

In certain states, we have been billed for certain amounts from the RBOC's that are in dispute. We believe that the related invoicing of taxes, subscriber line charges, other fees and features are not in accordance with the agreements negotiated with the RBOC's. At February 28, 2002, we had not paid for or accrued approximately $4,000,000 of such disputed amounts. We believe that we will prevail in these disputes.

As of February 28, 2002, we recorded undisputed liabilities to the RBOC's of approximately $6,600,000, substantially all of which was past due. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - The Company's business strategy with respect to bundled local and long distance services may not succeed.

     - Failure to manage, or difficulties in managing, the Company's growth operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its service with favorable gross margins.

     - Dependence on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services.

     - Increased price competition in local and long distance service.

     - Failure or interruption in the Company's network and information systems.

     - Changes in government policy, regulation and enforcement.

     - Failure of the Company's collection management system and credit controls efforts for customers.

     - Inability to adapt to technological change.

     - Competition in the telecommunications industry.

     - Inability to manage customer attrition and bad debt expense.

     - Adverse change in Company's relationship with third party carriers.

     - Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues.

ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "ESTIMATES," "PROJECTS," "PLANS," "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER OF THE FORWARD-LOOKING STATEMENTS, THAT SUCH STATEMENTS, WHICH ARE CONTAINED IN THIS REPORT, REFLECT OUR CURRENT BELIEFS WITH RESPECT TO FUTURE EVENTS AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING, BUT NOT LIMITED TO, ECONOMIC, COMPETITIVE, REGULATORY, TECHNOLOGICAL, KEY EMPLOYEE, AND GENERAL BUSINESS FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, GROWTH, SERVICES, PRODUCTS, LICENSES AND OTHER FACTORS DISCUSSED IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THAT THESE STATEMENTS ARE ONLY ESTIMATES OR PREDICTIONS. NO ASSURANCES CAN BE GIVEN REGARDING THE ACHIEVEMENT OF FUTURE RESULTS, AS ACTUAL RESULTS MAY DIFFER MATERIALLY AS A RESULT OF RISKS FACING THE COMPANY, AND ACTUAL EVENTS MAY DIFFER FROM THE ASSUMPTIONS UNDERLYING THE STATEMENTS THAT HAVE BEEN MADE REGARDING ANTICIPATED EVENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION: (1) THE AVAILABILITY OF ADDITIONAL FUNDS TO SUCCESSFULLY PURSUE THE COMPANY'S BUSINESS PLAN; (2) OUR SUCCESS IN SELLING ESSEX OR SUBSTANTIALLY ALL OF ITS ASSETS AND THE SELLING PRICE WE OBTAIN; (3) THE COMPANY'S ABILITY TO MAINTAIN, ATTRACT AND INTEGRATE INTERNAL MANAGEMENT, TECHNICAL INFORMATION AND MANAGEMENT INFORMATION SYSTEMS; (4) THE COOPERATION OF INCUMBENT CARRIERS IN IMPLEMENTING THE UNBUNDLED NETWORK ELEMENTS PLATFORM REQUIRED BY THE FEDERAL COMMUNICATIONS COMMISSION; (5) THE COMPANY'S ABILITY TO MARKET ITS SERVICES TO CURRENT AND NEW CUSTOMERS AND GENERATE CUSTOMER DEMAND FOR ITS PRODUCT AND SERVICES IN THE GEOGRAPHICAL AREAS IN WHICH THE COMPANY CAN OPERATE; (6) THE COMPANY'S SUCCESS IN GAINING REGULATORY APPROVAL TO ACCESS NEW MARKETS; (7) THE COMPANY'S ABILITY TO NEGOTIATE AND MAINTAIN SUITABLE INTERCONNECTION AGREEMENTS WITH THE INCUMBENT CARRIERS; (8) THE AVAILABILITY AND MAINTENANCE OF SUITABLE VENDOR RELATIONSHIPS, IN A TIMELY MANNER, AT REASONABLE COST; (9) THE IMPACT OF CHANGES IN TELECOMMUNICATION LAWS AND REGULATIONS; (10) THE INTENSITY OF COMPETITION; AND (11) GENERAL ECONOMIC CONDITIONS. ALL WRITTEN AND ORAL FORWARD LOOKING STATEMENTS MADE IN CONNECTION WITH THIS REPORT THAT ARE ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. GIVEN THE UNCERTAINTIES THAT SURROUND SUCH STATEMENTS, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and a full suite of Internet services. We have built our Company by primarily focusing on creating the systems and processes needed to reach the goal of being able to provide consumers in 48 states with local telephone service. We have built a scalable operating platform that can provision a local phone line, provide dial-tone to our customers, read usage records, rate phone calls for billing purposes, prepare monthly invoices to customers, provide real-time on-line customer support services at our inbound call centers, capture credit and collection data, calculate gross margins for each line and perform any moves, adds, changes and repairs that a customer requests. We utilize universal client technology so that our employees and agents can access our system from any personal computer using any Internet browser.

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

Although we believe the opportunity for CLECs is attractive, it is also challenging. We must contend with federal and state government regulators, rapidly changing technologies, incumbent carriers that are better staffed and capitalized than us and real-time business partners that also carry our customer's phone call, whether it be local, long distance or international. While we are managing these challenges, we also must provide connectivity, superior customer service and a culture of continuous improvement. Because of the complexity of the business, we have focused our energies on simplifying our working environment and improving performance through automation. We believe one of the greatest accomplishments in building our business over the past three years was the development of our own operations support systems ("OSS"). We believe our OSS is the crucial enabler that allows us to effectively support customer orders, service delivery, service assurance, billing and collections in an automated manner.

Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We invested our capital in our OSS to support our customers and we lease facilities on an as-needed basis from ILECs while we build our customer base. After we have obtained a substantial geographical concentration of customers, we will make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be very flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we will not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy.

When we lease lines from an ILEC, we use the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so we can provide local dial tone service to our customers. We are capable of providing virtually all of the same additional voice services provided by any ILEC, such as three-way calling, call waiting, call forwarding and caller ID. We sell all our services at a fee that is at least ten percent less than the rate charged by the ILEC. We typically sell our customers the identical service they were buying from the ILEC so our customers see a savings on their telephone bills when they change to our service. We do not upsell our customers initially, but we do contact them after several months and offer them additional features and services in an effort to generate more revenue per customer. In some instances, such as when our customer is far from an ILEC central office, or when our customer has a flat rate calling plan but is continuously connected to a local internet service provider, the fees we pay under the UNE-P service offering are greater than the fees we charge our customer. For these customers, we utilize a resale platform in which we buy wholesale services from the ILEC at a discounted rate. We achieve gross margins with UNE-P of approximately 40%, whereas gross margins on our resale lines are approximately 10%. At February 28, 2002, approximately 80% of our lines were on UNE-P and approximately 20% of our lines were on a resale platform.

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

Due to the changing capital environments during 2001 and our inability to obtain sufficient capital to build both a CLEC and an OSS that caters to a UNE-P and resale customer base, we have begun to scale back our operations as a CLEC and we have announced that we are considering third-party offers to purchase our largest CLEC, Essex. The bulk of our debt and accounts payable, approximately $10,800,000 at February 28, 2002, resides in Essex, and we believe the sale of Essex in its entirety, or the sale of the principal assets of Essex, could dramatically improve our balance sheet and our ability to continue as both a CLEC and an OSS provider. In addition, in April 2002, our lender has requested, and we have agreed, to consummate a sale of Essex by May 11, 2002. Failure to do so could result in our lender demanding repayment of our outstanding loan.

We believe many CLECs have failed because they did not have enough revenues to support the cost of operating the network they built. We also believe other CLECs have failed because they did not have the back-office systems they needed to effectively support customer orders, service delivery, service assurance, billing and collections in an efficient manner. While we have leased networks to avoid the high cost of building a network and have focused our efforts on building our OSS, we have not been able to bring our operations to a breakeven point, and have been struggling with negative working capital for almost one year, while our losses continue. Our financial condition has not allowed us to spend the marketing dollars we needed to obtain enough customers, and we have been unable to obtain the consent of our lender to the purchase of any customer bases that we have proposed since our acquisition of Telecarrier Services, Inc. in January 2000. To help conserve cash, we have scaled back our telemarketing efforts, which we believe are predictable as to costs and results, and moved to a more cash-efficient agent model, which requires smaller cash expenditures up front, but will make it more difficult to predict the timing of when new customers will sign up for our service.

As a result of our financial condition, we are exploring alternatives to preserve our OSS. Many of the potential purchasers of all or part of Essex have indicated a desire to utilize our OSS to serve their UNE-P and resale customers. In addition to looking for a purchaser that will license our OSS, we also have been in discussions regarding the licensing of our OSS to companies that are seeking to purchase local access lines, but are not currently a licensed CLEC. We believe there are a significant number of venture capital and other investors that are seeking to capitalize on the availability of local access lines from financially-troubled CLECs that will need a local access platform that can support customer orders, service delivery, service assurance, billing and collections. We hope to be able to provide them with our platform so that we can generate revenues from our OSS. There can be no assurance that we will be successful in generating third-party revenues from our OSS, or that, we will be able to satisfactorily dispose of Essex, or one or more of our other subsidiaries on satisfactory terms. Failure to sell Essex or its assets and liabilities on satisfactory terms could cause us to seek to reorganize under applicable bankruptcy laws. Even if we are successful in disposing of Essex, we still may be forced to reorganize under applicable bankruptcy laws.

THREE MONTHS ENDED FEBRUARY 28, 2002 VS. THREE MONTHS ENDED FEBRUARY 28, 2001


Our net revenues for the three-month period ending February 28, 2002 increased by approximately $261,000, or approximately 6%, to approximately $4,475,000 as compared to approximately $4,214,000 reported for the three-month period ending February 28, 2001.

Our gross profit for the three-month period ending February 28, 2002 decreased by approximately $20,000 to approximately $1,445,000 from approximately $1,464,000 reported in the three-month period ending February 29, 2001, and the gross profit percentage decreased to 32.3% from 34.8% reported in the prior fiscal period. The decrease in the gross profit percentage is a direct result of increased costs for providing DSL and Internet services to a declining customer base. Factoring out the costs of these services, the gross profit for providing telecommunications services was approximately 36.8% in the fiscal quarter ending February 28, 2002 as compared to 36.6% in the prior comparable period.

Selling, general and administrative expenses ("SG&A") decreased by approximately $773,000, or approximately 24%, to approximately $2,469,000 for the three-month period ending February 28, 2002 from approximately $3,242,000 reported in prior fiscal period. This decrease in expense is directly related to our efforts, started in the second half of fiscal 2001, to implement various cost-cutting measures, which included, among other things, a reduction in staffing of our telemarketing division and reduced spending on our marketing efforts. We continue to evaluate our operations for efficiencies and our employee staffing requirements, and we expect to implement further SG&A reductions in the remainder of fiscal 2002.

Depreciation and amortization expense declined from approximately $227,000 for the three month period ending February 28, 2001 to approximately $54,000 for the three month period ending February 28, 2001. The decline is attributed to the impairment charge taken in the fourth quarter of fiscal 2001.

Interest expense for the three-month period ending February 28, 2002 increased by approximately $12,000 from the amount reported in the three-month period ending February 28, 2001 primarily due to increased average borrowings.

Miscellaneous income for the three-month period ending February 28, 2002 of $53,000 resulted primarily from the sale of Talk shares.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2002, we had cash and cash equivalents available of approximately $375,000, and negative working capital of approximately $9,040,000. The negative working capital is due in part to the reclassification of debt with our principal lender on our balance sheet. The full amount of borrowings from the lender is classified as a current liability at February 28, 2002 because of certain covenant violations in our loan agreement, whereas the entire amount was classified as long-term debt in the prior fiscal period.

Net cash provided by (used in) operating activities aggregated approximately $44,000 and ($1,673,000) in the three-month periods ending February 28, 2002 and 2001, respectively. The principal use of cash in fiscal 2002 and 2001 was approximately $1,165,000 and $1,474,000, respectively, relating to the losses for the periods. The principal sources of cash from operating activities in fiscal 2002 were the increase in accounts payable, principally through the delaying of payments to vendors, and the reduction in accounts receivable of approximately $899,000 and $264,000, respectively.

Net cash provided by investing activities aggregated approximately $71,000 and $786,000 in the three-month periods ending February 28, 2002 and 2001, respectively. The principal sources of cash in fiscal 2002 were the proceeds from the sale of marketable securities of approximately $57,000.

Net cash (used in) provided by financing activities aggregated approximately ($538,000) and $626,000 in the three-month periods ending February 28, 2002 and 2001, respectively. In fiscal 2002, net cash used in financing activities resulted from the repayment of short and long-term debt of approximately $583,000, which was partially offset by the proceeds from the exercise of stock options of approximately $45,000.

On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex, to a loan and security agreement with RFC. The new loan agreement initially provided for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement, as amended, bear interest at a rate per annum equal to the prime rate plus 7.5% (12.5% at February 28, 2002), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. As the parent company of Essex, we have guaranteed the repayment of all borrowings under the loan agreement, and have pledged as collateral 1,000,000 shares of common stock of Talk. In April 2002, we sold 577,000 of such shares to repay a portion of the borrowings under the agreement. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. On February 14, 2002, the loan facility was amended to change the borrowing eligibility formula. The new formula requires Essex to have additional collateral in the form of current accounts receivable balances in order to borrow the amounts Essex is currently borrowing. This change has forced Essex to stretch out payments to its vendors and to find other sources of cash for operations. Furthermore, effective November 30, 2001, Essex was in default on its loan agreement with RFC, and we therefore classified the RFC loan as a current liability on our balance sheet. In conjunction with the amendment, the interest rate charged by RFC was increased by 3%. On April 3, 2002, RFC signed a forbearance agreement in which, among other things, it agreed that it will not initiate further action against Essex or the pledged collateral prior to May 31, 2002, provided that Essex is not otherwise in default under the loan agreement or under the forbearance agreement. The forbearance agreement includes a provision that requires us to enter into an agreement with a third-party to sell all or a portion of Essex's business by May 11, 2002. We have been pursuing such a transaction for several months and are in discussions with interested parties.

For the three-month period ending February 28, 2002, we had no capital expenditures. We do not expect to make any significant capital expenditures for the remainder of fiscal 2002.

At February 28, 2002, we owned approximately 1.15 million shares of Talk (NASDAQ:TALK). Of such shares, approximately 150,000 shares can be sold by us without the permission of RFC to raise money for our working capital needs. We sold 577,000 shares of Talk in April 2002 to meet some of the additional lending requirements contained in the forbearance agreement we have with RFC. We have the right to purchase approximately 300,000 additional shares of Talk if we exercise a warrant. The warrant exercise price is $2.10 per share and, at February 28, 2002, was not in-the-money, as Talk common stock was trading at approximately $0.44 per share at such date. At February 28, 2002, we also owned approximately 1.4 million shares of Cordia Corporation (OTCBB:CORC), which shares are "restricted securities," as defined in the Securities Act of 1933, as amended. Such shares became eligible for sale in the public markets, subject to certain limitations, in February 2002.

The report of the independent auditors on our 2001 financial statements indicates there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that, without the sale of a significant potion of our assets, we must raise up to $5 million to meet the cash requirements needed to continue operations as described previously in the Overview section. Given the current market price of our stock and the current market conditions in the telecom sector, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. We are thus attempting to divest some of our customer base or one or more of our operating subsidiaries in order to improve our financial condition. The failure to raise the necessary funds to finance our operations or the failure to raise funds through the sale of assets or operating subsidiaries will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern. As previously noted, if we do not enter into an agreement by May 11, 2002 for the sale of Essex or a significant portion of its assets, we will be in default under our forbearance agreement and our lender will have the right to sell the assets that we have pledged as collateral to secure the payment obligations under such agreement, should they so choose.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 2.           CHANGES IN SECURITIES
-------           ---------------------

                  None

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

                                       eLEC Communications Corp.



        April 22, 2002                 By: /s/ Paul H. Riss
---------------------------------         -------------------------------
Date                                      Paul H. Riss
                                          Chief Executive Officer
                                          (Principal Financial and
                                          Accounting Officer)