Form 10QSB
period 2002-05-31
ELEC COMMUNICATIONS CORP
filed 2002-07-23
CIK 90721

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 0-4465

eLEC Communications Corp.
(Name of Small Business Issuer as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-2511270 (I.R.S. Employer Identification No.)
543 Main Street New Rochelle, New York (Address of Principal Executive Offices)	10801 (Zip Code)

Issuer's Telephone Number, Including Area Code 914-633-6500

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,619,282 shares of Common Stock, par value $.10 per share, as of July 1, 2002.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

May 31, 2002
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$674,880
Accounts receivable	2,279,407
Investment securities	635,748
Other investments	240,000
Prepaid expenses and other current assets	330,969

Total current assets	4,161,004
Property, plant and equipment, net	1,980,555
Other assets	461,945

Total assets	$6,603,504

Liabilities and stockholders' equity deficiency
Current liabilities:
Secured short-term borrowings	$225,185
Current maturities of long-term debt and capital lease obligations	2,591,753
Accounts payable and accrued expenses	10,213,018
Taxes payable	704,454

Total current liabilities	13,734,410

Long-term debt and capital lease obligations, less current maturities	1,239,297

Stockholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized Series B issued, 16 shares in 2002	2
Common stock $.10 par value, 50,000,000 shares authorized, 15,619,282 issued in 2002	1,561,928
Capital in excess of par value	25,676,342
Deficit	(36,206,415)
Treasury stock at cost, 11,000 shares	(27,500)
Accumulated other comprehensive income, unrealized gain on securities	625,440

Total stockholders' equity deficiency	(8,370,203)

Total liabilities and stockholders' equity	$6,603,504

See notes to the condensed consolidated financial statements

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Revenues	$8,175,683	$9,298,177	$3,700,591	$5,084,633
Cost of revenues	5,484,594	5,881,675	2,454,267	3,132,624

Gross profit	2,691,089	3,416,502	1,246,324	1,952,009

Costs and expenses:
Selling, general and administrative	4,996,301	6,664,010	2,526,929	3,421,202
Depreciation and amortization	136,219	470,294	82,084	243,593

Total costs and expenses	5,132,520	7,134,304	2,609,013	3,664,795

Loss from operations	(2,441,431)	(3,717,802)	(1,362,689)	(1,712,786)

Other income (expense):
Interest expense	(298,903)	(305,999)	(154,046)	(173,576)
Interest income	10,603	13,702	6,098	7,896
Miscellaneous income, net	641,242	834,471	586,818	212,621

	352,942	542,174	438,870	46,941

Loss from continuing operations	(2,088,489)	(3,175,628)	(923,819)	(1,665,845)
Gain from discontinued operations	—	91,142	—	55,131

Net loss	(2,088,489)	(3,084,486)	(923,819)	(1,610,714)
Other comprehensive income (loss)—unrealized gain (loss) on marketable securities	514,817	(828,957)	483,721	(95,248)

Comprehensive loss	($1,573,672)	($3,913,443)	($440,098)	($1,705,962)

Basic and diluted loss per share	($0.13)	($0.21)	($0.06)	($0.11)

Weighted average number of common shares outstanding	15,606,079	14,809,199	15,608,282	14,931,421

See notes to the condensed consolidated financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2002	May 31, 2001
Net cash provided by (used in) operating activities:	$870,480	($2,426,318)

Cash flows from investing activities:
Purchase of property and equipment		(1,184,415)
Proceeds from sale of marketable securities	679,162	895,649
Proceeds from sale of property	4,000	933,238
Proceeds from agreement to sell subsidiary	29,108	29,108

Net cash provided by investing activities	712,270	673,580

Cash flows from financing activities:
(Decrease) increase in loans payable to financial institutions	(1,750,486)	2,006,874
Pay-off of Canadian mortgage	—	(283,920)
Proceeds from exercise of stock options	45,000	—

Net cash (used in) provided by financing activities	(1,705,486)	1,722,954

Decrease in cash and cash equivalents	(122,736)	(29,784)
Cash and cash equivalents at beginning of period	797,616	509,657

Cash and cash equivalents at the end of period	$674,880	$479,873

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$302,433	$303,141

See notes to the condensed consolidated financial statements.

eLEC COMMUNICATIONS CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2001.

Note 2-Principal Financing Arrangements

        On October 23, 2000, we converted our existing receivable sales agreement between RFC Capital Corporation ("RFC") and Essex Communications, Inc. ("Essex"), to a loan and security agreement with RFC. The loan agreement initially provided for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the loan agreement, as amended, bear interest at a rate per annum equal to the prime rate plus 7.5% (12.25% at May 31, 2002), and require an annual fee of $75,000. The loan agreement contains various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. All amounts payable under the loan agreement are secured by substantially all of the assets of Essex. As the parent company of Essex, we have guaranteed the repayment of all borrowings under the loan agreement, and had pledged as collateral 1,000,000 shares of common stock of Talk America Holdings Inc. ("Talk"). In June 2002, RFC directed that all of such pledged shares be sold to repay a portion of the borrowings under the agreement. The loan agreement has a termination date of the earlier of (a) October 23, 2003; (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, we granted RFC warrants to purchase 200,000 shares of our common stock. On February 14, 2002, the loan facility was amended to change the borrowing eligibility formula. The new formula requires Essex to have additional collateral in the form of current accounts receivable balances in order to borrow the amounts Essex is currently borrowing. This change has forced Essex to stretch out payments to its vendors and to seek other sources of cash for operations. Furthermore, effective November 30, 2001, Essex was in default on its loan agreement with RFC, and we therefore classified the RFC loan as a current liability on our balance sheet. In conjunction with the amendment, the interest rate charged by RFC was increased by 3% per annum. On April 3, 2002, we entered into a forbearance agreement in which, among other things, it was agreed that RFC would not initiate further action against Essex or the pledged collateral prior to May 31, 2002, provided that Essex is not otherwise in default under the loan agreement or under the forbearance agreement. The forbearance agreement included a provision that required us to enter into an agreement with a third-party to sell all or a portion of Essex's business by May 11, 2002, which presently accounts for substantially all of the Company's revenue. We were granted an extension to May 31, 2002 to sell all or a portion of Essex's business. Although we have had ongoing discussions with several interested parties, we were unable to sell Essex by such date and are in violation of the forbearance agreement. RFC offered to extend the forbearance agreement for an additional month at a cost we believed was too high. On July 17, 2002, we received written notice from RFC advising that Essex was in violation of both the loan agreement and the forbearance agreement and accelerating the maturity date of our loan, notifying us that RFC would no longer make cash advances under the loan agreement and demanding that we make full repayment of all amounts outstanding under our loan agreement by August 15, 2002.

Note 3-Investment Securities

        Details as to investment securities at May 31, 2002 are as follows:

	Cost	Fair Value	Unrealized Holding Gain
Equity securities	$10,308	$635,748	$625,440

        Our investment securities at May 31, 2002 consisted of 345,515 common shares of Talk valued at $1.84 per share. At May 31, 2002, 265,000 of such shares were held in escrow by RFC as collateral for funds borrowed under the loan agreement. In June 2002, RFC directed that these shares be sold to repay a portion of the borrowings under the agreement. Upon sale, we realized proceeds of approximately $781,000, which funds were applied to repay a portion of the RFC loan. The Talk shares have been subject to market fluctuations and at July 15, 2002 closed at $3.79 a share.

        During the three and six months ended May 31, 2002, we sold 822,000 and 916,900 shares of Talk, respectively, realizing a gain of approximately $631,000 and $684,000, respectively, for the period. Of the 822,000 shares sold during the three-months ended May 31, 2002, 735,000 shares represented a portion of the 1,000,000 shares of Talk originally pledged to RFC as collateral for funds borrowed under the loan agreement. The gain on the sale of Talk stock is included under the caption "Miscellaneous income, net" on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 4-Major Customer

        During the three and six months ended May 31, 2002, no one customer accounted for more than 10% of revenue.

Note 5-Income Taxes

        At November 30, 2001, we had net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 expiring in the years 2002 through 2021. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,700,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

        As of May 31, 2002, we had an unrealized gain on our ownership of Talk of approximately $625,000. Upon the sale of the Talk stock, the net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.

Note 6-Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. There were no potentially dilutive securities for the three and six months ended May 31, 2002 and 2001.

Note 7-Risks and Uncertainties

        We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOC's"), and are, therefore, highly dependent upon them.     We believe there are less

desirable suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory agreements that govern the rates we are to be charged. In light of the foregoing, it is reasonably possible that the loss of these relationships with the RBOC's or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on our ability to conduct our telecommunications business.

        In certain states, we have been billed for certain amounts from the RBOC's that are in dispute. We believe that the related invoicing of taxes, subscriber line charges, other fees and features are not in accordance with the agreements negotiated with the RBOC's. At May 31, 2002, we had not paid for or accrued approximately $4,000,000 of such disputed amounts. We continue to try to resolve these disputes.

        As of May 31, 2002, we reflected undisputed liabilities to the RBOC's of approximately $7,200,000, substantially all of which was past due. Our lack of ability to make these payments puts us at risk to lose the underlying services that are being provided by the RBOCs. Our lack of ability to pay outstanding invoices to an underlying carrier has forced us to abandon local service in the states of Florida and Kentucky. For the three and six months ended May 31, 2002 sales in this region accounted for approximately 5% and 6%, respectively, of total sales as compared to the approximately 8% and 9%, respectively, for the three and six months ended May 31, 2001.

        Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

  •
  The Company's business strategy with respect to bundled local and long distance services may not succeed.

  •
  Failure to obtain working capital sufficient to carry out our plan.

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

  •
  Inability to manage customer attrition and bad debt expense.

  •
  Adverse change in Company's relationship with third party carriers.

  •
  Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues.

Item 2.    Management's Analysis and Discussion of Financial Condition and Results of Operations

        The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan and the ability to repay the RFC debt by August 15, 2002; (2) our success in selling Essex or substantially all of its assets and the selling price we obtain; (3) our ability to maintain, attract and integrate internal management, technical information and management information systems; (4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) our ability to market its services to current and new customers and generate customer demand for its product and services in the geographical areas in which we can operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and (11) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Overview

        eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, and a full suite of features including items such as three-way calling, call waiting and voice mail. We have built a scalable operating platform that can provision a local phone line, provide dial-tone to our customers, read usage records, rate phone calls for billing purposes, prepare monthly invoices to customers, provide real-time on-line customer support services at our inbound call centers, capture credit and collection data, calculate gross margins for each line and perform any moves, adds, changes and repairs that a customer requests. We utilize universal client technology so that our employees and agents can access our system from any personal computer using any Internet browser.

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

        We believe we can provide competitive service under the UNE-P service offering. We believe UNE-P is the preferable platform for any CLEC to operate under while it is growing and building a customer base. We have designed our OSS to be flexible and scalable so that any company that wants to begin providing local exchange services utilizing UNE-P can rely on our OSS.

        Due to the changing capital environments during 2001 and our inability to obtain sufficient capital to build both a CLEC and an OSS that caters to a UNE-P and resale customer base, we have begun to scale back our operations as a CLEC and we have announced that we are considering third-party offers to purchase our largest CLEC, Essex. The bulk of our debt and accounts payable, approximately $11,300,000 at May 31, 2002, resides in Essex, and we believe the sale of Essex in its entirety, or the sale of the principal assets of Essex, could dramatically improve our balance sheet and our ability to continue as both a CLEC and an OSS provider.

        We believe many CLECs have failed because they did not have sufficient revenues to support the cost of operating the network they built. We also believe other CLECs have failed because they did not have the back-office systems necessary to effectively support customer orders, service delivery, service assurance, billing and collections in an efficient manner. While we have leased networks to avoid the high cost of building a network and have focused our efforts on building our OSS, we have not been able to bring our operations to a breakeven point, and have been struggling with negative working capital for more than one year, while our losses continue. Due to our financial condition, we have been unable to apply funds for effective marketing of customers, and we have been unable to obtain the consent of our lender to the purchase of any customer bases that we have proposed since our acquisition of Telecarrier Services, Inc. in January 2000. To help conserve cash, we have scaled back our telemarketing efforts, which we believe are predictable as to costs and results, and moved to a more cash-efficient agent model, which requires smaller cash expenditures up front, but will make it more difficult to predict the timing of when new customers will sign up for our service.

        As a result of our financial condition, we are exploring alternatives to preserve our OSS. Many of the potential purchasers of all or part of Essex have indicated a desire to utilize our OSS to serve their UNE-P and resale customers. In addition to looking for a purchaser that will license our OSS, we also have been in discussions regarding the licensing of our OSS to companies that are seeking to purchase local access lines, but are not currently a licensed CLEC. We believe there are a significant number of venture capital and other investors that are seeking to capitalize on the availability of local access lines from financially-troubled CLECs that will need a local access platform that can support customer orders, service delivery, service assurance, billing and collections. We hope to be able to provide them with our platform so that we can generate revenues from our OSS. There can be no assurance that we will be successful in generating third-party revenues from our OSS, or that we will be able to satisfactorily dispose of Essex, or one or more of our other subsidiaries on satisfactory terms. Failure to sell Essex or its assets and liabilities on satisfactory terms could cause us to seek to reorganize under applicable bankruptcy laws. Even if we are successful in disposing of Essex, we still may be forced to reorganize under applicable bankruptcy laws.

Six Months Ended May 31, 2002 vs. Six Months Ended May 31, 2001

        Our net revenues for the six-month period ending May 31, 2002 deceased by approximately $1,122,000, or approximately 12%, to approximately $8,176,000 as compared to approximately $9,298,000 reported for the six-month period ending May 31, 2001. This decrease is directly related to a decrease in the number of customers, including our largest customer, and number of access lines that we bill each month. Our agents have been concerned about who will be the new owner of Essex, and they have not been as productive in signing up new accounts for Essex because they want to wait and evaluate any completed transaction. Our limited telemarketing has remained effective in attracting the expected number of new accounts, based upon how many hours we dial. However, as discussed above, our financial condition has not allowed us to spend the marketing dollars we need to obtain new customers to replace the customers that we have lost.

        Our gross profit for the six-month period ending May 31, 2002 decreased by approximately $725,000 to approximately $2,691,000 from approximately $3,417,000 reported for the six-month period ending May 31, 2001, and the gross profit percentage decreased to 32.9% from 36.7% reported in the prior fiscal period. The change in gross profit is attributable to the decrease in our customer base.

        Selling, general and administrative expenses ("SG&A") decreased by approximately $1,668,000, or approximately 25%, to approximately $4,996,000 for the six-month period ending May 31, 2002 from approximately $6,664,000 reported in prior fiscal period. This decrease in expense is directly related to our efforts, started in the second half of fiscal 2001, to implement various cost-cutting measures, which included, among other things, a reduction in staffing of our telemarketing division and reduced spending on our marketing efforts. We continue to evaluate our operations for efficiencies and our employee staffing requirements, and we expect to implement further SG&A expense reductions in the remainder of fiscal 2002.

        Depreciation and amortization expense decreased by approximately $334,000 to approximately $136,000 for the six-month period ending May 31, 2002 from approximately $470,000 reported in the prior fiscal period. The decline is attributed to the impairment charge taken in the fourth quarter of fiscal 2001.

        Interest expense for the six-month period ending May 31, 2002 decreased by approximately $7,000 from the amount reported in the six-month period ending May 31, 2001 primarily due to decreased average borrowings, offset by higher interest rates charged by our primary lender.

        Miscellaneous income for the six-month periods ending May 31, 2002 and 2001 of approximately $641,000 and $834,000, respectively, resulted primarily from the sale of Talk shares.

Three Months Ended May 31, 2002 vs. Three Months Ended May 31, 2001

        Our net revenues for the three-month period ending May 31, 2002 decreased by approximately $1,384,000, or approximately 27%, to approximately $3,701,000 as compared to approximately $5,085,000 reported for the three-month period ending May 31, 2001. As discussed above, the decrease is related to the loss of customers, including our largest customer. In addition, our financial condition has not allowed us to spend the marketing dollars necessary to obtain new customers to replace the customers that we have lost.

        Our gross profit for the three-month period ending May 31, 2002 decreased by approximately $706,000 to approximately $1,246,000 from approximately $1,952,000 reported in the three-month period ending May 31, 2001, and the gross profit percentage decreased to 33.7% from 38.4% reported in the prior fiscal period. The change in gross profit is attributable to the decrease in our customer base.

        SG&A expenses decreased by approximately $894,000, or approximately 26%, to approximately $2,527,000 for the three-month period ending May 31, 2002 from approximately $3,421,000 reported in prior fiscal period. This decrease in expense is directly related to our efforts, started in the second half of fiscal 2001, to implement various cost-cutting measures, which included, among other things, a reduction in staffing of our telemarketing division and reduced spending on our marketing efforts. We continue to evaluate our operations for efficiencies and our employee staffing requirements, and we expect to implement further SG&A expense reductions in the remainder of fiscal 2002. We have closed our network operations center in Norwalk, Connecticut as part of this cost cutting move, and we no longer offer our own digital subscriber line service.

        Depreciation and amortization expense decreased by approximately $162,000 to approximately $82,000 for the three-month period ending May 31, 2002 from approximately $244,000 reported in the prior fiscal period. The decline is attributed to the impairment charge taken in the fourth quarter of fiscal 2001.

        Interest expense for the three-month period ending May 31, 2002 decreased by approximately $20,000 from the amount reported in the three-month period ending May 31, 2001 primarily due to decreased average borrowings, offset by higher interest rates charged by our primary lender.

        Miscellaneous income for the three-month periods ending May 31, 2002 and 2001 of approximately $587,000 and $213,000, respectively, resulted primarily from the sale of Talk shares.

Liquidity and Capital Resources

        At May 31, 2002, we had cash and cash equivalents available of approximately $675,000, and negative working capital of approximately $9,573,000. The negative working capital is due in part to the reclassification of debt with our principal lender on our balance sheet. The full amount of borrowings from the lender, amounting to $2,417,225, was classified as a current liability at May 31, 2002 because of certain covenant violations in our loan agreement.

        Net cash provided by (used in) operating activities aggregated approximately $870,000 and ($2,426,000) in the six-month periods ending May 31, 2002 and 2001, respectively. The principal source of cash in fiscal 2002 was the loss for the period of approximately $2,088,000 offset by the increase in accounts payable and accrued expenses, principally through the delaying of payments to vendors, of approximately $3,008,000. The principal use of cash in fiscal 2001 was the loss for the period of approximately $3,084,000 and an increase in accounts receivable of approximately $1,584,000, offset by an increase in accounts payable of approximately $2,363,000

        Net cash provided by investing activities aggregated approximately $712,000 and $674,000 in the six-month periods ending May 31, 2002 and 2001, respectively. The principal source of cash in fiscal 2002 were the proceeds from the sale of marketable securities of approximately $679,000. The principal sources of cash in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $895,000 and the proceeds from the sale of property of approximately $933,000, offset by the purchase of property and equipment of approximately $1,184,000.

        Net cash (used in) provided by financing activities aggregated approximately ($1,705,000) and $1,723,000 in the six-month periods ending May 31, 2002 and 2001, respectively. In fiscal 2002, net cash used in financing activities resulted from the repayment of short and long-term debt of approximately $1,750,000, which was partially offset by the proceeds from the exercise of stock options of approximately $45,000. In fiscal 2001, net cash provided by financing activities resulted from increased borrowings of approximately $2,006,000, partially offset by a mortgage repayment of approximately $284,000.

        See Note 2. for a discussion of our present situation with our lender, RFC.

        For the six-month period ending May 31, 2002, we had no capital expenditures. We do not expect to make any significant capital expenditures for the remainder of fiscal 2002.

        At May 31, 2002, we owned approximately 345,515 shares of Talk (NASDAQ:TALK). RFC exercised its right to sell 265,000 of these shares in June 2002 without sending us notification. We have the right to purchase approximately 300,000 additional shares of Talk if we exercise a warrant. The warrant exercise price is $2.10 per share and, at May 31, 2002, was not in-the-money, as Talk common stock was trading at approximately $1.84 per share at such date. As of July 15, 2002, the warrants have a value, as the closing price of Talk stock on this date was $3.79. At May 31, 2002, we also owned approximately 280,000 shares of Cordia Corporation (OTCBB:CORG), which shares are "restricted securities," as defined in the Securities Act of 1933, as amended. Such shares became eligible for sale in the public markets, subject to certain limitations, in February 2002.

        The report of the independent auditors on our 2001 financial statements indicates there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that, without the sale of a significant potion of our assets, we must raise up to $5 million to meet the cash requirements needed to continue operations as described previously in the Overview section. Given the current market price of our stock and the current market conditions in the telecom sector, it is doubtful we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. We are thus attempting to divest some of our customer base or one or more of our operating subsidiaries in order to improve our financial condition. The failure to raise the necessary funds to finance our operations will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern. As previously noted, we failed to enter into an agreement by the May 31, 2002 date for the sale of Essex or a significant portion of its assets, and consequently we are in default under our forbearance agreement with RFC. Moreover, our lender has asked for repayment of its entire debt facility by August 15, 2002. Our lender has verbally notified us that it has agreed to an offer from a third party to purchase Essex. We need our lender's approval to sell Essex, or the assets of Essex. We are working to close a transaction that will pay off our lender and various other liabilities. However, we cannot be certain that we will be able to complete a sale or pay off our lender in the time frame allotted to us.

eLEC COMMUNICATIONS CORP.
PART II-OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities
We are currently in default in our loan to RFC as discussed in Item 1 above.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits.
None
(b) Reports on Form 8-K

        During the second quarter of fiscal 2002, we filed a Current Report on Form 8-K reporting that our lender agreed to a two week extension to a forbearance agreement that required us to sell assets in order to pay off our loan.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eLEC COMMUNICATIONS CORP.
Date: July 22, 2002	By:	/s/ PAUL H. RISS Paul H. Riss Chief Executive Officer (Principal Financial and Accounting Officer)

QuickLinks

PART 1. FINANCIAL INFORMATION
eLEC Communications Corp. and Subsidiaries Condensed Consolidated Balance Sheets
eLEC Communications Corp. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
eLEC Communications Corp. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
eLEC COMMUNICATIONS CORP. Notes To Condensed Consolidated Financial Statements (Unaudited)
eLEC COMMUNICATIONS CORP. PART II-OTHER INFORMATION
Signatures