Form 10QSB
period 2002-08-31
ELEC COMMUNICATIONS CORP
filed 2002-10-16
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended August 31, 2002.


                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ______________.

                          Commission file number 0-4465

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
          ( Name of Small Business Issuer as Specified in Its Charter)


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,619,282 shares of Common Stock, par value $.10 per share, as of October 1, 2002.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------


                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                                                   August 31, 2002
                                                                   ---------------
                                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                         $  1,011,375
   Accounts receivable                                                 1,571,929
   Investment securities                                                 107,138
   Other investments                                                     240,000
   Prepaid expenses and other current assets                             316,883
                                                                    ------------
Total current assets                                                   3,247,325

Property, plant  and equipment, net                                    1,936,522

Other assets                                                             297,388
                                                                    ------------
Total assets                                                        $  5,481,235
                                                                    ============

Liabilities and stockholders' equity deficiency
Current liabilities:
  Secured short-term borrowings                                     $    210,347
  Current maturities of long-term debt and capital lease
     obligations                                                         257,559
  Accounts payable and accrued expenses                               12,494,835
  Taxes payable                                                          708,404
                                                                    ------------
Total current liabilities                                             13,671,145
                                                                    ------------
Long-term debt and capital lease obligations, less current
     maturities                                                        1,100,000
                                                                    ------------
Stockholders' equity:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 shares in 2002                                         2
  Common stock $.10 par value, 50,000,000 shares authorized,
    15,619,282 issued in 2002                                          1,561,928
  Capital in excess of par value                                      25,676,342
  Deficit                                                            (36,597,511)
  Treasury stock at cost, 11,000 shares                                  (27,500)

  Accumulated other comprehensive income, unrealized gain on
      securities                                                          96,829
                                                                    ------------
    Total stockholders' equity deficiency                             (9,289,910)
                                                                    ------------
Total liabilities and stockholders' equity                          $  5,481,235
                                                                    ============

See notes to the condensed consolidated financial statements
                   eLEC Communications Corp. and Subsidiaries
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                                   For the Nine Months Ended        For the Three Months Ended
                                                                 Aug. 31, 2002   Aug. 31, 2001    Aug. 31, 2002    Aug.31, 2001
                                                                 -------------   -------------    -------------    ------------
Revenues                                                        $ 11,805,200     $ 14,947,642     $  3,629,517     $  5,649,465
Cost of revenues                                                   7,789,871        9,175,602        2,305,277        3,293,927
                                                                   ---------        ---------        ---------        ---------
Gross profit                                                       4,015,329        5,772,040        1,324,240        2,355,538
                                                                   ---------        ---------        ---------        ---------

Costs and expenses:
   Selling, general and administrative                             7,286,855        9,602,926        2,290,554        2,938,916
   Depreciation and amortization                                     180,546          755,691           44,327          285,397
                                                                     -------          -------           ------          -------
               Total costs and expenses                            7,467,401       10,358,617        2,334,881        3,224,313
                                                                   ---------       ----------        ---------        ---------

Loss from operations                                              (3,452,072)      (4,586,577)      (1,010,641)        (868,775)
                                                                  ----------       ----------       ----------         --------

Other income (expense):
Interest expense                                                    (386,186)        (506,416)         (87,283)        (200,417)
Interest income                                                       16,056           23,508            5,453            9,806
Miscellaneous income, net                                          1,342,618          887,911          701,376           53,440
                                                                   ---------          -------          -------           ------
                                                                     972,488          405,003          619,546         (137,171)
                                                                     -------          -------          -------         --------

Loss from continuing operations                                   (2,479,584)      (4,181,574)        (391,095)      (1,005,946)

Gain from discontinued operations                                         --          112,522               --           21,380
                                                                     -------          -------          -------           ------

Net loss                                                          (2,479,584)      (4,069,052)        (391,095)        (984,566)

Other  comprehensive  income (loss) -
unrealized gain (loss) on marketable
securities                                                            92,258       (1,912,910)          28,910       (1,122,353)
                                                                      ------       ----------           ------       ----------

Comprehensive loss                                              ($ 2,387,326)    ($ 5,981,962)    ($   362,185)    ($ 2,106,919)
                                                                ============     ============     ============     ============

Basic and diluted income (loss) per share
Continuing operations                                           ($      0.16)    ($      0.28)    ($      0.03)    ($      0.07)
Discontinued operations                                                   --              .01               --               --
                                                                ------------     ------------     ------------     ------------
Net loss                                                        ($      0.16)    ($      0.27)    ($      0.03)    ($      0.07)
                                                                ============     ============     ============     ============

Weighted average number of common shares outstanding              15,608,282       15,606,818       14,871,898       14,966,103
                                                                  ==========       ==========       ==========       ==========

See notes to the condensed consolidated financial statements
                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     For the Nine Months Ended
                                                                    Aug. 31, 2002   Aug. 31, 2001
                                                                    -------------   -------------
Net cash provided by (used in) operating activities:                 $ 2,942,305     ($2,897,427)
                                                                     -----------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (1,179,167)
   Proceeds from sale of marketable securities                         1,380,911         992,062
   Proceeds from sale of property                                          4,000         933,238
   Proceeds from agreement to sell subsidiary                             43,662          43,662
                                                                          ------          ------
Net cash provided by investing activities                              1,428,573         789,795
                                                                       ---------         -------

Cash flows from financing activities:
   (Decrease) increase in loans payable to financial institutions     (4,202,119)      2,239,879
   Pay-off of Canadian mortgage                                               --        (283,920)
   Proceeds from exercise of stock options                                45,000              --
                                                                          ------       ---------
Net cash (used in) provided by financing activities                   (4,157,119)      1,955,959
                                                                      ----------       ---------

Increase (decrease) in cash and cash equivalents                         213,759        (151,673)
Cash and cash equivalents at beginning of period                         797,616         509,657
                                                                         -------         -------
Cash and cash equivalents at the end of period                       $ 1,011,375     $   357,984
                                                                     ===========     ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                         $   386,186     $   428,052
                                                                     -----------     -----------


See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2001.

Note 2-Principal Financing Arrangements
---------------------------------------

During the third quarter of fiscal 2002, we paid in full all amounts due to our former lender Textron Financial ("Textron"), formerly known as RFC Capital Corporation, and all collateral securing such loan was released. Our financing arrangements consist of a mortgage loan of $1.1 million due in December 2005, with monthly payments of interest only at the rate of 11% per annum, and no prepayment penalty, and a $150,000 working capital loan to our wholly-owned subsidiary, Telecarrier Services, Inc. ("TSI"), which has filed for relief under Chapter 11 of the United States Bankruptcy Code. See Note 7.

Note 3-Investment Securities
----------------------------

Details as to investment securities at August 31, 2002 are as follows:

                                            Fair             Unrealized
                               Cost        Value            Holding Gain
                               ----        -----            ------------
Equity securities            $10,309      $107,138            $96,829

Our investment securities at August 31, 2002 consisted of 42,515 common shares of Talk America Holdings Inc. ("Talk") valued at $2.52 per share. The Talk shares have been subject to market fluctuations and at October 14, 2002 closed at $2.11 per share.

During the three and nine months ended August 31, 2002, we sold 303,000 and 1,219,900 shares of Talk, respectively, realizing a gain of approximately $697,000 and $1,381,000 for the respective periods. Of the 1,219,900 shares sold during the nine-months ended August 31, 2002, 1,000,000 of such shares were pledged as collateral under our former loan agreement with Textron, the proceeds of which, amounting to approximately $1,141,000, were used to pay down the loan. The gain on the sale of Talk stock is included under the caption "Miscellaneous income, net" on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 4-Major Customer
---------------------

During the three and nine months ended August 31, 2002, no one customer accounted for more than 10% of revenue. During the three and nine months ended August 31, 2001, we had revenue from one customer that accounted for approximately 15% and 17%, respectively, of our revenue.


Note 5-Income Taxes
-------------------

At November 30, 2001, we had net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 expiring in the years 2002 through 2021. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,700,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

As of August 31, 2002, we had an unrealized gain on our ownership of Talk common stock of approximately $97,000. Upon the sale of the Talk stock, our net operating loss will be reduced to the extent of any realized gain on the sale. Accordingly, deferred taxes have not been provided on the unrealized gain.


Note 6-Earnings (Loss) Per Common Share
---------------------------------------

Basic  earnings  (loss) per common  share is  calculated  by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued, unless such inclusion reduced the loss per share. There were no potentially dilutive securities for the three and nine months ended August 31, 2002 and 2001.

Note 7-Petition for Relief Under Chapter 11
-------------------------------------------

On July 29, 2002, (the "Petition Date"), TSI, our wholly-owned subsidiary, which has licenses to resell local and long distance service in three states, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York and was assigned Case No. 02-20379 (ASH). Under Chapter 11, among over things, actions to collect certain claims (liabilities subject to compromise) against TSI in existence prior to the Petition Date are stayed while TSI continues business operations as a Debtor-in-Possession. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts, including equipment leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingent and disputed claims. The actions to collect on or enforce the claim secured by TSI's assets ("Secured Claim") are also stayed, although the holder of such claim has the right to move the court for relief from the stay. The
Secured Claim is secured primarily by a lien on assets. TSI will also incur liabilities for, among other things, goods or services provided to it as Debtor-in-Possession after the Petition Date, as well as costs associated with the reorganization, including fees and expenses of TSI's bankruptcy attorney. At August 31, 2002, the Condensed Balance Sheet and Condensed Statement of Operations of TSI were as follows:


                            Telecarrier Services Inc.
                             (Debtor-in-Possession)
                             Condensed Balance Sheet
                                                             August 31, 2002
                                                             ---------------
                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                  $   360,100
   Prepaid expenses and other current assets                       2,688
                                                                   -----
Total current assets                                             362,788
                                                                 -------

Intercompany receivable                                          225,092
Allowance for doubtful collection                               (225,092)
                                                                --------
Net intercompany receivable                                           --
                                                                --------
Total assets                                                 $   362,788
                                                             ===========

Liabilities and stockholders' equity deficiency
Liabilities not subject to compromise
Current liabilities:
    Accounts  payable                                        $     1,072
    Secured borrowings                                           150,000
                                                                 -------
Total current liabilities                                        151,072
                                                                 -------
Liabilities subject to compromise
  Accounts payable                                               645,551
  Accrued expenses                                               103,249
                                                                 -------
Total liabilities subject to compromise                          748,800
                                                                 -------
Total liabilities                                                899,872
                                                                 -------

Stockholders' equity:
  Common stock                                                     4,000
  Capital in excess of par value                               1,578,686
  Deficit                                                     (2,119,770)
                                                              ----------
    Total stockholders' equity deficiency                       (537,084)
                                                                --------
Total liabilities and stockholders' deficiency               $   362,788
                                                             ===========


                            Telecarrier Services Inc.
                             (Debtor-in-Possession)
                        Condensed Statement of Operations
                    For the Nine Months Ended August 31, 2002
                                   (Unaudited)


Revenues                                   $      --
Cost of revenues                                  --
                                           ---------
Gross profit                                      --
                                           ---------

Costs and expenses:
   Selling, general and administrative       229,272
   Reorganization costs                       75,000
   Depreciation and amortization               7,100
                                           ---------
               Total costs and expenses      311,372
                                           ---------

Loss from operations                        (311,372)
                                            --------

Other (expense):
Interest expense                              (7,268)
Miscellaneous expense                        (32,973)
                                             -------
                                             (40,241)
                                             -------
Net loss                                   ($351,613)
                                           =========

Note 8-Subsequent Events
------------------------

On September  3, 2002,  we entered into a  definitive  purchase  agreement  (the
"Agreement") to sell substantially all of the assets of our wholly-owned subsidiary, Essex Communications, Inc. ("Essex"), to Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, in exchange for $5.00 and the assumption by EAC of certain liabilities of Essex, which amounted to approximately $9,800,000 at September 3, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. In addition, EAC has agreed to fund, at its option, and manage the operations of Essex pursuant to an interim consulting and funding agreement, until the transaction closes. Upon the closing of the transaction, EAC will reimburse us $270,000 in respect of amounts previously paid by us under a guarantee agreement to Essex's former lender. This reimbursement will allow us to continue operations of our remaining telecommunications subsidiaries, subject to our receipt of additional accounts receivable financing. In the third quarter of fiscal 2002, Essex represented approximately 97% of our total revenues. However, since September 3, 2002, we have not been selling access lines or marketing services to EAC or Essex.
Instead, we have been selling access lines and adding customers to our newly-licensed CLEC, New Rochelle Telephone Corp. ("NRTC"). If the sale occurs as described in the Agreement, it will result in a substantial gain. The closing of the transaction is subject to receipt of, among other things, applicable shareholder and regulatory approvals and must be completed by December 31, 2002. If the transaction fails to close for reasons other than a material uncured breach of the Agreement by EAC, then Essex will be obligated to pay EAC as liquidated damages the sum of $1,000,000 in cash and to sell to EAC all customer lines in the State of New York at a cost of $50 per line.

Terms of the proposed sale are described in our proxy statement dated October 9, 2002, a copy of which has been filed with the Securities and Exchange Commission.

Note 9-Risks and Uncertainties
------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe there are less desirable suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory agreements that govern the rates we are to be charged. In light of the foregoing, it is reasonably possible that the loss of these relationships with the RBOCs or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on our ability to conduct our telecommunications business.

In certain states, Essex has been billed for certain amounts from the RBOCs that are in dispute. We believe that the related invoicing of taxes, subscriber line charges, other fees and features are not in accordance with the agreements negotiated with the RBOCs. At August 31, 2002, Essex had not paid for and had not accrued approximately $3,000,000 of such disputed amounts. We believe the majority of these disputes will be resolved in conjunction with the negotiations to sell certain assets of Essex to EAC.

As of August 31, 2002, we reflected undisputed liabilities of Essex to the RBOCs of approximately $8,900,000, substantially all of which were past due. Essex has an understanding with the RBOC that provides Essex with the most services to continue to provide service to Essex's customers, as long as Essex is making payments for its current invoices and certain progress payments toward the past due amounts. Such agreement is designed to allow Essex to continue operations until the anticipated closing of the sale of certain assets to EAC. If Essex is unable to make these payments, it would put Essex at risk to lose the underlying services that are being provided by the RBOC. Essex's lack of ability to pay outstanding invoices to an underlying carrier has forced it to abandon local service in the states of Florida and Kentucky. For the three and nine months ended August 31, 2002, sales in this region accounted for approximately 4% and 5%, respectively, of total sales as compared to approximately 5% and 7%, respectively, for the three and nine months ended August 31, 2001.

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

     - Our business strategy with respect to bundled local and long distance services may not succeed.

     - Failure to obtain working capital financing sufficient to carry out our plan.

     - Failure to manage, or difficulties in managing, our growth, operations or restructurings, including attracting and retaining qualified personnel and opening up new territories for our service with favorable gross margins.

     - Dependence on the availability or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services.

     -    Increased price competition in local and long distance service.

     -    Failure or interruption in our network and information systems.

     -    Changes in government policy, regulation and enforcement.

     - Failure of our collection management system and credit controls efforts for customers.

     -    Inability to adapt to technological change.

     -    Competition in the telecommunications industry.

     -    Inability to manage customer attrition and bad debt expense.

     -    Adverse change in our relationship with third party carriers.

     - Failure or bankruptcy of other telecommunications companies upon whom we rely for services and revenues.

Item 2. Management's  Analysis and Discussion of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business; (2) our success in selling Essex or substantially all of its assets and the selling price we obtain; (3) our ability to maintain, attract and integrate internal management, technical information and management information systems; (4) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (5) our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we can operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the impact of changes in telecommunication laws and regulations; (10) the intensity of competition; and (11) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Overview

eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, and a full suite of features, including items such as three-way calling, call waiting and voice mail. We have built a scalable operating platform that can provision a local telephone line, provide dial-tone to our customers, read usage records, rate telephone calls for billing purposes, prepare monthly invoices to customers, provide real-time on-line customer support services at our inbound call centers, capture credit and collection data, calculate gross margins for each line and perform any moves, adds, changes and repairs that a customer requests. We utilize universal client technology so that our employees and agents can access our system from any personal computer using any Internet browser.

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

When we lease lines from an ILEC, we use the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so we can provide local dial tone service to our customers. We are capable of providing virtually all of the same additional voice services provided by any ILEC, such as three-way calling, call waiting, call forwarding and caller ID. We sell all our services at a fee that is at least ten percent less than the rate charged by the ILEC. We typically sell our business customers the identical service they were buying from the ILEC so our customers see a savings on their telephone bills when they change to our service. We are currently marketing to residential users a selection of three flat rate plans that allow them to have access to numerous calling features for a fixed monthly price.

We believe we can provide competitive service under the UNE-P service offering. We believe UNE-P is the preferable platform under which any CLEC should operate while it is growing and building a customer base. We have designed our OSS to be flexible and scalable so that any company that wants to begin providing local exchange services utilizing UNE-P can rely on our OSS.

Due to the changing capital environments during 2001 and our inability to obtain sufficient capital to build both a CLEC and an OSS for a UNE-P and resale customer base, we have been forced to scale back our operations as a CLEC and have entered into an asset purchase agreement with EAC to sell most of the assets of Essex to EAC. The sale includes the assumption by EAC of liabilities of Essex of approximately $9,800,000 at August 31, 2002. We have distributed a proxy statement to our shareholders in conjunction with such proposed sale seeking shareholder approval of the proposed sale.

We believe many CLECs have failed because they did not have sufficient revenues to support the cost of operating the network they built. We also believe other CLECs have failed because they did not have the back-office systems necessary to effectively support customer orders, service delivery, service assurance, billing and collections in an efficient manner. While we have leased networks to avoid the high cost of building a network and have focused our efforts on building our OSS, we have not been able to bring our operations to a breakeven point, and have been struggling with negative working capital for more than one year, while our losses continue. Due to our financial condition, we have been unable to apply funds for effective marketing to customers, and, prior to August 31, 2002, we had been unable to obtain the consent of our former lender to the purchase of any customer bases that would have helped us obtain enough customers to reach a breakeven level. To help conserve cash, we have scaled back our telemarketing efforts, which we believe are predictable as to costs and results, and moved to a more cash-efficient agent model, which requires smaller cash expenditures up front, but will make it more difficult to predict the timing of when new customers will sign up for our service.

As a result of our financial condition, we are exploring alternatives to preserve and generate additional revenues from our OSS. EAC will utilize our OSS at least until February 2003, to manage and service the customers that it has agreed to purchase from us. We also have been in discussions regarding the licensing of our OSS to companies that are seeking to purchase local access lines, but are not currently a licensed CLEC. We hope to be able to use our billing platform to generate revenues from our OSS. There can be no assurance that we will be successful in generating third-party revenues from our OSS, or that we will be able to satisfactorily dispose of Essex, or one or more of our other subsidiaries, on satisfactory terms. Failure to sell Essex or its assets and liabilities on satisfactory terms could cause us to seek to reorganize under applicable bankruptcy laws. Even if we are successful in disposing of Essex, we still may be forced to reorganize under applicable bankruptcy laws.



Nine Months Ended August 31, 2002 vs. Nine Months Ended August 31, 2001
-----------------------------------------------------------------------

Our net revenues for the nine-month period ending August 31, 2002 decreased by approximately $3,143,000, or approximately 21%, to approximately $11,805,000 as compared to approximately $14,948,000 reported for the nine-month period ending August 31, 2001. This decrease was directly related to a decrease in the number of our customers, including the loss of our largest customer, and the number of access lines that we bill each month. If we sell the assets of Essex by December

31, 2002 as we expect to do, we estimate that our revenues for our first quarter of fiscal 2003 will likely decline by over 90%. In the third quarter of fiscal 2002, Essex represented approximately 97% of our total revenues. However, from the date we executed the agreement with EAC to sell the assets of Essex, we have been selling access lines and adding customers through our newly-licensed CLEC, NRTC, and we plan to telemarket and use agents to add customers in that subsidiary, as we attempt to rebuild our customer base and grow our business. Our limited telemarketing has remained effective in attracting the expected number of new accounts, based upon the number of hours we dial. Currently, we are not telemarketing for EAC or for Essex, and we anticipate that we will only be telemarketing to add new accounts for NRTC.

Our gross profit for the nine-month period ending August 31, 2002 decreased by approximately $1,757,000 to approximately $4,015,000 from approximately $5,772,000 reported for the nine-month period ending August 31, 2001, and our gross profit percentage decreased to 34.0% from 38.6% reported in the prior fiscal period. The change in gross profit is attributable to the decrease in our customer base. The reduction in gross profit percentage in comparison to the prior year period is due to our inability to obtain credits from the RBOCs for billing disputes.

Selling, general and administrative expenses ("SG&A") decreased by approximately $2,316,000, or approximately 24%, to approximately $7,287,000 for the nine-month period ending August 31, 2002 from approximately $9,603,000 reported in prior fiscal period. This decrease in expense is directly related to our efforts, started in the second half of fiscal 2001, to implement various cost-cutting measures, which included, among other things, a reduction in staffing in all areas of our operations and reduced spending on our marketing efforts. We have closed our network operations center in Norwalk, Connecticut as part of this cost cutting move, and we no longer offer our own digital subscriber line service. We continue to evaluate our operations for efficiencies and our employee staffing requirements, and we expect to implement further SG&A expense reductions in the remainder of fiscal 2002.

Depreciation and amortization expense decreased by approximately $575,000 to approximately $181,000 for the nine-month period ending August 31, 2002 from approximately $756,000 reported in the prior fiscal period. The decrease is attributed to the impairment charge taken for certain long-lived assets in the fourth quarter of fiscal 2001.

Interest expense for the nine-month period ending August 31, 2002 decreased by approximately $120,000 to approximately $386,000 from approximately $506,000 reported in prior fiscal period primarily due to decreased average borrowings, offset by higher interest rates charged by our former lender.

Miscellaneous income for the nine-month periods ending August 31, 2002 and 2001 of approximately $1,343,000 and $888,000, respectively, resulted primarily from the sale of Talk shares.

Three Months Ended August 31, 2002 vs. Three Months Ended August 31, 2001
-------------------------------------------------------------------------

Our net revenues for the three-month period ending August 31, 2002 decreased by approximately $2,019,000, or approximately 36%, to approximately $3,630,000 as compared to approximately $5,649,000 reported for the three-month period ending August 31, 2001. As discussed above, the decrease is related to the loss of customers, including our largest customer. In addition, our financial condition has not allowed us to spend the marketing dollars necessary to obtain new customers to replace the customers we have lost.

Our gross profit for the three-month period ending August 31, 2002 decreased by approximately $1,032,000 to approximately $1,324,000 from approximately $2,356,000 reported in the three-month period ending August 31, 2001, and our gross profit percentage decreased to 36.5% from 41.7% reported in the prior fiscal period. The change in gross profit is attributable to the decrease in our customer base. The reduction in gross profit percentage in comparison to the prior year period is due to our inability to obtain credits from the RBOCs for billing disputes.

SG&A expenses decreased by approximately $648,000, or approximately 22%, to approximately $2,291,000 for the three-month period ending August 31, 2002 from approximately $2,939,000 reported in the prior fiscal period. This decrease in expense is directly related to our efforts, started in the second half of fiscal 2001, to implement various cost-cutting measures, which included, among other things, a reduction in staffing of our telemarketing division and reduced spending on our marketing efforts. As discussed above, we continue to evaluate our operations for efficiencies and our employee staffing requirements, and we expect to implement further SG&A expense reductions in the remainder of fiscal 2002

Depreciation and amortization expense decreased by approximately $241,000 to approximately $44,000 for the three-month period ending August 31, 2002 from approximately $285,000 reported in the prior fiscal period. The decrease is attributed to the impairment charge taken for certain long-lived assets in the fourth quarter of fiscal 2001.

Interest expense for the three-month period ending August 31, 2002 decreased by approximately $113,000 to approximately $87,000 from approximately $200,000 reported in the three-month period ending August 31, 2001 primarily due to decreased average borrowings, offset by higher interest rates charged by our former lender.

Miscellaneous income for the three-month periods ending August 31, 2002 and 2001 of approximately $701,000 and $53,000, respectively, resulted primarily from the sale of Talk shares.

Liquidity and Capital Resources
-------------------------------

At August 31, 2002, we had cash and cash equivalents available of approximately $1,011,000, and negative working capital of approximately $10,424,000. Approximately $360,000 of our cash balances are contained in TSI, our subsidiary that is currently operating as a Debtor-in-Possession. The negative working capital is due to our cumulative losses over the last several years and our lack of a long-term debt facility to fund our operations. A long-term debt facility from prior years was paid in full in August 2002. Our lack of a long-term credit facility to fund our current liabilities has caused our current liabilities to be significantly higher than in prior years.

Net cash provided by (used in) operating activities aggregated approximately $2,942,000 and ($2,897,000) in the nine-month periods ending August 31, 2002 and 2001, respectively. The principal source of cash in fiscal 2002 was the loss for the period of approximately $2,480,000, offset by the increase in accounts payable and accrued expenses, principally through the delaying of payments to vendors, of approximately $4,978,000. The principal use of cash in fiscal 2001 was the loss for the period of approximately $4,069,000 and an increase in accounts receivable of approximately $1,685,000, offset by an increase in accounts payable of approximately $2,593,000

Net cash provided by investing activities aggregated approximately $1,429,000 and $790,000 in the nine-month periods ending August 31, 2002 and 2001, respectively. The principal source of cash in fiscal 2002 was the proceeds from the sale of marketable securities of approximately $1,381,000. The principal sources of cash in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $992,000 and the proceeds from the sale of property of approximately $933,000, offset by the purchase of property and equipment of approximately $1,179,000.

Net cash (used in) provided by financing activities aggregated approximately ($4,157,000) and $1,956,000 in the nine-month periods ending August 31, 2002 and 2001, respectively. In fiscal 2002, net cash used in financing activities resulted from the repayment of short and long-term debt of approximately $4,202,000, which was partially offset by the proceeds from the exercise of stock options of approximately $45,000. In fiscal 2001, net cash provided by financing activities resulted from increased borrowings of approximately $2,240,000, partially offset by a mortgage repayment of approximately $284,000.

For  the   nine-month   period  ending  August  31,  2002,  we  had  no  capital
expenditures. We do not expect to make any significant capital expenditures in the remainder of fiscal 2002 or in fiscal 2003.

At August 31, 2002, we owned approximately 42,515 shares of Talk (NASDAQ:TALK). We have the right to purchase 285,714 additional shares of Talk for $2.10 per share under the terms of a warrant that expires in August 2005. At October 14, 2002, Talk common stock was trading at $2.11 per share. At August 31, 2002, we also owned approximately 270,000 shares of Cordia Corporation (OTCBB:CORG), of which 223,000 shares are "restricted securities," as defined in the Securities Act of 1933, as amended. Such shares became eligible for sale in the public markets, subject to certain limitations, in February 2002.

The report of the independent auditors on our 2001 financial statements indicates there is substantial doubt about the Company's ability to continue as a going concern. Management anticipates that, without the sale of a significant potion of our assets, we must raise at least $5 million to meet the cash requirements needed to continue operations as described previously in the Overview section. Given the current market price of our stock and the current market conditions in the telecom sector, it is doubtful we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. We therefore believe the best alternative is to divest most of our assets of Essex to EAC, and our board of directors has recommended to shareholders that they vote to approve such divestiture. Although EAC will attempt to negotiate lower payment amounts with our creditors, and has already done so with several creditors, this divestiture will relieve us of
approximately   $9.8  million  of  liabilities  in  exchange  for  the  sale  of approximately 20,000 customer lines, plus the related licenses, accounts receivable and cash balances in Essex. Our failure to complete this transaction with EAC will most likely require us to file for bankruptcy protection from our creditors and may lead to the eventual cessation of our business operations.

We are currently working to rebuild our customer base in NRTC, another CLEC that we own. In order to succeed in our business model, we will require accounts receivable financing from a conventional lender to fund the growth of this subsidiary. Our failure to obtain such financing or to otherwise raise the funds necessary to finance our operations will have an adverse effect on our ability to carry out our business plan. Our inability to carry out this plan will likely result in the continuance of unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern.

Item 3.  Controls and Procedures
--------------------------------

          (a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

          (b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            PART II-OTHER INFORMATION
                            -------------------------

Item 5.  Other Information
--------------------------

We intend to hold an annual meeting of shareholders during the month of May, 2003. Proposals of shareholders intended for presentation at that annual meeting and intended to be included in our proxy statement and form of proxy for that meeting must be received at our executive offices by February 1, 2003.


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

(a)      Exhibits.
                         None

(b)      Reports on Form 8-K

               During  the  third  quarter  of fiscal  2002,  we filed a Current
          Report on Form 8-K reporting that our wholly-owned subsidiary, Telecarrier Services, Inc, filed, on July 29, 2002, a voluntary petition for protection under Chapter 11 of the federal bankruptcy laws with the United States Bankruptcy Court for the Southern District of New York.

               On September 3, 2002, we filed a Current Report on Form 8-K reporting that we entered in a definitive purchase agreement, dated September 3, 2002, to sell substantially all of the assets of our wholly-owned subsidiary, Essex Communications, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 eLEC Communications Corp.



Date  October 15, 2002                           By: /s/ Paul H. Riss
                                                     -------------------------
                                                     Paul H. Riss
                                                     Chief Executive Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

                                 Certifications


     I, Paul H. Riss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eLEC Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002

                                          /s/ Paul H. Riss
                                          ------------------------------------
                                          Paul H. Riss
                                          Chief Executive Officer and Principal
                                          Financial and Accounting Officer