Form 10KSB
period 2002-11-30
ELEC COMMUNICATIONS CORP
filed 2003-03-03
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25


                                                  Commission File Number: 0-4465


 (Check One): |X| Form 10-KSB |_| Form 11-K |_| Form 20-F |_| Form 10-QSB |_| Form N-SAR
         For Period Ended:        November 30, 2002
                           -----------------------------------------------------

|_| Transition Report on Form 10-K |_| Transition Report on Form 10-Q
|_| Transition Report on Form 20-F |_| Transition Report on Form N-SAR
|_| Transition Report on Form 11-K
         For the Transition Period Ended:
                                           -------------------------------------

  Read attached instruction sheet before preparing form. Please print or type.


         Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

         If the notification related to a portion of the filing check above, identify the item(s) to which the notification relates:
                                                       -------------------------

--------------------------------------------------------------------------------

                                     PART I
                             REGISTRANT INFORMATION

Full name of registrant eLEC COMMUNICATIONS CORP.
                        --------------------------------------------------------

Former name if applicable

--------------------------------------------------------------------------------


Address of principal executive office (Street and number)
                                 543 Main Street
--------------------------------------------------------------------------------

City, state and zip code         New Rochelle, New York  10801
                         -------------------------------------------------------

217400
Part II

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed: (Check appropriate box.)

     |X| (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

     |X| (b) The subject annual report on Form 10-KSB will be filed on or before the fifteenth calendar day following the prescribed due date;

     |_| (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


Part III

     State below in reasonable detail the reasons why Form 10-KSB could not be filed within the prescribed period.

          The preparation of our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 was delayed due to our inability to obtain from third parties certain information necessary for us to complete our financial reporting.

          As a result of the foregoing, our Annual Report on Form 10-KSB for the year ended November 30, 2002 will be filed on before March 15, 2003, which is within the extension period provided under Rule 12b-25.


Part IV

     (1) Name and telephone number of person to contact in regard to this notification.

                         Eric M. Hellige     (212) 421-4100
                         ----------------------------------

     (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding twelve months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify such reports.

                           Yes |X|                   No |_|

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                           Yes |X|                   No |_|


     Revenues for fiscal 2002 decreased by approximately $5,451,000, or approximately 28%, to approximately $14,242,000 as compared to approximately $19,693,000 reported in fiscal 2001. The decrease in revenue is directly attributable to the decrease in the number of customers of Essex Communications, Inc., our primary operating subsidiary, including its largest customer, and the number of access lines it billed each month.

     Our gross profit in fiscal 2002 decreased by approximately $1,887,000, or approximately 26%, to approximately $5,266,000 from approximately $7,153,000 reported if fiscal 2001 while our gross profit percentage remained approximately the same, 36%. The reduction in gross profit is attributable to the reduction in our customer base.

     Our selling, general and administrative ("SG&A") expenses decreased by approximately $4,477,000, or approximately 32%, to approximately $9,486,000 as compared to approximately $13,963,000 reported in fiscal 2001. The decrease is directly attributable to various cost cutting measures, which included, among other things, a reduction in staffing in all areas of our operations and reduced spending on our marketing efforts.

     In fiscal 2001, we recorded a loss on impairment of assets in the amount of approximately $4,707,000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". No loss on impairment of assets was recorded in fiscal 2002.

     Interest expense decreased by approximately $303,000 to approximately $437,000 from approximately $740,000 reported in fiscal 2001 primarily due to lower average borrowing caused by the payback of, and eventual termination of, our credit facility in August 2002.

     We anticipate a loss of approximately $3,319,000, as compared to a loss in fiscal 2001 of approximately $12,374,000

     The foregoing preliminary results of operations are unaudited and are subject to adjustment based upon the completion of an audit by the Company's independent accountants.

     eLEC COMMUNICATIONS CORP. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 28, 2002                          By:    /s/Paul H. Riss
                                                         -----------------------
                                                  Name:  Paul H. Riss
                                                  Title: Chief Executive Officer