Form 10KSB
ELEC COMMUNICATIONS CORP
filed 2003-03-17
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.

                           Commission File No. 0-4465
                            eLEC COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its charter)

              New York                                    13-2511270
  (State or other jurisdiction                 (IRS employer identification no.)
of incorporation or organization)

   543 Main Street, New Rochelle, New York                    10801
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (914) 633-6500.
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State Issuer's revenue for its most recent fiscal year:  $14,242,079

As of February 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $664,813.

As of February 28, 2003, there were 15,619,282 shares outstanding of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Controls and Procedures

      The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan; (2) the impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations; (3) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (4) our ability to maintain, attract and integrate internal management, technical information and management information systems; (5) our ability to market its services to current and new customers and generate customer demand for its product and services in the geographical areas in which we operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the intensity of competition; and (10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

      In this Annual Report on Form 10-KSB, we will refer to eLEC Communications Corp., a New York corporation, as "eLEC," the "Company," "we," "us," and "our."

Item 1. - Description of Business

Overview

      eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and a full suite of local features and calling plans. We have built a scalable operating platform that can provision a local telephone line, provide dial-tone to our customers, read usage records, rate telephone calls for billing purposes, prepare monthly invoices to customers, provide real-time on-line customer support services at our inbound call centers, capture credit and collection data, calculate gross margins for each line and perform any moves, adds, changes and repairs that a customer requests. We utilize universal client technology that enables our employees and agents to access our system from any PC using any Internet browser.

      We believe that the Telecommunications Act of 1996 (the "Telecommunications Act"), which opened the local exchange market to competition, has created an attractive opportunity for CLECs. Like most CLECs, our entry in this industry was dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of the incumbent local exchange carriers ("ILECs") that are necessary to provide local telephone service in a cost-effective manner. This aspect of the Telecommunications Act is referred to as "unbundling" the ILEC networks, and allows us to lease unbundled network elements on an as-needed basis and provide such elements to our customers at a lower cost than that which the ILEC is charging.

      Although we believe the opportunity for CLECs is attractive, it is also challenging. We must contend with federal and state government regulators, rapidly changing technologies, incumbent carriers that are better staffed and capitalized than us and real-time business partners that also carry our customer's telephone call, whether it is local, long distance or international. At the same time that we are managing these challenges, we also must provide connectivity, superior customer service and a culture of continuous improvement. Because of the complexity of the business, we have focused our energies on simplifying our working environment and improving performance through automation.

      Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We invested our capital in our Operations Support System ("OSS") to support our customers and we lease facilities on an as-needed basis from ILECs while we build our customer base. After we have obtained a substantial geographical concentration of customers, we will make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be very flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy and have enabled us to better utilize our limited capital.

      When we lease lines from an ILEC, we use the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so that we can provide local dial tone service to our customers. We are capable of providing virtually all of the same additional voice services provided by any ILEC, such as three-way calling, call waiting, call forwarding and caller ID. We sell our services at a fee that is at least 10% and as much as 25% less than the rate charged by the ILEC. We also offer a bundled package of local and regional calling minutes with popular voice service features.

             We believe UNE-P is the preferable platform for any CLEC to operate under while it is growing and building a customer base. We have designed our OSS to be flexible and scalable so that any company that wants to begin providing local exchange services utilizing UNE-P can rely on our OSS. UNE-P has substantial value because it allows a CLEC to provide service with significantly lower capital requirements than either fiber-based or wireless systems, and to offer services to a broader customer base more quickly and at a lower price. The ability to rapidly provision accounts and to deliver reliable service at a lower price than offered by the ILECs should provide us with certain competitive advantages as we market our services to small business and residential customers. Recently, several ILECs have petitioned the Federal Communications Commission ("FCC") to make changes to regulatory requirements for the UNE-P service offering. These ILECs have attempted to lobby the FCC and state public utility commissions to impose certain restrictions on certain individual network elements that would destroy the competitive value of the UNE-P. If the ILECs succeed in their lobbying efforts, it is likely the resulting amendments to the existing UNE-P structure will significantly harm our operations and gross margins.

      In March 2002, UNE-P became more valuable to us when the costs charged to us for providing local voice services on the UNE-P service offering in New York State were lowered. We believe current rates are also very attractive in New Jersey and Pennsylvania. Our original CLEC business, built in our wholly-owned subsidiary, Essex Communications, Inc. ("Essex"), began as a reseller with approximately 10% gross margins. This subsidiary was unable to operate profitably and we sold the Essex customer base and related assets on December 31, 2002. Another CLEC subsidiary that we own, Telecarrier Services, Inc. ("Telecarrier"), is operating under the protection of Chapter 11 of the Federal Bankruptcy Code. As with Essex, Telecarrier began as a reseller and was unable to operate profitably. Our primary operating CLEC, New Rochelle Telephone Corp. ("NRTC"), is selling services in New York State only, and is currently achieving gross margins of approximately 45%. As a start-up CLEC, NRTC is not yet profitable. If we are able to obtain an appropriate working capital facility, we project NRTC will be able to reach a breakeven level this year. However, there can be no assurance that this will occur, nor can there be any assurance we will be able to obtain the financing we are seeking. Failure to reach a breakeven level in our operations could cause us to seek to reorganize under applicable bankruptcy laws.

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

      We commenced operations in the telecommunications industry in fiscal 1998 by acquiring Essex, a newly-formed CLEC formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.

      Due to our increased focus on developing a full suite of telecommunications services, and the significant decrease in luggage division sales, our Board of Directors decided in July 1999 to divest the Company's luggage division, and we sold the assets of our U.S. luggage operations in August 1999.

      In January 2000, we acquired Telecarrier, a New Jersey-based CLEC that operated as a CLEC in the states of Massachusetts, New Jersey, New York and Rhode Island and provided long distance service in 13 states. Although most of Telecarrier's operations were merged into Essex after the acquisition was completed, we maintained several licenses in Telecarrier, and we are now operating Telecarrier to sell telephone services in New York and New Jersey. On July 29, 2002, Telecarrier filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Telecarrier is currently operating in bankruptcy.

      In October 2000, we acquired Line One, Inc. ("Line One"), a telemarketing firm with approximately 70 seats. Line One became our internal marketing engine for our telemarketing channel, which contacts small businesses and offers our telecommunications services. We believe telemarketing is a particularly effective marketing strategy to utilize because of the ubiquitous reach that the UNE-P service offering gives us. Line One has also managed third-party telemarketing firms that we have retained. Due to our limited financial resources, at February 28, 2003, we were only telemarketing with 15 seats.

     On September 3, 2002, we entered into a definitive purchase agreement to sell certain of the assets of Essex to Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"). The sale to EAC was completed on December 31, 2002. EAC purchased selected assets and assumed certain liabilities in conjunction with this transaction. Such amounts are segregated on our November 30, 2002 balance sheet and designated as "assets held for sale," which amounted to $1,102,103, and "liabilities assumed in sale," which amounted to $10,081,382. The transfer of these assets and liabilities to EAC allowed us to continue in the local exchange business and allowed us to begin selling local and long distance telephone services through NRTC. As the creditors of Essex did not consent to the assignment of their claims or receivables, Essex will remain liable for substantially all the obligations assumed in the sale until such time as they are paid. The June 30, 2002 unaudited financial statements of Biz indicate that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicate that there is significant uncertainty as to the ability of Biz and its subsidiaries to repay the obligations assumed from Essex. Accordingly, Essex will not record any gain until it is released from the assumed obligations.

eLEC's Telecommunications Services

      We tailor our service offerings to meet the specific needs of small business and residential customers in our target markets. We primarily market our services through three different distribution channels. We use an in-house telemarketing staff to attract small-business accounts (typically less than five telephone lines for each account), we use third-party telemarketers to attract small business and residential accounts (typically less than five telephone lines for each account), and we use agents and direct marketing to attract small business and residential accounts (typically one to 20 lines in size for each account). Based upon feedback received from our customers and analysis of the types of services the entities in each of these groups typically utilize, we tailor a basic telecommunications service package, which can be promptly adjusted to the specific needs of individual customers. We creatively package our services to provide "one-stop shopping" solutions for our customers, so that they can purchase directly from us all of their communications requirements. Listed below are the basic categories of services that we offer:

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

      o Long Distance. In addition to our local telephone service, we offer long distance services as part of a bundled product to customers through agreements we have with a national long distance carrier. The long distance services include domestic service, such as interLATA, which are calls that pass from one "Local Access and Transport Area" or "LATA" to another LATA, and intraLATA, which are calls that stay within the LATA in which they originated, but are beyond the distance limits of the local calling plan. Our services also include toll-free services (800, 888, 877, 866), calling card and other enhanced services.

      o International Calling. While we offer international calling, our typical customer does not place a significant number of international calls. Most telephone companies experience a higher bad debt percentage on international calling than on local services. We believe there are marketing opportunities in those cases in which we can offer low international calling rates to particular countries and simultaneously attract more local telephone customers. To reduce the risk of bad debt exposure, however, we have installed a switch with a debit card platform in our Orlando facility that can take a prepayment from a customer when the customer accesses the system and places an international call. No pin or account numbers are required as the system recognizes the telephone number from which the call is initiated, including any cell phone number that the customer programs into the system. Calls must originate in the United States and can be made to any destination in the world.

      o Internet and Data Services. We offer dedicated data lines including ISDN, T1 and higher speed dedicated connections. In addition, we are considering various programs to resell DSL and Internet services as a commissioned agent. We do not plan to offer our own DSL in the near future, nor do we plan to provide provisioning or customer service for such a product.

Business Strategy

      Our goal is to use our internally developed systems and processes to operate as a premiere UNE-P focused integrated communications provider. We intend to take advantage of the UNE-P service offering in states in which the rates allow a CLEC to obtain an appropriate gross margin, such as New York and Pennsylvania, and in New Jersey, where there has recently been a significant reduction in the cost of leasing a port and a loop.

      We are taking the following actions to achieve our goal of being a profitable UNE-P CLEC:

      o Target Small-Business and Residential Customers. We focus our CLEC sales efforts for local and long distance services on small business and residential consumers having one to 20 local access lines in any one location. We have elected to focus on this segment because of our ability to obtain under the UNE-P platform ample gross margins on the services provided to these customers. We also believe that, as compared to larger businesses, the ILECs and facilities-first CLECs may be less likely to apply significant resources to obtaining or retaining these customers. We expect to attract and retain these customers through telemarketers and agents, by offering bundled local and long distance services, as well as enhanced telecommunication services, at competitive long distance rates, by responsive customer service and support and by offering new and innovative products.

      o Rapidly Deploy New Customers. As a CLEC, we intend to take advantage of our ability to rapidly provision new accounts in our existing service areas, and to rapidly enter new service areas because of our low capital requirements to enter new states. Our choice of states on which to focus will depend on several factors, such as the population in the state, our ability to utilize the UNE-P service offering and the potential gross margin percentage we can achieve in that particular state.

      o Achieve Market Share with Competitive Pricing. We always price our CLEC services at a discount to the same services provided by an ILEC. We can ascertain the prices the ILECs charge because we have access to the rates they have filed with the various state public service commissions, and we typically review the telephone bill of a potential customer before switching it to our network to compare the prices it was paying and any contractual obligations to which it was subject. We anticipate that some ILECs may reduce their prices as increased competition begins to erode their market share. We believe, however, that we will be able to compete as prices decrease because of our low network costs and because we will be providing a variety of bundled telecommunications services and will not have to rely on price alone to maintain our core customer base.

      o Market in our Own Community. We are taking an active role in the City of New Rochelle, New York so that local businesses and residents will see our principal operating subsidiary, NRTC, as "the local phone company." NRTC operates out of a building we own in the downtown business district of New Rochelle, and many merchants and city officials have expressed appreciation for our presence and investment in the downtown business district. In December 2002, we hosted an open house in the lobby of our building sponsored by the City's Building Improvement District to further publicize our company and to generate more shopping in and awareness of the downtown community. We also have an agent that seeks to obtain local lines by door-to-door marketing in New Rochelle. There are approximately 120,000 local phone lines just in New Rochelle. Our goal is to be able to service at least 10% of those lines.

Competition in the Telecommunications Industry

      The local telecommunications market is a highly competitive environment and is dominated by ILECs. Based upon the geographical locations in which we currently sell services, Verizon is our largest competitor. Verizon has a "win-back" program through which it approaches former customers lost to a CLEC or other competitor in an attempt to have the former customers switch back to its services. Most of our actual and potential competitors, including most of the facilities-first CLECs, have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Furthermore, our established competitors, such as the ILECs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act reduced barriers to entry into the local market, future regulatory decisions could increase the rates that CLECs must pay ILECs for use of ILEC facilities, which would result in lower margins for CLECs and lessen the ability of CLECs to offer consumers a significant percentage savings on their phone bill.

      In addition to competition from ILECs and other CLECs, several other entities currently offer or are capable of offering local service, such as wireless service providers, long distance carriers, cable television companies, electric utilities and microwave carriers. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, can offer single source local and long distance services like those we offer. For example, long distance carriers, such as AT&T Corp., MCI WorldCom and Sprint Corporation, among other carriers, have each begun to offer local telecommunications services in major U.S. markets using the unbundled network elements platform or by reselling the ILECs' services.

      The long distance market, in comparison to the local market, has relatively insignificant barriers to entry and has been populated by numerous entities that compete for the same customers by frequently offering promotional incentives and lower rates. We compete with many such companies that do not offer any service other than long distance, and we compete with established major carriers such as AT&T Corp. and MCI WorldCom. We believe our bundled package of local services and a variety of data services will help us compete in this market. We will also have to maintain high quality and low cost services to compete effectively. In many instances, we must be in a position to reduce our rates to remain competitive. Such reduction could be harmful to us if we do not also provide other services to our long distance customers.

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

Employees

      At February 28, 2003, we employed 65 employees, of whom 59 were employed on a full-time basis and 6 were employed on a part-time basis. We are not subject to any collective bargaining agreement and we believe that our relationship with our employees is good.

Item 2. - Description of Property

      The following table sets forth pertinent facts concerning our material properties at February 28, 2003, all of which are owned or leased by either us or one of our subsidiaries:

Property Owned:

         Location                      Use              Approximate Square Feet
         --------                      ---              -----------------------
543 Main Street             Executive offices; in                 45,000
New Rochelle, NY 10801      bound and out bond call
                            center

      We believe the building we own is in good condition and contains more space than we currently need for our employees. We purchased the property in December 2000, and financed the purchase, in part, with a mortgage in the amount of $1,100,000 that matures on December 4, 2005. Our monthly debt service payments are for interest only and amount to approximately $10,000. Property taxes amount to approximately $48,000 annually. The exterior of the building is steel and wood construction with exterior brick veneer on three sides. The main interior office area is steal columns and beams in an open office configuration.

      We purchased the building with the intention of using it as a 250-person inbound and outbound call center and as our executive offices. At our current level of employees, which totaled 65 at February 28, 2003, the facility is underutilized and we are seeking a tenant to lease unused space in the building. When we consider purchasing property, we have no policy with regard to limitations of the percentages of assets that may be invested in any one investment. Our acquisition strategy is dependent on price, property carrying costs and the corresponding rental rates available to us for facilities that are of an appropriate size for our current and future needs. Our acquisition of this asset was for projected operating usage and to save money on rental expense, and was not for possible capital gain or to generate additional ordinary income.

      We have no proposed improvement program for this property and do intend to make significant improvements, unless such improvements are to be made in conjunction with signing a lease with a long-term tenant. We believe the replacement cost of the building is adequately covered by insurance.

Properties Leased:

                                            Approximate         Annual
  Location                   Use            Square Feet          Rent
  --------                   ---            -----------          ----
2500 Silver Star Road      Office              1,500           $24,000
Orlando, FL  32804

      Our leased space in Orlando is a one year lease that we intend to renew. We pay for the lease, although the company has not signed the lease. An employee has personally signed the lease. Our owned property is not fully utilized for the purposes set forth in the table above under the caption "Use." We have been seeking tenants to rent vacant space in our New Rochelle location. We believe our existing properties are suitable and adequate for our current business needs.

      Essex may also be contingently liable for leased space in Orlando, Florida that was abandoned in fiscal 2002. Such space is being rented by another entity and we no longer consider it as leased space. See notes to financial statements for additional information.

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

Item 4. - Submission of Matters To a Vote of Security Holders

      The 2002 Annual Meeting of Shareholders (the "2002 Annual Meeting") was duly held on November 26, 2002. All director nominees to the Board of Directors were duly elected at the 2002 Annual Meeting.

                                     PART II

Item 5. - Market for the Company's Common Equity and Related Stockholder Matters

      Our common stock currently trades on The OTC Bulletin Board(R) ("OTCBB") under the symbol ELEC. Prior to our listing on the OTCBB in February 2002, our common stock traded on The Nasdaq Small Cap Stock Market(R). The high and low sales price for each quarterly period of our last two fiscal years are listed below:

                                          High            Low
                                          ----            ---
            Fiscal 2001
                  1st  Quarter           $1.297       $0.500
                  2nd Quarter             0.980        0.500
                  3rd Quarter             1.020        0.330
                  4th Quarter             0.670        0.300

            Fiscal 2002
                  1st  Quarter           $0.610       $0.180
                  2nd Quarter             0.180        0.020
                  3rd Quarter             0.050        0.030
                  4th Quarter             0.090        0.020

        The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of November 30, 2002, there were 232 holders of record of our common stock and approximately 3,000 beneficial holders.

      We have never paid dividends on our common stock and do not expected to do so in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and would depend on, among other factors, our earnings, capital requirements and operating and financial condition.

      The following table provides information as of November 30, 2002 with respect to shares of our common stock that are issuable under equity compensation plans.

                                                                                                      Number of securities
                                                                                                     remaining available to
                                                 Number of securities                                 future issuance under
                                                  to be issued upon        Weighted-average            equity compensation
                                                     exercise of           exercise price of             plans (excluding
                                                 outstanding options,    outstanding options,        securities reflected in
                                                 warrants and rights      warrants and rights              column (a))
                 Plan Category                          (a)                       (b)                          (c)
-----------------------------------------      ----------------------   ---------------------      ----------------------------
Equity compensation plans
  approved by security holders

   Employee Stock Option Plan (1)                     1,618,453              $     1.60                      607,262
   1996 Restricted Stock Plan (2)                            --                                              400,000
                                                     ----------                                            ---------
                               Subtotal               1,618,453                                            1,007,262
                                                     ----------                                            ---------

Equity compensation plans
   not approved by security holders

   RFC Warrants (3)                                     200,000                    1.54                           --
   Kaufman Bros. Warrants (4)                           350,000                    1.88                           --
                                                     ----------
                               Subtotal                 550,000
                                                     ----------

                                  Total               2,168,453                                            1,007,262
                                                     ==========                                            =========

---------------------------

(1) Our Employee Stock Option Plan allows for the granting of share options to Board members, officers, non-officer employees and consultants.

(2) Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees

(3) The RFC Warrants were issued in conjunction with a revolving credit facility. The facility has been retired; however, the warrants will remain outstanding until exercised or until the expiration date of October 23, 2010.

(4) The Kaufman Bros. Warrants represent two warrant grants for investment banking services.

Item 6. - Management's Discussion and Analysis or Plan of Operation

      Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 2 of this Report for additional factors relating to such statements.

Plan of Operation

      Our ability to continue operating was significantly improved by the sale on December 31, 2002 to EAC of certain assets and liabilities of Essex. The transaction relieved significant cash-flow demands on our operations. Prior to the sale, Essex's vendors were seeking payments of approximately $10,100,000 in past-due payables, and our principal ILEC supplier was threatening to deny Essex access to its operating platform, which would have prevented Essex from servicing its customers. Although these liabilities continue to be carried on the books of Essex, and, as a result, our consolidated financial statements, EAC is now responsible for making payment arrangements on these balances, and we have been able to use our cash balances to build the customer bases of both NRTC and Telecarrier. We plan to use our existing cash balances primarily to pay for current operating expenses and new customer acquisition costs. See Item 1. for additional information regarding Essex's liabilities.

     Our primary methods of obtaining new customers will continue to be through telemarketing and outside sales agents. We believe these are effective low-cost methods and our past history with these customer acquisition methods is helpful in planning and budgeting our operations on a going forward basis. Since November 2002 and January 2003, we have been successfully adding new customers to the customer bases of both NRTC and Telecarrier, respectively. In February 2003, we billed approximately 4,500 lines. At February 28, 2003, we had a backlog of approximately 1,500 lines that had been sold and not yet billed. Since September 2002, we have also been receiving an agent's commission on approximately 900 lines. We believe we can reach a break-even level at approximately 12,000 lines and that each new line will cost us approximately $50 in selling expenses. In order to reach profitability, we need cash to spend on new line acquisition costs and to fund our interim operating losses, which currently approximate $150,000 a month. Our cash balances at March 14, 2003, will not carry us to the point at which we reach 12,000 lines.

     Since January 2003, we have been seeking working capital financing. Our billings in the month of February 2003 amounted to approximately $256,000 and we believe our accounts receivable balances are beginning to reach a level at which we may be considered an attractive potential customer to an accounts receivable lender. We have been advised by several potential financing sources that our customer base is not a good fit for accounts receivable factoring because we have many invoices that are less than $100 and more than half of our accounts receivable represent consumer receivables. We believe that 80% financing of our accounts receivable will be adequate to finance our business going forward. To finance our operations, we have also been pursuing the sale of one of our operating subsidiaries or our building in New Rochelle, New York.

     We do not expect to purchase any significant assets in the next 12 months. We believe our back-office systems are adequately developed and functioning well, and we anticipate only minor expenditures to further automate such systems during the next 12 months.

Fiscal Year 2002 Compared to Fiscal Year 2001

           Revenues for fiscal 2002 decreased by approximately $5,451,000, or approximately 28%, to approximately $14,242,000 as compared to approximately $19,693,000 reported in fiscal 2001. The decrease in revenue was directly attributable to the decrease in the number of Essex's customers, including its largest customer, and the number of access lines it billed each month. Essex had approximately 21,000 access lines at the end of fiscal 2002 as compared to approximately 39,000 access lines at the end of fiscal 2001. Due to Essex's poor financial condition, we were not able to expend the marketing dollars necessary to obtain new customers to replace the customers that were lost by Essex. With the sale of substantially all of the assets and liabilities of Essex on December 31, 2002, we have started adding customers and access lines through Telecarrier and our newly-licensed CLEC, NRTC. We plan to use a major portion of our cash resources to compensate agents and telemarketing firms for providing us with new customers to grow our business. As a result of the sale of the Essex customer base, we anticipate revenues in fiscal 2003 to be significantly less than the revenues reported in fiscal 2002. If we annualized our monthly billing for February 2003, our annual revenues would be approximately $3,000,000. We project that we can reach a monthly revenue level of approximately $400,000 per month without additional financing.

           Our gross profit in fiscal 2002 decreased by approximately $1,887,000, or approximately 26%, to approximately $5,266,000 from approximately $7,153,000 reported in fiscal 2001 while our gross profit percentage was 37% in fiscal 2002 and 36.3% in fiscal 2001. The reduction in gross profit was attributable to the reduction in our customer base. The increase in gross profit percentage was attributable to lower buying prices from ILECs that were established in 2002. We anticipate gross margins to be somewhat higher, at a level of at least 40%, in fiscal 2003. Our selling strategy in fiscal 2003 is to sell only in states in which we believe we will be able to achieve a 40% gross margin on our local voice services. In prior years, we operated in several states in which our gross margins were less than 30%.

            Our selling, general and administrative ("SG&A") expenses decreased by approximately $4,477,000, or approximately 32%, to approximately $9,486,000 as compared to approximately $13,963,000 reported in fiscal 2001. The decrease is directly attributable to various cost cutting measures, which included, among other things a reduction in staffing in all areas of our operations and reduced spending on our marketing efforts. Additionally, we closed our network operations center in Norwalk, Connecticut as part of this cost cutting effort, and we no longer offer our own digital subscriber line service. During the first quarter of fiscal 2003, our SG&A expenses have been running at approximately $290,000 per month, or approximately $3,500,000 on an annualized basis. This amount includes approximately $90,000 in selling expenses that were solely for the acquisition of new lines. Throughout fiscal 2003, we anticipate that our SG&A expenses will remain at these lower levels, unless we are able to obtain additional financing and grow our customer base more rapidly.

            Depreciation and amortization expense decreased by approximately $823,000 to approximately $261,000 from approximately $1,084,000 reported in fiscal 2001. The decrease was attributable to the impairment charge taken in the fourth quarter of fiscal 2001.

            In fiscal 2001, we recorded a loss on impairment of assets in the amount of approximately $4,707,000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." No loss on impairment of assets was recorded in fiscal 2002.

      Interest expense decreased by approximately $303,000 to approximately $437,000 from approximately $740,000 reported in fiscal 2001 primarily due to lower average borrowing caused by the payback of and eventual termination of our credit facility in August 2002. In fiscal 2003, we anticipate we will pay interest on miscellaneous capital leases and notes, and on a mortgage note. Such interest expense currently averages approximately $12,000 per month. Interest expense will remain at this level unless we obtain a lending facility. As noted in our liquidity and capital resources section that follows, we are seeking additional debt financing, such as accounts receivable financing or additional mortgage financing.

      Gain on the sale of investment securities and other investments in fiscal years 2002 and 2001 of approximately $1,454,000 and $918,000, respectively, resulted primarily from the sale of stock derived from our investment in Talk. Based upon the remaining shares of marketable securities currently in our possession, we do not anticipate gains in fiscal 2003 to exceed $150,000.

      In November 2001, we sold substantially all of the assets of our subsidiary, Airline Ventures Inc. ("AVI"). As a result, the operations of AVI were accounted for as a discontinued operation and we recorded a loss from discontinued operation of approximately $4,000 in fiscal 2001.

Liquidity and Capital Resources

      At November 30, 2002, we had cash and cash equivalents of approximately $939,000 and negative working capital of approximately $11,214,000 as compared to cash and cash equivalents of approximately $798,000 and negative working capital of approximately $8,031,000 at November 30, 2001. Negative working capital increased primarily due to the loss we incurred. Of such working capital deficit, approximately $10,100,000 in liabilities have been assumed by Biz and approximately $1,100,000 in assets have been transferred to Biz.

      Net cash provided by (used in) operating activities aggregated approximately $2,750,000 and ($2,248,000) in fiscal 2002 and 2001, respectively. The principal source of cash from operating activities in fiscal 2002 was the increase in accounts payable of approximately $5,188,000 offset by the operating loss for the period of approximately $3,319,000. The principal uses of cash from operating activities in fiscal 2001 were the loss for the period of approximately $12,374,000, which was offset by increases of approximately $4,130,000 in accounts payable and other accrued expenses, and the charge on impairment of long-lived assets of approximately $4,707,000.

      Net cash provided by investing activities aggregated approximately $1,631,000 and $816,000 in fiscal 2002 and 2001, respectively. The principal source of cash from investing activities in fiscal 2002 was the proceeds from the sale of marketable securities of approximately $1,381,000. The principal sources of cash from investing activities in fiscal 2001 were the proceeds from the sale of marketable securities of approximately $1,023,000 and the proceeds from the sale of real property in Canada of approximately $933,000. The principal use of cash in fiscal 2001 was for the purchase of property and equipment amounting to approximately $1,188,000.

      Net cash provided by (used in) financing activities aggregated approximately ($4,240,000) and $1,719,000 in fiscal 2002 and 2001, respectively. In fiscal 2002, net cash used in financing activities resulted in the repayment of the revolving credit line. In fiscal 2001, net cash provided by financing activities resulted from proceeds of a revolving credit facility of approximately $2,129,000, the proceeds from the exercise of the exercise of stock options of $100,000, offset by the repayment of long-term debt of approximately $495,000

      We had no capital expenditures in fiscal 2002 and we do not anticipate making any significant capital expenditures in fiscal 2003.

      In August 2002, we paid off our loan and security agreement with Textron Financial, formerly known as RFC Capital Corporation. We have no working capital facility available to us at this time. Our Telecarrier subsidiary, which is operating in bankruptcy, has a $150,000 line of credit with a bank. The line is a pre-petition obligation and the bank has not provided Telecarrier with any debtor-in-possession financing. The bank claims that the line is secured. However, we are disputing such claim.

      At February 28, 2003, we owned approximately 10,000 shares of Talk (NASDAQ:TALK) and 83,000 shares of Cordia Corporation (OTCBB:CORG). We have the right to purchase approximately 95,000 additional shares of Talk if we exercise a warrant. The warrant exercise price is $6.30 per share and, at February 28, 2003, was not in-the-money, as Talk common stock was trading at approximately $5.60 per share at such date.

     The report of the independent auditors on our 2002 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have worked during the course of the year to improve our financial condition and, as discussed previously, the sale of most of the assets and liabilities of our wholly-owned subsidiary, Essex, in December 2002, has helped us to continue our business operations. However, we do not believe we currently have enough working capital to build our business to a profitable level. We now are seeking a working capital facility that will provide us with financing of up to 80% of our outstanding accounts receivables. We anticipate that with such financing, we will be able to achieve our plan of becoming profitable before the end of this fiscal year. In lieu of such asset-based financing, new debt or equity financing of up to $1 million would be required to fund our operations. Given the current market price of our common stock and the current market conditions in the telecom sector, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. We are also looking at other ways to raise cash for operations, such as a second mortgage on our building or the sale or rental of our building. The failure to raise the necessary funds to finance our operations will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern.

New Accounting Standards

The new accounting pronouncements in footnote one of our Consolidated Financial Statements are incorporated by reference.

Item 7. - Financial Statements

      The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-2 to the Company's consolidated financial statements are herein incorporated:

   Consolidated balance sheets - November 30, 2002 and 2001

   Consolidated statements of operations - Years ended November 30, 2002 and 2001

   Consolidated statements of stockholders' equity deficiency - Years ended November 30, 2002 and 2001

   Consolidated statements of cash flows - Years ended November 30, 2002 and
   2001

   Notes to consolidated financial statements - Years ended November 30, 2002 and 2001

Item 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 9. - Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(a) of the Exchange Act.

        The following table contains certain information regarding directors and executive officers of the Company as of February 28, 2003:

                        Principal Occupation for Past Five Years and
Name             Age    Current Public Directorships or Trusteeships
----             ---    --------------------------------------------

Joel Dupre       49     Director since 1990; Chairman of the Board since March
                        1995; President of OneDotSource LLC ("ODS") from March
                        2000 to present; President of the Sirco Division of Interbrand L.L.C., a manufacturer and distributor of apparel accessories and luggage, from August 1999 to March 2000; Chief Executive Officer of the Company from
                        March 1995 to August 1999.

Eric M. Hellige  48     Director since 1995 and Secretary of the
                        Company; Partner for more than five years of Pryor
                        Cashman Sherman & Flynn LLP ("Pryor Cashman"), counsel to the Company.

Paul H. Riss     47     Director since 1995; Chief Executive Officer
                        of the Company since August 1999 and Chief Financial
                        Officer and Treasurer of the Company since November
                        1996.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities ("10% Shareholders"), to file with the Securities and Exchange Commission (the "Commission"), initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our officers, directors and 10% Shareholders are required by Commission regulation to furnish us copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year 2002, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders had been met.

Item 10. - Executive compensation

Summary of Cash and Certain Other Compensation

      The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Paul H. Riss, our Chief Executive Officer, and to Mr. Joel Dupre, our Chairman of the Board and former Chief Executive Officer (collectively referred to as the "Named Executives"). None of our other executive officers received more than $100,000 in compensation during fiscal 2002.

                               Compensation Table

                                                                                                           Long-Term
                                           Annual Compensation                                        Compensation Awards
                                           -------------------                                        -------------------

Name and                         Fiscal                                    Other Annual                            All Other
Principal Position                Year       Salary($)       Bonus($)     Compensation ($)       Options(#)       Compensation
------------------               ------      ---------       --------     ----------------       ----------       ------------
Paul H. Riss(1)                   2002        $150,000          None           None                   None            None
  Chief Executive Officer,        2001         150,000          None           None                   None            None
  Chief Financial Officer         2000         150,000       $10,225           None                400,000            None
  and Treasurer

Joel Dupre                        2002              --          None           None                 10,000            None
  Chairman of the Board           2001              --          None           None                 20,000            None
  and former Chief                2000              --          None           None                   None            None
  Executive Officer

-----------------

(1) Mr. Riss has been Chief Financial Officer and Treasurer of the Company since November 1996 and was appointed Chief Executive Officer of the Company in August 1999.

      Stock Option Grants

      The following table sets forth individual grants of stock options and stock appreciation rights ("SARs") made by us during fiscal 2002 to each of the Named Executives.

                                               Option/SAR Grants In Last Fiscal Year
                                                                                             Potential Realizable Value
                                                                                             at Assumed Annual Rates of
                              Number of     Percent of Total                                Stock Price Appreciation For
                             Securities       Options/SARs                                             Option
                             Underlying        Granted to       Exercise or                             Term(3)
                            Options/SARs      Employees in      Base Price     Expiration   ----------------------------
          Name               Granted(1)      Fiscal Year(2)      ($/Share)        Date         5% ($)       10% ($)
          ----               ----------      --------------      ---------        ----         ------       -------
Joel Dupre                     10,000              50%             0.05        11/26 /06         138           305

-----------------

(1)   No SARs were granted by us in fiscal 2002.

(2) In fiscal 2002, we granted options to two members of our Board of Directors to purchase an aggregate of 20,000 shares and we did not grant any options to employees.

(3) The amounts shown in these two columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Commission's executive compensation disclosure rules and are not intended to forecast the future appreciation of our common stock.

      Stock Option Exercises

      The following table contains information relating to the exercise of our stock options by the Named Executives in fiscal 2002, as well as the number and value of the unexercised options held by the Named Executives as of November 30, 2002.

                     Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                        Number of Securities Underlying    Value of Unexercised
                                                        Unexercised Options at Fiscal      In-the-Money Options at Fiscal
                              Shares                    Year-End(#)(1)                     Year -End ($)(2)
                            Acquired on      Value      -------------------------------    ------------------------------
Name                        Exercise (#)   Realized($)  Exercisable      Unexercisable     Exercisable     Unexercisable
----                        ------------   -----------  -----------      -------------     -----------     -------------
Paul H. Riss                    --            --          320,000          350,000             --               --

Joel Dupre                      --            --          170,000           10,000             --               --

-----------------

(1) The sum of the numbers under the Exercisable and Unexercisable column of this heading represents each Named Executive's total outstanding options to purchase shares of common stock.

(2) The dollar amounts shown under the Exercisable and Unexercisable columns of the heading represent the number of exercisable and unexercisable options, respectively, that were "In-the-Money" on November 30, 2002, multiplied by the difference between the closing price of our common stock on November 30, 2002, which was $0.05 per share, and the exercise price of the options to purchase our common stock. For purposes of these calculations, In-the-Money options are those with an exercise price below $0.05 per share.

Board of Directors Compensation

      We do not currently compensate directors for service on our Board of Directors. On March 20, 2001, our Board of Directors adopted, subject to shareholder approval, a Non-Employee Director Stock Option Plan (the "Director Option Plan"). Under the Director Option Plan, each non-employee Director will be granted a non-statutory option to purchase 10,000 shares of common stock on the date on which he or she is elected, re-elected or appointed to our Board of Directors. Options granted pursuant to the Director Option Plan will vest in full on the one-year anniversary of the grant date, provided the non-employee Director is still our director at that time. The exercise price granted under the Director Option Plan is 100% of the fair market value per share of the common stock on the date of grant as reported on The OTC Bulletin Board.

      Employee Retirement Plan

      In June 1995, our Board of Directors determined to discontinue benefit accruals under our tax qualified Employee Retirement Plan (the "Retirement Plan"). Pursuant to action taken by the Board of

Directors at such time, benefits ceased to accrue for all active participants under the Retirement Plan on June 30, 1995. The Retirement Plan is administered by our Board of Directors.

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

                         Projected Benefit at Retirement

                                Years of Service
--------------------------------------------------------------------------
                  15          20         25        30         35
--------------------------------------------------------------------------
Salary (1)
$ 20,000       $  3,750   $  5,000   $  6,250   $  7,500    $  8,750
  25,000          4,625      6,250      7,313      9,375      10,938
  30,000          5,625      7,500      9,375     11,250      13,125
  35,000          6,563      8,750     10,938     13,125      15,313
  40,000          7,500     10,000     12,500     15,000      17,500
  50,000          9,980     12,604     15,625     18,750      21,875
  75,000         17,105     22,104     26,948     31,986      37,249
 100,000         24,730     31,604     38,873     46,236      53,874
 125,000         31,355     41,104     50,698     60,406      70,499
 150,000(2)      38,480     50,004     62,573     74,736      87,124
 175,000         45,605     60,104     74,448     88,986     103,749
 200,000         52,730     69,604     86,323    103,236     120,374(3)

-----------------

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

      The Retirement Plan is funded by us on an actuarial basis, and we continue to contribute annually the minimum amount required to cover the normal cost for current service and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide for benefits attributed to service to date, and also for those expected to vest in the future. Based on the assumptions used in the actuarial valuation, we must contribute approximately $80,000 for the current plan year, which started on July 1, 2002.

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

Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The following table sets forth, as of February 28, 2003, the names, addresses and number of shares of common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                                     Shares         Percent of
                                                  Beneficially     Outstanding
                                                     Owned         Common Stock
                                                     -----         ------------
Name and Address

Joel Dupre ....................................     974,668(1)         6.2%
One Dot Source LLC
509 Westport Avenue
Norwalk, Connecticut 06851

Paul H. Riss...................................     915,010(2)         5.7
c/o eLEC Communications Corp.
543 Main Street
New Rochelle, New York 10801

Geils Ventures LLC.............................     890,350            5.7
54 Danbury Road, Suite 38
Ridgefield, Connecticut 06877

Eric M. Hellige................................      85,500(3)           *
Pryor Cashman Sherman Flynn LLP
410 Park Avenue
New York, New York 10022

All of our directors and executive officers
   as a group (three individuals)..............   1,975,178           12.3

------------------

*     Less than 1%.

(1) Includes 170,000 shares of common stock subject to options that are presently exercisable.

(2) Includes 320,000 shares of common stock subject to options that are presently exercisable.

(3) Includes 52,500 shares of common stock subject to options and warrants that are presently exercisable. Does not include 60,000 shares of common stock subject to presently-exercisable options held by Pryor Cashman, of which Mr. Hellige is a member, as to which shares Mr. Hellige disclaims beneficial ownership.

Item 12. - Certain Relationships and Related Transactions

      Eric M. Hellige, a director of the Company, is a member of Pryor Cashman counsel to the Company. Fees paid by us to Pryor Cashman for legal services rendered during the fiscal year ended November 30, 2002 did not exceed 5% of such firm's or our revenues.

      Joel Dupre, the Chairman of the Board of Directors, is the President of ODS. We sold approximately $126,000 of goods and services to ODS during fiscal 2001.

     Telecarrier had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a shareholder, under which Telco provides Telecarrier with collection, sales and other services. Expenses incurred in connection with this agreement, which are included in selling, general and administrative expenses in the consolidated statement of operations, amounted to $383,944 through November 30, 2002, of which $94,330 had been paid, and $289,614 was owed to Telco as of November 30, 2002.

      During the years ended November 30, 2002 and 2001, the Company billed Cordia Corporation ("Cordia"), a related party, $93,335 and $44,239 for rent, telemarketing services, commissions, and other costs. Cordia billed the Company $52,544 and $30,000 for the years ended November 30, 2002 and 2001 for telecommunications services and other costs. As of November 30, 2002 and 2001, Cordia owed the Company $57,909 and $30,772. Cordia is controlled by entities owned by a shareholder and former employee of the Company and members of his family.

      We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

Item 13. - Exhibits and Reports on Form 8-K

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

                  (b) 1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1996.

                  (c) Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 30, 2001.

            (22) Subsidiaries - The significant wholly-owned subsidiaries are as follows:

            Name                            Jurisdiction of Organization
            ----                            ----------------------------
            Essex Communications, Inc       New York
            Line One, Inc.                  New York
            New Rochelle Telephone Corp.    New York
            TelcoSoftware.com Corp.         Delaware
            Telecarrier Services, Inc.      Delaware

            (23)  Consent of Nussbaum Yates & Wolpow, P.C.

(b)   Reports on Form 8-K.

      On October 16, 2002, we filed a Current Report on Form 8-K providing certifications of our Principal Executive Officer and Principal Financial Officer with respect to our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 30, 2002, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

      On November 20, 2002, we filed a Current Report on Form 8-K reporting (i) the election of all director nominees at our annual meeting of shareholders held on November 26, 2002 (the "Annual Meeting"), (ii) that no action was taken at the Annual Meeting with regard to the proposal to sell substantially all the assets of Essex to EAC, a wholly-owned subsidiary of Biz, and (iii) the adjournment of the Annual Meeting to December 12, 2002.

      On January 6, 2003, we filed a Current Report on Form 8-K reporting the sale of certain assets of Essex to EAC.

Item 14.  Controls and Procedures

      (a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March 2003
      .

                                            eLEC COMMUNICATIONS CORP.
                                                     (Company)


                                            By:   /s/ Paul H. Riss
                                               ------------------------------
                                               Paul H. Riss
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                         Title                         Date
--------------------------    -------------------------------     --------------

/s/  Paul H. Riss             Chief Executive Officer             March 17, 2003
-----------------------       Chief Financial Officer
Paul H. Riss                  (Principal Accounting Officer)
                              Director

/s/ Joel Dupre                Chairman of the Board of Directors  March 17, 2003
-----------------------
Joel Dupre

/s/ Eric M. Hellige           Director                            March 17, 2003
-----------------------
Eric M. Hellige

                 Sarbanes-Oxley Act Section 302(a) Certification

I, Paul H. Riss, certify that:

1. I have reviewed this annual report on Form 10-KSB of eLEC Communications
Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
                              By: /s/ Paul H. Riss
                                 -------------------------------
                                  Paul H. Riss
                                  Chief Executive Office and
                                  Chief Financial Officer

                                   FORM 10-KSB

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

      The following consolidated financial statements of eLEC Communications Corp. and Subsidiaries are included in Item 7:

Report of Independent Certified Public Accountants                               F-2

   Consolidated balance sheets - November 30, 2002 and 2001                   F-3 - F-4

   Consolidated statements of operations - Years ended November 30,
     2002 and 2001                                                               F-5

   Consolidated statements of stockholders' equity deficiency -
     Years ended November 30, 2002 and 2001                                   F-6 - F-7

   Consolidated statements of cash flows - Years ended November 30,
     2002 and 2001                                                            F-8 - F-9

   Notes to consolidated financial statements - Years ended November
     30, 2002 and 2001                                                       F-10 - F-38

               Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
eLEC Communications Corp.
New Rochelle, New York

We have audited the accompanying consolidated balance sheets of eLEC Communications Corp. and Subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and its subsidiaries as of November 30, 2002 and 2001, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and has incurred significant recurring losses from its operations, has negative working capital and a stockholders' deficiency. In addition, as described in Note 13, on December 31, 2002, the Company sold substantially all the assets of Essex Communications, Inc., a wholly-owned subsidiary that accounted for substantially all of the Company's revenue for the years ended November 30, 2002 and 2001. On July 29, 2002, another wholly-owned subsidiary, Telecarrier Services, Inc., filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Laws. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                             NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 11, 2003
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2002 AND 2001

                                     ASSETS

                                                     2002            2001
                                                 ----------      ----------

Current assets:
  Cash and cash equivalents                      $  938,528      $  797,616
  Accounts receivable, net of allowance of
    $14,166 and $2,079,000 in 2002 and 2001         226,324       2,771,150
  Investment securities                              80,231         441,846
  Other investments                                 137,558         240,000
  Prepaid expenses and other current assets         144,829         306,508
  Due from related party                             57,909          30,772
  Assets held for sale                            1,102,103              --
                                                 ----------      ----------

                    Total current assets          2,687,482       4,587,892
                                                 ----------      ----------

Property, plant and equipment, net                1,826,835       2,167,506
                                                 ----------      ----------

Other assets                                        371,036         526,080
                                                 ----------      ----------

                    Total assets                 $4,885,353      $7,281,478
                                                 ==========      ==========

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

                                                                          2002               2001
                                                                     ------------       ------------
Current liabilities:
  Short-term borrowings                                              $    150,000       $    312,170
Current portion of long-term debt and capital
  lease obligations                                                        57,379          4,206,326
Accounts payable and accrued expenses                                   3,323,593          7,661,596
  Taxes payable                                                                --            438,832
  Due to related parties                                                  289,614                 --
  Liabilities assumed in sale                                          10,081,382                 --
                                                                     ------------       ------------

           Total current liabilities                                   13,901,968         12,618,924
                                                                     ------------       ------------
Long-term debt and capital lease obligations, less
  current portion                                                       1,145,005          1,288,222
                                                                     ------------       ------------

Stockholders' equity deficiency:
  Preferred stock, $.10 par value; 1,000,000 shares
    authorized, Series B issued, 16 shares in 2002
    and 2001, liquidation preference $1,000 per share                           2                  2
  Common stock, $.10 par value; 50,000,000 shares
    authorized; 15,619,282 and 15,418,782 shares
    issued in 2002 and 2001                                             1,561,928          1,541,878
  Capital in excess of par value                                       25,671,342         25,546,342
  Deficit                                                             (37,437,314)       (34,117,927)
  Treasury stock at cost, 11,000 shares                                   (27,500)           (27,500)
  Accumulated other comprehensive income, unrealized
    gain on securities                                                     69,922            431,537
                                                                     ------------       ------------

           Total stockholders' equity deficiency                      (10,161,620)        (6,625,668)
                                                                     ------------       ------------

           Total liabilities and stockholders' equity deficiency     $  4,885,353       $  7,281,478
                                                                     ============       ============

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                                     2002               2001
                                                ------------       ------------

Revenues                                        $ 14,242,079       $ 19,692,720
                                                ------------       ------------
Costs and expenses:
  Costs of services                                8,976,201         12,539,334
  Selling, general and administrative              9,485,592         13,962,732
  Depreciation and amortization                      261,436          1,084,120
  Asset impairment charge                                 --          4,707,100
                                                ------------       ------------

         Total costs and expenses                 18,723,229         32,293,286
                                                ------------       ------------

Loss from operations                              (4,481,150)       (12,600,566)
                                                ------------       ------------

Other income (expense):
  Interest expense                                  (437,119)          (740,456)
  Interest income and other                           83,588             52,953
  Gain on extinguishment of debt                      61,025                 --
  Gain on sale of investment securities
    and other investments                          1,454,269            918,476
                                                ------------       ------------
         Total other income (expense)              1,161,763            230,973
                                                ------------       ------------

Loss from continuing operations                   (3,319,387)       (12,369,593)
                                                ------------       ------------

Discontinued operations:
Gain (loss) from discontinued operations                  --             34,900
Loss on disposal of discontinued operations               --            (39,000)
                                                ------------       ------------

         Loss from discontinued operations                --             (4,100)
                                                ------------       ------------

Net loss                                        ($ 3,319,387)      ($12,373,693)
                                                ------------       ------------

Basic and diluted loss per share:
  Continuing operations                                ($.21)             ($.83)
  Discontinued operations                                 --                 --
                                                ------------       ------------
  Net loss                                             ($.21)             ($.83)
                                                ------------       ------------

Weighted-average number of common shares
  outstanding                                     15,607,183         14,911,393
                                                ============       ============

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                             Preferred Stock       Common Stock          Capital
                                             ---------------  -----------------------  in Excess of                 Treasury
                                             Shares   Amount    Shares       Amount      Par Value     Deficit        Stock
                                             ------   ------  ----------   ----------  ------------  ------------   --------
Balance, November 30, 2000                    116      $12    14,642,421   $1,464,242   $25,319,457  ($21,744,234)  ($27,500)
  Net loss                                                                                            (12,373,693)
  Unrealized loss on investment
    securities arising during the period
  Less reclassification adjustment for
    gains realized in net loss
  Comprehensive loss
  Issuance of common stock related
    to prior equity offering                                      61,361        6,136        (6,136)
  Exercise of stock options                                      400,000       40,000        60,000
  Stock issued for services                                       15,000        1,500         7,200
  Stock issued for investment in
  Cordia Corporation                                             200,000       20,000       120,000
  Options granted for services                                                               55,811
  Conversion of Series B preferred
  stock to common stock                      (100)     (10)      100,000       10,000        (9,990)            --         --
                                             ----      ---    ----------   ----------   -----------   ------------   --------
Balance, November 30, 2001                     16      $ 2    15,418,782   $1,541,878   $25,546,342   ($34,117,927)  ($27,500)
                                             ====      ===    ==========   ==========   ===========   ============   ========


                                                 Accumulated          Total
                                                    Other          Stockholders'
                                                Comprehensive         Equity
                                                Income (Loss)       Deficiency
                                                -------------      -------------
Balance, November 30, 2000                      $ 3,619,822         $  8,631,799
                                                                    ------------
  Net loss                                                           (12,373,693)
  Unrealized loss on investment
    securities arising during the period         (2,269,809)          (2,269,809)
  Less reclassification adjustment for
    gains realized in net loss                     (918,476)            (918,476)
                                                                    ------------
  Comprehensive loss                                                 (15,561,978)
  Issuance of common stock related
    to prior equity offering                                                --
  Exercise of stock options                                              100,000
  Stock issued for services                                                8,700
  Stock issued for investment in
  Cordia Corporation                                                     140,000
  Options granted for services                                            55,811
  Conversion of Series B preferred
  stock to common stock                                  --                   --
                                                -----------          -----------
Balance, November 30, 2001                      $   431,537          ($6,625,668)
                                                ===========          ===========

                                  (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                             Preferred Stock       Common Stock          Capital
                                             ---------------  -----------------------  in Excess of                 Treasury
                                             Shares   Amount    Shares       Amount      Par Value     Deficit        Stock
                                             ------   ------  ----------   ----------  ------------  ------------   --------
Balance, November 30, 2001                     16      $  2   15,418,782   $1,541,878   $25,546,342  ($34,117,927)  ($27,500)

  Net loss                                                                                             (3,319,387)
  Unrealized gain on investment
    securities arising during the period
  Less reclassification adjustment for
    gains realized in net loss
  Comprehensive loss
  Exercise of stock options                    --        --      200,500       20,050        25,000            --         --
  Expiration of warrants granted for
    services                                   --                     --           --       100,000            --         --
                                              ---      ----   ----------   ----------   -----------  ------------   --------
Balance, November 30, 2002                     16      $  2   15,619,282   $1,561,928   $25,671,342  ($37,437,314)  ($27,500)
                                              ===      ====   ==========   ==========   ===========  ============   ========


                                             Accumulated              Total
                                                Other             Stockholders'
                                            Comprehensive            Equity
                                            Income (Loss)          Deficiency
                                            -------------         -------------
Balance, November 30, 2001                  $     431,537         ($ 6,625,668)
                                                                  ------------
  Net loss                                                          (3,319,387)
  Unrealized gain on investment
    securities arising during the period       1,019,296             1,019,296
  Less reclassification adjustment for
    gains realized in net loss                (1,380,911)           (1,380,911)
                                                                      ----------
  Comprehensive loss                                                (3,681,002)
  Exercise of stock options                           --                45,050
  Expiration of warrants granted for
    services                                          --               100,000
                                            ------------          ------------
Balance, November 30, 2002                  $     69,922          ($10,161,620)
                                            ============          ============

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                                                2002              2001
                                                            -----------       ------------
Operating activities:
Net loss                                                    ($3,319,387)      ($12,373,693)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization of long-lived assets          261,436          1,149,439
    Amortization of loan discount                                    --            104,484
    Loss on impairment of long-lived assets                          --          4,707,100
    Gain on sale of investment securities                    (1,380,911)          (918,476)
    Gain on sale of other investments                           (73,358)                --
    Loss on sale of equipment                                    24,842                 --
    Gain on extinguishment of debt                              (61,025)                --
    Stock issued for services                                        --              8,700
    Options granted for services                                     --             55,811
    Loss on sale of net assets of specialty retail segment           --             39,000
    Provision for losses on accounts receivable                 649,085          1,512,000
    Changes in operating assets and liabilities:
      Accounts receivable                                     1,023,648         (1,479,262)
    Inventories                                                      --            529,933
    Prepaid expenses and other current assets                    77,622            137,260
    Other assets                                                 96,828            150,259
    Accounts payable, accrued expenses and taxes              5,188,287          4,129,829
      Related party, net                                        262,477                 --
                                                            -----------       ------------

Net cash provided by (used in) operating activities           2,749,544         (2,247,616)
                                                            -----------       ------------
Investing activities, net of effects of acquisitions:
  Purchase of investment securities                                  --            (10,309)
  Proceeds from sale of investment securities                 1,380,911          1,023,043
  Proceeds from sale of other investments                       177,770                 --
  Purchases of property, plant and equipment                         --         (1,188,049)
  Proceeds from sale of property, plant and equipment            14,500            933,239
  Proceeds from note                                             58,216             58,216
                                                            -----------       ------------

Net cash provided by investing activities                     1,631,397            816,140
                                                            -----------       ------------

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

                                                             2002              2001
                                                         -----------       -----------
Financing activities:
  Proceeds from (repayment of) revolving credit
    line, net                                            ($3,998,700)      $ 2,129,031
  Repayment of secured short-term borrowings                (101,145)          (14,163)
  Repayment of long-term debt, net of exchange rate         (185,234)         (495,433)
  Proceeds from exercise of stock options                     45,050           100,000
                                                         -----------       -----------

Net cash provided by (used in) financing activities       (4,240,029)        1,719,435
                                                         -----------       -----------

Increase in cash and cash equivalents                        140,912           287,959
Cash and cash equivalents at beginning of year               797,616           509,657
                                                         -----------       -----------

Cash and cash equivalents at end of year                 $   938,528       $   797,616
                                                         -----------       -----------

Cash paid during the year for:
  Interest                                               $   469,513       $   629,965
                                                         -----------       -----------
  Income taxes                                           $        --       $        --
                                                         ===========       ===========

Supplemental disclosure of non-cash investing and financing activities:

  See Notes 4, 6, 7 and 11.

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2002 AND 2001

1.    Description of Business and Summary of Accounting Principles

      Description of Business and Concentration of Credit Risk

      eLEC Communications Corp. ("eLEC" or the "Company") is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. The Company offers small and medium-sized businesses an integrated set of telecommunications products and services, including local exchange, local access, and domestic and international long distance telephone.

      The Company presently operates in one business segment. The principal focus of the Company, as a competitive local exchange carrier is to resell and provide low cost alternative telecommunication services and other bundled services, focusing on small and medium-sized business users.

      Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Approximately $406,000 (including assets held for sale) and $502,000 as of November 30, 2002 and 2001 represented net amounts due (after allowance for doubtful collection) from entities in the telecommunications industry related to intercarrier compensation.

      During the fiscal year ended November 30, 2002, the Company entered into an agreement to sell substantially all the assets of Essex Communications, Inc. ("Essex"), a wholly-owned subsidiary that accounted for substantially all of the revenue of the Company (see Note 13).

      During the fiscal year ended November 30, 2001, the Company discontinued the operations of its specialty retail segment that sold travel products, uniforms and study guides via retail stores, E-commerce sites and a Web site primarily to professional airline crewmembers (see Note 14).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

1.    Description of Business and Summary of Accounting Principles (Continued)

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in 20% to 50% owned affiliated companies are accounted for on the equity method. Investments in less than 20% owned companies that do not have readily determinable fair values are carried at cost.

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

      Property, Plant and Equipment and Depreciation

      Property, plant and equipment are recorded at cost. Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are thirty-nine years for buildings, twenty years for building improvements, five to ten years for machinery and equipment, and the life of the lease for leasehold improvements.

      The Company accounts for internal-use computer software under Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that are incurred in the preliminary project stage to be expensed as incurred. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $525,000 of employee salary and related costs for internally developed software for the year ended November 30, 2001. The costs were written off in 2001 as part of the impairment evaluation (Note 19).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

1.    Description of Business and Summary of Accounting Principles (Continued)

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

      The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

1.    Description of Business and Summary of Accounting Principles (Continued)

      Collectibility of Accounts Receivable

      In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibiilty. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk and, as of November 30, 2002, the Company had no individual customer that constituted more than 10% of its accounts receivable.

      During the years ended November 30, 2002 and 2001, the Company recorded bad debt expense of $643,000 and $1,512,000.

      Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of stock options, warrants and convertible preferred stock. Such options, warrants and convertible preferred stock have not been included in the computations as they were antidilutive in 2002 and 2001, but may become dilutive in the future.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Goodwill and Other Intangible Assets

      The excess cost over net assets acquired (goodwill) was being amortized on a straight-line basis over seven years. Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of current and future levels of operating income and cash flows, as well as other factors. Goodwill and other intangible assets were deemed to be impaired in 2001, and were written down to zero value at November 30, 2001 (Note 19).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

1.    Description of Business and Summary of Accounting Principles (Continued)

      Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows or appraised values, depending upon the nature of the assets. The Company recognized an impairment of $4,707,100 related to long-lived assets during the year ended November 30, 2001 (Note 19).

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

      Advertising

      Advertising costs are expensed as incurred. Advertising expense amounted to approximately $207,000 in 2002 and $202,000 in 2001.

      Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

      o     Cash and Cash Equivalents

            The carrying amount approximates fair value because of the short maturity of those instruments.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

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

      Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective December 1, 2001, which did not have a material impact on the Company's consolidated results of operations and financial position. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." Accordingly, the Company elected to early adopt this provision during fiscal 2002, and has classified the early retirement of debt as other income (expense) in its Consolidated Statements of Operations. The adoption of the remaining provisions of this new standard did not have a material impact on the Company's results of operations or financial position.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

1.    Description of Business and Summary of Accounting Principles (Continued)

      Recent Accounting Pronouncements (Continued)

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company elected to early adopt this SFAS 146 during fiscal 2002 and the adoption did not have a material impact on its consolidated results of operations and financial position.

      Reclassification

      Certain amounts in the November 30, 2001 financial statements have been reclassified to conform to the November 30, 2002 presentation.

2.    Going Concern Matters and Realization of Assets

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and has negative working capital and a stockholders' equity deficiency. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. Further, the Company sold substantially all the assets of Essex, which accounted for substantially all of the Company's revenue for the years ended November 30, 2002 and 2001. Another subsidiary, Telecarrier Services, Inc. ("TSI"), filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Laws.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

2.    Going Concern Matters and Realization of Assets (Continued)

      Management has taken the steps described below to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence; however, there can be no assurance that management's plans can be accomplished.

      1) The Company has undertaken steps to reduce selling, general and administrative expenses, and is seeking to sublease portions of its facility.

      2) The Company may seek additional mortgage financing on its New Rochelle, New York headquarters property.

      3) The Company plans to continue operations as a CLEC in certain targeted geographic locations through its TSI and New Rochelle Telephone Corp. subsidiaries.

      4) The Company is seeking a working capital facility to finance its accounts receivable.

3.    Investment Securities

      At November 30, 2002:
                                                    Fair          Unrealized
                                   Cost            Value         Holding Gain
                                 -------         ---------       ------------

           Equity securities     $10,309         $  80,231        $  69,922

      At November 30, 2001:
                                                    Fair          Unrealized
                                   Cost            Value         Holding Gain
                                 -------         ---------       ------------

           Equity securities     $10,309          $441,846         $431,537
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

3.    Investment Securities (Continued)

      The Company's investment securities consisted of 10,143 and 420,805 common shares of Talk America Holdings, Inc. ("Talk"), valued at $7.91 and $1.05 per share at November 30, 2002 and 2001, as adjusted for a one-for-three reverse split in October 2002. At November 30, 2001, 333,333 of such shares were held in escrow by a lender to secure long-term debt (see Note
      7). At November 30, 2001, the related debt was in default and treated as a current liability. Accordingly, the investment was classified a current asset. In addition, the Company holds a non-marketable warrant to purchase 95,238 Talk shares at $6.30 per share, expiring in 2005. The Talk shares have been subject to significant market fluctuations. During the years ended November 30, 2002 and 2001, the Company sold 410,662 shares and 184,499 shares, resulting in gains of $1,380,911 and $918,476.

4.    Other Investments

     On February 2, 2001, the Company, as part of an effort to focus on its core businesses, announced that it had entered into an agreement to sell and thereby divest itself of all of its holdings in RiderPoint, Inc. ("Riderpoint") (carried under the equity method), Webquill Internet Services LLC (a wholly-owned subsidiary) ("Webquill") and Skyclub Communications Holding Corp. (an investment carried under the cost method) and 200,000 shares of the Company's unregistered common stock (valued at $140,000) in exchange for 280,000 unregistered common shares of Cordia Corporation ("Cordia"), as adjusted for a 1-for-5 reverse stock split, approximately 5% of the total shares then outstanding. Prior to the sale, the Company had merged the employees and businesses of Webquill into Essex's operations; thus the sale of Webquill represented only the sale of its name, and an inactive entity. Cordia is controlled by entities owned by a shareholder and former employee of the Company and members of his family. Cordia is a publicly-held company whose shares are quoted in the over-the-counter bulletin board market.

      Due to the thinly-traded nature of the Cordia shares, such shares have not been accounted for as a marketable equity security in accordance with Statement of Financial Accounting Standards No. 115. Until such time as Cordia has a significant level of trading activity, thereby establishing a true market value (or evidence indicating a permanent impairment), the Company will carry its investment in Cordia at its cost of $240,000 at November 30, 2001 and $137,558 at November 30, 2002.

      During the year ended November 30, 2002, the Company sold 127,000 shares of Cordia stock, resulting in a gain of $73,358. The shares were sold at a significant discount to published market prices.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

5.    Property, Plant and Equipment

                                                                                            2002            2001
                                                                                         ----------      ----------
              Land                                                                       $  225,000      $  225,000
              Building                                                                    1,302,498       1,302,498
              Building improvements                                                         221,175         424,790
              Machinery and equipment                                                       679,307         921,529
              Computer equipment and software                                             1,508,157       1,638,817
              Furniture and fixtures                                                        253,880         391,853
                                                                                         ----------      ----------

                                                                                          4,190,017       4,904,487
              Less accumulated depreciation and amortization                              2,363,182       2,736,981
                                                                                         ----------      ----------

                                                                                         $1,826,835      $2,167,506
                                                                                         ==========      ==========

6     Short-Term Borrowings

                                                                                             2002            2001
                                                                                         ----------      ----------
      Short-term borrowings consist of the following:

          Line of credit agreement with a bank, up to $150,000, due on demand with interest payable monthly at the prime lending rate plus 2% (6 1/4% at
           November 30, 2002). The bank claims that the line is secured by substantially all assets of a subsidiary of the Company.
           The Company is objecting to the bank's claim (See Note 9).                    $  150,000      $  150,000

          Equipment note, payable in monthly installments of $15,339, including interest at 8%, through October 5, 2002. The note was secured by certain related equipment. During the year ended November 30, 2002, the lender agreed to accept principal payments of $101,145 in settlement of
           the note resulting in a gain of $61,025                                               --         162,170
                                                                                         ----------      ----------

                                                                                         $  150,000      $  312,170
                                                                                         ==========      ==========

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

7.    Long-Term Debt and Capital Lease Obligations

      On October 23, 2000, the Company converted the existing receivable sales agreement between Textron Financial, formerly known as RFC Capital Corporation ("RFC"), and Essex to a loan and security agreement with RFC. The loan agreement provided for a loan facility of up to $5,000,000 based upon a borrowing eligibility formula contained in the agreement. Loans under the agreement bore interest at a rate per annum equal to the prime rate plus 4.5%, and the agreement required an annual fee of $75,000. The loan agreement contained various financial and operating covenants on the part of Essex, including restrictions on borrowings, payment of dividends, asset dispositions and capital expenditures. Effective November 30, 2001, the Company was in default of the agreement. All amounts payable under the loan agreement were secured by substantially all of the assets of Essex. eLEC, and all of its subsidiaries, had guaranteed the repayment of all borrowings under the loan agreement, and had pledged as collateral for such guarantee 1,000,000 shares of common stock of Talk. The loan agreement had a termination date of the earlier of (a) October 23, 2003;
      (b) the occurrence of a termination event (as defined); (c) the occurrence of an event of seller default (as defined); or (d) 90 days following payment by Essex of a termination fee (as defined). In addition, upon execution of the loan agreement, the Company granted RFC warrants to purchase 200,000 shares of its common stock at $1.54 per share. The warrants expire on October 23, 2010. The fair market value of the warrants granted to RFC of $313,449 was determined by the use of the Black-Scholes method and was to have been accounted for as additional interest expense over the term of the agreement. However, since the loan was in default, the loan was treated as a current liability at November 30, 2001, and the unamortized portion of $200,258 was deemed to be impaired at November 30, 2001 and was written-off (Note 19).

      On February 14, 2002, the loan facility was amended to change the borrowing eligibility formula requiring the Company to have additional collateral on amounts borrowed which resulted in decreased eligibility under the facility. In conjunction with the amendment, the Company was charged a $200,000 fee and the interest rate was increased three percentage points by RFC.

      On April 3, 2002, RFC entered into a forbearance agreement with the Company whereby RFC agreed not to terminate the facility or initiate action against the Company or collateral, except for the sale of Talk Stock, prior to May 31, 2002, provided the Company was not in default of any other provisions of the loan or forbearance agreements. The forbearance agreement required the Company to enter into an agreement with a third party to sell the business of Essex by May 11, 2002.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

7.    Long-Term Debt and Capital Lease Obligations (Continued)

      In June 2002, RFC directed that all pledged shares of Talk stock be sold to repay a portion of the borrowings under the agreement. On July 17, 2002, the Company received notice from RFC that RFC would no longer make cash advances under the loan agreement and demanding full repayment of all amounts outstanding by August 15, 2002. The loan was repaid in full during August 2002.

      On December 7, 2000, the Company acquired a building in New Rochelle, New York, which serves as the Company's headquarters. The purchase price of the building was $1,500,000, of which $1,100,000 was evidenced by a mortgage from the seller, and the remainder of the purchase price was paid in cash at closing. The mortgage requires interest payments only on a monthly basis through December 2005, when the entire principal balance becomes due. The interest rate is 10% through December 2001, and 11% for the remaining period.

      Line One, Inc., a wholly-owned subsidiary, had a $140,000 line of credit with a bank bearing interest at prime plus 1% that was repaid in full during the year ended November 30, 2001.

      The Company's Canadian subsidiary had a real property mortgage of approximately $284,000. The mortgage was repaid in December 2000 as the property was sold.

      Long-term debt consists of the following:

                                                                2002            2001
                                                             ----------      ----------
        Loan payable to RFC                                  $       --      $3,998,700

        Mortgage note payable                                 1,100,000       1,100,000

        Equipment loans payable in aggregate
         monthly installments of $1,497
         including interest ranging from 4.90% to 5.90%
         maturing at various dates through 2004                  32,187          42,516

        Capital lease obligations (Note 11)                      70,197         353,332
                                                             ----------      ----------

                                                              1,202,384       5,494,548
        Less current maturities                                  57,379       4,206,326
                                                             ----------      ----------

                                                             $1,145,005      $1,288,222
                                                             ==========      ==========

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

7.    Long-Term Debt and Capital Lease Obligations (Continued)

      Principal payments are due as follows:

                 Years ended November 30,
                 ------------------------
                           2003                            $   57,379
                           2004                                35,385
                           2005                                 9,620
                           2006                             1,100,000
                                                           ----------

                                                           $1,202,384
                                                           ==========

8.    Income Taxes

      At November 30, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $24,000,000 expiring in the years 2003 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,500,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code
      Section 382.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2002 and 2001 are as follows:

                                                                2002              2001
                                                            -----------       -----------
        Deferred tax assets:
          Net operating loss carryforwards                  $ 8,160,000       $ 7,200,000
          Allowance for doubtful accounts and accruals          930,000           770,000
          Depreciation and impairment charge                    280,000           530,000
                                                            -----------       -----------

                                                              9,370,000         8,500,000
        Valuation allowance                                  (9,370,000)       (8,500,000)
                                                            -----------       -----------

        Net deferred tax assets                             $        --       $        --
                                                            ===========       ===========

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

8.    Income Taxes (Continued)

      The following is a reconciliation of the tax provisions for the two years ended November 30, 2002 with the statutory Federal income tax rates:

                                                     Percentage of Pre-Tax Income
                                                     ----------------------------
                                                         2002          2001
                                                     -------------  -------------
        Statutory Federal income tax rate                (34.0%)       (34.0%)

        Operating losses generating no current tax
          benefit, United States                          34.0          34.0
                                                        ------        ------

                                                            --            --
                                                        ======        ======

9.    Petition for Relief Under Chapter 11

     On July 29, 2002, TSI, which had licenses to resell local and long distance service in four states, filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the Untied States Bankruptcy Court for the Southern District of New York and was assigned Case No. 02-20379 (ASH). Under Chapter 11, certain claims (liabilities subject to compromise) against TSI in existence prior to the filing of the petition for relief under the Federal Bankruptcy Laws, are stayed while TSI continues business operations as a debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date, resulting from rejection of executory contracts, including leases, and from the determination of the Court (or agreed to by parties-in-interest) of allowed claims for contingencies and other disputed amounts. The claim, which the bank maintains is secured by TSI's assets (See Note 6), is also stayed, although the claimant has the right to move the Court for relief from the stay.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

9.    Petition for Relief Under Chapter 11 (Continued)

      As of November 30, 2002, TSI had total assets of approximately $374,000 and total liabilities of approximately $947,000, of which approximately $899,000 represented pre-petition liabilities and approximately $48,000 represented post-petition liabilities. Pre-petition liabilities subject to compromise are reflected below:

         Line of credit                                         $150,000
         Trade payables and due
           to related parties (Note 12)                          646,000
         Other accrued expenses                                  103,000

10.   Pension Plans

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

10.   Pension Plans (Continued)

      Net periodic pension cost (gain) included the following components:

                                                           2002         2001
                                                         --------     --------

      Interest cost on projected benefit obligation      $ 48,591     $ 48,325
      Return on assets                                    (38,287)     (43,293)
      Net amortization of (gain) or loss                   20,743       10,364
                                                         --------     --------

                                                         $ 31,047     $ 15,396
                                                         --------     --------

      Following is a summary of significant actuarial assumptions used:

                                                           2002         2001
                                                          ------       ------

      Weighted-average discount rates                        7.0%         7.0%
      Rates of increase in compensation levels               5.0%         5.0%
      Expected long-term rate of return on assets            8.0%         8.0%

      The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                               November 30,
                                                             2002        2001
                                                          ---------   ---------

      Accumulated benefit obligation, including vested
        benefits of $736,717 and $699,741 at November
        30, 2002 and 2001, respectively                   ($736,717)  ($699,741)
                                                          ---------   ---------
      Projected benefit obligation for service rendered
        to date                                           ($736,717)  ($699,741)
      Plan assets at fair value                             417,601     456,045
                                                          ---------   ---------
      Plan assets in excess of  (deficiency in) unfunded
        projected benefit obligation                       (319,116)   (243,696)
                                                          ---------   ---------

      Accrued pension cost                                ($319,116)  ($243,696)
                                                          =========   =========

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions. For the year ended November 30, 2001, the Company contributed $65,000, and there was no contribution made for the year ended November 30, 2002.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

11.   Commitments

      Operating Leases

      The Company conducted a substantial portion of its operations utilizing leased facilities. Rent expense was $355,000 and $534,000 in 2002 and 2001, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

      The minimum annual rental commitments under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

                  Year ended November 30,
                  -----------------------

                            2003                             $70,000
                            2004                               2,000
                                                             -------

                                                             $72,000
                                                             =======

     On April 5, 2001, Essex entered into a lease for office space in Orlando Florida. The term of the lease was through May 2008, and required aggregate rentals of approximately $915,000 for the entire term of the lease. Essex abandoned the space during the year ended November 30, 2002. Essex has not paid rent since the date of abandoning the facility, and the remaining lease obligation aggregates approximately $819,000. The Company believes that the landlord has leased the space to a new tenant for a rental amount at least equal to Essex's commitment, and has not requested any additional rent from Essex accordingly no accrual has been made for any portion of the remaining lease obligation.

      Capital Lease Obligations

      The Company leases certain machinery and equipment with lease terms through 2005. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 12.40% to 26.41%. The capitalized cost and accumulated depreciation included in property and equipment is as follows:

                                                     2002           2001
                                                   --------       --------

      Cost                                         $253,276       $505,032
      Accumulated depreciation                      226,436        417,168
                                                   --------       --------

                                                   $ 26,840       $ 87,864
                                                   ========       ========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

11.   Commitments

      Capital Lease Obligations (Continued)

      The future minimum lease payments under the capital lease and net present value of future minimum lease payments for the ensuing years are summarized as follows:

                  Year ended November 30,
                  -----------------------

                            2003                             $49,854
                            2004                              23,273
                            2005                              12,051
                                                             -------

                                                              85,178
                  Less amount representing interest           14,981
                                                             -------

                  Present value of future minimum
                    lease payments (Note 7)                  $70,197
                                                             =======

12.   Related Party Transactions

      TSI has an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a shareholder, under which Telco provides TSI with collection, sales and other services. Expenses incurred in connection with this agreement, which are included in selling, general and administrative expenses in the consolidated statement of operations, amounted to $383,944 through November 30, 2002, of which $94,330 had been paid, and $289,614 was owed to Telco as of November 30, 2002 (Note 9).

      During the years ended November 30, 2002 and 2001, the Company billed Cordia, a related party (see Note 4), $93,335 and $44,239 for rent, telemarketing services, commissions, and other costs. Cordia billed the Company $52,544 and $30,000 for the years ended November 30, 2002 and 2001 for telecommunications services and other costs. As of November 30, 2002 and 2001, Cordia owed the Company $57,909 and $30,772.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

12.   Related Party Transactions (Continued)

      During the year ended November 30, 2001, the Company wrote off, as uncollectible, $211,000 of prior year amounts charged to Riderpoint, a wholly-owned subsidiary of Cordia, and which had been guaranteed by Cordia based on the financial condition of Cordia.

      During the year ended November 30, 2001, the Company sold approximately $126,000 of goods to a company controlled by its Chairman, which is included in discontinued operations.

13.   Asset Sale

      On September 3, 2002, the Company entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets of Essex (amounting to $1,102,103 at November 30, 2002), for five dollars plus the assumption of certain liabilities of Essex, amounting to $10,081,382 at November 30, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC also paid the Company $270,000 to reimburse the Company for amounts paid by the Company to Essex's lender, RFC. The sale, which closed on December 31, 2002, is expected to result in a potential gain of approximately $9,000,000. EAC entered into an agreement with Verizon that provides a payment schedule for the liabilities assumed from Essex. Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule.

     As the creditors of Essex did not consent to the assignment of their claims for receivable, Essex will remain liable for substantially all the obligations assumed in the sale until such time as they are paid. The June 30, 2002 unaudited financial statements of Biz indicate that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicate that there is significant uncertainty as to Biz and its subsidiaries' ability to repay the obligations described above. Accordingly, the Company will not record any gain until Essex is released from the assumed obligations.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

13.   Asset Sale (Continued)

      The Company has been billed for certain amounts from its service providers in certain states, which are disputed by the Company. The Company contends that the related invoicing of taxes, subscriber line charges, other fees and features are not in accordance with the agreements between the Company and the service providers. At November 30, 2002 and 2001, Essex has not paid for or accrued approximately $3,200,000 and $3,900,000 of such disputed amounts. Substantially all of the disputed liabilities are with Verizon, and have been transferred pursuant to the asset sale. Management of the Company believes that Essex would prevail in these disputes if the liability ultimately becomes payable by Essex and not EAC.

      Assets and liabilities transferred to EAC consisted of the following at November 30, 2002:

              Assets:
               Cash                                            $   109,134
               Accounts receivable, net                            872,092
               Property and equipment, net                          36,820
               Security deposits                                    84,057
                                                               -----------

                                                               $ 1,102,103
                                                               ===========

              Liabilities:
               Accounts payable and accrued expenses           $ 9,194,427
               Taxes payable                                       778,725
               Capital lease obligations                           108,230
                                                               -----------

                                                               $10,081,382
                                                               ===========

      The following unaudited pro forma summary presents information as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

13.   Asset Sale (Continued)

                                                      Unaudited
                                               --------------------------
                                                  2002           2001
                                               ---------     ------------

      Revenues                                 $ 284,197     $  1,422,304
                                               ---------     ------------

      Loss from continuing operations           (878,598)     (10,251,108)
                                               ---------     ------------

      Net loss                                 ($878,598)    ($10,255,208)
                                               =========     ============

      Basic and diluted loss per share             ($.06)           ($.69)
                                               =========     ============

14.   Discontinued Operations

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

      The operating results and remaining assets of the discontinued operations as of and for the year ended November 30, 2001 are summarized as follows:

      Sales                                                   $ 1,932,988
                                                              ===========

      Net gain (loss)                                             ($4,100)
                                                              ===========

      Current assets                                          $   113,782
                                                              ===========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

15.   Segment Reporting

      The Company evaluates the performance of its operating segments based on the operating income of the respective business units. Geographical information is not presented, as the continuing operations of the Company operate solely within the United States. A summary of business data for the Company's reportable segments, including assets held for sale (Note
      13) for the fiscal years 2002 and 2001 are as follows:

                                                          Discontinued
                                                           Operations
                                                            of Retail
                                                            Related
                                         Telecom-            Travel             Total
                                        munications          Products           Company
                                        -----------       -------------       ------------
      Revenue (external       2002      $ 14,242,079       $         --       $ 14,242,079
       customers)             2001      $ 19,692,720       $  1,932,988         21,625,708

      Segment loss            2002        (3,319,387)                --         (3,319,387)
                              2001       (12,369,593)            (4,100)       (12,373,693)

      Segment assets          2002         4,885,353                 --          4,885,353
                              2001         7,167,696            113,782          7,281,478

      Depreciation and
       amortization of        2002           261,436                 --            261,436
       long-lived assets      2001         1,084,120             65,319          1,149,439

      Interest expense        2002           437,119                 --            437,119
                              2001           740,456                 --            740,456

      Segment capital         2002                --                 --                 --
       expenditures           2001         2,806,158                 --          2,806,158

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

15.   Segment Reporting (Continued)

      Significant Sales Concentrations and Loss of Major Customer

      For the year ended November 30, 2001, one customer accounted for approximately $3,500,000, or 18% of the telecommunication segment revenue. In October 2001, this customer began to utilize other service providers and did not account for any significant revenues in 2002.

16.   Stockholders' Equity

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

      The Company's Stock Option Plan (the "Plan") provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the plan, options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. As of November 30, 2002, approximately 600,000 option shares remain available for future issuance.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

16.   Stockholders' Equity (Continued)

      During 1999, the Company established a new series of stock, Series B Preferred stock, $.10 par value. The Company was authorized to issue up to 1,300 shares of the Series B Preferred stock, and such stock is entitled to receive dividends when as, and if dividends are declared by the Company on its common stock. Each holder of Series B preferred stock has the right, at the option of the holder, to convert each share of such stock into 1,000 shares of common stock. The Company has the right to convert each share of Series B preferred stock into common stock at the same conversion ratio. The conversion price of shares of Series B preferred stock is subject to adjustment in the event of any reclassification, subdivision or combination of the Company's outstanding common stock into a greater or smaller number of shares by a stock split, stock dividend or other similar event. In the event of a dissolution, liquidation or winding up of the Company, the holders of Series B preferred stock are entitled to receive, if available, prior and in preference to the holders of common stock, an amount equal to $1,000 per share. Thereafter, any remaining assets, if any, would be distributed ratably to the holders of common stock. The holders of shares of Series B preferred stock are entitled to that number of votes on all matters presented to shareholders equal to the number of shares of common stock then issuable upon conversion of such shares of preferred stock. Without the approval of the holders of at least a majority of the Series B preferred stock then outstanding voting separately as a class, the Company may not amend its Certificate of Incorporation in any way that adversely affects the rights and preferences of the holders of the Series B preferred stock as a class. During 2001, certain of the Series B shareholders elected to convert their shares to common shares, resulting in the issuance of 100,000 shares of common stock.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

16.   Stockholders' Equity (Continued)

      The following is a summary of outstanding options:

                                                                               Weighted-
                                                                                Average
                                             Number       Exercise Price       Exercise
                                          of Shares          Per Share           Price
                                         ----------       ---------------      --------
      Outstanding November 30, 2000       3,027,215        $1.19 - $4.88       $   1.68

      Granted during year ended
         November 30, 2001                  859,000        $ .25 - $ .97       $    .42

       Exercised during year ended
              November 30, 2001            (400,000)            $.25           $    .25

      Canceled during year ended
              November 30, 2001            (555,886)       $1.19 - $4.19       $   1.60
                                         ----------

      Outstanding November 30, 2001       2,930,329        $ .25 - $4.88       $   1.52

      Granted during year ended
         November 30, 2002                   20,000             $.05           $    .05

      Exercised during year ended
            November 30, 2002              (200,000)            $.25           $    .25

      Canceled during year ended
          November 30, 2002              (1,131,876)        $.72 - $4.19       $   1.59
                                         ----------

      Outstanding November 30, 2002       1,618,453         $.05 - $4.88       $   1.60
                                         ==========

      Options exercisable, November
        30, 2001                          1,622,727        $ .25 - $4.88       $   1.47
                                         ==========

      Options exercisable, November
        30, 2002                          1,037,452         $.58 - $4.89       $   1.69
                                         ==========

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

16.   Stockholders' Equity (Continued)

      The following table summarizes information about the options outstanding at November 30, 2002:

                                   Options Outstanding                   Options Exercisable
                        ----------------------------------------      ---------------------------
                                        Weighted-
                                         Average       Weighted-                        Weighted-
         Range of                       Remaining       Average                          Average
         Exercise         Number       Contractual     Exercise          Number         Exercise
          Prices        Outstanding    Life (Years)     Price         Outstanding         Price
       -------------    -----------    ------------   ----------      -----------       ---------
       $ .05 - $ .97      205,500         3.34          $ .77            107,167          $ .90
       $1.19 - $1.75    1,122,959         2.55          $1.37            687,625          $1.36
       $2.00 - $4.88      289,994         1.83          $3.10            242,660          $2.97

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for stock options granted: annual dividends of $0.00 for all years, expected volatility of 125% for 2001 and 143% for 2002, risk-free interest rate of 4.63% for 2001 and 1.72% for 2002, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2002 and 2001 was $.04 and $.70, respectively.

      Under the above model, the total value of stock options granted in 2002 and 2001 was $895 and $162,825, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which generally range from five to ten years. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss would have been ($3,725,742) in 2002 and ($13,079,759) in 2001, and the Company's pro forma loss per share would be ($.24) for 2002 and ($.88) for 2001.

      On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during 2002 and 2001.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

16.   Stockholders' Equity (Continued)

      As of November 30, 2002 and 2001, warrants were outstanding to purchase up to 550,000 shares of the Company's common stock at prices ranging from $1.54 to $2.50. The warrants expire through October 23, 2010.

      On February 13, 2002, the Company received notification from NASDAQ that its stock was delisted from the NASDAQ Small Cap Market effective February 14, 2002. The Company's stock now trades on the OTC Bulletin Board.

17.   Risks and Uncertainties

      The Company buys substantially all of the telecommunication services that it resells from Regional Bell Operating Companies ("RBOC's"), and is, therefore, highly dependent upon them. Management of the Company believes that its relationship with them is satisfactory. Management of the Company believes that there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with the RBOC's or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its telecommunications business.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

17.   Risks and Uncertainties (Continued)

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

      - Lack of capital, borrowing capacity, and inability to generate cash flow.

18.   Quarterly Financial Data (Unaudited)

      During the fourth quarter of 2001, the Company recorded impairment charges of $4,707,100 (Note 19) and increases in the provision for doubtful accounts of approximately $852,000.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2002 AND 2001

19.   Asset Impairments

      During the year ended November 30, 2001, the Company recorded an impairment charge of $4,707,100, of which $2,750,823 was associated with the writedown of goodwill purchased in various acquisitions, and $1,956,277 was associated with the writedown of other long-lived assets, primarily property and equipment, leases and the unamortized loan discount described in Note 6. SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," requires the evaluation of impairment of long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that goodwill and other long-lived assets were impaired and should be written-off due to significant operating losses, and negative cash flows generated from acquisitions and operations, among other factors. Management also determined that the property and equipment was impaired and should be reduced to reflect its estimated net realizable value.