Form 10QSB
period 2003-02-28
ELEC COMMUNICATIONS CORP
filed 2003-04-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25


                                                  Commission File Number: 0-4465


         (Check One): |_| Form 10-KSB |_| Form 11-K |_| Form 20-F|X| Form 10-QSB |_| Form N-SAR
         For Period Ended:        February 28, 2003
                          ------------------------------------------------------
|_|   Transition Report on Form 10-K        |_|   Transition Report on Form 10-Q
|_|   Transition Report on Form 20-F        |_|  Transition Report on Form N-SAR
|_|  Transition Report on Form 11-K
         For the Transition Period Ended:
                                         ---------------------------------------

  Read attached instruction sheet before preparing form. Please print or type.


     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification related to a portion of the filing check above, identify the item(s) to which the notification relates:

--------------------------------------------------------------------------------

                                     PART I
                             REGISTRANT INFORMATION

Full name of registrant         eLEC COMMUNICATIONS CORP.
                       ---------------------------------------------------------

Former name if applicable

--------------------------------------------------------------------------------


Address of principal executive office (Street and number)
                                 543 Main Street
--------------------------------------------------------------------------------

City, state and zip code      New Rochelle, New York  10801
                        --------------------------------------------------------

Part II

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed: (Check appropriate box.)

|X|      (a)      The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

|X|      (b)      The subject quarterly report on Form 10-QSB will be filed on or before the fifth calendar day following the prescribed due date;

|_|      (c)      The accountant's statement or other exhibit required by Rule
                  12b-25(c) has been attached if applicable.


Part III

     State below in reasonable detail the reasons why Form 10-QSB could not be filed within the prescribed period.

          The preparation of our Quarterly Report on Form 10-QSB for the fiscal quarter ended February 28, 2003 was delayed due to our inability to obtain from third parties certain information necessary for us to complete our financial reporting.

          As a result of the foregoing, our Quarterly Report on Form 10-QSB for the quarter ended February 28, 2003 will be filed on or before April 21, 2003, which is within the extension period provided under Rule 12b-25.


Part IV

     (1) Name and telephone number of person to contact in regard to this notification.

                         Eric M. Hellige (212) 421-4100
                         ------------------------------


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

                           Yes |X|                   No |_|


     Our net revenues for the three-month period ending February 28, 2003 decreased by approximately $3,128,000, or approximately 70%, to approximately $1,347,000 as compared to approximately $4,475,000 reported for the three-month period ending February 28, 2002. The decrease in revenues is directly attributable to the sale of the customer base of our subsidiary, Essex Communications, Inc. ("Essex"), on December 31, 2002. The decrease in Essex sales was offset by aggregate telephone services revenue of approximately $412,000 reported by our other subsidiaries, New Rochelle Telephone and Telecarrier Services, each of which had no comparable sales for the three months ending February 28, 2002.

Our gross profit for the three-month period ending February 28, 2003 decreased by approximately $856,000 to approximately $589,000 from approximately $1,445,000 reported in the three-month period ending February 28, 2002, and the gross profit percentage increased to 43.8% from 32.3% reported in the prior fiscal period. The decrease in gross profit is directly related to the sale of Essex's customer base as discussed above. The increase in gross profit percentage reflects our new sales strategy to sell in only those states in which we believe we will be able to achieve a margin of at least 40%.

Selling, general and administrative expenses ("SG&A") decreased by approximately $936,000, or approximately 38%, to approximately $1,533,000 for the three-month period ending February 28, 2003 from approximately $2,469,000 reported in prior fiscal period. This decrease in expense is directly related to the curtailment of our Essex operations and our on-going efforts to implement various cost-cutting measures, which included, among other things, a reduction in staffing. SG&A expenses incurred by Essex represented approximately $645,000 of the $1,533,000 in quarterly SG&A costs.

Interest expense decreased by approximately $110,000, to approximately $35,000 for the three-months ending February 28, 2003, as compared to approximately $145,000 for the three months ending February 28, 2002. The decrease in interest resulted from the termination of our credit facility that was in place in the prior period.

Interest  and other  income  for the  three  months  ending  February  28,  2003 increased by approximately $81,000 from amounts reported in the prior fiscal period resulting primarily from commission and rental income.

Gain on the sale of assets for the three months ending February 28, 2003 was approximately $1,597,000, as compared to no gain for the three months ending February 28, 2002.

     eLEC COMMUNICATIONS CORP. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  April 15, 2003                       By:   /s/Paul H. Riss
                                                  ------------------------------
                                                  Name:  Paul H. Riss
                                                  Title: Chief Executive Officer
                                  Page 4 of 4