Form 10QSB
period 2003-04-21
ELEC COMMUNICATIONS CORP
filed 2003-04-21
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2003.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________________.

                          Commission file number 0-4465

                            eLEC Communications Corp.
           (Name of Small Business Issuer as Specified in Its Charter)

                  New York                                   13-2511270
         (State or Other Jurisdiction                    (I.R.S. Employer
      of Incorporation or Organization)                 Identification No.)

   543 Main Street New Rochelle, New York                       10801
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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,608,282 shares of Common Stock, par value $.10 per share, as of April 1, 2003.

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                         Feb. 28, 2003
                                                                         -------------
                                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                               $    510,319
   Accounts receivable, net                                                    428,809
   Investment securities                                                        56,801
   Other investments                                                            71,430
   Prepaid expenses and other current assets                                   250,320
   Due from related party                                                       34,489
                                                                          ------------
Total current assets                                                         1,352,168

Property, plant  and equipment, net                                          1,794,419

Other assets                                                                   338,949
                                                                          ------------
Total assets                                                              $  3,485,536
                                                                          ============

Liabilities and stockholders' equity deficiency
Current liabilities:
  Short-term borrowings                                                   $    150,000
  Current maturities of long-term debt and capital lease
     obligations                                                                37,240
  Accounts payable and accrued expenses                                      3,567,980
  Due to related parties                                                       310,791
  Liabilities assumed in sale                                                7,761,022
                                                                          ------------
Total current liabilities                                                   11,827,033
                                                                          ------------
Long-term debt and capital lease obligations, less current
     maturities                                                              1,137,755
                                                                          ------------
Stockholders' equity deficiency:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 shares, liquidation preference $1,000 per share              2
  Common stock $.10 par value, 50,000,000 shares authorized,
    15,619,282 shares issued                                                 1,561,928
  Capital in excess of par value                                            25,671,342
  Deficit                                                                  (36,731,516)
  Treasury stock at cost, 11,000 shares                                        (27,500)
  Accumulated other comprehensive income, unrealized gain on
     securities                                                                 46,492
                                                                          ------------
    Total stockholders' equity deficiency                                   (9,479,252)
                                                                          ------------
Total liabilities and stockholders' equity deficiency                     $  3,485,536
                                                                          ============

See notes to the condensed consolidated financial statements
                   eLEC Communications Corp. and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                               For the Three Months Ended
                                                              Feb. 28, 2003   Feb. 28, 2002
                                                              -------------   -------------
Revenues                                                      $  1,347,029    $  4,475,092
                                                              ------------    ------------
Costs and expenses:
  Costs of services                                                757,695       3,030,327
  Selling, general and administrative                            1,533,415       2,469,372
  Depreciation and amortization                                     30,816          54,135
                                                              ------------    ------------
               Total costs and expenses                          2,321,926       5,553,834
                                                              ------------    ------------

Loss from operations                                              (974,897)     (1,078,742)
                                                              ------------    ------------
Other income (expense):
Interest expense                                                   (35,087)       (144,857)
Interest and other income                                           85,058           4,505
Gain on sale of assets                                           1,596,889              --
Gain on sale of investment securities and other investments         33,836          54,424
                                                              ------------    ------------
                                                                 1,680,696         (85,928)
                                                              ------------    ------------
Net income (loss)                                                  705,799      (1,164,670)

Other comprehensive income (loss) - unrealized
 income (loss) on marketable securities                            (23,430)        105,076
                                                              ------------    ------------
Comprehensive income (loss)                                   $    682,369    ($ 1,059,594)
                                                              ============    ============

Basic and diluted earnings (loss) per share                   $       0.05    ($      0.07)
                                                              ============    ============

Weighted average number of common shares outstanding

    Basic                                                       15,608,282      15,603,826
                                                              ============    ============
    Diluted                                                     15,626,377      15,603,826
                                                              ============    ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                     Feb. 28, 2003    Feb. 28, 2002
                                                                     -------------    -------------
Net cash (used in) provided by operating activities:                   ($515,369)       $  43,669
                                                                       ---------        ---------
Cash flows from investing activities:
   Proceeds from sale of investment securities and other investments     100,000           56,922
   Proceeds from note                                                     14,549           14,554
                                                                       ---------        ---------
Net cash provided by investing activities                                114,549           71,476
                                                                       ---------        ---------
Cash flows from financing activities:
   Repayment of long-term debt                                           (27,389)        (582,830)
   Proceeds from exercise of stock options                                    --           45,000
                                                                       ---------        ---------
Net cash used in financing activities                                    (27,389)        (537,830)
                                                                       ---------        ---------

Decrease in cash and cash equivalents                                   (428,209)        (422,685)
Cash and cash equivalents at beginning of period                         938,528          797,616
                                                                       ---------        ---------
Cash and cash equivalents at the end of period                         $ 510,319        $ 374,931
                                                                       =========        =========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                                           $  35,087        $ 141,253
                                                                       ---------        ---------

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2002.

Note 2-Principal Financing Arrangements

Our financing arrangements consist of a mortgage loan of $1.1 million due in December 2005, with monthly payments of interest only at the rate of 11% per annum, and no prepayment penalty, and a $150,000 working capital loan to our wholly-owned subsidiary, Telecarrier Services, Inc. ("Telecarrier"), which filed for relief under Chapter 11 of the United States Bankruptcy Code. See Note 7.

Note 3-Investment Securities

Details as to investment securities at February 28, 2003 are as follows:

                                                        Fair         Unrealized
                                        Cost           Value        Holding Gain
                                        ----           -----        ------------

Equity securities                     $10,309         $56,801          $46,492

Our investment securities consisted of 10,143 common shares of Talk America Holdings Inc. ("Talk") valued at $5.60 per share at February 28, 2003.

Note 4-Major Customer

During the three months ended February 28, 2003 and 2002, no one customer accounted for more than 10% of revenue.

Note 5-Income Taxes

At November 30, 2002, we had net operating loss carryforwards for Federal income tax purposes of approximately $24,000,000 expiring in the years 2003 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,500,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

Note 6- Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. A reconciliation of the shares used in the computation of our basic and diluted earnings (loss) per common share is as follows:

                                                       Three Months Ended
                                                           February 28,
                                                      2003              2002
                                                   ----------        ----------

Weighted average common shares outstanding         15,608,282        15,603,826
Dilutive effect of securities                          18,095                --
                                                   ----------        ----------
                                                   15,626,377        15,603,826
                                                   ==========        ==========

For the three months ended February 28, 2003 and 2002, the computation of diluted earnings (loss) per share excludes the effect of the assumed exercise of approximately 1,770,000 and 3,010,000 stock options, warrants and convertible preferred stock that were outstanding because the effect would be anti-dilutive.

Note 7-Petition for Relief Under Chapter 11

On July 29, 2002 (the "Petition Date"), Telecarrier, our wholly-owned subsidiary, which has licenses to resell local and long distance service in four states, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York and was assigned Case No. 02-20379 (ASH). Under Chapter 11, certain claims (liabilities subject to compromise) against Telecarrier in existence prior to the Petition Date are stayed while Telecarrier continues business operations as a debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including equipment leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. A claim for $150,000, which a lender maintains is secured by Telecarrier's assets (See Note 3), is also stayed, although the claimant has the right to move the Court for relief from the stay.

As of February 28, 2003, Telecarrier had total assets of approximately $290,000 and total liabilities of approximately $1,081,000, of which approximately $871,000 represented pre-petition liabilities and approximately $210,000 represented post-petition liabilities. Pre-petition liabilities subject to compromise are reflected below:

  Line of credit                                       $150,000
  Trade payables and due to related parties             618,000
  Other accrued expenses                                103,000

Note 8 - Legal Proceedings

Essex Communications Inc. ("Essex") is a party to two legal actions over amounts owed to creditors. While legal counsel is unable to predict the outcome of these actions, we believe such actions will not result in a liability that will have a material adverse effect on our consolidated financial condition. Any judgment against Essex, however, could result in the liquidation of Essex, as it no longer has any significant liquid assets that can be utilized to settle any judgments. The legal actions are seeking aggregate damages of approximately $1,500,000 from Essex. In one legal action, however, the plaintiff is in the process of filing an amended complaint for substantially lower amounts because the plaintiff is a landlord and has leased the space that Essex was occupying. In the other legal action, a judgment of approximately $54,000 was awarded against Essex, and Essex is appealing the award. Essex has disputes and counterclaims for both actions and it has accrued payables of approximately $120,000, which the management of Essex believes is a sufficient amount to settle such claims. See Note 10 below regarding the sale of assets by Essex on December 31, 2002.

Note 9-Risks and Uncertainties

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are less desirable suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory agreements that govern the rates we are to be charged. In light of the foregoing, it is possible that the loss of one or more of our relationships with the RBOCs or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on our ability to conduct our telecommunications business.

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

      -     Increased price competition in local or long distance service.

      -     Failure or interruption in our network or information systems.

      -     Changes in government policy, regulation or enforcement.

      - Failure of our collection management system and credit controls efforts for customers.

      -     Inability to adapt to technological change.

      -     Competition in the telecommunications industry.

      -     Inability to manage customer attrition or bad debt expense.

      -     Adverse change in our relationship with third party carriers.

      - Failure or bankruptcy of other telecommunications companies upon which we rely for services and revenues.

      - Our operations are currently using cash, and our cash position is deteriorating. We may run out of cash and be unable to conduct business.

Note 10-Asset Sale

On September 3, 2002, we entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets of Essex (amounting to $1,194,601 at December 31, 2002), for five dollars plus the assumption of certain liabilities of Essex amounting to $10,552,512 at December 31, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC also paid us $270,000 to reimburse us for amounts paid by us to Essex's former lender, Textron Financial Corporation. The sale, which closed on December 31, 2002, is expected to result in a potential gain of approximately $9,300,000. EAC entered into an agreement with Verizon that provides a payment schedule for the liabilities assumed from Essex. Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule.

The agreement with Verizon provides that Essex will remain liable for substantially all the obligations assumed in the sale until such time as they are paid by EAC. The last publicly unaudited financial statements of Biz dated June 30, 2002 indicate that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicate there is significant uncertainty as to the ability of Biz and its subsidiaries to repay the obligations described above. Accordingly, we will only record gains when Verizon reports to us that EAC has made payments to them to reduce the Essex obligations that were assumed by EAC. In the quarter ending February 28, 2003, EAC made payments to Verizon and other of Essex's creditors of $2,791,490, which reduced the liabilities of Essex and resulted in gains to us of approximately $1,597,000. EAC, while untimely in the past, is current in its payments to Verizon as of April 16, 2003.

Essex has been billed for certain amounts from its service providers in certain states, which are disputed by Essex. Essex contends that the related invoicing of taxes, subscriber line charges and other fees and features are not in accordance with the agreements between Essex and the service providers. At February 28, 2003 and 2002, Essex has not paid for or accrued approximately $3,200,000 and $4,000,000 of such disputed amounts. Substantially all of the disputed liabilities are with Verizon, and have been transferred pursuant to the asset sale. We believe Essex will prevail in these disputes if Verizon deems us liable.

Assets and liabilities transferred to EAC consisted of the following at December 31, 2002:

      Assets:
        Cash                                                   $    44,024
        Accounts receivable, net                                 1,030,669
        Property and equipment, net                                 35,851
        Security deposits                                           84,057
                                                               -----------

                                                               $ 1,194,601
                                                               ===========

      Liabilities:
        Accounts payable and accrued expenses                  $ 9,671,563
        Taxes payable                                              782,572
        Capital lease obligations                                   98,377
                                                               -----------

                                                               $10,552,512
                                                               ===========

As of February 28, 2003, we recorded a gain on the transaction of approximately $1,597,000. This gain is calculated by taking all liabilities assumed by EAC that were paid by EAC before March 1, 2003 and subtracting the book value of the assets transferred.

      Assumed liabilities paid by EAC                           $2,791,490
      Assets transferred to EAC                                  1,194,601
                                                                ----------
      Gain                                                      $1,596,889
                                                                ==========

We will continue to recognize additional amounts of gain on the asset sale in subsequent quarters, if and when EAC pays the liabilities it assumed from Essex.

The following unaudited pro forma summary presents consolidated financial information of our operations for the three-month periods ending February 28, 2003 and 2002, as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                        Unaudited
                                                -------------------------
                                                   2003           2002
                                                ---------     -----------

      Revenues                                  $ 453,833     $    63,159
                                                ---------     -----------

      Net loss                                  ($597,292)    ($1,034,207)
                                                ---------     -----------

      Basic and diluted loss per share             ($0.04)         ($0.07)
                                                =========     ===========

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

Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We invested our capital in our Operations Support System ("OSS") to support our customers and we lease facilities on an as-needed basis from ILECs while we build our customer base. After we have obtained a substantial geographical concentration of customers, we will make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be more flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy and have enabled us to better utilize our limited capital.

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

We believe UNE-P is the preferable platform for any CLEC to operate under while it is growing and building a customer base. We have designed our OSS to be flexible and scalable so that any company that wants to begin providing local exchange services utilizing UNE-P can rely on our OSS. UNE-P has substantial value because it allows a CLEC to provide service with significantly lower capital requirements than either fiber-based or wireless systems, and to offer services to a broader customer base more quickly and at a lower price. The ability to rapidly provision accounts and to deliver reliable service at a lower price than offered by the ILECs should provide us with certain competitive advantages as we market our services to small business and residential customers. Recently, several ILECs have petitioned the Federal Communications Commission ("FCC") to make changes to regulatory requirements for the UNE-P service offering. These ILECs have attempted to lobby the FCC and state public utility commissions to impose restrictions on certain individual network elements that would destroy the competitive value of the UNE-P structure. If the ILECs succeed in their lobbying efforts, it is likely the resulting amendments to the existing UNE-P structure will significantly harm our operations and gross margins.

In March 2002, UNE-P became more valuable to us when the costs charged to us for providing local voice services on the UNE-P service offering in New York State were lowered. We believe current rates are also very attractive in New Jersey and Pennsylvania. Our original CLEC business, built in our wholly-owned subsidiary, Essex, began as a reseller with approximately 10% gross margins. This subsidiary was unable to operate profitably and we sold the Essex customer base and related assets on December 31, 2002. Another CLEC subsidiary that we own, Telecarrier, is operating under the protection of Chapter 11 of the Federal Bankruptcy Code. As with Essex, Telecarrier began as a reseller and was unable to operate profitably. Our primary operating CLEC, New Rochelle Telephone Corp. ("NRTC"), is selling services in New York State only, and is currently achieving gross margins over 40%. As a start-up CLEC, NRTC is not yet profitable. If we are able to obtain an appropriate working capital facility, we project NRTC will be able to reach a breakeven level this year. However, there can be no assurance that this will occur, nor can there be any assurance we will be able to obtain the financing we are seeking. Failure to reach a breakeven level in our operations could cause us to seek to reorganize under applicable bankruptcy laws.

Three Months Ended February 28, 2003 vs. Three Months Ended February 28, 2002

Our net revenues for the three-month period ending February 28, 2003 decreased by approximately $3,128,000, or approximately 70%, to approximately $1,347,000 as compared to approximately $4,475,000 reported for the three-month period ending February 28, 2002. The decrease in sales is directly attributable to the sale of Essex's customer base on December 31, 2002, discussed above. For the three months ending February 28, 2003, Essex's sales were approximately $893,000. After the sale of the customer base on December 31, 2002, Essex did not have any additional sales, and we believe Essex will eventually be dissolved or sold. Sales of $893,000 represent a decrease in Essex's quarterly sales by approximately $3,519,000, or 80%, as compared to approximately $4,412,000 reported for the three months ending February 28, 2002. The decrease in Essex sales was offset by aggregate sales of approximately $412,000 reported by NRTC and Telecarrier, each of which had no comparable sales for the three months ending February 28, 2002. We anticipate sales for NRTC and Telecarrier to continue to increase in the second quarter of fiscal 2003, as we work to add new customers. In March 2003, we invoiced NRTC and Telecarrier customers a total of approximately $373,000 for 7,453 lines. Our line count and customer base has continued to grow in April 2003, but additional growth will be directly related to the cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the three-month period ending February 28, 2003 decreased by approximately $856,000 to approximately $589,000 from approximately $1,445,000 reported in the three-month period ending February 28, 2002, and the gross profit percentage increased to 43.8% from 32.3% reported in the prior fiscal period. The decrease in gross profit is directly related to the sale of Essex's customer base as discussed above. The increase in gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of at least 40%. In the first quarter of fiscal 2003, NRTC and Telecarrier sold telephone service in New York State and in March 2003 Telecarrier began selling services in New Jersey. We plan to expand NRTC's service offerings into Pennsylvania during the second quarter of fiscal 2003.

Selling, general and administrative expenses ("SG&A") decreased by approximately $936,000, or approximately 38%, to approximately $1,533,000 for the three-month period ending February 28, 2003 from approximately $2,469,000 reported in prior fiscal period. This decrease in expense is directly related to the curtailment of our Essex operations and our on-going efforts to implement various cost-cutting measures, which included, among other things, a reduction in staffing. SG&A expenses incurred by Essex represented approximately $645,000 of the $1,533,000 in quarterly SG&A costs. Currently, our SG&A costs are approximately $290,000 per month, approximately $90,000 of which represents new line acquisition expenses. We continue to evaluate our operations for efficiencies, and we are looking for ways to implement further SG&A reductions in the remainder of fiscal 2003.

Depreciation and amortization expense decreased by approximately $23,000, to approximately $31,000 for the three months ending February 28, 2003 as compared to approximately $54,000 for the three months ending February 28, 2002. The decline in depreciation is partially attributable to the sale of certain assets to EAC on December 31, 2002.

Interest expense decreased by approximately $110,000, to approximately $35,000 for the three-months ending February 28, 2003 as compared to approximately $145,000 for the three months ending February 28, 2002. The decrease in interest resulted from the termination of our credit facility that was in place in the prior period.

Interest and other income for the three months ending February 28, 2003 increased by approximately $81,000 from amounts reported in the prior fiscal period resulting primarily from commission and rental income.

Gain on the sale of assets for the three months ending February 28, 2003 was approximately $1,597,000 (See Note 10).

Gain on the sale of investment securities and other investments for the three-month period ending February 28, 2003 was approximately $34,000, which resulted from the sale of Cordia Corporation ("Cordia") shares, as compared to $54,000 for the three months ending February 28, 2002, which resulted from the sale of Talk shares.

Liquidity and Capital Resources

At February 28, 2003, we had cash and cash equivalents of approximately $510,000, including approximately $231,000 in Telecarrier, and negative working capital of approximately $10,475,000 as compared to cash and cash equivalents available of approximately $375,000, and negative working capital of approximately $9,040,000 at February 28, 2002. Of such working capital deficit at February 28, 2003, approximately $7,761,000 in liabilities were assumed by EAC on December 31, 2002, for which we remain liable.

Net cash (used in) provided by operating activities aggregated approximately ($515,000) and $44,000 in the three-month periods ending February 28, 2003 and 2002, respectively. The principal source of cash in fiscal 2003 was the net profit for the period of approximately $706,000, which was partially offset by the net effect of the gain on the transfer of assets to EAC of approximately $1,597,000. The principal use of cash in fiscal 2002 was the loss for the period of approximately $1,165,000, which was offset by the increase in accounts payable, principally through the delaying of payments to vendors, and the reduction in accounts receivable of approximately $899,000 and $264,000, respectively.

Net cash provided by investing activities aggregated approximately $115,000 and $71,000 in the three-month periods ending February 28, 2003 and 2002, respectively. The principal source of cash in fiscal 2003 and 2002 were the proceeds from the sale of investment securities and other investments of approximately $100,000 and $57,000, respectively.

Net cash used in financing activities aggregated approximately $27,000 and $538,000 in the three-month periods ending February 28, 2003 and 2002, respectively. In fiscal 2003, net cash used in financing activities resulted from the repayment of debt. In fiscal 2002, net cash used in financing activities resulted from the repayment of short and long-term debt of approximately $583,000, which was offset by the proceeds from the exercise of stock options of approximately $45,000.

For the three-month period ending February 28, 2003, we had no capital expenditures. We do not expect to make any significant capital expenditures for the remainder of fiscal 2003.

At February 28, 2003, we owned approximately 10,000 shares of Talk (NASDAQ:TALK) and 83,000 shares of Cordia (OTCBB:CORG). We have the right to purchase approximately 95,000 additional shares of Talk if we exercise a warrant. The warrant exercise price is $6.30 per share and, at February 28, 2003, was not in-the-money, as Talk common stock was trading at approximately $5.60 per share at such date.

The report of the independent auditors on our 2002 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have worked during the course of the year to improve our financial condition and, as discussed previously, the sale of most of the assets and liabilities of our wholly-owned subsidiary, Essex, in December 2002, has helped us to continue our business operations. However, we do not believe we currently have enough working capital to build our business to a profitable level. We now are seeking a working capital facility that will provide us with financing of up to 80% of our outstanding accounts receivables. We anticipate that with such financing, we will be able to achieve our plan of becoming profitable before the end of this fiscal year. In lieu of such asset-based financing, new debt or equity financing of up to $1 million, or a sale of additional assets of such amount, would be required to fund our operations. Given the current market price of our common stock and the current market conditions in the telecom sector, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. However, we are also looking at other ways to raise cash for operations, such as a second mortgage on our building or the sale or rental of our building. We are considering an offer to sell our building and have signed a non-binding letter of intent. We believe this sale would generate sufficient cash for us to carry out our business plan. We anticipate working with the buyer to close the transaction as soon as possible so that the cash proceeds will be available to us. The failure to close this transaction promptly, to secure bridge financing until such transaction closes or to raise the necessary funds to finance our operations will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual inability to pay our operating expenses, which would adversely affect our ability to continue operating as a going concern.

eLEC COMMUNICATIONS CORP.

                            PART II-OTHER INFORMATION

Item 2. Changes in Securities

      None

Item 3. Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.

                None

            (b) Reports on Form 8-K

            On March 17, 2003, we filed a Current Report on Form 8-K providing certifications of our Principal Executive Officer and Principal Financial Officer with respect to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     eLEC Communications Corp.

  April 21, 2003                     By: /s/ Paul H. Riss
------------------                       ----------------
Date                                     Paul H. Riss
                                         Chief Executive Officer
                                         (Principal Financial and
                                         Accounting Officer)

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

Date: April 21, 2003


                                            /s/ Paul H. Riss
                                        ----------------------------------------
                                        Paul H. Riss
                                        Chief Executive Officer and Principal
                                        Financial and Accounting Officer