Form 10QSB
period 2003-05-31
ELEC COMMUNICATIONS CORP
filed 2003-07-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2003.
                               ------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to      .
                               ------   ------

                          Commission file number 0-4465
                                                 ------

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
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,608,282 shares of
                                                            --------------------
Common Stock, par value $.10 per share, as of July 1, 2003.
----------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------
                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                         May 31, 2003
                                                                         ------------
                                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                               $    333,289
   Accounts receivable, net                                                    344,912
   Investment securities                                                        36,997
   Other investments                                                            29,113
   Prepaid expenses and other current assets                                   428,351
                                                                          ------------
   Total current assets                                                      1,172,662

Property, plant  and equipment, net                                          1,758,486

Other assets                                                                    43,170
                                                                          ------------
Total assets                                                              $  2,974,318
                                                                          ============

Liabilities and stockholders' equity deficiency
Current liabilities:
  Short-term borrowings                                                   $    150,000
  Current maturities of long-term debt and capital lease obligations            24,138
  Accounts payable and accrued expenses                                      4,038,389
  Due to related party                                                          59,286
  Liabilities assumed in sale                                                7,021,713
                                                                          ------------
 Total current liabilities                                                  11,293,526
                                                                          ------------



Long-term debt and capital lease obligations, less current
     maturities                                                              1,127,803
                                                                          ------------
Stockholders' equity deficiency:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 shares,  liquidation  preference $1,000 per
     share                                                                           2
  Common stock $.10 par value, 50,000,000 shares authorized,
    15,619,282 shares issued                                                 1,561,928
  Capital in excess of par value                                            25,671,342
  Deficit                                                                  (36,682,660)
  Treasury stock at cost, 11,000 shares                                        (27,500)
  Accumulated other comprehensive income, unrealized gain on
    securities                                                                  29,877
                                                                          ------------
    Total stockholders' equity deficiency                                   (9,447,011)
                                                                          ------------
 Total liabilities and stockholders' equity deficiency                    $  2,974,318
                                                                          ============

See notes to the condensed consolidated financial statements


                   eLEC Communications Corp. and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                    For the Six Months Ended             For the Three Months Ended
                                                 May 31, 2003      May 31, 2002       May 31, 2003       May 31, 2002
                                                 ------------      ------------       ------------       ------------


Revenues                                         $  2,500,445       $  8,175,683       $  1,153,416       $  3,700,591
                                                 ------------       ------------       ------------       ------------
Costs and expenses:
 Costs of services                                  1,337,129          5,484,594            579,434          2,454,267
 Selling, general and administrative                2,780,871          5,039,292          1,247,456          2,571,063
 Depreciation and amortization                         63,643            136,219             32,827             82,084
                                                 ------------       ------------       ------------       ------------
               Total costs and expenses             4,181,643         10,660,105          1,859,717          5,107,414
                                                 ------------       ------------       ------------       ------------

Loss from operations                               (1,681,198)        (2,484,422)          (706,301)        (1,406,823)
                                                 ------------       ------------       ------------       ------------
Other income (expense):
Interest expense                                      (69,444)          (298,903)           (34,357)          (154,046)
Interest and other income                             164,680             10,603             79,622              6,098
Gain on sale of assets                              2,256,855                 --            659,966                 --
Gain  on sale of  investment securities and
other investments                                      83,761            684,233             49,925            630,952
                                                 ------------       ------------       ------------       ------------
                                                    2,435,852            395,933            755,156            483,004
                                                 ------------       ------------       ------------       ------------
Net income (loss)                                     754,654         (2,088,489)            48,855           (923,819)
Other comprehensive income - unrealized
income on marketable securities                         4,226            514,817             13,796            483,721
                                                 ------------       ------------       ------------       ------------
Comprehensive income (loss)                      $    758,880       ($ 1,573,672)      $     62,651       ($   440,098)
                                                 ============       ============       ============       ============
Basic and diluted earnings (loss) per share      $       0.05       ($      0.13)      $       0.00       ($      0.06)
                                                 ============       ============       ============       ============
Weighted average number of common shares
outstanding
   Basic                                           15,608,282         15,606,079         15,608,282         15,608,282
                                                 ============       ============       ============       ============
   Diluted                                         15,629,293         15,606,079         15,632,209         15,608,282
                                                 ============       ============       ============       ============

See notes to the condensed consolidated
financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              For the Six Months Ended
                                                                          May 31, 2003      May 31, 2002
                                                                          ------------      ------------
Net cash (used in) provided by operating activities:                      ($  745,399)      $   870,480
                                                                          -----------       -----------
Cash flows from investing activities:
   Proceeds from sale of investment securities and other investments          153,227           679,162
   Proceeds from the sale of property and equipment                            15,650             4,000
   Proceeds from note                                                          29,102            29,108
                                                                          -----------       -----------
   Net cash provided by investing activities                                  197,979           712,270
                                                                          -----------       -----------
Cash flows from financing activities:
   Repayment of long-term debt                                                (57,819)       (1,750,486)
   Proceeds from exercise of stock options                                         --            45,000
                                                                          -----------       -----------
 Net cash used in financing activities                                        (57,819)       (1,705,486)
                                                                          -----------       -----------
Decrease in cash and cash equivalents                                        (605,239)         (122,736)
Cash and cash equivalents at beginning of period                              938,528           797,616
                                                                          -----------       -----------
Cash and cash equivalents at the end of period                            $   333,289       $   674,880
                                                                          ===========       ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest                                                             $    69,444       $   302,433
                                                                          -----------       -----------


See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2002.

Note 2-Principal Financing Arrangements
---------------------------------------

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

Note 3-Investment Securities
----------------------------

Details as to investment securities at May 31, 2003 are as follows:

                                             Fair       Unrealized
                                  Cost       Value     Holding Gain
                                  ----       -----     ------------

Equity securities                $7,120     $36,997      $29,877

Our investment securities consisted of 4,143 common shares of Talk America Holdings Inc. ("Talk") valued at $8.93 per share at May 31, 2003.

Note 4-Major Customer
---------------------

During the three and six months ended May 31, 2003 and 2002, no one customer accounted for more than 10% of revenue.

Note 5-Income Taxes
-------------------

At November 30, 2002, we had net operating loss carryforwards for Federal income tax purposes of approximately $24,000,000 expiring in the years 2003 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,500,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

Note 6- Earnings (Loss) Per Common Share
----------------------------------------

Basic  earnings  (loss) per common  share is  calculated  by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. A reconciliation of the shares used in the computation of our basic and diluted earnings (loss) per common share for the six and three months ended May 31, 2003 and 2002 is as follows:

                                                         Six Months Ended
                                                              May 31,
                                                      2003               2002
                                                   ---------           -------

Weighted average common shares outstanding        15,608,282        15,609,079
Dilutive effect of securities                         21,011                 -
                                                ------------       -----------
                                                  15,629,293        15,606,079
                                                ============       ===========

                                                        Three Months Ended
                                                              May 31,
                                                     2003                 2002
                                                   ---------           -------

Weighted average common shares outstanding        15,608,282        15,608,282
Dilutive effect of securities                         23,927                 -
                                                ------------       -----------
                                                  15,632,209        15,608,282
                                                ============       ===========

For the six months ended May 31, 2003 and May 31, 2002, the computation of diluted earnings (loss) per share excludes the effect of the assumed exercise of approximately 1,750,000 and 3,000,000 stock options, warrants and convertible preferred stock that were outstanding because the effect would be anti-dilutive.

Note 7-Petition for Relief Under Chapter 11
-------------------------------------------

On July 29, 2002 (the "Petition Date"), Telecarrier, our wholly-owned subsidiary, which has licenses to resell local and long distance service in four states, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York and was assigned Case No. 02-20379 (ASH). Under Chapter 11, certain claims (liabilities subject to compromise) against Telecarrier in existence prior to the Petition Date are stayed while Telecarrier continues business operations as a debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including equipment leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. A claim for $150,000, which a lender maintains is secured by Telecarrier's assets (See Note 2), is also stayed, although the claimant has the right to move the Court for relief from the stay.

As of May 31, 2003, Telecarrier had total assets of approximately $494,000 and total liabilities of approximately $1,196,000, of which approximately $871,000 represented pre-petition liabilities and approximately $325,000 represented post-petition liabilities. Pre-petition liabilities subject to compromise are reflected below:

  Line of credit                                               $150,000
  Trade payables                                                618,000
  Other accrued expenses                                        103,000

Note 8-Legal Proceedings
------------------------

Our wholly-owned subsidiary, Essex Communications Inc. ("Essex"), is a party to several legal actions over amounts owed to creditors. While legal counsel is unable to predict the outcome of these actions, we believe such actions will not result in a liability that will have a material adverse effect on our consolidated financial condition. Any judgment against Essex, however, could result in the liquidation of Essex, as it no longer has any significant liquid assets that can be utilized to settle any judgments. The legal actions are seeking aggregate damages of approximately $1,600,000 from Essex. Essex has counterclaims for the actions and it has accrued payables of approximately $250,000, which the management of Essex believes is a amount sufficient to settle such claims. See Note 10 below regarding the sale of assets by Essex on December 31, 2002.

Included in the legal proceedings against Essex is an action taken by a former lessor against both Essex and us for failure to pay rent under a sublease agreement. In April 2003, we received a summons filed in the Supreme Court of the State of New York, County of Suffolk seeking unpaid rent of approximately $134,000 plus interest, legal fees and other fees.

Note 9-Risks and Uncertainties
------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are less desirable suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to price increases in the rates RBOCs charge us, which are determined by individual state public service commissions. In light of the foregoing, it is possible that the loss of one or more of our relationships with the RBOCs or a significant unfavorable change in the state pricing regulations would have a severe near-term impact on our ability to conduct our telecommunications business.

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results, include, but are not limited to: - Our business strategy with respect to bundled local and long distance services may not succeed.

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

- Failure or inteHrruption in our network or information systems. - - Changes in government policy, regulation or enforcement. - - Failure of our collection management system and credit controls efforts for customers.

-    Inability to adapt to technological change.

-    Competition in the telecommunications industry.

- Inability to manage customer attrition or bad debt expense. - - Adverse change in our relationship with third party carriers.

- Failure or bankruptcy of other telecommunications companies upon which we rely for services and revenues.

- Our operations are currently using cash, and our cash position is deteriorating. We may run out of cash and be unable to conduct business.

Note 10-Asset Sale
------------------

On September 3, 2002, we entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets of Essex (amounting to $1,273,945 at December 31, 2002), for five dollars plus the assumption of certain liabilities of Essex amounting to $10,552,512 at December 31, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC also paid us $270,000 to reimburse us for amounts paid by us to Essex's former lender, Textron Financial Corporation. The sale, which closed on December 31, 2002, is expected to result in a potential gain of approximately $9,300,000. In connection with the acquisition, EAC entered into an agreement with Verizon that provides a payment schedule for the Verizon liabilities assumed by EAC from Essex. Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule.


The agreement with Verizon provides that Essex will remain liable for substantially all the obligations assumed in the sale until such time as they are paid by EAC. The last publicly available unaudited financial statements of Biz as of June 30, 2002 indicate that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz for the calendar year 2001 expressed significant doubt about Biz's ability to continue as a going concern. These factors indicate there is significant uncertainty as to the ability of Biz and its subsidiaries to repay the obligations described above. Accordingly, we will only record gains when Verizon reports to us that EAC has made payments to them to reduce the Essex obligations that were assumed by EAC. In the six months ended May 31, 2003, EAC made payments to Verizon and other of Essex's creditors of $3,530,800, which reduced the liabilities of Essex and resulted in gains to us of approximately $2,257,000. We have been unable to obtain other information with respect to the repayment of liabilities by EAC to
substantially   all  other  vendors
and creditors other than Verizon, and accordingly, we have not recorded any gain or other settlements, which may have been consummated during the period.

Essex has been billed for certain amounts from its service providers in certain states, which are disputed by Essex. Essex contends that the related invoicing of taxes, subscriber line charges and other fees and features are not in accordance with the agreements between Essex and the service providers. At May 31, 2003 and 2002, Essex has not paid for or accrued approximately $3,200,000 and $4,000,000, respectively, of such disputed amounts. Substantially all of the disputed liabilities are with Verizon, and have been transferred pursuant to the asset sale. We believe Essex will prevail in these disputes if Verizon deems us liable.

Assets and liabilities transferred to EAC, as adjusted, consisted of the following at December 31, 2002:

         Assets:
           Cash                                              $       44,024
           Accounts receivable, net                               1,070,013
           Property and equipment, net                               35,851
           Security deposits                                        124,057
                                                              -------------

                                                             $    1,273,945
                                                              =============

         Liabilities:
           Accounts payable and accrued expenses             $    9,671,563
           Taxes payable                                            782,572
           Capital lease obligations                                 98,377
                                                              -------------

                                                             $   10,552,512
                                                              =============


For the six months ended May 31, 2003, we recorded a gain on the transaction of approximately $2,257,000. This gain was calculated by taking all liabilities assumed by EAC that were paid by EAC before June 1, 2003 and subtracting the book value of the assets transferred.

          Assumed liabilities paid by EAC                        $3,530,800
          Assets transferred to EAC                               1,273,945
                                                                  ---------
          Gain                                                   $2,256,855
                                                                 ==========

For the three months ended May 31, 2003, we recorded a gain on the transaction of approximately $660,000. This gain was calculated by taking all liabilities assumed by EAC that were paid by EAC before June 1, 2003 and subtracting the book value of the assets transferred.

          Assumed liabilities paid by EAC                          $739,310
          Assets transferred to EAC                                  79,344
                                                                     ------
          Gain                                                     $659,966
                                                                   ========

We will continue to recognize additional amounts of gain on the asset sale in subsequent quarters, if and when EAC pays the liabilities it assumed from Essex.

The following unaudited pro forma summary presents consolidated financial information of our operations for the six-month periods ended May 31, 2003 and 2002, as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                           Unaudited
                                                   Six months ended May 31,
                                              ----------------------------------

                                                    2003                2002
                                                    ----                ----

       Revenues                                  $1,607,249          $141,410
                                                 ----------          --------

       Net loss                                 ($1,222,220)      ($2,296,398)
                                                ------------       ----------

       Basic and diluted loss per share            ($0.08)            ($0.15)
                                                    -----              -----

The following unaudited pro forma summary presents consolidated financial information of our operations for the three-month periods ended May 31, 2003 and 2002, as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                            Unaudited
                                                    Three months ended May 31,
                                                    --------------------------

                                                        2003            2002
                                                        ----           ------

       Revenues                                      $1,153,416        $78,251
                                                     ----------        -------

       Net income (loss)                              ($624,928)   ($1,262,191)
                                                      ----------      --------

       Basic and diluted Income (loss) per share        ($0.04)         ($0.08)
                                                         -----          -----

Note 11-Reclassifications
-------------------------

Certain amounts in the May 31, 2002 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), have been reclassified to conform to the May 31, 2003 presentation.

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

In March 2002, UNE-P became more valuable to us when the costs charged to us for providing local voice services on the UNE-P service offering in New York State were lowered. We believe current rates are also very attractive in New Jersey and Pennsylvania. Our original CLEC business, built in our wholly-owned subsidiary, Essex, began as a reseller with approximately 10% gross margins. This subsidiary was unable to operate profitably and we sold the Essex customer base and related assets on December 31, 2002. Another CLEC subsidiary that we own, Telecarrier, is operating under the protection of Chapter 11 of the Federal Bankruptcy Code. As with Essex, Telecarrier began as a reseller and was unable to operate profitably. Our primary operating CLEC, New Rochelle Telephone Corp. ("NRTC"), is selling services in New York State and Pennsylvania, and is currently achieving gross margins over 45%. As a start-up CLEC, NRTC is not yet profitable. If we are able to obtain an appropriate working capital facility, or a sufficient amount of cash from the sale of our building, we project NRTC will be able to reach a breakeven level this year. However, there can be no assurance that this will occur, nor can there be any assurance we will be able to obtain the financing we are seeking. Failure to reach a breakeven level in our operations could cause us to seek to reorganize under applicable bankruptcy laws.

Six Months Ended May 31, 2003 vs. Six Months Ended May 31, 2002
---------------------------------------------------------------

Our net revenues for the six months ended May 31, 2003 decreased by approximately $5,675,000, or approximately 69%, to approximately $2,500,000 as compared to approximately $8,176,000 reported for the six months ended May 31, 2002. The decrease in sales is directly attributable to the sale of Essex's customer base on December 31, 2002, discussed above. For the six months ended May 31, 2003, Essex's sales were approximately $893,000, which represented the sales of this subsidiary from the period December 1, 2002 to December 31, 2002, the date on which certain of its assets were sold to EAC (See Note 10). After the sale of the customer base on December 31, 2002, Essex did not have any additional sales, and we believe Essex will eventually be dissolved or sold. Sales of $893,000 represent a decrease in Essex's sales for the six months ended May 31, 2003 of approximately $7,140,000, or 89%, as compared to approximately $8,033,000 reported for the six months ended May 31, 2002. The decrease in Essex's sales was offset, in part, by aggregate sales of approximately $1,496,000 reported by NRTC and Telecarrier, each of which had no comparable sales for the six months ended May 31, 2002. We anticipate sales for NRTC and Telecarrier to continue to increase in the second half of fiscal 2003, as we work to add new customers. In June 2003, we invoiced NRTC and Telecarrier customers a total of approximately $480,000 for approximately 9,300 lines. Our line count and customer base has continued to grow in July 2003, but additional growth will be directly related to the cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the six-months ended May 31, 2003 decreased by approximately $1,528,000 to approximately $1,163,000 from approximately
$2,691,000 reported in for the six-months ended May 31, 2002, and the gross profit percentage increased to 46.5% from 32.9% reported in the prior fiscal period. The decrease in gross profit is directly related to the sale of Essex's customer base as discussed above. The increase in gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of at least 40%. In the first half of fiscal 2003, NRTC and Telecarrier sold telephone service in New York State and in New Jersey. During June 2003, we started to expand NRTC's service offerings into Pennsylvania and we are currently negotiating for an interconnection agreement to provide NRTC's service offerings to business and residential consumers in Michigan.

Selling, general and administrative expenses ("SG&A") decreased by approximately $2,258,000, or approximately 45%, to approximately $2,781,000 for the six-months ended May 31, 2003 from approximately $5,039,000 reported in the prior fiscal period. This decrease in expense is directly related to the curtailment of our Essex operations and our on going efforts to implement various cost-cutting measures, which included, among other things, a reduction in staffing. SG&A expenses incurred by Essex represented approximately $646,000 of the $2,739,000 in SG&A costs for the period ended May 31, 2003. Currently, our SG&A costs have averaged approximately $350,000 per month, approximately $60,000 of which represents new line acquisition expenses. In June 2003, we curtailed our in-house telemarketing efforts and reduced staff and associated overhead costs, such as telephone expense. We will focus on third party telemarketing firms to generate new sales, as we believe this is a more efficient means of generating new sales as we only pay for lines that we accept. We continue to evaluate our operations for efficiencies, and we are looking for ways to implement further SG&A reductions in the remainder of fiscal 2003.

Depreciation and amortization expense decreased by approximately $72,000, to approximately $64,000 for the six months ended May 31, 2003 as compared to approximately $136,000 for the six months ended May 31, 2002. The decline in depreciation expense was partially attributable to the sale of certain assets to EAC on December 31, 2002.

Interest expense decreased by approximately $230,000, to approximately $69,000 for the six months ended May 31, 2003 as compared to approximately $299,000 for the six months ended May 31, 2002. The decrease in interest expense resulted from the termination of our credit facility that was in place in the prior period.

Interest and other income for the six months ended May 31, 2003 increased by approximately $154,000 from amounts reported in the prior fiscal period resulting primarily from commission and rental income.

Gain on the sale of assets for the six months ended May 31, 2003 was approximately $2,257,000 (See Note 10).

Gain on the sale of investment securities and other investments for the six months ended May 31, 2003 was approximately $84,000, which resulted from the sale of Cordia Corporation ("Cordia") and Talk shares, as compared to $684,000 for the six months ended May 31, 2002, which resulted from the sale of Talk shares.

Three Months Ended May 31, 2003 vs. Three Months Ended May 31, 2002
-------------------------------------------------------------------

Our net revenues for the three months ended May 31, 2003 decreased by approximately $2,548,000, or approximately 69%, to approximately $1,153,000 as compared to approximately $3,701,000 reported for the three months ended May 31, 2002. The decrease in sales is directly attributable to the sale of Essex's customer base on December 31, 2002, discussed above. For the three months ended May 31, 2003, Essex had no sales as compared to approximately $3,622,000 reported for the three months ended May 31, 2002. The decrease in Essex's sales was offset, in part, by aggregate sales of approximately $1,084,000 reported by NRTC and Telecarrier, each of which had no comparable sales for the three months ended May 31, 2002. We anticipate sales for NRTC and Telecarrier to continue to increase in the second quarter of fiscal 2003, as we work to add new customers. See the discussion on liquidity below.

Our gross profit for the three months ended May 31, 2003 decreased by approximately $672,000 to approximately $574,000 from approximately $1,246,000 reported in the three months ended May 31, 2002, and the gross profit percentage increased to 49.8% from 33.7% reported in the prior fiscal period. The decrease in gross profit is directly related to the sale of Essex's customer base as discussed above. The increase in gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of at least 40%, as discussed above.

Selling, general and administrative expenses ("SG&A") decreased by approximately $1,324,000, or approximately 51%, to approximately $1,247,000 for the three months ended May 31, 2003 from approximately $2,571,000 reported in prior fiscal period. As discussed above, this decrease in expense is directly related to the curtailment of our Essex operations and our on-going efforts to implement various cost-cutting measures, which included, among other things, a reduction in staffing.

Depreciation and amortization expense decreased by approximately $49,000, to approximately $33,000 for the three months ended May 31, 2003 as compared to approximately $82,000 for the three months ended May 31, 2002. The decline in depreciation expense was partially attributable to the sale of certain assets to EAC on December 31, 2002.

Interest expense decreased by approximately $120,000 to approximately $34,000 for the three-months ended May 31, 2003 as compared to approximately $154,000 for the three months ended May 31, 2002. The decrease in interest expense resulted from the termination of our credit facility that was in place in the prior period.

Interest and other income for the three months ended May 31, 2003 increased by approximately $74,000 from amounts reported in the prior fiscal period resulting primarily from commission and rental income.

Gain on the sale of assets for the three months ended May 31, 2003 was approximately $660,000 (See Note 10).

Gain on the sale of investment securities and other investments for the three-month periods ended May 31, 2003 and 2002 of approximately $50,000 and $631,000, respectively, resulted from the sale of Talk shares.

Liquidity and Capital Resources
-------------------------------

At May 31, 2003, we had cash and cash equivalents of approximately $333,000, including approximately $218,000 in Telecarrier, and negative working capital of approximately $10,121,000 as compared to cash and cash equivalents available of approximately $675,000, and negative working capital of approximately $9,573,000 at May 31, 2002. Of such working capital deficiency at May 31, 2003, approximately $7,021,000 in liabilities were assumed by EAC on December 31, 2002, for which we remain liable.

Net cash (used in) provided by operating activities aggregated approximately ($745,000) and $870,000 in the six-month periods ended May 31, 2003 and 2002, respectively. The principal source of cash in fiscal 2003 was the net profit for the period of approximately $800,000, which was offset by a non-cash item, the net effect of the gain on the transfer of assets to EAC of approximately $2,257,000. The principal use of cash in fiscal 2002 was the loss for the period of approximately $2,088,000, which was offset by the increase in accounts payable, principally through the delaying of payments to vendors, and the reduction in accounts receivable of approximately $3,080,000 and $398,000, respectively.

Net cash provided by investing activities aggregated approximately $198,000 and $712,000 in the six-month periods ended May 31, 2003 and 2002, respectively. The principal source of cash in fiscal 2003 and 2002 were the proceeds from the sale of investment securities and other investments of approximately $153,000 and $679,000, respectively.

Net cash used in financing activities aggregated approximately $58,000 and $1,705,000 in the six-month periods ended May 31, 2003 and 2002, respectively. In fiscal 2003, net cash used in financing activities resulted from the repayment of debt. In fiscal 2002, net cash used in financing activities resulted from the repayment of short and long-term debt of approximately $1,750,000, which was partially offset by the proceeds from the exercise of stock options of approximately $45,000.

For the six-month period ended May 31, 2003, we had no capital expenditures. We do not expect to make any significant capital expenditures for the remainder of fiscal 2003.

At May 31, 2003, we owned 4,143 shares of Talk (NASDAQ:TALK) and 83,180 shares of Cordia (OTCBB:CORG). We have the right to purchase approximately 95,000 additional shares of Talk if we exercise a warrant. The warrant exercise price is $6.30 per share and, at May 31, 2003, was in-the-money, as Talk common stock was trading at approximately $8.93 per share at such date.

The report of the independent auditors on our 2002 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have worked during the course of the year to improve our financial condition and, as discussed previously, the sale of most of the assets and liabilities of our wholly-owned subsidiary, Essex, in December 2002, has helped us to continue our business operations. However, we do not believe we currently have enough working capital to build our business to a profitable level. We have been seeking, for more than six months, a working capital facility that will provide us with financing of up to 80% of our outstanding accounts receivables. We anticipate that with such financing, we will be able to achieve our plan of becoming profitable before the end of this fiscal year.

However, our current operating losses and the current reluctance of financing sources to lend to the telecom sector have contributed to our inability to secure such financing. In lieu of such asset-based financing, new debt or equity financing of up to $1 million, or a sale of additional assets of such amount, would be required to fund our operations. Given the current market price of our common stock and the current market conditions in the telecom sector, there can be no assurances that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. We have determined that an appropriate source of approximately $1 million of cash can be obtained from the sale our corporate headquarters building. In June 2003, we signed a contract to sell our building that has several conditions to closing. We believe this sale will generate sufficient cash for us to satisfy our mortgage indebtedness and to obtain a number of lines that will allow us to move toward our goal of reaching profitability. We anticipate working with the buyer to close the transaction as soon as possible so that the cash proceeds will be available to us. The buyer plans to demolish our building and construct residential units. The local zoning board and planning board have meetings scheduled at the end of July 2003 to consider approval of the buyer's plans for demolition and new construction. The buyer is not required to complete the building purchase if such approvals are not obtained. The failure to close this transaction promptly, to secure bridge financing until such transaction closes or to raise the necessary funds to finance our operations will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual inability to pay our operating expenses, which would adversely affect our ability to continue operating as a going concern.

                            PART II-OTHER INFORMATION
                            -------------------------

Item 1.           Legal Proceedings
-------           -----------------

                  See Note 8-Legal Proceedings

Item 2.           Changes in Securities
-------           ---------------------

                  None

Item 3.           Controls and Procedures
-------           -----------------------

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

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

                  (a)  Exhibits.
                       99.1 Certification of Principal Executive Officer
                            and Principal Financial Officer
                            Pursuant to 18 U.S.C. 1350
                            (Section 906 of the Sarbanes-Oxley Act of 2002)

                  (b) Reports on Form 8-K

                      On April 21, 2003, we filed a Current Report on Form 8-K providing certifications of our Principal Executive Officer and Principal Financial Officer with respect to our Quarterly Report on Form 10-QSB for the fiscal period ended February 28, 2003, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               eLEC Communications Corp.



  July 15, 2003                            By: /s/ Paul H. Riss
------------------                             ---------------------------------
Date                                           Paul H. Riss
                                               Chief Executive Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                 Certifications
                                 --------------


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


Date: July 15, 2003

                                        /s/ Paul H. Riss
                                        ----------------------------------------
                                        Paul H. Riss
                                        Chief Executive Officer and Principal
                                        Financial and Accounting Officer