Form 10QSB
period 2003-10-15
ELEC COMMUNICATIONS CORP
filed 2003-10-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended August 31, 2003.
                               ---------------

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                 to
                                  -------------   ---------------

                          Commission file number 0-4465
                                                 -------

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
          ( Name of Small Business Issuer as Specified in Its Charter)


              New York                                      13-2511270
--------------------------------------------------------------------------------
    (State or Other Jurisdiction                         (I.R.S. Employer
    of Incorporation or Organization)                    Identification No.)


    75 South Broadway   White Plains, NY                            10601
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                      (Zip Code)


Issuer's Telephone Number, Including Area Code                914-682-0214
--------------------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,058,282 shares of
                                                            --------------------
Common Stock, par value $.10 per share, as of October 1, 2003.
-------------------------------------------------------------



                          PART 1. FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                      August 31, 2003
                                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                $404,466
   Accounts receivable, net                                                 649,612
   Assets held for sale                                                   1,628,344
   Other investments                                                         20,795
   Due from related party                                                       333
   Prepaid expenses and other current assets                                177,196
                                                                         -----------
   Total current assets                                                   2,880,746

Property, plant  and equipment, net                                          34,805

Other assets                                                                 69,170
                                                                         -----------
Total assets                                                             $2,984,721
                                                                         ===========

Liabilities and stockholders' equity deficiency
Current liabilities:
  Short-term borrowings                                                    $350,000
  Current maturities of long-term debt and capital lease
     obligations                                                          1,125,070
  Accounts payable and accrued expenses                                   4,435,987
  Liabilities assumed in sale                                             5,767,271
  Income taxes payable                                                       34,000
                                                                         -----------
 Total current liabilities                                               11,712,328
                                                                         -----------
Long-term debt and capital lease obligations, less current
     maturities                                                              22,288
                                                                         -----------
Stockholders' equity deficiency:
  Preferred stock, $.10 par value, 1,000,000 shares authorized
    Series B issued, 16 shares,  liquidation  preference $1,000 per
    share                                                                         2
  Common stock $.10 par value, 50,000,000 shares authorized,
    16,069,282 shares issued                                              1,606,928
  Capital in excess of par value                                         25,658,892
  Deficit                                                               (35,988,217)
  Treasury stock at cost, 11,000 shares                                     (27,500)
                                                                         -----------
    Total stockholders' equity deficiency                                (8,749,895)
                                                                         -----------
Total liabilities and stockholders' equity deficiency                    $2,984,721
                                                                         ===========


See notes to the condensed consolidated financial statements


                   eLEC Communications Corp. and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                  For the Nine Months Ended      For the Three Months Ended
                                               Aug. 31, 2003    Aug. 31, 2002   Aug. 31, 2003   Aug. 31, 2002
                                               -------------    -------------   -------------   -------------

Revenues                                         $3,776,334      $11,805,200     $1,275,889       $3,629,517
                                                 ----------      -----------     ----------       ----------

Costs and expenses:
 Costs of services                                1,986,726        7,789,871        649,597        2,305,277
 Selling, general and administrative              3,841,201        7,286,855      1,102,647        2,290,554
 Depreciation and amortization                       80,850          180,546         17,207           44,327
                                                 ----------      -----------     ----------       ----------
               Total costs and expenses           5,908,777       15,257,272      1,769,451        4,640,158
                                                 ----------      -----------     ----------       ----------

Loss from operations                             (2,132,443)      (3,452,072)      (493,562)      (1,010,641)
                                                 ----------      -----------     ----------       ----------
Other income (expense):
Interest expense                                   (105,509)        (386,186)       (36,065)         (87,283)
Interest and other income (loss)                     88,063          (22,237)       (34,300)          10,151
Gain on sale of assets                            3,511,297               --      1,254,442               --
Gain  on sale of  investment  securities  and
other investments                                   121,687        1,380,911         37,926          696,678
                                                 ----------      -----------     ----------       ----------
                                                  3,615,538          972,488      1,222,003          619,546
                                                 ----------      -----------     ----------       ----------


Income (loss) before taxes                       1,483,095        (2,479,584)       728,441         (391,095)


Provision for taxes                                  34,000               --         34,000              --
                                                 ----------      -----------     ----------       ----------
Net income (loss)                                 1,449,095       (2,479,584)       694,441         (391,095)
Other   comprehensive   income  -  unrealized
income on marketable securities                          --           92,258             --           28,910
                                                 ----------      -----------     ----------       ----------

Comprehensive income (loss)                      $1,449,095      ($2,387,326)      $694,441        ($362,185)
                                                 ==========      ===========     ==========       ==========
Basic and diluted earnings (loss) per share           $0.09           ($0.16)         $0.04           ($0.03)
                                                 ==========      ===========     ==========       ==========


Weighted average number of common shares

outstanding
   Basic                                         15,633,829       15,606,818     15,684,369       15,608,282
                                                 ==========      ===========     ==========       ==========
   Diluted                                       15,664,231       15,606,818     15,733,552       15,608,282
                                                 ==========      ===========     ==========       ==========

                                       3
See notes to the condensed consolidated financial statements.



                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        For the Nine Months Ended
                                                      Aug. 31, 2003  Aug. 31, 2002
                                                     --------------  -------------
Net cash (used in) provided by operating activities:   ($1,099,236)   $ 2,942,305
                                                        ----------    -----------

Cash flows from investing activities:
   Proceeds from sale of investment securities
   and other investments                                   198,273      1,380,911
   Purchase of property and equipment                       (3,200)           --
   Proceeds from the sale of property and equipment         16,025          4,000
   Proceeds from note                                      209,102         43,662
                                                        ----------    -----------
Net cash provided by investing activities                  420,200      1,428,573
                                                        ----------    -----------

Cash flows from financing activities:
   Proceeds from short-term note                           200,000            --
   Repayment of long-term debt                             (55,026)    (4,202,199)
   Proceeds from exercise of stock options                      --         45,000
                                                        ----------    -----------
Net cash provided by (used in) financing activities        144,974     (4,157,119)
                                                        ----------    -----------

(Decrease) increase in cash and cash equivalents         (534,062)        213,759
Cash and cash equivalents at beginning of period           938,528        797,616
                                                        ----------    -----------
Cash and cash equivalents at the end of period          $  404,466    $ 1,011,375
                                                        ==========    ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                            $  105,509    $   386,186
                                                        ----------    -----------

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2002.

Note 2-Principal Financing Arrangements
---------------------------------------

On August 31, 2003, our financing arrangements consisted of a mortgage loan of $1.1 million due in December 2005, with monthly payments of interest only at the rate of 11% per annum, and no prepayment penalty, $200,000 in bridge financing, including $100,000 to a related party, and a $150,000 working capital loan to our wholly-owned subsidiary, Telecarrier Services, Inc. ("Telecarrier"), which filed for relief under Chapter 11 of the United States Bankruptcy Code. See Note
6. In conjunction with the sale of our New Rochelle headquarters building on October 8, 2003, the above referenced mortgage loan and bridge financing was paid in full. See Note 11.

Note 3-Major Customer
---------------------

During the three and nine months ended August 31, 2003 and 2002, no one customer accounted for more than 10% of revenue.

Note 4-Income Taxes
-------------------

At November 30, 2002, we had net operating loss carryforwards for Federal income tax purposes of approximately $24,000,000 expiring in the years 2003 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,500,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. We expect that we will be subject to certain alternative minimum taxes for the year ended November 30, 2003, and have recorded a provision of $34,000 based on the expected tax rate for the year.

Note 5- Earnings (Loss) Per Common Share
----------------------------------------

Basic  earnings  (loss) per common  share is  calculated  by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. A reconciliation of the shares used in the computation of our basic and diluted earnings (loss) per common share for the nine and three months ended August 31, 2003 and 2002 is as follows:

                                                    Nine Months Ended
                                                         August 31,
                                                    2003           2002
                                                 ---------      ----------

Weighted average common shares outstanding       15,633,829     15,606,818
Dilutive effect of securities                        30,402             --
                                                 ----------     ----------
                                                 15,664,231     15,606,818
                                                 ==========     ==========

                                                    Three Months Ended
                                                         August 31,
                                                       2003           2002
                                                 ----------     ----------

Weighted average common shares outstanding       15,684,369     15,608,282
Dilutive effect of securities                        49,183             --
                                                 ----------     ----------
                                                 15,733,552     15,608,282
                                                 ==========     ==========

For the nine and three months ended August 31, 2003 and 2002, the computation of diluted earnings (loss) per share excludes the effect of the assumed exercise of approximately 1,750,000 and 3,000,000 stock options, warrants and convertible preferred stock that were outstanding because the effect would be anti-dilutive.

Note 6-Petition for Relief Under Chapter 11
-------------------------------------------

On July 29, 2002 (the "Petition Date"), our wholly-owned subsidiary, Telecarrier, which has licenses to resell local and long distance service in four states, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York and was assigned Case No. 02-20379 (ASH). Under Chapter 11, certain claims (liabilities subject to compromise) against Telecarrier in existence prior to the Petition Date are stayed while Telecarrier continues business operations as a debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including equipment leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

As of August 31, 2003, Telecarrier had total assets of approximately $591,000 and total liabilities of approximately $1,333,000, of which approximately $871,000 represented pre-petition liabilities and approximately $462,000 represented post-petition liabilities. Pre-petition liabilities subject to compromise are reflected below:

  Line of credit                                 $150,000
  Trade payables                                  618,000
  Other accrued expenses                          103,000

Note 7-Legal Proceedings
------------------------

On August 31, 2003, our former wholly-owned subsidiary, Essex Communications Inc. ("Essex") (See Note 11 regarding the sale of Essex on September 11, 2003), was a party to several legal actions over amounts owed to creditors. While legal counsel was unable to predict the outcome of these actions, we believed such actions would not result in a liability that would have a material adverse effect on our consolidated financial condition. These legal actions were seeking aggregate damages of approximately $1,600,000 from Essex. Essex had counterclaims for the actions and it had accrued payables of approximately $250,000, which the management of Essex believed was an amount sufficient to settle such claims. See Note 9 below regarding the sale of assets by Essex on December 31, 2002 and see Note 11 regarding the sale of all of the common shares of our Essex subsidiary on September 11, 2003.

Note 8-Risks and Uncertainties
------------------------------

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

Note 9-Asset Sale
-----------------

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

The agreement with Verizon provides that Essex will remain liable for substantially all the obligations assumed in the sale until such time as they are paid by EAC. The last publicly available unaudited financial statements of Biz as of June 30, 2002 indicate that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz for the calendar year 2001 expressed significant doubt about Biz's ability to continue as a going concern. These factors indicate there is significant uncertainty as to the ability of Biz and its subsidiaries to repay the obligations described above. Accordingly, we only recorded gains on the sale to EAC when Verizon reported to us that EAC made payments to them to reduce the Essex obligations that were assumed by EAC. In the nine months ended August 31, 2003, EAC made payments to Verizon and other of Essex's creditors of $4,785,000, which reduced the liabilities of Essex and resulted in gains to us of approximately $3,511,000.

Assets and liabilities transferred to EAC, as adjusted, consisted of the following at December 31, 2002:

         Assets:
           Cash                                         $44,024
           Accounts receivable, net                   1,070,013
           Property and equipment, net                   35,851
           Security deposits                            124,057
                                                    ------------
                                                     $1,273,945
                                                    ============
         Liabilities:
           Accounts payable and accrued expenses     $9,671,563
           Taxes payable                                782,572
           Capital lease obligations                     98,377
                                                    -----------
                                                    $10,552,512
                                                    ============

For the nine months ended August 31, 2003, we recorded a gain on the transaction of approximately $3,511,000. This gain was calculated by taking all liabilities assumed by EAC that were paid by EAC during the nine months ended August 31, 2003, and subtracting the book value of the assets transferred.

          Assumed liabilities paid by EAC            $4,785,242
          Assets transferred to EAC                   1,273,945
                                                    ------------
          Gain                                       $3,511,297
                                                    ============

For the three months ended August 31, 2003, we recorded a gain on the transaction of approximately $1,254,000. This gain was calculated by taking all liabilities assumed by EAC that were paid by EAC during the three months ended August 31, 2003. We sold all of the capital stock of Essex on September 11, 2003. As a result, during the fourth quarter, we expect to record the remaining balance of the gain on this transaction, amounting to approximately $5,800,000, as the liabilities of our former Essex subsidiary are no longer includable in our consolidated financial statements. See Note 11.

The following unaudited pro forma summary presents consolidated financial information of our operations for the nine and three-month periods ended August 31, 2003 and 2002, as if the sale of Essex's assets and stock (Note 11) had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place at the beginning of the periods presented, nor is it necessarily indicative of the future results at the beginning of of operations of the remaining company:

                                                            Unaudited
                                                     Nine months ended Aug. 31,
                                                    ----------------------------
                                                        2003             2002
                                                     -----------    ------------

Revenues                                             $ 2,883,138    $   204,031
                                                     -----------    ------------
Net loss                                             ($1,757,858)   ($2,598,656)
                                                     -----------    ------------
  Basic and diluted loss per share                   ($     0.11)   ($     0.17)
                                                     -----------    ------------

                                                              Unaudited
                                                     Three months ended Aug. 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------

Revenues                                            $ 1,275,889      $    62,621
                                                    ------------    ------------
Net loss                                            ($  535,638)    ($  302,258)
                                                    ------------    ------------
Basic and diluted loss per share                    ($     0.03)    ($     0.02)
                                                    ------------    ------------

Note 10-Reclassifications
-------------------------

Certain amounts in the August 31, 2002 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), have been reclassified to conform to the August 31, 2003 presentation.

Note 11- Subsequent Events
--------------------------

On September 11, 2003, we sold all the outstanding capital stock of Essex to Glad Holdings LLC, a New Jersey limited liability company, for an aggregate purchase price of $100. As a result of the sale during the fourth quarter, approximately $7,000,000 of net liabilities of our former Essex subsidiary are no longer included in our consolidated financial statements, and accordingly, we expect to record such amount as gain in the fourth quarter of the current fiscal year.

On October 8, 2003, we closed on the sale of our corporate headquarters at 543 Main Street, New Rochelle, New York to Bluegill Realty, LLC. In conjunction with the sale of the building, we received proceeds of $2.2 million and used $1.1 million of such proceeds to retire in full the mortgage note on this property. We expect to record a gain on the sale of approximately $500,000 in the fourth quarter of the current fiscal year.

Note 12- Stock-Based Compensation Plans
---------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the three months and nine months ended August 31, 2003 and 2002, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the options are amortized over the vesting period, which range from immediate vesting to three years. The following table illustrates the effect on net income
(loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:


                                    For the Three Months Ended   For the Nine Months Ended
                                   Aug. 31, 2003 Aug. 31, 2002  Aug. 31, 2003   Aug. 31, 2002
                                   ------------- -------------  --------------  -------------
Net income (loss), as reported        $  694,441    ($ 391,095)  $ 1,449,095    ($ 2,479,584)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                          (79,929)      (90,978)     (235,153)       (272,935)
                                      ----------    ----------   -----------    ------------
Pro forma net income (loss)           $  614,512    ($ 482,073)  $ 1,213,942    ($ 2,752,519)
Earnings (loss) per share             ----------    ----------   -----------    ------------
  Basic, as reported                  $      .04    ($     .03)  $       .09    ($       .16)
  Basic, pro forma                    $      .04    ($     .03)  $       .08    ($       .18)

  Diluted, as reported                $      .04    ($     .03)  $       .09    ($       .16)
  Diluted, pro forma                  $      .04    ($     .03)  $       .08    ($       .18)

                                       10

Item 2. Management's  Analysis and Discussion of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan; (2) the impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations; (3) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (4) our ability to maintain, attract and integrate internal management, technical information and management information systems; (5) our ability to market our services to current and new customers and generate customer demand for our product and services in the geographical areas in which we operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the intensity of competition; and (10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Overview

eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, data and a full suite of local features and calling plans. We utilize a scalable operating platform that can provision a local telephone line, provide dial-tone to our customers, read usage records, rate telephone calls for billing purposes, prepare monthly invoices to customers, provide real-time on-line customer support services at our inbound call centers, capture credit and collection data, calculate gross margins for each line and perform any moves, adds, changes and repairs that a customer requests. We use universal client technology that enables our employees and agents to access our system from any PC using any Internet browser.

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

Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We invested our capital in our back office systems to support our customers, and we lease network facilities on an as-needed basis from ILECs while we build our customer base. After we have obtained a substantial geographical concentration of customers, we will make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be more flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy and have enabled us to better utilize our limited capital.

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

In March 2002, UNE-P became more valuable to us when the costs charged to us for providing local voice services on the UNE-P service offering in New York State were lowered. We believe current rates are also very attractive in New Jersey and Pennsylvania. Our original CLEC business, built in our former subsidiary, Essex, began as a reseller with approximately 10% gross margins. This former subsidiary was unable to operate profitably and we sold the Essex customer base and related assets on December 31, 2002 and subsequently all of the Common Stock of Essex on September 11, 2003. Another CLEC subsidiary that we own, Telecarrier, is operating under the protection of Chapter 11 of the Federal Bankruptcy Code. As with Essex, Telecarrier began as a reseller and was unable to operate profitably. Our primary operating CLEC, New Rochelle Telephone Corp. ("NRTC"), is selling services in New York State and Pennsylvania, and is currently achieving gross margins over 45%. As a start-up CLEC, NRTC is not yet profitable.

We project that with continued selling of approximately 500 lines a month, we can reach a breakeven level at 12,000 lines. As of August 31, 2003, NRTC and Telecarrier had a combined total of 10,790 lines. However we intend to accelerate our rate of line growth in the short-term so that we can benefit from increased revenue before the end of the year. The increased selling expenses that we intend to incur to achieve this accelerated growth will exceed the associated revenue generated in the fourth quarter. As a result, we anticipate we will incur an operating loss in the fourth quarter, even though we plan to end the fourth quarter with more than 12,000 lines. We believe an accelerated level of growth in the fourth quarter will improve our operating results in future quarters.


Nine Months Ended August 31, 2003 vs. Nine Months Ended August 31, 2002
-----------------------------------------------------------------------

Our net revenues for the nine months ended August 31, 2003 decreased by approximately $8,029,000, or approximately 68%, to approximately $3,776,000 as compared to approximately $11,805,000 reported for the nine months ended August 31, 2002. The decrease in sales was directly attributable to the sale of Essex's customer base on December 31, 2002, as discussed above. For the nine months ended August 31, 2003, Essex's sales were approximately $893,000, which represented the sales of this former subsidiary for the period December 1, 2002 to December 31, 2002, the date on which certain of its assets were sold to EAC (See Note 9). After the sale of the customer base on December 31, 2002, Essex did not have any additional sales. Sales of $893,000 represent a decrease in Essex's sales for the nine months ended August 31, 2003 of approximately $10,708,000, or 92%, as compared to approximately $11,601,000 reported for the nine months ended August 31, 2002. The decrease in Essex's sales was offset, in part, by aggregate sales of approximately $2,752,000 reported by NRTC and Telecarrier, each of which had no comparable sales for the nine months ended

August 31, 2002. We anticipate sales for NRTC and Telecarrier to continue to increase in the fourth quarter of fiscal 2003, as noted above.

Our gross  profit  for the nine  months  ended  August  31,  2003  decreased  by approximately $2,225,000 to approximately $1,790,000 from approximately $4,015,000 reported for the nine months ended August 31, 2002, and the gross profit percentage increased to 47.4% from 34.0% reported in the prior fiscal period. The decrease in gross profit is directly related to the sale of the Essex customer base as discussed above. The increase in gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of at least 40%. In the first nine months of fiscal 2003, NRTC and Telecarrier sold telephone service in New York, New Jersey and Pennsylvania. We are currently negotiating for an interconnection agreement to provide NRTC's service offerings to business and residential consumers in Michigan.

Selling, general and administrative expenses ("SG&A") decreased by approximately $3,446,000, or approximately 47%, to approximately $3,841,000 for the nine months ended August 31, 2003 from approximately $7,287,000 reported in the prior fiscal period. This decrease in expense was directly related to the curtailment of our Essex operations and our on going efforts to implement various cost-cutting measures, which included, among other things, a reduction in staffing. SG&A expenses incurred by Essex represented approximately $650,000 of the $3,841,000 in SG&A costs for the period ended August 31, 2003. Currently, our SG&A costs, exclusive of Essex, have averaged approximately $350,000 per month for the first nine months of fiscal 2003, approximately $80,000 of which represented new line acquisition expenses. In the third quarter of fiscal 2003, we curtailed our in-house billing and telemarketing efforts, and reduced staff and associated overhead costs, such as rent, salaries and telephone expense. We have outsourced our billing operation and believe this is a more effective way to limit our costs as we only pay a fee based on the number of our customers that are billed. We will focus on third-party telemarketing firms to generate new sales, as we believe this is a more efficient means of generating new sales as we only pay for lines that we accept. We continue to evaluate our operations for efficiencies, and we are looking for ways to implement further SG&A reductions in the remainder of fiscal 2003.

Depreciation and amortization expense decreased by approximately $100,000, to approximately $81,000 for the nine months ended August 31, 2003 as compared to approximately $181,000 for the nine months ended August 31, 2002. The decline in depreciation expense was partially attributable to the sale of certain assets to EAC on December 31, 2002.

Interest expense decreased by approximately $280,000, to approximately $106,000 for the nine months ended August 31, 2003 as compared to approximately $386,000 for the nine months ended August 31, 2002. The decrease in interest expense resulted from the termination of our credit facility that was in place in the prior period.

Interest and other income (loss) for the nine months ended August 31, 2003 increased by approximately $110,000 from amounts reported in the prior fiscal period resulting primarily from commission and rental income.

Gain on the sale of assets for the nine months ended August 31, 2003 was approximately $3,511,000 (See Note 9).

Gain on the sale of investment securities and other investments for the nine months ended August 31, 2003 was approximately $122,000, which resulted from the sale of Cordia Corporation ("Cordia") and Talk America Holdings Inc. ("Talk") shares, as compared to $1,381,000 for the nine months ended August 31, 2002, which resulted from the sale of Talk shares.



Three Months Ended August 31, 2003 vs. Three Months Ended August 31, 2002
-------------------------------------------------------------------------

Our net revenues for the three months ended August 31, 2003 decreased by approximately $2,354,000, or approximately 65%, to approximately $1,276,000 as compared to approximately $3,630,000 reported for the three months ended August 31, 2002. The decrease in sales was directly attributable to the sale of Essex's customer base on December 31, 2002, as discussed above. For the three months ended August 31, 2003, Essex had no sales as compared to approximately $3,567,000 reported for the three months ended August 31, 2002. The decrease in Essex's sales was offset, in part, by aggregate sales of approximately $1,255,000 reported by NRTC and Telecarrier, each of which had no comparable sales for the three months ended August 31, 2002. We anticipate sales for NRTC and Telecarrier to continue to increase in the fourth quarter of fiscal 2003, as we work to add new customers. See the discussion on liquidity below.

Our gross profit for the three months ended August 31, 2003 decreased by approximately $698,000 to approximately $626,000 from approximately $1,324,000 reported in the three months ended August 31, 2002, and the gross profit percentage increased to 49.1% from 36.5% reported in the prior fiscal period. The decrease in gross profit is directly related to the sale of Essex's customer base as discussed above. The increase in gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of at least 40%, as discussed above.

Selling, general and administrative expenses ("SG&A") decreased by approximately $1,188,000, or approximately 52%, to approximately $1,103,000 for the three months ended August 31, 2003 from approximately $2,291,000 reported in prior fiscal period. As discussed above, this decrease in expense was directly related to the curtailment of our Essex operations and our on-going efforts to implement various cost-cutting measures, which included, among other things, a reduction in staffing.

Depreciation and amortization expense decreased by approximately $27,000, to approximately $17,000 for the three months ended August 31, 2003 as compared to approximately $44,000 for the three months ended August 31, 2002. The decline in depreciation expense was partially attributable to the sale of certain assets to EAC on December 31, 2002.

Interest expense decreased by approximately $51,000 to approximately $36,000 for the three months ended August 31, 2003 as compared to approximately $87,000 for the three months ended August 31, 2002. The decrease in interest expense resulted from the termination of our credit facility that was in place in the prior period.

Interest and other income (loss) for the three months ended August 31, 2003 decreased by approximately $44,000 from amounts reported in the prior fiscal period, primarily due to the write down of certain fixed assets associated with the curtailment of our telemarketing and billing efforts, as discussed above.

Gain on the sale of assets for the three months ended August 31, 2003 was approximately $1,254,000 (See Note 9).

Gain on the sale of investment securities and other investments for the three-month periods ended August 31, 2003 and 2002 of approximately $38,000 and $697,000, respectively, resulted from the sale of Talk shares.


Liquidity and Capital Resources
-------------------------------

At August 31, 2003, we had cash and cash equivalents of approximately $404,000, including approximately $226,000 in Telecarrier, and negative working capital of approximately $8,831,000. Approximately $7,000,000 of the working capital deficit represents liabilities relating to our former Essex subsidary. With the sale of this subsidiary on September 11, 2003, these liabilities are no longer recorded on our books in the fourth quarter.

Net cash (used in) provided by operating activities aggregated approximately ($1,099,000) and $2,942,000 in the nine-month periods ended August 31, 2003 and 2002, respectively. The principal source of cash in fiscal 2003 was the net profit for the period of approximately $1,483,000, which was offset by a non-cash item, the net effect of the gain on the transfer of assets to EAC of approximately $3,511,000 and an increase in accounts payable of approximately $680,000. The principal use of cash in fiscal 2002 was the loss for the period of approximately $2,480,000, which was offset by the increase in accounts payable, principally through the delaying of payments to vendors, and the reduction in accounts receivable of approximately $4,978,000 and $482,000, respectively.

Net cash provided by investing activities aggregated approximately $420,000 and $1,429,000 in the nine-month periods ended August 31, 2003 and 2002, respectively. The principal sources of cash in fiscal 2003 were the proceeds from the sale of investment securities and other investments of approximately $198,000 and the proceeds from a note of approximately $209,000. In fiscal 2002, the principal source of cash was the proceeds from the sale of investment securities and other investments of approximately $1,381,000.

Net cash provided by (used in) financing activities aggregated approximately $145,000 and ($4,157,000) in the nine-month periods ended August 31, 2003 and 2002, respectively. In fiscal 2003, net cash provided by financing activities resulted from proceeds from short-term notes of $200,000 offset by the repayment of long-term debt of approximately $55,000. In fiscal 2002, net cash used in financing activities resulted from the repayment of short and long-term debt of approximately $4,202,000, which was partially offset by the proceeds from the exercise of stock options of approximately $45,000.

For the nine-month period ended August 31, 2003, we had no significant capital expenditures. We do not expect to make any significant capital expenditures over the next twelve months.

At August 31, 2003, we owned 83,180 shares of Cordia (OTCBB:CORG). We have the right to purchase approximately 95,000 shares of Talk if we exercise a warrant. The warrant exercise price is $6.30 per share and, at August 31, 2003, was in-the-money, as Talk common stock was trading at approximately $12.86 per share at such date.

The  report  of the  independent  auditors  on  our  2002  financial  statements indicates there is substantial doubt about our ability to continue as a going concern. We have worked during the course of the year to improve our financial condition and, as discussed previously, the sale of most of the assets and liabilities of our former wholly-owned subsidiary, Essex, in December 2002 and the subsequent sale of all the Common Stock of Essex on September 11, 2003, has helped strengthen our financial condition. The sale of our corporate headquarters building has further improved our financial position and has left us with approximately $1,000,000 in cash to pay past due payables and to spend on marketing efforts to obtain new customers. We believe the use of the remaining cash from the sale of our building for marketing expenses and the payment of certain past due payables will leave us with sufficient financial resources to reach profitability and continue our business operations. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual inability to pay our operating expenses, which would adversely affect our ability to continue operating as a going concern.



Item 3. Controls and Procedures
-------------------------------

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

                            PART II-OTHER INFORMATION
                            -------------------------

Item 1. Legal Proceedings
-------------------------

          See Note 7-Legal Proceedings

Item 2. Changes in Securities
-----------------------------

     In August 2003, we issued an aggregate of 450,000 shares of our common stock in conjunction with certain financing agreements as a fee to consultants and as interest expense. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuances did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuances and the recipiants were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits.

               31.1 Certification of Principal  Executive  Officer and Principal
                    Financial Officer Pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

               32.1 Certification of Principal  Executive  Officer and Principal
                    Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


          (b)  Reports on Form 8-K

               None

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            eLEC Communications Corp.



   October 14, 2003                         By: /s/ Paul H. Riss
--------------------                        ------------------------------------
Date                                            Paul H. Riss
                                                Chief Executive Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                                  CERTIFICATION
                                  -------------
                           Pursuant to 18 U.S.C. 1350
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

     I, Paul H. Riss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eLEC Communications Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  October 14, 2003

                                                /s/ Paul H. Riss
                                                --------------------------------
                                                    Paul H. Riss
                                                    Chief Executive Officer and
                                                    Principal Financial and
                                                    Accounting Officer