Form 10KSB
period 2003-11-30
ELEC COMMUNICATIONS CORP
filed 2004-03-01
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                           Commission File No. 0-4465
                            eLEC COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its charter)

            New York                                             13-2511270
  (State or other jurisdiction                                 (IRS employer
of incorporation or organization)                            identification no.)

75 South Broadway, Suite 302, White Plains, New York                10601
      (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (914) 682-0214.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State Issuer's revenue for its most recent fiscal year: $5,568,004

As of February 13, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,003,386.

As of February 13, 2004, there were 16,254,282 shares outstanding of the Registrant's Common Stock.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Principal Accountant Fees and Services

      The statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan; (2) the impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations; (3) the cooperation of incumbent carriers in implementing the unbundled network elements platform required by the Federal Communications Commission; (4) our ability to maintain, attract and integrate internal management, technical information and management information systems; (5) our ability to market our services to current and new customers and generate customer demand for our product and services in the geographical areas in which we operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers; (8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the intensity of competition; and (10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

      In this Annual Report on Form 10-KSB, we will refer to eLEC Communications Corp., a New York corporation, as "eLEC," the "Company," "we," "us," and "our."

Item 1. - Description of Business

Overview

      eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans. In the states in which we operate, we compete with the incumbent local carrier and a variety of other competitive carriers, including companies that were originally long distance service providers or data service providers. We find that approximately 90% of the local telephone lines in the states in which we are operating are served by

Verizon Communications Inc ("Verizon"), AT&T Corp. ("AT&T"), or WorldCom Inc., which operates under the brand name of MCI ("MCI"). Our strategy is to offer the same telephone products and services offered by Verizon, AT&T and MCI at discounts of 10% to 25% off their rates. We also strive to provide friendly and helpful customer service that exceeds the service provided by these large competitors.

      We believe that the Telecommunications Act of 1996 (the "Telecommunications Act"), which opened the local exchange market to competition, has created an attractive opportunity for CLECs. Like most CLECs, our entry in this industry was dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of the incumbent local exchange carrier ("ILEC") that are necessary to provide local telephone service in a cost-effective manner. This aspect of the Telecommunications Act is referred to as "unbundling" the ILEC networks, and allows us to lease unbundled network elements on an as-needed basis and provide such elements to our customers at a lower cost than that which the ILEC is charging.

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

      Other CLECs have invested a substantial amount of capital to buy circuit-switched equipment and rollout fiber, only to find that their equipment is severely underutilized and that there is a significant shortfall in their revenue stream when compared to their capital investment. We refer to this strategy as a "facilities-first" strategy, because the CLEC has invested in its equipment and placed the equipment in service before the CLEC has developed a customer base. Our strategy is a "customer-first," or a "deferred-build" strategy. We invested our capital in creating web based "back-office" support systems so that we can mine data, easily analyze our customer base, and provide comprehensive customer service to handle repairs, moves, adds and changes to lines. After we have obtained a substantial geographical concentration of customers, we will make decisions regarding the purchase and installation of our own network equipment. This strategy allows us to be very flexible with our customer base as we grow our business. We can move our customer base to alternative access, if appropriate, and we do not become a captive of our own underutilized equipment, as can happen with a "facilities-first" CLEC. The technological advances in equipment and the lowering of equipment prices have substantiated our deferred-build strategy and have enabled us to better utilize our limited capital.

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

      We believe UNE-P is the preferable platform under which any CLEC should operate while it is growing and building a customer base. In March 2002, UNE-P became more valuable to us when the costs charged to us for providing local voice services on the UNE-P service offering in New York State were lowered. We believe current rates are also very attractive in New Jersey, Michigan and

Pennsylvania. Our primary operating CLEC, New Rochelle Telephone Corp. ("NRTC"), is selling services in New York State and Pennsylvania, and is currently achieving gross margins of approximately 50%.

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

      In October 1997, we began incubating small high-growth-potential companies, and we made our first investment in a CLEC, Access One Communications, Inc. ("Access One"), when we purchased approximately 28% of Access One's outstanding capital stock. Access One was a newly-formed CLEC with approximately 2,000 installed local access lines that looked to us for growth capital to meet its business plan. Our Board of Directors believed that Access One's "customer-first" growth strategy of obtaining a customer base first and later building an equipment network around a geographically concentrated customer base was a compelling strategy that would utilize capital wisely and yield high valuations in the future. Access One was purchased by Talk America Holdings Inc. ("Talk"), a publicly-traded telecommunications company, in August 2000.

      We commenced operations in the telecommunications industry in fiscal 1998 by acquiring Essex Communications, Inc. ("Essex"), a newly-formed CLEC formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.

      Due to our increased focus on developing a full suite of telecommunications services, and the significant decrease in luggage division sales, our Board of Directors decided in July 1999 to divest the Company's luggage division, and we sold the assets of our U.S. luggage operations in August 1999.

      In January 2000, we acquired Telecarrier Services, Inc. ("Telecarrier"), a New Jersey-based CLEC that operated as a CLEC in the states of Massachusetts, New Jersey, New York and Rhode Island and provided long distance service in 13 states. Although most of Telecarrier's operations were merged into Essex after the acquisition was completed, we maintained several licenses in Telecarrier, and we are now operating Telecarrier to sell local telephone services in New York and New Jersey. For the year ended November 30, 2003, Telecarrier had revenues of approximately $1,571,000, and an operating loss of approximately $584,000. At November 30, 2003, Telecarrier had a customer base with approximately 4,000 telephone lines.

     On July 29, 2002, Telecarrier commenced a case under chapter 11 of the Bankruptcy Code. Telecarrier continues to operate its business and manage its affairs as a debtor and debtor in possession. In February 2004, Telecarrier filed a plan of reorganization pursuant to which the capital stock of a reorganized Telecarrier would be sold by competitive bid either to eLEC or to an unrelated third party, and the proceeds from the sale of such stock would be used to make distributions to creditors of Telecarrier. While we are not currently able to determine whether the plan of reorganization will be consummated, we expect to retain control of Telecarrier following its emergence from bankruptcy in fiscal 2004.

      In October 2000, we acquired Line One, Inc. ("Line One"), a telemarketing firm with approximately 70 seats. Line One became our internal marketing engine for our telemarketing channel, which contacts small businesses and offers our telecommunications services. We believe telemarketing is a particularly effective marketing strategy to utilize because of the ubiquitous reach that the UNE-P service offering gives us. Due to our limited financial resources, we decreased the operations of Line One at the beginning of 2003 to 15 seats. At this level of operations, our line acquisition cost became higher than the cost we would pay if we outsourced our telemarketing operation. We consequently discontinued internal telemarketing in June 2003. Line One is now an inactive subsidiary and we outsource all of our telemarketing activities on a successful efforts basis.

      On September 3, 2002, we entered into a definitive purchase agreement to sell certain of the assets of Essex to Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"). The sale to EAC was completed on December 31, 2002. EAC purchased selected assets and assumed certain liabilities in conjunction with this transaction. The remaining shell of Essex was sold to Glad Holdings, LLC on September 11, 2003. As a result thereof, the Company recorded a gain of approximately $7,314,000 in the fourth quarter of the current fiscal year.

      Even though we sold a CLEC operation to EAC, we were not prevented in the asset purchase agreement with EAC from continuing to operate as a CLEC. Consequently, in November 2002 we began the operations of New Rochelle Telephone, a start-up CLEC. As the intellectual know-how and internal systems we had developed in creating Essex were still owned by us, we were able to rebuild our customer base to a total of approximately 12,100 lines in New Rochelle Telephone and Telecarrier combined, as of January 31, 2004. With the sale of our corporate headquarters building in October 2003, we now have a limited amount of cash available for line acquisition costs, and we plan to grow our sales at a faster rate in 2004. We have outsourced an additional third-party telemarketing firm in February 2004 to help us achieve a higher growth rate.

eLEC's Telecommunications Services

      We tailor our service offerings to meet the specific needs of small business and residential customers in our target markets. We primarily market our services through two different distribution channels. We use third-party telemarketers to attract small business and residential accounts (typically less than five telephone lines for each account), and we use agents and direct marketing to attract small business and residential accounts (typically one to 20 lines in size for each account). Based upon feedback received from our customers and analysis of the types of services the entities in each of these groups typically utilize, we tailor a basic telecommunications service package, which can be promptly adjusted to the specific needs of individual customers. To further help our customers manage their accounts, our customers can view their invoices from us, including unbilled telephone calls in the current month, and make payments of their invoices to us, on a secure customer web site. They can also input requests for repair orders, moves, adds and changes via the web site, and check their voice mail. We creatively package our services to provide "one-stop shopping" solutions for our customers, so that they can purchase directly from us all of their communications requirements. Listed below are the basic categories of services that we offer:

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

      o International Calling. While we offer international calling, our typical customer does not place a significant number of international calls. Most telephone companies experience a higher bad debt percentage on international calling than on local services. We believe there are marketing opportunities in those cases in which we can offer low international calling rates to particular countries and simultaneously attract more local telephone customers. To reduce the risk of bad debt exposure, however, we do offer a prepaid international product for customers that want to dial overseas and receive a discounted rate. No pin or account numbers are required as the system recognizes the telephone number from which the call is initiated, including any cell phone number that the customer programs into the system. Calls must originate in the United States and can be made to any destination in the world.

Business Strategy

      Our goal is to use our internally developed systems and processes to operate as a premiere UNE-P focused integrated communications provider. We intend to take advantage of the UNE-P service offering in states in which the rates allow a CLEC to obtain an appropriate gross margin, such as New York, New Jersey, Pennsylvania and Michigan.

      We are taking the following actions to achieve our goal of being a profitable UNE-P CLEC:

      o Target Small-Business and Residential Customers. We focus our CLEC sales efforts for local and long distance services on small business and residential consumers having one to 20 local access lines in any one location. We have elected to focus on this segment because of our ability to obtain under the UNE-P platform, an ample gross margin on the services provided to these customers. We also believe that, as compared to larger businesses, the ILECs and facilities-first CLECs may be less likely to apply significant resources to obtaining or retaining these customers. We expect to attract and retain these customers through telemarketers and agents, by offering bundled local and long distance services, as well as enhanced telecommunication services, at competitive long distance rates, by responsive customer service and support and by offering new and innovative products.

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

      o Achieve Market Share with Competitive Pricing. We always price our CLEC services at a discount to the same services provided by an ILEC. We can ascertain the prices the ILECs charge because we have access to the rates they have filed with the various state public service commissions, and we typically review the telephone bill of a potential customer before switching it to our network to compare the prices it was paying and any contractual obligations to which it was subject. We anticipate that some ILECs may reduce their prices as increased competition begins to erode their market share. We believe, however, that we will be able to compete as prices decrease because of our low network costs and because we will be providing a more responsive customer service than the ILEC and will not have to rely on price alone to maintain our core customer base.

      o Market in our Own Community. We are taking an active role in the County of Westchester, New York, where we are located, so that local businesses and residents will begin to recognize our principal operating subsidiary, NRTC, as "the local phone company." Our employees participate in various charitable groups as NRTC representatives, and NRTC has been a sponsor of various events, such as a walk-a-thon for Support Connection, Inc., a cancer support group, and various volunteer activities for the Habitat for Humanity program run in Westchester County.

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

      In addition to competition from ILECs and other CLECs, several other entities currently offer or are capable of offering local service, such as wireless service providers, long distance carriers, cable television companies and electric utilities. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, can offer single source local and long distance services like those we offer. For example, long distance carriers, such as AT&T, MCI and Sprint Corporation, among other carriers, have each successfully implemented local telecommunications services in major U.S. markets using UNE-P or by reselling the ILECs' services.

      The long distance market, in comparison to the local market, has relatively insignificant barriers to entry and has been populated by numerous entities that compete for the same customers by frequently offering promotional incentives and lower rates. We compete with many such companies that do not offer any service other than long distance, and we compete with established major carriers such as AT&T and MCI. We believe our bundled package of local services and our attentive customer service department will help us compete in this market. We will also have to maintain high quality and low cost services to compete effectively. In many instances, we must be in a position to reduce our rates to remain competitive. Such reduction could be harmful to us if we do not also provide other services to our long distance customers.

      We also compete with wholesale DSL Carriers, including companies such as Covad Communications Group, Inc., that offer DSL services and other data related products. Many DSL carriers have significant strategic equity investors, marketing alliances and product development partners and have obtained licenses to operate as a CLEC. Additionally, many of these competitors are offering, or may soon offer, DSL technologies and services that include voice services over the Internet or voice services over a DSL circuit that will directly compete with our local voice product.

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

Employees

      At February 15, 2004, we employed 35 employees, of whom 26 were employed on a full-time basis and nine were employed on a part-time basis. We are not subject to any collective bargaining agreement and we believe that our relationship with our employees is good.

Item 2. - Description of Property

      The following table sets forth pertinent facts concerning our office lease at February 15, 2004.

                                                   Approximate            Annual
      Location                     Use             Square Feet             Rent
      --------                     ---             -----------             ----
75 South Broadway                 Office              4,000              $72,000
White Plains, NY 10601

      The lease for our office space in White Plains is a five year lease that began on December 1, 2003. We believe this space is adequate for our current operating needs. We have no other leased or owned properties.

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

      None

                                     PART II

Item 5. - Market for the Company's Common Equity and Related Stockholder Matters

      Our common stock currently trades on The OTC Bulletin Board(R) ("OTCBB") under the symbol ELEC. Prior to our listing on the OTCBB in February 2002, our common stock traded on The Nasdaq Small Cap Stock Market(R). The high and low sales price for each quarterly period of our last two fiscal years are listed below:

                                            High          Low
         Fiscal 2002
                  1st Quarter              $0.61         $0.18
                  2nd Quarter               0.18          0.02
                  3rd Quarter               0.05          0.03
                  4th Quarter               0.09          0.02

         Fiscal 2003
                  1st Quarter              $0.08         $0.04
                  2nd Quarter               0.16          0.05
                  3rd Quarter               0.14          0.08
                  4th Quarter               0.21          0.08

      The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of February 13, 2004, there were 235 holders of record of our common stock and approximately 2,800 beneficial holders.

      We have never paid dividends on our common stock and do not expected to do so in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and would depend on, among other factors, our earnings, capital requirements and operating and financial condition.

      The following table provides information as of November 30, 2003 with respect to shares of our common stock that are issuable under equity compensation plans.

                                                                                        Number of securities
                                                                                       remaining available to
                                         Number of securities                          future issuance under
                                          to be issued upon      Weighted-average       equity compensation
                                             exercise of         exercise price of        plans (excluding
                                         outstanding options,   outstanding options,    securities reflected
                                         warrants and rights    warrants and rights        in column (a))
            Plan Category                        (a)                    (b)                     (c)
------------------------------------     --------------------   --------------------   ----------------------

Equity compensation plans
  approved by security holders

   Employee Stock Option Plan (1)              1,723,334               $0.84                  302,381
   1996 Restricted Stock Plan (2)                     --                                      400,000
                                              ----------                                   ----------
                            Subtotal           1,723,334                                      702,381
                                              ----------                                   ----------

Equity compensation plans
   not approved by security holders

   RFC Warrants (3)                              200,000                1.54                       --
   Kaufman Bros. Warrants (4)                    350,000                1.88                       --
                                              ----------
                            Subtotal             550,000
                                              ----------

                               Total           2,273,334                                      702,381
                                              ==========                                   ==========

----------

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

Plan of Operation

      Our financial condition was significantly improved during fiscal 2003 by the sale on December 31, 2002 to EAC of certain assets and liabilities of Essex, the sale of the capital stock of Essex on September 11, 2203 and the sale of our corporate headquarters building for cash of $2,200,000 on October 8, 2003. These transactions resulted in an aggregate gain of approximately $11,372,000 and have dramatically improved our working capital position and our net worth. Additionally, the sale of our corporate headquarters building has been a source of cash for customer acquisition efforts without diluting shareholders via the sale of stock. Although we still have negative working capital, we have no indebtedness for money borrowed, except for small equipment purchases, and approximately $1,903,000 of our current liabilities, of which $872,000 are for liabilities of Telecarrier, consist of payables and accruals that are more than one year old and that we believe we may not have to pay in full, or that we may be able to pay over an extended period of time if the creditors seek payment. We plan to use our existing cash balances primarily to pay for new customer acquisition costs. We believe the cash flow from our existing customer accounts is sufficient to cover our current operating costs. In January 2004, we invoiced our customers approximately $646,000, for accounts representing approximately 12,100 lines. This growth came over only 14 months of operations, as the operations of NRTC and Telecarrier first had billings in November 2002 of approximately $23,000, for accounts representing approximately 400 lines.

      Our primary methods of obtaining new customer accounts will continue to be through telemarketing and outside sales agents. We believe these are effective low-cost methods of building new accounts, and our past history with these customer acquisition methods is helpful in planning and budgeting our operations on a going forward basis. While we believe our cash balances are adequate for continued limited growth, our cash balances are not sufficient to generate the growth we desire or the growth that our internal operating systems are capable of handling. We are therefore beginning to explore opportunities for raising cash through asset-based borrowings or through a modest equity placement.

      We do not expect to purchase any significant assets or make any significant capital expenditures in the next 12 months. We believe our back-office systems are adequately developed and functioning well, and we anticipate only minor expenditures to further automate such systems during the next 12 months. We are continuing to pursue the utilization of a packet-based network, such as Voice over Internet Protocol ("VoIP"), to carry our local voice traffic. This technology is used to transmit voice conversations over a data network using the Internet Protocol. Such data network may be the Internet or may be a managed network.

      Many carriers are providing VoIP for international calls and long distance calls, but very few carriers have implemented VoIP for local telephone service. We believe the most important trend in the industry will be packet-based networks replacing today's traditional circuit-switched voice technology. Packet switching has tremendous advantages over circuit switching. Packets can be transmitted over copper wire or over wireless facilities, packet-switched equipment is substantially less expensive than circuit-switched equipment and the price of packet-switched equipment is continually dropping even as it becomes technologically more sophisticated. We plan to move toward this technology over the next six to 12 months, as this technology also allows us to bypass the ILECs when we provide local telephone service to our customers. Additionally, VoIP allows for added and integrated new service offerings, such as integrated messaging, bandwidth on demand and voice emails. While we will continue to seek and evaluate new technologies, our focus will continue to be on building our customer base, and not in developing new technology. We plan to continue our efforts on improving customer service and in maintaining efficient systems that allow us to sell, provision, bill and collect, as our first priority is to develop and maintain a stable core UNE-P business that generates positive cash flow from operations. As we move towards a VoIP product, we anticipate that we will partner with a carrier's carrier or with another CLEC in order to provide VoIP local service to our customers. We do not plan to have substantial equipment purchases, although we may consider sharing a switch with another entity.

Fiscal Year 2003 Compared to Fiscal Year 2002

      Revenues for fiscal 2003 decreased by approximately $8,674,000, or approximately 61%, to approximately $5,568,000 as compared to approximately $14,242,000 reported in fiscal 2002. The decrease in revenue was directly attributable to the sale of the entire customer base of Essex on December 31, 2002, which was our primary operating CLEC in fiscal 2002. With the sale of substantially all of the assets and liabilities of Essex on December 31, 2002, we had to start building a new customer base in our other two CLECs, NRTC and Telecarrier. Our goal is to add a minimum of 2,000 net lines per month in fiscal 2004. However, we have not yet been able to outsource enough telemarketing seats in the first quarter of fiscal 2004 to reach that monthly goal. In February 2004, we added an additional telemarketing agent and a new direct marketing program that we believe will help us reach the 2,000 net lines a month level.

      Our gross profit in fiscal 2003 decreased by approximately $2,464,000, or approximately 47%, to approximately $2,802,000 from approximately $5,266,000 reported in fiscal 2002 while our gross profit percentage was 50.3% in fiscal 2003 and 37% in fiscal 2002. The reduction in gross profit dollars was attributable to the sale of the Essex customer base. The increase in gross profit percentage was attributable to lower buying prices from ILECs in the states in which we operated during fiscal 2003, compared to the states in which we were operating during fiscal 2002. NRTC and Telecarrier are operating in states in which we can purchase unbundled network elements at prices that are significantly lower than the prices charged in some of the states in which Essex was operating. Our selling strategy in fiscal 2004 is to continue to penetrate states that offer the opportunity to achieve higher margins.

      As a result of the sale of Essex, our selling, general and administrative ("SG&A") expenses decreased by approximately $3,754,000, or approximately 39.6%, to approximately $5,732,000 as compared to approximately $9,486,000 reported in fiscal 2002. The decrease was also attributable to various cost cutting measures, which included, among other things, a reduction in staffing in all areas of our operations and reduced spending on our marketing efforts. Additionally, we reduced and eventually discontinued internal telemarketing. In the fourth quarter of fiscal 2003, we cut our occupancy cost from approximately $22,000 a month to approximately $6,000 a month, when we sold our building in New Rochelle, New York. We currently spend slightly less than $100,000 a month on personnel costs, and we are budgeting approximately $100,000 a month for new line acquisition costs. We anticipate total monthly selling, general and administrative expenses to be approximately $350,000 a month beginning in the first quarter of fiscal 2004.

      Depreciation and amortization expense decreased by approximately $173,000 to approximately $88,000 from approximately $261,000 reported in fiscal 2002. The decrease was attributable to the lower amount of depreciable assets in 2003, following the sale of the assets of Essex to EAC in December 2002 and the sale of our corporate headquarters building in October 2003.

      Interest expense decreased by approximately $262,000 to approximately $175,000 from approximately $437,000 reported in fiscal 2002, primarily due to lower average borrowing caused by the payback of and eventual termination of our credit facility in August 2002, and the payoff of our building mortgage in October 2003. In fiscal 2004, we anticipate we will pay interest on miscellaneous capital leases and notes until a lending facility, if any, is obtained.

      Gain on the sale of investment securities and other investments in fiscal years 2003 and 2002 of approximately $122,000 and $1,454,000, respectively, resulted primarily from the sale of capital stock derived from our investment in Talk. We no longer own any Talk stock and do not anticipate any gains on the sale of Talk stock in fiscal 2004, unless we exercise warrants to buy additional shares of Talk. We currently own warrants to purchase approximately 95,000 shares of Talk at a price of $6.30 per share. Talk common stock closed at a price of $10.79 on February 13, 2004.

      As noted above, in fiscal 2003 we sold Essex assets, Essex stock and our headquarters building. The sales netted a gain of approximately $11,372,000. No such asset sales occurred in fiscal 2002.

Liquidity and Capital Resources

      At November 30, 2003, we had cash and cash equivalents of approximately $669,000 and negative working capital of approximately $1,938,000 as compared to cash and cash equivalents of approximately $939,000 and negative working capital of approximately $11,214,000 at November 30, 2002. The decrease in negative working capital was primarily due to the sales of Essex assets, Essex stock and our corporate headquarters building. Our cash balances at November 30, 2003 included approximately $152,000 that was in the Telecarrier bankruptcy estate. This cash is only available for the operations of Telecarrier.

      Net cash (used in) provided by operating activities aggregated approximately ($1,636,000) and $2,750,000 in fiscal 2003 and 2002, respectively. The principal use of cash from operating activities in fiscal 2003 was net income of approximately $8,323,000, which was offset by non-cash gains on the sale of the Essex assets and subsidiary of approximately $10,825,000. The principal source of cash from operating activities in fiscal 2002 was the increase in accounts payable of approximately $5,188,000, which was offset in part by the operating loss for the period of approximately $3,319,000.

      Net cash provided by investing activities aggregated approximately $2,529,000 and $1,631,000 in fiscal 2003 and 2002, respectively. The principal source of cash from investing activities was the proceeds of $2,100,000 received from the sale of our corporate headquarters building. The principal source of cash from investing activities in fiscal 2002 was the proceeds from the sale of marketable securities of approximately $1,381,000.

      Net cash used in financing activities aggregated approximately ($1,163,000) and ($4,240,000) in fiscal 2003 and 2002, respectively. In fiscal 2003, net cash used in financing activities resulted from the repayment of the mortgage note payable in respect of our former headquarters building of $1,100,000. In fiscal 2002, the principal use of cash in financing activities consisted of approximately $3,999,000 in repayments of a revolving credit line.

      We had no capital expenditures in fiscal 2003 or in fiscal 2002. We do not anticipate making any significant capital expenditures in fiscal 2004.

      In August 2002, we paid off our loan and security agreement with Textron Financial, formerly known as RFC Capital Corporation. We have no working capital facility available to us at this time. Our Telecarrier subsidiary, which is operating in bankruptcy, had a $150,000 line of credit with a bank. The line is a pre-petition obligation and has been sold by the bank to an unrelated financial institution. Telecarrier does not have any debtor-in-possession financing. The bankruptcy court has classified the pre-petition bank loan as an unsecured obligation.

      We have stock purchase warrants that entitle us to purchase approximately 95,000 additional shares of Talk. The warrant exercise price is $6.30 per share and, at February 13, 2004, our warrants were in-the-money, as Talk common stock was trading at approximately $10.79 per share at such date. We have been discussing with Talk management our intention to exercise the warrants during fiscal 2004, as we plan to use the proceeds of the warrants to generate additional cash for line acquisition costs.

      The report of the independent auditors on our 2003 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have worked during the course of the year to improve our financial condition and, as discussed previously, the sale of most of the assets and liabilities of our former wholly-owned subsidiary, Essex, in December 2002, the sale of the stock of Essex in September 2003 and the sale of our corporate headquarters building in October 2003 has helped us to continue our business operations. Additionally, we are approaching a breakeven level and we believe we currently have the cash resources to further grow our business to profitable levels. However, we have not recently reported a fiscal quarter with income from operations and we continue to operate with negative working capital, which at November 30, 2003 was approximately $1,938,000. In addition, there remains some doubt as to whether we will have the financial ability to meet payment demands, if they are made, from creditors. We believe we will be able to settle approximately $872,000 of current liabilities to Telecarrier's creditors via a reorganization plan to bring our Telecarrier subsidiary out of bankruptcy. We believe it is important to our current operations to maintain the new customer accounts that we have established in Telecarrier. If we are successful in maintaining ownership of a reorganized Telecarrier, we anticipate that we will have profitable operations and will be able to further pursue implementation of VoIP technology as an additional network to carry the voice traffic of our customers. The failure to retain our Telecarrier subsidiary and to settle past due amounts within our financial means will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in the continuance of unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern.

New Accounting Standards

The new accounting pronouncements in footnote one of our Consolidated Financial Statements are incorporated by reference.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

      *     revenue recognition and estimating allowance for doubtful accounts;

      *     valuation of long-lived assets

      *     income tax valuation allowance;

      We continually evaluate our accounting policies and the estimates we use to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

      * it requires assumptions to be made that were uncertain at the time the estimate was made; and

      * changes in the estimate, or the use of different estimating methods, could have a material impact on the Company's consolidated results of operations or financial condition.

      Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to the consolidated financial statements, which are included in this Form 10-KSB filing. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

      Certain of our accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates:

Revenue Recognition

      We apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition". We recognize revenue from telecommunication services in the period that the service is provided. We estimate amounts earned for carrier interconnection and access fees based on usage.

Accounts Receivable

      In an effort to increase the number of customer lines, we have relaxed our initial credit policies and we do not perform significant initial credit evaluations of our customers. Once a customer is billed for services, we actively manage the accounts receivable to minimize credit risk.

      We maintain an allowance for doubtful accounts, which is estimated based upon historical experience as well as specific customer collection issues that have been identified. We cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Impairment of Long-Lived Assets

      We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2003 and 2002, there were no impairment losses

Income Taxes

      We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Item 7. - Financial Statements

      The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-2 to our consolidated financial statements are herein incorporated:

      Consolidated balance sheets - November 30, 2003 and 2002

      Consolidated statements of operations - Years ended November 30, 2003 and 2002

      Consolidated statements of stockholders' equity deficiency - Years ended November 30, 2003 and 2002

      Consolidated statements of cash flows - Years ended November 30, 2003 and 2002

      Notes to consolidated financial statements - Years ended November 30, 2003 and 2002

Item 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. - Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(a) of the Exchange Act.

      Information relating to our directors is set forth under the caption entitled "Election of Directors" in our 2004 Proxy Statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2004 Proxy Statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

Item 10. - Executive compensation

      The information regarding compensation of our officers and directors is set forth under the caption entitled "Executive Compensation" in our 2004 Proxy Statement and is incorporated herein by reference.

Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      Information regarding ownership of certain of our securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our 2004 Proxy Statement and is incorporated herein by reference.

Item 12. - Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions with our company is set forth under the caption entitled "Certain Relationships and Related Transactions" in our 2004 Proxy Statement and is incorporated herein by reference.

Item 13. - Exhibits and Reports on Form 8-K

      (3)   Articles of Incorporation and By-laws

            (a) Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.

            (b) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive proxy statement filed with the Securities and Exchange

                  Commission in connection with our Annual Meeting of Shareholders held in May 1984.

            (c) Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.

            (d) Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

            (e) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.

            (f) Certificate of Amendment of Certificate of Incorporation filed February 17, 1999.

            (g) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

            (h) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.

            (i) By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.

      (10)        Material Contracts

            (a) 1995 Stock Option Plan, incorporated by reference to Exhibit 10(I) to our Annual Report on Form 10-K for the year ended November 30, 1995, as amended.

            (b) 1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996.

            (c)   Non-Employee Director Stock Option Plan, dated March 30, 2001.

            (d) Lease Agreement By and Between South Broadway WP, LLC, Landlord and New Rochelle Telephone Corp., Tenant dated August 2003.

      (22) Subsidiaries - The significant wholly-owned subsidiaries are as follows:

            Name                                 Jurisdiction of Organization
            ----                                 ----------------------------
            .
            New Rochelle Telephone Corp.         New York
            Telecarrier Services, Inc.           Delaware

      (23)        Consent of Nussbaum Yates & Wolpow, P.C.

      (31.1) Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (32.1) Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      On October 8, 2003, we filed a Current Report on Form 8-K reporting (i) the sale of our corporate headquarters building in New Rochelle, New York, (ii) the sale of a wholly-owned subsidiary, Essex Communications, Inc. and (iii) the press releases relating to the above mentioned sales and our operating results for the third quarter.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Nussbaum Yates & Wolpow, P.C., our principal accountants, for professional services rendered for the audit of our annual financial statements for the last two fiscal years and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the last two fiscal years was $99,651 and $93,078, respectively.

Audit-Related Fees. We did not engage our principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning services rendered to us during the last two fiscal years was $15,000 and $15,000, respectively.

All Other Fees. We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures. Our Board of Directors has the sole authority to appoint or replace our independent auditor. Our Board is directly responsible for the compensation and oversight of the work of our independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our independent auditor is engaged by, and reports directly to, our Board.

      Our Board pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by our Board prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of our Board may pre-approve such services, and will report for ratification such pre-approval to our Board at its next scheduled meeting. Our Board has complied with the procedures set forth above and all services reported above were approved in accordance with such procedures. .

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 27th day of February 2004 .

                                                eLEC COMMUNICATIONS CORP.
                                                        (Company)


                                                By:   /s/ Paul H. Riss
                                                   -----------------------------
                                                   Paul H. Riss
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                        Title                         Date
----------------------    ----------------------------------   -----------------


/s/  Paul H. Riss         Chief Executive Officer              February 27, 2004
----------------------    Chief Financial Officer
Paul H. Riss              (Principal Accounting Officer)
                          Director


/s/ Joel Dupre            Chairman of the Board of Directors   February 27, 2004
----------------------
Joel Dupre

                                   FORM 10-KSB

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

The following consolidated financial statements of eLEC Communications Corp. and Subsidiaries are included in Item 7:

Report of Independent Certified Public Accountants                               F-2

    Consolidated balance sheets - November 30, 2003 and 2002                  F-3 - F-4

    Consolidated statements of operations - Years ended November 30,
      2003 and 2002                                                              F-5

    Consolidated statements of stockholders' equity deficiency -
      Years ended November 30, 2003 and 2002                                  F-6 - F-7

    Consolidated statements of cash flows - Years ended November 30,
      2003 and 2002                                                           F-8 - F-9

    Notes to consolidated financial statements - Years ended November
      30, 2003 and 2002                                                     F-10 - F- 32

               Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
eLEC Communications Corp.
White Plains, New York

We have audited the accompanying consolidated balance sheets of eLEC Communications Corp. and Subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and its subsidiaries as of November 30, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and has incurred significant recurring losses from its operations, has negative working capital and a stockholders' equity deficiency. A wholly owned subsidiary, Telecarrier Services Inc., has filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 2, 2004
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 2003 AND 2002

                                     ASSETS

                                                    2003         2002
                                                ----------   ----------

Current assets:
   Cash and cash equivalents                    $  669,022   $  938,528
   Accounts receivable, net of allowance of
     $170,143 and $14,166 in 2003 and 2002         704,649      226,324
   Investment securities                                --       80,231
   Other investments                                    --      137,558
   Prepaid expenses and other current assets       182,430      144,829
   Due from related party                            7,723       57,909
   Assets held for sale                                 --    1,102,103
                                                ----------   ----------

                     Total current assets        1,563,824    2,687,482

Property, plant and equipment, net                  25,391    1,826,835

Other assets                                        48,000      371,036
                                                ----------   ----------

                     Total assets               $1,637,215   $4,885,353
                                                ==========   ==========

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           NOVEMBER 30, 2003 AND 2002

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

                                                                          2003            2002
                                                                      ------------    ------------
Current liabilities:
   Short-term borrowings                                              $    150,000    $    150,000
   Current portion of long-term debt and capital
     lease obligations                                                      39,360          57,379
   Accounts payable and accrued expenses                                 2,474,270       3,323,593
   Taxes payable                                                           406,097              --
   Due to related parties                                                  310,791         289,614
   Liabilities assumed in sale                                                  --      10,081,382
   Deferred revenues                                                       121,138              --
                                                                      ------------    ------------

              Total current liabilities                                  3,501,656      13,901,968
                                                                      ------------    ------------

Long-term debt and capital lease obligations, less
   current portion                                                              --       1,145,005
                                                                      ------------    ------------

Stockholders' equity deficiency:
   Preferred stock, $.10 par value; 1,000,000 shares
     authorized, Series B 1,300 authorized, 16 shares in 2002,
     liquidation preference $1,000 per share                                    --               2
   Common stock, $.10 par value; 50,000,000 shares
     authorized; 16,265,282 and 15,619,282 shares
     issued in 2003 and 2002                                             1,626,528       1,561,928
   Capital in excess of par value                                       25,650,634      25,671,342
   Deficit                                                             (29,114,103)    (37,437,314)
   Treasury stock at cost, 11,000 shares                                   (27,500)        (27,500)
   Accumulated other comprehensive income, unrealized
     gain on securities                                                         --          69,922
                                                                      ------------    ------------

              Total stockholders' equity deficiency                     (1,864,441)    (10,161,620)
                                                                      ------------    ------------

              Total liabilities and stockholders' equity deficiency   $  1,637,215    $  4,885,353
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                           2003            2002
                                                                      ------------    ------------
Revenues                                                              $  5,568,004    $ 14,242,079
                                                                      ------------    ------------

Costs and expenses:
   Costs of services                                                     2,765,811       8,976,201
   Selling, general and administrative                                   5,731,843       9,485,592
   Depreciation                                                             88,460         261,436
                                                                      ------------    ------------

          Total costs and expenses                                       8,586,114      18,723,229
                                                                      ------------    ------------

Loss from operations                                                    (3,018,110)     (4,481,150)
                                                                      ------------    ------------

Other income (expense):
   Interest expense                                                       (174,800)       (437,119)
   Interest income and other                                               163,528          83,588
   Gain on extinguishment of debt                                               --          61,025
   Gain on sale of investment securities
     and other investments                                                 121,687       1,454,269
   Gain on disposition of subsidiary                                    10,825,332              --
   Gain on sale and disposal of property, plant and equipment              480,574              --
                                                                      ------------    ------------

          Total other income (expense)                                  11,416,321       1,161,763
                                                                      ------------    ------------

Income (loss) before income taxes                                        8,398,211      (3,319,387)

Income taxes                                                                75,000              --
                                                                      ------------    ------------

Net income (loss)                                                     $  8,323,211     ($3,319,387)
                                                                      ============     ===========

Basic income (loss) per share                                         $        .53           ($.21)
                                                                      ------------    ------------

Diluted income (loss) per share                                       $        .53           ($.21)
                                                                      ------------    ------------

Weighted-average number of common shares outstanding:
       Basic                                                            15,771,219      15,607,183
                                                                      ============     ===========
       Diluted                                                          15,841,941      15,607,183
                                                                      ============     ===========

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002



                                              Preferred Stock              Common Stock              Capital
                                           ---------------------   -----------------------------   in Excess of
                                             Shares      Amount        Shares          Amount       Par Value         Deficit
                                           ---------   ---------   -------------   -------------   -------------   -------------
Balance, November 30, 2001                        16   $       2      15,418,782   $   1,541,878   $  25,546,342    ($34,117,927)

  Net loss                                                                                                            (3,319,387)
  Unrealized gain on investment
    securities arising during the period
  Less reclassification adjustment for
    gains realized in net loss

  Comprehensive loss
  Exercise of stock options                       --          --         200,500          20,050          25,000              --
  Expiration of warrants granted for
    services                                      --          --              --              --         100,000              --
                                           ---------   ---------   -------------   -------------   -------------   -------------
Balance, November 30, 2002                        16   $       2      15,619,282   $   1,561,928   $  25,671,342    ($37,437,314)
                                           =========   =========   =============   =============   =============   =============


                                                         Accumulated        Total
                                                           Other         Stockholders'
                                            Treasury    Comprehensive       Equity
                                             Stock      Income (Loss)     Deficiency
                                           ---------    -------------    -------------
Balance, November 30, 2001                  ($27,500)   $     431,537      ($6,625,668)
                                                                         -------------
  Net loss                                                                  (3,319,387)
  Unrealized gain on investment
    securities arising during the period                    1,019,296        1,019,296
  Less reclassification adjustment for
    gains realized in net loss                             (1,380,911)      (1,380,911)
                                                                         -------------
  Comprehensive loss                                                        (3,681,002)
  Exercise of stock options                       --               --           45,050
  Expiration of warrants granted for
    services                                      --               --          100,000
                                           ---------    -------------    -------------
Balance, November 30, 2002                  ($27,500)   $      69,922     ($10,161,620)
                                           =========    =============    =============

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002



                                                Preferred Stock              Common Stock              Capital
                                            -----------------------   ---------------------------   in Excess of
                                              Shares       Amount         Shares         Amount      Par Value         Deficit
                                            ----------   ----------   ------------   ------------   ------------    ------------
Balance, November 30, 2002                          16   $        2     15,619,282   $  1,561,928   $ 25,671,342    ($37,437,314)

   Net  income                                                                                                         8,323,211

   Less reclassification adjustment for
     gains realized in net income

   Comprehensive income

   Stock issued for interest expense                                       630,000         63,000        (19,110)

   Conversion of Series B preferred stock
     to common stock                               (16)          (2)        16,000          1,600         (1,598)
                                            ----------   ----------   ------------   ------------   ------------    ------------

Balance, November 30, 2003                          --           --     16,265,282   $  1,626,528   $ 25,650,634    ($29,114,103)
                                            ==========   ==========   ============   ============   ============    ============


                                                            Accumulated       Total
                                                              Other        Stockholders'
                                              Treasury     Comprehensive      Equity
                                               Stock       Income (Loss)    Deficiency
                                            ------------   -------------   ------------
Balance, November 30, 2002                      ($27,500)   $     69,922   ($10,161,620)
                                                                           ------------
   Net  income                                                                8,323,211

   Less reclassification adjustment for
     gains realized in net income                                (69,922)       (69,922)
                                                                           ------------
   Comprehensive income                                                       8,253,289

   Stock issued for interest expense                                             43,890

   Conversion of Series B preferred stock
     to common stock                                                                 --
                                            ------------    ------------   ------------

Balance, November 30, 2003                      ($27,500)   $         --    ($1,864,441)
                                            ============    ============   ============

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                      2003            2002
                                                                  ------------    ------------
Operating activities:
Net income (loss)                                                 $  8,323,211    ($ 3,319,387)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                       88,460         261,436
     Gain on sale of investment securities                             (87,965)     (1,380,911)
     Gain on sale of other investments                                 (33,722)        (73,358)
     Loss on write-down of other investments                            71,430              --
     (Gain) loss on sale  and disposal of property,
         plant and equipment                                          (480,574)         24,842
     Gain on extinguishment of debt                                         --         (61,025)
     Stock issued for interest expense                                  43,890              --
     Gain on disposition of subsidiary                             (10,825,332)             --
     Provision for losses on accounts receivable
       and other assets                                                981,920         649,085
Changes in operating assets and liabilities:
   Accounts receivable                                              (1,517,838)      1,023,648
   Prepaid expenses and other current assets                            97,399          77,622
   Other assets                                                        189,855          96,828
   Accounts payable, accrued expenses,
     deferred revenues and taxes                                     1,442,300       5,188,287
   Related party, net                                                   71,363         262,477
                                                                  ------------    ------------

Net cash provided by (used in) operating activities                 (1,635,603)      2,749,544
                                                                  ------------    ------------

Investing activities, net of effects of acquisitions:
   Proceeds from sale of investment securities                          98,274       1,380,911
   Proceeds from sale of other investments                             100,000         177,770
   Proceeds from sale of property, plant and equipment               2,121,746          14,500
   Proceeds from collection of other assets                            209,102          58,216
                                                                  ------------    ------------

Net cash provided by investing activities                            2,529,122       1,631,397
                                                                  ------------    ------------

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002


                                                       2003           2002
                                                   -----------    -----------

Financing activities:
   Repayment of revolving credit line, net         $        --    ($3,998,700)
   Proceeds from short-term borrowings                 380,000             --
   Repayment of short-term borrowings                 (380,000)      (101,145)
   Repayment of long-term debt                      (1,163,025)      (185,234)
   Proceeds from exercise of stock options                  --         45,050
                                                   -----------    -----------

Net cash used in financing activities               (1,163,025)    (4,240,029)
                                                   -----------    -----------

Increase (decrease) in cash and cash equivalents      (269,506)       140,912

Cash and cash equivalents at beginning of year         938,528        797,616
                                                   -----------    -----------

Cash and cash equivalents at end of year           $   669,022    $   938,528
                                                   ===========    ===========

Cash paid during the year for:
   Interest                                        $   121,532    $   469,513
                                                   ===========    ===========

   Income taxes                                    $        --    $        --
                                                   ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

   See Notes 4, 5, 7 and 11.

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

1.    Description of Business and Summary of Accounting Principles

      Description of Business and Concentrations

      eLEC Communications Corp. ("eLEC" or the "Company") is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive local exchange carrier ("CLEC") industry. The Company offers small and medium-sized businesses and residential customers an integrated set of telecommunications products and services, including local exchange, local access, and domestic and international long distance telephone.

      The Company presently operates in one business segment. The principal focus of the Company, as a CLEC, is to resell and provide low cost alternative telecommunication services and other bundled services, focusing on small and medium-sized business users.

      During the fiscal year ended November 30, 2002, the Company entered into an agreement to sell substantially all the assets of Essex Communications, Inc. ("Essex"), a wholly-owned subsidiary that accounted for substantially all of the revenue of the Company for the year ended November 30, 2002 (see Note 13).

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in less than 20% owned companies that do not have readily determinable fair values were carried at cost prior to their disposition. The Company has consolidated its wholly- owned subsidiary, Telecarrier Services Inc. ("TSI"), which has filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws. The Company has a negative investment in TSI and expects to retain control of TSI following its expected emergence from bankruptcy in fiscal 2004.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

1.    Description of Business and Summary of Accounting Principles (Continued)

      Investment Securities

      In accordance with generally accepted accounting principles, the Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investment securities be classified as trading, held-to-maturity or available-for-sale. Investment securities at November 30, 2002 consisted of equity securities classified as available-for-sale and are carried at fair value with unrealized gains or losses to be reported in a separate component of shareholders' equity.

      Property, Plant and Equipment and Depreciation

      Property, plant and equipment are recorded at cost. Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are three to five years for computer equipment and software, thirty-nine years for buildings, twenty years for building improvements, five to ten years for machinery and equipment, and the lesser of the estimated useful life or the life of the lease for leasehold improvements.

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

      The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has performed a comprehensive review of its revenue recognition policies and determined that it is in compliance with SAB 101.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

1.    Description of Business and Summary of Accounting Principles (Continued)

      Collectibility of Accounts Receivable

      Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers and generally does not require collateral. The Company presently accepts new customers and extends initial credit without an evaluation of the credit history or financial condition of the customer. Once a customer is billed for services, the Company actively manages the accounts receivable to minimize credit risk. Approximately $167,000 and $406,000 (including assets held for sale) as of November 30, 2003 and 2002 represented net amounts due (after allowance for doubtful collection) from entities in the telecommunications industry related to intercarrier compensation.

      In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. The Company has recorded allowances for receivables which it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and their ability to make required payments became impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk and, as of November 30, 2003, the Company had no individual customer that constituted more than 10% of its accounts receivable.

      During the years ended November 30, 2003 and 2002, the Company recorded bad debt expense of approximately $982,000 and $649,000.

      Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share in 2003 included the dilutive effect of stock options, warrants and convertible preferred stock. Approximately 1,500,000 of the Company's stock options and warrants were excluded from the 2003 calculation of diluted earnings per share because the exercise price of the stock options and warrants were greater than the average price of the common shares, and therefore their inclusion would have been antidilutive. All options, warrants and convertible preferred stock have not been included in the 2002 computations as they were antidilutive.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

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

      Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, and conclusions regarding the impairment of long-lived assets and gain recognition on the sale of the subsidiaries. Actual results could differ from those estimates, and any difference between the amounts recorded and amounts ultimately realized or paid will be adjusted prospectively as new facts become known.

      Advertising

      Advertising costs are expensed as incurred. Advertising expense amounted to approximately $27,000 in 2003 and $207,000 in 2002.

      Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

      o     Cash and Cash Equivalents

            The carrying amount approximates fair value because of the short maturity of those instruments.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

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

      Stock Compensation Plan

      The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earning per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

      The Company's Stock Option Plan (the "Plan") provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the plan, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. As of November 30, 2003, approximately 300,000 option shares remain available for future issuance.

      The Company's non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of the Company's common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company. Under the plan, options may be granted at no less than the fair market value of the Company's common stock on the date of grant.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

1.    Description of Business and Summary of Accounting Principles (Continued)

      Stock Compensation Plan (Continued)

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2003 and 2002, respectively: annual dividends of $-0-for both years, expected volatility of 159% and 143%, risk-free interest rate of 1.15% and 1.72%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2003 and 2002 was $.09 and $.04, respectively.

      Under the above model, the total value of stock options granted in 2003 and 2002 was $68,574 and $895, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                                 2003          2002
                                                                            -------------   -----------
      Net income (loss):
        As reported                                                         $   8,323,211   ($3,319,387)
        Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net
           income if the fair value based method had been
           applied to all awards                                                  294,338       406,085
                                                                            -------------   -----------
        Proforma                                                            $   8,028,873   ($3,725,472)

      Basic earnings (loss) per share:
          As reported                                                       $         .53         ($.21)
          Proforma                                                          $         .51         ($.24)

      Diluted earnings per share:
          As reported                                                       $         .53         ($.21)
          Proforma                                                          $         .51         ($.24)

      Stock-based employee compensation
        cost, net of related tax effects, included
        in the determination of net income as
        reported                                                            $          -0-  $        -0-

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." Accordingly, the Company elected to early adopt this provision during fiscal 2002, and has classified the early retirement of debt as other income (expense) in its 2002 Consolidated Statements of Operations. The adoption of the remaining provisions of this new standard did not have a material impact on the Company's results of operations or financial position.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company elected to early adopt SFAS 146 during fiscal 2002, and the adoption did not have a material impact on its consolidated results of operations and financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for fiscal years ending after December 15, 2002. The provisions of this statement provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, and requires disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The Company does not intend to change its accounting method for stock-based employee compensation and, accordingly, the Company does not expect the provisions of this new standard to have a material impact on its consolidated results of operations and financial position.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

1.    Description of Business and Summary of Accounting Principles (Continued)

      Recent Accounting Pronouncements (Continued)

      In December 2003, the FASB issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which revision is effective for fiscal years ending after December 15, 2003. The adoption of this revision is not expected to have any impact on the Company's future results of operations or financial position, but will require additional disclosures related to the Company's defined benefit plan. All other recent accounting pronouncements are not applicable to the Company.

2.    Going Concern Matters and Realization of Assets

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years, has negative working capital and a stockholders' equity deficiency. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, and its wholly owned subsidiary, TSI, has filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations, and is also dependent upon the ability of the Company to achieve a satisfactory plan of reorganization for TSI (see Note
      9). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Management has taken the steps described below to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence; however, there can be no assurance that management's plans can be accomplished.

      1) The Company has undertaken steps to reduce selling, general and administrative expenses.

      2) The Company sold its corporate headquarters in New Rochelle, New York and downsized to a smaller leased space in White Plains, New York (see Note 5).

      3) The Company is seeking a working capital facility to finance its accounts receivable.

      4) The Company plans to exercise a warrant it holds to purchase 95,238 shares of Talk America Holdings, Inc. ("Talk") and then sell the related shares. The exercise price is $6.30 per share, and the market price as of February 2, 2004 was $ 10.10 per share. The Company is in the process of requesting that the underlying shares be registered.

      5) The Company is exploring raising capital through an equity placement.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

3.    Investment Securities

      At November 30, 2002:

                                                    Fair           Unrealized
                                       Cost         Value         Holding Gain
                                      --------    ---------       ------------

              Equity securities       $10,309     $  80,231         $  69,922

      The Company's investment securities consisted of 10,143 common shares of Talk, valued at $7.91 per share at November 30, 2002. In addition, the Company holds a non-marketable warrant to purchase 95,238 Talk shares at $6.30 per share, expiring in 2005. The Talk shares have been subject to significant market fluctuations. During the years ended November 30, 2003 and 2002, the Company sold 10,143 shares and 410,662 shares, resulting in gains of $87,965 and $1,380,911.

4.    Other Investments

      The Company held shares in Cordia Corporation (Cordia), a publicly-held company whose shares were quoted in the over-the-counter market. Cordia is controlled by entities owned by a shareholder and former employee of the Company and members of his family. Due to the thinly-traded nature of the Cordia shares, such shares had not been accounted for as a marketable equity security in accordance with Statement of Financial Accounting Standards No. 115, but instead were carried at cost.

      During the year ended November 30, 2003 and 2002, the Company sold 70,000 and 127,000 shares of Cordia stock, resulting in gains of $33,722 and $73,358. The shares were sold at a significant discount to published market prices. At November 30, 2003, the Company wrote off its remaining investment in Cordia amounting to $71,430, because the value of the Cordia investment was deemed to be worthless.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

5.    Property, Plant and Equipment

                                                          2003         2002
                                                       ----------   ----------

      Land                                             $       --   $  225,000
      Building                                                 --    1,302,498
      Building improvements                                    --      221,175
      Machinery and equipment                              80,532      679,307
      Computer equipment and software                     269,351    1,508,157
      Furniture and fixtures                               90,452      253,880
                                                       ----------   ----------

                                                          440,335    4,190,017
      Less accumulated depreciation and amortization      414,944    2,363,182
                                                       ----------   ----------

                                                       $   25,391   $1,826,835
                                                       ==========   ==========

      On October 8, 2003, the Company sold its New Rochelle, New York corporate headquarters. The Company received proceeds of $2,200,000 and used $1,100,000 of such proceeds to retire in full the mortgage note on this property (Note 7). As a result of the sale, the Company recorded a gain of approximately $546,000 in the fourth quarter of the current fiscal year.

      The Company placed $100,000 in escrow to be used to remedy potential environmental costs. As of November 30, 2003, approximately $91,000 remains in escrow, and is included in prepaid expenses and other current assets. The Company expects to receive the remainder of the escrow within the next twelve months, as the Company believes that there are no additional costs to be incurred.

6.    Short-Term Borrowings

      Short-term borrowings consists of an unsecured line of credit agreement with a finance company, up to $150,000, due on demand with interest payable monthly at the prime lending rate plus 2% (6.0% at November 30, 2003) (see Note 9).

      During the year ended November 30, 2003, the Company borrowed $380,000 from certain individuals that was repaid upon the sale of the corporate headquarters described in Note 5. Interest expense related to such borrowings amounted to approximately $45,000, including the issuance by the Company of 630,000 shares of common stock valued at approximately $44,000.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

7.    Long-Term Debt and Capital Lease Obligations

     The Company's former Essex subsidiary (see Note 13) had revolving credit borrowings from RFC Capital Corporation ("RFC"). In connection with the borrowing, the Company granted RFC warrants to purchase 200,000 shares of its common stock at $1.54 per share. The warrants expire on October 23, 2010. The fair market value of the warrants granted to RFC of $313,440 was determined by the use of the Black-Scholes method, and was written off as interest expense during 2001. On February 14, 2002 in connection with an amendment to the loan agreement, the Company was charged a $200,000 fee, which was expensed during 2002. The loan was repaid in full during August 2002.

      On December 7, 2000, the Company acquired a building in New Rochelle, New York, which served as the Company's headquarters. The purchase price of the building was $1,500,000, of which $1,100,000 was paid with the proceeds of a mortgage loan from the seller, and the remainder of the purchase price was paid in cash at closing. The mortgage loan required interest payments only on a monthly basis through December 2005, when the entire loan principal balance became due. The interest rate was 10% through December 2001, and 11% for the remaining period. See Note 5 regarding sale of the building and repayment of the mortgage loan.

      Long-term debt consists of the following:

                                                         2003         2002
                                                     ----------   ----------

      Mortgage note payable                          $       --   $1,100,000

      Equipment loans payable in aggregate monthly
        installments of $1,497 including
        interest ranging from 4.90% to 5.90%
        maturing at various dates through 2004               --       32,187
      Capital lease obligations (Note 11)                39,360       70,197
                                                     ----------   ----------

                                                         39,360    1,202,384
      Less current maturities                            39,360       57,379
                                                     ----------   ----------

                                                     $       --   $1,145,005
                                                     ==========   ==========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

8.    Income Taxes

      At November 30, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately nineteen million dollars expiring in the years 2004 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2003 and 2002 are as follows:

                                                           2003         2002
                                                       -----------  -----------

      Deferred tax assets:
         Net operating loss carryforwards              $ 6,640,000  $ 8,160,000
         Allowance for doubtful accounts and accruals       60,000      930,000
         Depreciation and impairment charge                     --      280,000
                                                       -----------  -----------

                                                         6,700,000    9,370,000
      Valuation allowance                               (6,700,000)  (9,370,000)
                                                       -----------  -----------

      Net deferred tax assets                          $        --  $        --
                                                       ===========  ===========

      The following is a reconciliation of the tax provisions for the two years ended November 30, 2003 with the statutory Federal income tax rates:

                                                    Percentage of Pre-Tax Income
                                                    ----------------------------
                                                        2003             2002
                                                    ------------     -----------

      Statutory Federal income tax rate                 35.0%           (34.0%)

      Utilization of net operating loss carryovers     (34.1)               --

      Operating losses generating no current
         tax benefit                                      --              34.0
                                                      ------            ------

                                                          .9%               --
                                                      ======            ======
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

9.    Subsidiary's Petition for Relief Under Chapter 11

      On July 29, 2002, TSI, which had licenses to resell local and long distance service in four states, filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims (liabilities subject to compromise) against TSI in existence prior to the filing of the petition for relief under the Federal Bankruptcy Laws, are stayed while TSI continues business operations as a debtor-in-possession. TSI has filed a plan of reorganization pursuant to which the capital stock of a reorganized TSI would be sold either to the Company or to an unrelated third party, and the proceeds from the sale of the stock of the reorganized entity would be used to make distributions to creditors of TSI. While the Company currently is unable to predict whether the plan of reorganization will be consummated, it expects to retain control of TSI following its expected emergence from bankruptcy in fiscal 2004. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date, resulting from rejection of executory contracts, including leases, and from the determination of the Court (or agreed to by parties-in-interest) of allowed claims for contingencies and other disputed amounts.

      As of November 30, 2003 and 2002, TSI had total assets of approximately $504,000 and $374,000 and total liabilities of approximately $1,427,000 and $947,000, of which approximately $872,000 and $899,000 represented pre-petition liabilities and approximately $555,000 and $48,000 represented post-petition liabilities. Pre-petition liabilities subject to compromise are reflected below:


                                                 2003              2002
                                               --------          --------

      Line of credit                           $150,000          $150,000
      Trade payables and due
         to related parties (Note 12)           619,000           646,000
      Other accrued expenses                    103,000           103,000

10.   Pension Plans

      The Company has a defined benefit plan covering two active and a number of former employees. The benefits provided are primarily based upon years of service and compensation, as defined. The Company's funding policy is to contribute annually the minimum amount required to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of investments in conservative equity securities.

      Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

10.   Pension Plans (Continued)

      Net periodic pension cost (gain) included the following components:

                                                              2003       2002
                                                            --------   --------

      Interest cost on projected benefit obligation         $ 54,086   $ 48,591
      Return on assets                                       (35,411)   (38,287)
      Net amortization of (gain) or loss                      34,057     20,743
                                                            --------   --------

                                                            $ 52,732   $ 31,047
                                                            ========   ========

      Following is a summary of significant actuarial assumptions used:

                                                              2003       2002
                                                            --------   --------

      Weighted-average discount rates                         7.0%       7.0%
      Rates of increase in compensation levels                5.0%       5.0%
      Expected long-term rate of return on assets             8.0%       8.0%

      The following table sets forth the Plan's funded status and amounts recognized in the Company's statement of financial position at:

                                                               November 30,
                                                            2003        2002
                                                          ---------   ---------

      Accumulated benefit obligation, including vested
        benefits of $820,709 and $736,717 at
        November 30, 2003 and 2002, respectively          ($820,709)  ($736,717)
                                                          =========   =========

      Projected benefit obligation for service
         rendered to date                                 ($820,709)  ($736,717)
      Plan assets at fair value                             498,149     417,601
                                                          ---------   ---------
      Plan assets in excess of  (deficiency in) unfunded
        projected benefit obligation                       (322,560)   (319,116)
                                                          ---------   ---------

      Accrued pension cost                                ($322,560)  ($319,116)
                                                          =========   =========

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions. There were no contributions made for the years ended November 30, 2003 and 2002.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

11.   Commitments

      Operating Leases

      Rent expense was $67,000 and $355,000 in 2003 and 2002, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

      The minimum annual commitments under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

                         Year ended November 30,
                         -----------------------

                                   2004                    $ 84,000
                                   2005                      86,000
                                   2006                      84,000
                                   2007                      78,000
                                   2008                      80,000
                                                           --------

                                                           $412,000
                                                           ========

      Capital Lease Obligations

      The Company leases certain machinery and equipment with lease terms through 2005. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 12.4% to 20.2%. The capitalized cost and accumulated depreciation included in property and equipment is as follows:

                                                      2003           2002
                                                    -------       --------

      Cost                                          $26,567       $253,276
      Accumulated depreciation                       23,113        226,436
                                                    -------       --------

                                                    $ 3,454       $ 26,840
                                                    =======       ========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

11.    Commitments

       Capital Lease Obligations (Continued)

       The future minimum lease payments under the capital lease and net present value of future minimum lease payments for the ensuing years are summarized as follows:

                        Year ended November 30,
                        -----------------------

                                   2004                       $ 48,132

                      Less amount representing interest          8,772
                                                              --------

                      Present value of future minimum
                         lease payments (Note 7)              $ 39,360
                                                              ========

12.   Related Party Transactions

      TSI has an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provides TSI with collection, sales and other services. Expenses incurred in connection with this agreement, which are included in selling, general and administrative expenses in the consolidated statement of operations, amounted to $21,127 and $383,944 for the years ended November 30, 2003 and 2002, of which $94,330 had been paid in 2002, and $310,791 and $289,614 was owed to Telco as of November 30, 2003 and 2002, respectively (Note 9). The President of Telco is also the President of Glad Holdings LLC ("Glad Holdings") (see Note 13).

      During the years ended November 30, 2003 and 2002, the Company billed Cordia, a related party (see Note 4), $197,224 and $93,335 for rent, telemarketing services, commissions, and other costs. Cordia billed the Company $ 395,232 and $52,544 for the years ended November 30, 2003 and 2002 for telecommunications services and other costs. As of November 30, 2003 and 2002, Cordia owed the Company $7,723 and $57,909.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

13.   Asset Sale

      On September 3, 2002, the Company entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets of Essex (amounting to $1,102,103 at November 30, 2002), for five dollars plus the assumption of certain liabilities of Essex, amounting to $10,081,382 at November 30, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC entered into an agreement with Verizon that provided a payment schedule for the liabilities assumed from Essex and Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule. EAC also paid the Company $270,000 to reimburse the Company for amounts paid by the Company to Essex's lender, RFC. The sale closed on December 31, 2002. As the creditors of Essex did not consent to the assignment of their claims, Essex had remained liable for substantially all the obligations assumed in the sale until such time as they were paid. The June 30, 2002 unaudited financial statements of Biz indicated that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicated that there was significant uncertainty as to Biz and its subsidiaries' ability to repay the obligations described above. Accordingly, the Company did not record any gain until Essex was released from the assumed obligations. During the period December 1, 2002 through September 11, 2003, EAC had settled liabilities of approximately $3,511,000 and accordingly, gain was recorded for such amount.

      On September 11, 2003, the Company sold all the outstanding capital stock of Essex to Glad Holdings (see Note 12), a New Jersey limited liability company, for an aggregate purchase price of $100 and a general release from Glad Holdings with respect to any and all matters arising prior to September 11, 2003. The Company, based on all available information and consultation with counsel has concluded that it is unlikely that any creditor of Essex would be able to hold the Company responsible for any debts or liabilities of Essex. As a result thereof, the Company believes it has been released of all the liabilities related to Essex, which amounted to approximately $7,314,000 on such date, and accordingly, recorded such amount as gain in the fourth quarter of the current fiscal year.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

13.   Asset Sale (Continued)

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
                                                       -----------

                                                       $10,081,382
                                                       ===========

      The following unaudited pro forma summary presents information as if the sale of Essex's assets had occurred at the beginning of the earliest period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

13.   Asset Sale (Continued)

                                                Unaudited
                                        -----------------------
                                           2003          2002
                                        -----------   ---------

      Revenues                          $ 4,674,808   $ 284,197
                                        -----------   ---------

      Loss from continuing operations    (2,106,605)   (878,598)
                                        -----------   ---------

      Net loss                          ($2,106,605)  ($878,598)
                                        -----------   ---------

      Basic and diluted loss per share        ($.13)      ($.06)
                                        ===========   =========

14.   Stockholders' Equity

      The Company is authorized to issue up to 1,300 shares of Series B Preferred stock $.10 par value, and such stock is entitled to receive dividends when as, and if dividends are declared by the Company on its common stock. Each holder of Series B preferred stock has the right, at the option of the holder, to convert each share of such stock into 1,000 shares of common stock. The Company has the right to convert each share of Series B preferred stock into common stock at the same conversion ratio. The conversion price of shares of Series B preferred stock is subject to adjustment in the event of any reclassification, subdivision or combination of the Company's outstanding common stock into a greater or smaller number of shares by a stock split, stock dividend or other similar event. In the event of a dissolution, liquidation or winding up of the Company, the holders of Series B preferred stock are entitled to receive, if available, prior and in preference to the holders of common stock, an amount equal to $1,000 per share. Thereafter, any remaining assets, if any, would be distributed ratably to the holders of common stock. The holders of shares of Series B preferred stock are entitled to that number of votes on all matters presented to shareholders equal to the number of shares of common stock then issuable upon conversion of such shares of preferred stock. Without the approval of the holders of at least a majority of the Series B preferred stock then outstanding voting separately as a class, the Company may not amend its Certificate of Incorporation in any way that adversely affects the rights and preferences of the holders of the Series B preferred stock as a class. During 2001, certain of the Series B shareholders elected to convert their shares to common shares, resulting in the issuance of 100,000 shares of common stock. During 2003, the remaining Series B shareholder converted its shares to common shares, resulting in the issuance of 16,000 shares of common stock.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

14.   Stockholders' Equity (Continued)

            The following is a summary of outstanding options:

                                                                     Weighted-
                                                                      Average
                                            Number   Exercise Price  Exercise
                                          of Shares     Per Share      Price
                                          ---------  --------------  ---------

      Outstanding November 30, 2001        2,930,329   $.25 - $4.88    $1.52

      Granted during year ended
          November 30, 2002                   20,000   $.05            $ .05

      Exercised during year ended
          November 30, 2002                 (200,000)  $.25            $ .25

      Canceled during year ended
          November 30, 2002               (1,131,876)  $.72 - $4.19    $1.59
                                          ----------

      Outstanding November 30, 2002        1,618,453   $.05 - $4.88    $1.60

      Granted during year ended
          November 30, 2003                  740,000   $.10            $ .10

      Canceled during year ended
          November 30, 2003                 (635,119)  $.58 - $4.88    $1.91
                                          ----------

      Outstanding November 30, 2003        1,723,334   $.05 - $2.50    $ .84
                                          ----------

      Options exercisable,
          November 30, 2003                  621,334   $.72 - $2.50    $1.43
                                          ----------

      Options exercisable,
          November 30, 2002                1,037,452   $.58 - $4.88    $1.69
                                          ----------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

14.   Stockholders' Equity (Continued)

            The following table summarizes information about the options outstanding at November 30, 2003:

                                              Options Outstanding                       Options Exercisable
                             -------------------------------------------------     ------------------------------
                                                  Weighted-
                                                  Average            Weighted-                        Weighted-
            Range of                             Remaining            Average                          Average
            Exercise           Number            Contractual         Exercise         Number          Exercise
              Prices         Outstanding         Life (Years)          Price       Outstanding          Price
       -------------------   -----------         ------------        ---------     ------------      ------------
        $ .05 - $ .97          828,000              4.18              $ .17           76,000             $ .91
        $1.35 - $1.44          843,334              1.46              $1.41          493,334             $1.41
        $2.25 - $2.50           52,000              1.18              $2.38           52,000             $2.38

      On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company has been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during 2003 and 2002.

      As of November 30, 2003 and 2002, warrants were outstanding to purchase up to 550,000 shares of the Company's common stock at prices ranging from $1.54 to $2.50. The warrants expire through October 23, 2010.

      On February 13, 2002, the Company received notification from NASDAQ that its stock was delisted from the NASDAQ Small Cap Market effective February 14, 2002. The Company's stock now trades on the OTC Bulletin Board.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

15.   Net Income (Loss) Per Common Share

      Net income (loss) per common share data was computed as follows:

                                                                            2003          2002
                                                                        ------------  ------------
      Net income (loss)                                                 $  8,323,211   ($3,319,387)
                                                                        ============   ===========

      Weighted average common shares outstanding                          15,771,219    15,607,183
      Effect of dilutive securities, stock options and preferred stock        70,722            --
                                                                        ------------  ------------
      Weighted average dilutive common shares outstanding                 15,841,941    15,607,183
                                                                        ============   ===========

      Net income (loss) per common share - basic                        $        .53         ($.21)
                                                                        ============   ===========
      Net income (loss) per common share - diluted                      $        .53         ($.21)
                                                                        ============   ===========

16.   Risks and Uncertainties

      The Company buys substantially all of the telecommunication services that it resells from Regional Bell Operating Companies ("RBOC's"), and long distance carriers and is, therefore, highly dependent upon them. The Company believes that its relationship with them is satisfactory. The Company believes that there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with such vendors or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its telecommunications business.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002

16.   Risks and Uncertainties (Continued)

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

                             eLEC COMMUNICATIONS CORP.
                     NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      This is a plan pursuant to which non-qualified stock options to purchase the common stock, par value $.10 per share (the "Common Stock"), of eLEC Communications Corp., a New York corporation (the "Company"), are granted to non-employee directors of the Company. This plan is known as the Non-Employee Director Stock Option Plan (the "Plan"). The purpose of the Plan is to obtain and retain the services of qualified persons who are not full-time employees of the Company to serve as directors of the Company, and to demonstrate the Company's appreciation for their service on its Board of Directors.

      Section 1. Administration. The Plan shall be administered by the Board of Directors of the Company (the "Board of Directors"). The Board of Directors, in its discretion, may delegate any or all of its authority, powers and discretion under the Plan to a committee (the "Committee") of the Board of Directors; and the Board of Directors in its discretion may re-vest any or all such authority, powers and discretion in itself at any time. The Board of Directors, subject to the provisions of the Plan and Sections 2 and 4 in particular, shall have the power to construe the Plan, to determine all questions thereunder, and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable.

      Section 2. Number of Shares; Eligibility and Grants of Options. There is no maximum number of shares of Common Stock for which options may be granted under the Plan. The number of shares for which options may be granted shall be as determined by resolution of the Board of Directors from time to time. In the event that an option granted under the Plan expires or is terminated unexercised as to any shares covered thereby, such shares shall thereafter again be available for the purposes of the Plan. Each member of the Board of Directors serving on the Effective Date of the Plan (as defined below), who is not a full-time employee of the Company ("non-employee director"), shall be granted without further action by the Board of Directors or the Committee an option to purchase 10,000 shares of the Company's Common Stock on the Effective Date of the Plan. Thereafter, on the first business day following each subsequent annual meeting of stockholders of the Company (i.e. commencing with the 2002 annual meeting), each non-employee director shall be granted without further action by the Board of Directors or the Committee a non-qualified stock option to purchase 10,000 shares of the Company's Common Stock. As soon as practicable after the grant of an option under the Plan, the Company and the non-employee director shall enter into a Stock Option Agreement evidencing the option so granted. Such agreement shall be in such form, consistent with the Plan, as the Board of Directors shall deem appropriate.

      Section 3. Adjustment of Number of Shares. In the event that a dividend or stock split hereinafter shall be declared upon the Common Stock of the Company payable in shares of Common Stock of the Company, the number of shares of Common Stock then subject to any outstanding option under the Plan and the number of shares as to which an option is to be granted to any non-employee director under
Section 2 of the Plan shall be adjusted by adding to each such share the number of shares which would be distributable thereon if such share had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend or stock split. In the event that the outstanding shares of the Common Stock of the Company shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company whether through reorganization, recapitalization or reclassification, then there shall be substituted for each share of Common Stock subject to or to be subject to any such option under Section 2, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share shall be exchanged.

      In the event there shall be any change, other than as specified above in this Section 3, in the number or kind of outstanding shares of Common Stock of the Company or of any stock or other securities into which such Common Stock shall have been changed or for which it shall have been exchanged, then the Board of Directors shall make such adjustment, if any, as it deems equitable in the number and/or kind of shares or other securities subject to outstanding options or subject to options to be granted under Section 2 hereof. In the case of any such substitution or adjustment as provided for in this Section, the option price for each share covered thereby prior to such substitution or adjustment shall be the option price for all shares of stock or other securities which shall have been substituted for such share or to which such share shall have been adjusted pursuant to this Section. No adjustment or substitution provided for in this Section 3 shall require the Company to sell a fractional share, and the total substitution or adjustment with respect to each option shall be limited accordingly.

      Section 4. Exercise and Termination of Options.

      (a) Subject to the provisions of Section 6 hereof, each option granted under the Plan (i) shall vest and become fully exercisable on the one year anniversary of the grant date, provided that the non-employee director has continued to serve as a non-employee director during such one-year period; and
(ii) subject to the preceding clause (i), shall be exercisable for a period of five (5) years from the grant date. If the non-employee director should cease to serve as a director prior to the vesting of an option by reason of death or disability (of which the Board of Directors shall be the judge), each such option granted under the Plan shall be exercisable in full on or after the date that the non-employee director ceases to serve as a director.

      (b) The option price per share of the shares of Common Stock subject to an option granted under the Plan shall be 100% of the fair market value of a share of the Common Stock on the day the option is granted. The option price per share will be subject to adjustment in accordance with the provisions of Section 3 of the Plan. Any adjustment or determination made by the Board of Directors shall be conclusive. For purposes of the Plan, as long as the Common Stock is listed on a Nasdaq Small Market, the fair market value of a share of the Common Stock on any date shall be the closing sale price of such a share based on actual transactions on the Nasdaq Small Market on such date, or, if there is no such closing sale price on such date, the closing sale price of such a share on the last preceding date on which there was such a closing sale price.

      (c) Each option shall automatically terminate upon the occurrence of the following events: (i) twelve months after the non-employee director ceases to be a director of the Company by reason of the non-employee director's death or permanent disability (of which the Board of Directors shall be the sole judge); or (ii) six months after the non-employee director ceases to be a director of the Company for any reason, other than as set forth in (i) above.

      (d) Options granted under the Plan shall not be transferable by the non-employee director other than to Permitted Transferees (as defined below), or other than by will or, if he or she dies intestate, by the laws of descent and distribution of the state of domicile at the time of his or her death, and such options shall be exercisable during his or her lifetime only by such non-employee director, a Permitted Transferee, or by his or her guardian or legal representative. "Permitted Transferee" means a member of the non-employee director's immediate family, trusts for the benefit of such immediate family members, and partnerships in which such immediate family members are the only partners, provided that no consideration is provided for the transfer. Immediate family members shall include a non-employee director's descendants (children, grandchildren and more remote descendants), and shall include step-children and relationships arising from legal adoption.

      Section 5. Manner of Exercise of Option. Options granted hereunder shall be exercised by delivering to the Secretary of the Company, from time to time within the time limits specified in Section 4 hereof, a written notice specifying the number of shares the option holder then desires to purchase together with (a) a check payable in United States currency to the order of the Company for an amount equal to the option price for such number of shares, or
(b) shares of Common Stock owned by the option holder duly endorsed to the order of the Company, with a fair market value equal to the option price for such number of shares, as of the close of business on the immediately preceding business day (determined in accordance with Section 4 hereof), or (c) any combination of the foregoing, and such other instruments or agreements duly signed by the option holder as in the opinion of counsel for the Company may be necessary or advisable in order that the issuance of such number of shares comply with the applicable rules and regulations under the Securities Act of 1933, as amended (the "Securities Act"), any appropriate state securities laws or any requirement of any national securities exchange or quotation system on which such stock may be traded. As soon as practical after any such exercise of an option in whole or in part, the Company will deliver to the option holder at the principal executive offices of the Company, a certificate for the number of shares with respect to which the option shall have been so exercised, issued in the option holder's name. Such stock certificate shall carry such appropriate legends, and such written instructions shall be given to the Company's transfer agent, as may be deemed necessary or advisable by counsel to the Company in order to comply with the requirements of the Securities Act or any state securities laws. In addition, unless restricted by the Board of Directors, option holders may elect to pay the purchase price of shares of Common Stock purchased upon the exercise of options in cash or through the constructive delivery at the time of such exercise of shares of Common Stock (valued at fair market value as of the date of exercise) already owned by the option holders, or any combination thereof, equivalent to the purchase price of such options, and, as soon as practicable thereafter, a certificate representing the net number of shares so purchased shall be delivered to the person entitled thereto. Option holders also may elect to pay, unless restricted by the Board of Directors, the purchase price, in whole or in part, of shares of Common Stock purchased upon the exercise of options through the Company's withholding of shares of Common Stock (valued at fair market value as of the date of exercise) that would otherwise be issuable upon exercise of such options equivalent to the purchase price of such options and, as soon as practicable thereafter, a certificate representing the net number of shares so purchased shall be delivered to the person entitled thereto.

      Section 6. Change in Control. Notwithstanding any other provision of the Plan, in the event of a change in control, all outstanding stock options will automatically become fully exercisable. For purposes of this paragraph 6, the term "change in control" means a change in the beneficial ownership of the Company's voting stock or a change in the composition of the Board of Directors which occurs as follows:

      (a) any "person" or "group" of persons, as such terms are used in Sections 13 and 14 of the Exchange Act of 1934, as amended (the "Exchange Act"), other than the Company, any of its subsidiaries, or any employee benefit plan sponsored by the Company or any of its subsidiaries, becomes the beneficial owner of thirty percent (30%) or more of the Common Stock issued and outstanding immediately prior to such acquisition;

      (b) a tender offer (for which a filing has been made with the Securities Exchange Commission ("SEC") which purports to comply with the requirements of
Section 14(d) of the Exchange Act and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board, provided that in case of a tender offer described in this paragraph (b), the change in control will be deemed to have occurred upon the first to occur of: (i) any time during the offer when the person (using the definition in (a) above) making the offer owns or has accepted for payment stock of the Company with thirty percent (30%) of the total voting power of the Company's stock or
(ii) three business days before the offer is to terminate unless the offer is withdrawn first, if the person making the offer could own, by the terms of the offer plus any shares owned by this person, stock with thirty percent (30%) or more of the total voting power of the Company's stock when the offer terminates; or

      (c) individuals who were the Board's nominees for election as directors of the Company immediately prior to a meeting of the stockholders of the Company involving a contest for the election of directors shall not constitute a majority of the Board of Directors following the election.

      (d) the dissolution or liquidation of the Company or the consummation of any merger or consolidation of the Company or any sale or other disposition of all or substantially all of its assets, if the shareholders of the Company immediately before such transaction own, immediately after consummation of such transaction, equity securities (other than options and other rights to acquire equity securities) possessing less than thirty percent (30%) of the voting power of the surviving or acquiring corporation.

For purposes hereof, a person will be deemed to be the beneficial owner of any voting securities of the Company which it would be considered to beneficially own under Rule 13d-3 of the Exchange Act (or any similar or superseding statute or rule) from time to time in effect.

      Section 7. Effective Date of Plan. The Effective Date of the Plan shall be the date on which the Plan is approved by the affirmative vote of holders of a majority of the shares of Common Stock present or represented by proxy at a meeting of stockholders (which date shall be printed on the first page of the Plan at such time). It is the intent of the Company that the Plan comply with Rule 16b-3 of the Exchange Act.

      Section 8. Amendment of the Plan. The Board of Directors shall have the right to amend, suspend or terminate the Plan at any time, and make modifications or amendments to such Plan; provided, however, that the approval by the affirmative vote of holders of a majority of the shares of Common Stock present or represented by proxy at a meeting of stockholders of the Company shall be required for any amendment. Termination or any modification or amendment of the Plan shall not, without the consent of a non-employee director, affect his or her rights under an option previously granted to him.

      Section 9. Limitation of Rights.

      (a) Neither the Plan, nor the granting of an option nor any other action taken pursuant to the Plan shall constitute or be evidence of any agreement or understanding, expressed or implied, that the Company will retain a director for any period of time.

      (b) An option holder shall have no rights as a stockholder with respect to the shares covered by his or her option until the date of the issuance to him of a stock certificate therefor, and no adjustment will be made for dividends or other rights for which the record date is prior to the date such certificate is issued.

      Section 10. Governing Law. The Plan shall be governed by and construed in accordance with the laws of the State of New York, without reference to the principles of conflicts of law thereof.

            INDENTURE OF LEASE made as of this day of August, 2003, between "Landlord" and "Tenant" (as such terms are hereinafter defined).

                                   WITNESSETH:

            ARTICLE 1- Definitions and Certain and Certain Provisions

The following terms shall have the meanings set forth opposite each of them.

      1.01 Terms pertaining to the identity of the parties:

      "Base Rent" -     For the first Rent Year, $61,000.00, payable in monthly
                        installments of $5,083.33.

                        For the second Rent Year, $63,000.00, payable in monthly installments of $5,250.00.

                        For the third Rent Year, at the rate of $65,000.00, payable in monthly installments of $5,416.67.

                        For the fourth Rent Year, at the rate of $67,000.00, payable in monthly installments of $5,583.33.

                        For the fifth Rent Year, at the rate of $69,000.00, payable in monthly installments of $5,750.00.

      "Base Operating Year" - Calendar year 2003.

      "Base Tax Year" - Calendar year 2003.

      "Broker" - Katter Property Company, Inc. and Newmark of Connecticut LLC.

      "Building" - That building known as 75 South Broadway, White Plains, New York.

      "Building Standard" - The quality and quantity of work utilized by Landlord in the Building.

      "Commencement Date" - The date on which the Demised Premises are ready for occupancy as provided in Article 5.

      "Demised Premises" - That space on the third floor of the Building outlined on the floor plan attached hereto as Exhibit A.

      "Electric Energy Charge" - $2.75 per annum per square foot of Leased Floor Space, which charge is in addition to the Base Rent (and as otherwise provided in Section 12.01).

      "Events of Force Majeure" - Acts of God, governmental restrictions or guidelines, strikes, labor disturbances, shortages of materials and supplies, power outages and any other causes or events whatsoever beyond Landlord's reasonable control.

      "Expiration Date" - The last day of the calendar month in which occurs the end of a five year period from the Commencement Date or such earlier date on which this Lease may expire or be terminated pursuant to the terms hereof. If the Commencement Date occurs on a day other than the first day of a calendar month, such period shall be measured from the first day of the calendar month following the Commencement Date.

      "Guarantor" - That party signing the Guaranty attached hereto as Exhibit C, whose name and address are: [None].

      "Interest Rate" - The annual rate of interest equal to two percentage points above the corporate base lending rate most recently announced by any of Citibank., N.A., The Chase Manhattan Bank and Bankers Trust Company (to be chosen by Landlord), as same may change from time to time.

      "Landlord" - South Broadway WP, LLC, a limited liability company having an office c/o Newmark & Company Real Estate, Inc., 125 Park Avenue, New York, New York 10017.

      "Landlord and Others in Interest" - Landlord, Landlord's managing agent, the lessor of any superior lease and/or the holder of any superior mortgage.

      "Landlord's Contribution" - $None per square foot of Leased Floor Space.

      "Leased Floor Space" - The total number of rentable square feet of space in the Demised Premises, which the parties stipulate and agree is 4,000 square feet for purposes of this Lease.

      "Managing Agent" - Newmark & Company Real Estate, Inc., having an address at 125 Park Avenue, New York, New York 10017 (sometimes referred to as "Building Management").

      "Parking Spaces" - 2 parking spaces (X) designated by Landlord in the Building's parking garage and 6 parking spaces (X) in the area and on the level leased by Landlord in the garage connected to the hotel known as the Esplanade, adjoining the Building, available for use by Tenant on first come, first served basis, for which Tenant shall pay Landlord, as additional rent, the Parking Spaces Rent.

      "Parking Spaces Rent" - $None per month for each Building parking space and $None per month for each Esplanade parking space, plus applicable taxes, subject to adjustment as provided in Section 11.02(e) hereof.

      "Permitted Use" - Only as executive, administrative and general offices and related incidental uses to the extent permitted by all applicable laws.

      "Prepayment" - $6,000.00 to be paid upon execution of this Lease and applied toward the first full monthly installment of Base Rent and Electric Energy Charges, if any.

      "Real Property" - The land upon which the Building stands and any adjoining land (and improvements thereon) used in connection with the Building.

      "Rent" - Shall mean Base Rent and additional rent.

      "Rent Year" - The twelve-month period beginning on the first day of the Term and ending with the day preceding the first anniversary of such date, and each twelve-month period thereafter.

      "Security Deposit" - $18,000.00 deposited pursuant to Article 23.

      "Standard Business Hours" - 8:00 a.m. to 6:00 p.m. Mondays through Fridays, excluding, however, the days observed as legal holidays by the Federal or State government in which the Building is located.

      "Tenant" - New Rochelle Telephone Corp., a corporation organized under the laws of the State of New York, having its office at 543 Main Street, New Rochelle, New York 10801.

      "Tenant's Plans" - Tenant's final working plans, specifications and drawings including engineering plans and drawings covering all Tenant's Work.

      "Tenant's Property" - All Tenant's trade fixtures, furnishings and equipment including, without limitation, computer and communications equipment and facilities (excluding any electric meter and related wiring) whether or not attached to or built into the Demised Premises, which are installed by or for the account of Tenant (excluding any work performed by Landlord at Landlord's cost and expense), and which can be removed without damage to the Building.

      "Tenant's Proportionate Share" - 4.42%.

      "Tenant's Work" - All work to be performed in the Demised Premises to make them ready for occupancy by Tenant.

      "Term" - The period beginning on the Commencement Date and ending at noon on the Expiration Date.

      "Work Charge" - The charge described in Section 4.02G in connection with the performance of certain work by Landlord and/or Tenant.

      1.02 Alternatives applicable to this Lease:

      Tenant's Plans shall be prepared by:

            |_|   Landlord or (X) Tenant, at

            |X|   Landlord's cost or ( ) Tenant's cost, or

            |_| by Landlord to the extent of $_______ per square foot of Leased Floor Space and the balance by Tenant.

      Landlord shall deliver the Demised Premises to Tenant:

            |_|   "as is" (as provided in Section 4.01); or

            |_|   Landlord shall perform Tenant's Work

            |_| at Landlord's cost and expense, to the extent shown on Tenant's preliminary plans attached hereto as Exhibit A, or

            |X| at Landlord's cost and expense to the extent Tenant's Work is Building Standard, or

            |_| at Tenant's cost and expense, toward which Landlord shall grant to Tenant a credit to the extent of the cost of Tenant's Work, not to exceed Landlord's Contribution.

      Electricity consumed in the Demised Premises shall be at:

            |X|   the Electric Energy Charge, or

            |_| the Electric Submeter Charge, as measured by a submeter, furnished and installed by Landlord, at Tenant's expense (and as otherwise provided in Section 12.01).

                     ARTICLE 2 - Demise and Demised Premises

      2.01. Landlord hereby leases to Tenant and Tenant hereby hires from Landlord the Demised Premises for the Term, for the rents hereinafter reserved and upon and subject to the conditions and covenants hereinafter provided, together with the right to utilize in common with others, for ingress and egress, the lobbies, elevators, parking areas and other public portions of the Real Property and Building. Nothing herein contained shall be construed as a grant or demise to Tenant of the roof or exterior walls of the Building, of the space between the drop ceiling and floor or roof above, and below the floor of, the Demised Premises, and/or of any parking or other areas adjacent to the Building.

                                 ARTICLE 3- Rent

      3.01. During each Rent Year, Tenant shall pay to Landlord the Base Rent reserved under this Lease (plus any rent tax which hereafter may be imposed thereon) when due, in lawful money of the United States, without notice or demand and without abatement, deduction or set-off, in equal monthly installments in advance on the first day of each month, at the office of Managing Agent or such other place as Landlord may designate, except that the Prepayment shall be paid on Tenant's execution of this Lease; and "additional rent" consisting of all other sums of money as and when the same become due and payable by Tenant to Landlord hereunder (for default in payment of which Landlord shall have the same remedies as for a default in payment of Base Rent). Notwithstanding anything hereinabove to the contrary, all payments under this Lease shall be made payable to Managing Agent, unless and until Landlord shall give notice to Tenant to the contrary. Except as expressly provided herein, all additional rent shall be due and payable ten (10) days following demand therefor. In the event the Commencement Date shall be a date other than the first day of a calendar month, the first monthly installment of Base Rent due after the Commencement Date shall be pro rated accordingly.

      3.02. If Tenant fails to pay any installment of Base Rent or additional rent when due, Tenant shall pay a late charge of $.05 for each $1.00 which remains unpaid, in compensation for the additional expenses incurred by Landlord in processing such late payments (which charge will be imposed only once per month insofar as each specific monthly or other installment or payment is concerned) plus interest on the unpaid rent computed at the Interest Rate.

      3.03. If any check tendered by Tenant, for any payments due, are dishonored by the payor bank, Tenant shall pay Landlord, without prejudice to any of Landlord's rights and remedies, in compensation for the additional administrative expenses incurred by reason of the dishonored check (other than due to Landlord's fault), the sum of $250.

      3.04. If any time during the Term the Rent or any part thereof, shall not be fully collectible by reason of any law or requirement of public authority, Tenant shall enter into such agreement or agreements and take such other action or actions (without additional expense to Tenant) as Landlord may request and as may be legally permissible, to permit Landlord to collect the maximum rents which may from time to time during the continuance of such legal rent restriction be legally permissible (but not in excess of the amounts reserved therefor under this Lease). Upon the termination of such legal rent restriction prior to the expiration of the Term (a) the Rent shall become and thereafter be payable hereunder in accordance with the amounts reserved in this Lease for the period of the term following such termination and (b) Tenant shall pay Landlord, if legally permissible, an amount equal to (i) the Rent which would have been paid pursuant to this Lease but for such legal rent restriction less (ii) the Rent actually paid by Tenant to Landlord during the period such rent restriction was in effect.

      3.05. In the event of a default by Tenant in its obligations under this Lease, beyond applicable grace periods, if any, in addition to Landlord's other rights and remedies and to the damages set forth in Article 30 hereof, there shall be immediately payable by Tenant to Landlord, as additional rent, the amount of all of the following which are incurred, granted or assumed by Landlord in connection with the Lease: all rent abatements and concessions; free rent; rent credits, contributions or payments by Landlord with respect to work or improvements performed in the Demised Premises; and/or obligations, expenses and liabilities of Tenant assumed or paid for by Landlord in consideration of Tenant's entering into this Lease.

                   ARTICLE 4 - Preparing the Demised Premises

      4.01. Intentionally omitted.

      4.02. In the event that pursuant to Section 1.02 Landlord is to perform Tenant's Work in the Demised Premises, the following provisions shall be applicable:

            A. Unless Tenant's Plans have been prepared, approved and initialed by the parties, if Tenant is to prepare Tenant's Plans, Tenant shall furnish to Landlord Tenant's Plans for all Tenant's Work not later than ten (10) days from the date of this Lease. Any revisions of Tenant's Plans clearly shall be marked to show all changes from the immediately preceding version thereof submitted to Landlord. Landlord shall not be required to commence any work until Tenant's Plans have been received, receipted and approved as provided herein.

            B. Tenant's Plans are subject to Tenant's and Landlord's approval, which shall not be unreasonably withheld. Landlord's approval of Tenant's Plans shall not be deemed a statement or representation by

Landlord as to the completeness of such plans, or that the work included therein is in compliance with any legal requirements, or that performance of Tenant's Work will cause the Demised Premises to be fit for Tenant's intended purpose. Tenant's Plans shall be prepared by Philip Fruchter, AIA, shall be in compliance with all laws, codes and regulations and shall be sufficient to obtain a building permit for all work shown thereon and a permanent certificate of occupancy.

            C. Intentionally omitted.

            D. Notwithstanding anything to the contrary, Tenant shall, at Tenant's cost and expense, perform all work pertaining to its telephone, data systems, telecommunications, computer power, public address and security requirements, conduit, wire, outlets and systems, all low-voltage wiring of whatever nature, furnishings, work stations and equipment, whether or not shown on Exhibit A or Tenant's Plans and shall coordinate such work with Landlord's work schedule so as not to delay any Tenant's Work or other work being performed by Landlord.

            E. In the event that pursuant to Section 1.02 Landlord is to perform, at Landlord's cost and expense, Building Standard Tenant's Work, then to the extent of any other work performed by Landlord for Tenant (whether shown on Tenant's Plans, resulting from changes in Tenant's Plans, or otherwise), Landlord shall perform such other work at the Work Charge. Any items of Building Standard work not shown on Tenant's Plans shall be deemed abandoned by Tenant, except where Tenant's Plans reflect work and materials in substitution of like Building Standard work and materials, in which event Tenant shall receive a credit for omission of such like Building Standard work and materials.

            F. Intentionally omitted.

            G. All work to be performed by Landlord for Tenant under this Lease to the extent it is to be performed at Tenant's (as opposed to Landlord's such as for Building Standard Tenant's Work) cost and expense shall be performed at the "Work Charge", which shall mean (a) the cost charged to Landlord by, or paid by Landlord to, Landlord's architects and engineers, contractors, suppliers, materialmen, employees and agents in connection with such work, plus 10% of such costs for Landlord's general conditions (such as cleanup, removal of waste and debris, protection of work in progress, utilities, supervisory personnel and use of elevators and hoists), and (b) added to such amount under clause (a) shall be an additional sum of 10% of such amount for Landlord's overhead. With respect to any work in connection with the Demised Premises performed by Tenant, the Work Charge shall mean the sum computed above, except that, for purposes of computation thereunder, reference therein to cost shall mean to those costs of Landlord's architects, engineers and supervisory personnel reasonably necessary in connection with the approval of Tenant's plans for such work or in the performance of such work. Tenant shall pay Landlord the Work Charge within 10 days of being billed therefor, from time to time.

      4.03. If Tenant shall employ or use any contractor or subcontractor other than Landlord in the performance of any work in connection with Tenant's initial occupancy, all of Tenant's duties and obligations set forth in Article 17 (relating to Tenant's duties and obligations in making Tenant's Alterations) shall be applicable to and binding upon Tenant with respect to any such work. Landlord may, in its sole discretion, permit Tenant and or its agents or contractors to enter the Demised Premises at Tenant's sole risk prior to the Commencement Date in order to perform work therein through its own contractors. If at any time in Landlord's reasonable judgment such entry shall cause interference with the timely completion of the Demised Premises (if Landlord is performing work therein) or labor disputes then said license may be withdrawn by Landlord immediately upon written notice to Tenant. In the event Landlord incurs any charges as a result of such Tenant's entry, such charges shall be deemed additional rent.

      4.04. Landlord's agreement to do any work in the Demised Premises as set forth herein shall not require it to incur overtime costs and expenses and shall be subject to Events of Force Majeure.

      4.05. All materials and workmanship provided or performed by Landlord shall be Building Standard quality unless otherwise specified.

      4.06. Tenant shall be responsible for all damage caused by trades employed by Tenant.

      4.07. If by reason of (a) Tenant's failure to submit Tenant's Plans on their due date, (b) any materials or work in Tenant's Plans not included in the Tenant's preliminary plans, (c) any changes in or additions to the material or work on Tenant's Plans or otherwise requested by Tenant, (d) the failure of Tenant to act promptly when any consent or approval may be requested by Landlord, or (e) the occurrence of any delays for which Tenant is responsible under the terms of the Lease ("Delay Conditions"), Landlord is delayed in completing Tenant's Work, then the Commencement Date and the obligation of Tenant to pay Base Rent and additional rent shall be accelerated by one day for each day, or part of a day, during which a Delay Condition existed and the Demised Premises shall be deemed ready for occupancy on the date they would have been ready for occupancy if no Delay Conditions had occurred; and the foregoing shall be applicable whether or not Landlord has completed such work or whether or not a certificate of occupancy or other permission to occupy shall have issued or been approved for issuance.

      4.08. Tenant's Work (whether performed by Landlord or by Tenant) shall be performed only during Standard Business Hours in accordance with reasonable rates and regulations which Landlord may promulgate for construction in the Building (sometimes called "Construction Rules and Regulations"). If Tenant requests Landlord to perform work during other hours or if the nature of such work requires that the work be done during non-Standard Business Hours, or if Tenant desires to perform any work through its contractors, agents, or employees, provided Landlord so consents, Tenant shall pay as additional rent, the cost of employing such additional help as shall be required under the foregoing rules and regulations, as well as the cost of supervisory personnel employed by Landlord in connection with the Building. Payment shall be made by Tenant to Landlord within ten (10) days after being billed therefor.

      4.09. Wherever in this Lease reference is made to the performance of work
(a) by Landlord, it shall mean by Landlord or a contractor or contractors chosen by Landlord, it being understood that Landlord itself shall not be required to perform such work or construction; and to the extent that, pursuant to this Lease, the cost of such work or construction is payable by Tenant, such cost shall be at the Work Charge; and (b) by Tenant, it shall mean at the Work Charge applicable to work performed by Tenant.

              ARTICLE 5- Commencement Date and Ready for Occupancy

      5.01. Intentionally omitted.

      5.02. Landlord shall perform Tenant's Work for Tenant, and the Demised Premises shall be deemed ready for occupancy on the earliest date on which all of the following conditions have been met:

            A. Landlord shall have substantially completed Tenant's Work to the extent it consists of Building Standard work (subject to Delay Conditions as provided in Section 4.07 hereof); substantial completion shall be deemed to have occurred even though minor details or adjustments which do not substantially adversely interfere with Tenant's use of the Demised Premises for the conduct of its business (and provided Tenant does not use the Demised Premises) may then not have been completed provided Landlord agrees they will thereafter diligently be completed; and

            B. Means of access have been provided, and the use without material interference of the facilities necessary to Tenant's occupancy of the Demised Premises are available to Tenant substantially in accordance with Landlord's obligations under this Lease.

            In the event that Tenant performs any work prior to the Commencement Date, substantial completion under this Section 5.02 shall be deemed to have been achieved if incomplete work to be performed by Landlord has not been completed because, under good construction scheduling practices such work should be done after still incompleted work to be done by or on behalf of Tenant is completed.

            Notwithstanding the foregoing provisions of this Section 5.02, in the event a strike or work slowdown applicable to new telephone circuit/line installations by Verizon employees delays installation of Tenant's telephone system after such substantial completion, the Commencement Date shall be delayed one day for each day of such delay up to 30 days.

      5.03. When the Commencement Date has been determined, Landlord and Tenant shall, upon the request of either of them, execute and deliver to each other duplicate originals of a Commencement Date statement prepared by Landlord which shall specify the Commencement and Expiration Dates of the Term. Upon execution and delivery of the Commencement Date statement it shall be deemed a part of this Lease. Any failure of Tenant to execute such statement shall not affect Landlord's determination of the Commencement Date, and such statement shall be deemed approved and accepted if not received back by Landlord, or objected to by notice to Landlord, within fifteen (15) days of submission by Landlord.

      5.04. On the Commencement Date, it shall be conclusively presumed that the Demised Premises were as of the Commencement Date in the condition in which Landlord was required to deliver the Demised Premises under this Lease, unless within thirty (30) days (or 180 days for latent defects) after such date Tenant shall have given Landlord notice specifying in which respects the Demised Premises were not in satisfactory condition.

                          ARTICLE 6- Costs of Operation

      6.01. As used in this Article, the words and terms which follow mean the following:

            (a) "Base Year Operating Costs" shall mean all Costs of Operation incurred during the Base Operating Year.

            (b) "Operating Year" shall mean each calendar year after the Base Operating Year in which occurs any part of the Term.

            (c) "Costs of Operation Statement" shall mean a written statement setting forth the amount due from Tenant for a specified Operating Year pursuant to this Article.

            (d) "Costs of Operation" shall mean costs and expenses incurred by Landlord, directly or indirectly, with respect to the operation, maintenance, management, security and repair of the Real Property and the Building including, without limitation, the cost incurred for materials, supplies and equipment; service contracts; maintenance and repair of grounds, Building systems, underground pipes, lines, equipment and systems; heating; air-conditioning; ventilation; cleaning; extermination; rubbish removal; refurbishing; window washing; elevators; escalators; electric current for unleased portions of the Building and Real Property; concierge and surveillance services; water; telephone; insurance; wages, salaries and fringe benefits and taxes respecting service and maintenance employees of the Building; uniforms and working clothes for such employees and the cleaning thereof; maintenance, upkeep, repair of the parking lots located on the Real Property or adjacent to the Building; the sidewalks, curbs and landscaping located outside and serving the Building; expenses imposed on Landlord pursuant to any collective bargaining agreement with respect to employees; payroll, social security, unemployment and other similar taxes with respect to such employees; accounting fees; legal fees; fees of any managing agent employed by Landlord (or if no managing agent is employed, a sum in lieu thereof which is not in excess of the prevailing rate); and sales, use and other similar taxes applicable to the above items; and those percentages included in the Work Charge of all the foregoing costs and expenses to cover Landlord's administrative supervision, overhead and general conditions. The term "Cost of Operation" shall not include:

            (i) Any expense to the extent that Landlord is compensated by insurance or manufacturer's warranty;

            (ii) Taxes (as defined in Article 10), franchise taxes or taxes imposed upon or measured by the income or profits of Landlord;

            (iii) Any executive salary above the grade of building manager;

            (iv) Leasehold improvements made by Landlord to the Demised Premises or in any other space in the Building leased to tenants;

            (v) Except as provided in subsection (e), the cost of any item which should, in accordance with generally accepted accounting principles, be capitalized on the books of Landlord;

            (vi) Any real estate brokerage commissions or other costs incurred in procuring tenants;

            (vii) Any advertising and promotional expenses;

            (viii) Legal fees in preparation of this Lease and other leases and in connection with disputes with any tenants of the Building;

            (ix) The cost of any electricity furnished to the Demised Premises or any other space in the Building leased to other tenants;

            (x) The cost of any special work or service performed for any tenant (including Tenant) whether or not at the cost of such tenant; and

            (xi) Mortgage, debt service, financing and refinancing costs and ground rent.

            (e) If Landlord purchases any item of capital equipment or makes any capital expenditure for the purpose of reducing the Costs of Operation or by reason of legal or insurance requirements, for the protection of health, safety, or otherwise to benefit the tenants of the Building, then the cost of such capital equipment or capital expenditure shall be included as a Cost of Operation beginning with the year in which such expense is incurred. The amount of such capital equipment or capital expenditure to be included in each year's Costs of Operation shall be the amortized amount of such capital equipment or capital expenditure, on a straight line basis over the estimated useful life, (but not more than 10 years), plus an interest factor equal to the Interest Rate at the time of such purchase or expenditure. If Landlord shall lease any such item of capital equipment, then the annual amount paid by Landlord on account of such lease shall be included in Costs of Operation.

            (f) Whenever in this Lease it is provided that Landlord will perform certain obligations or services at its cost and expense, the same shall be included as a Cost of Operation to the extent they otherwise would be pursuant to this Section 6.01.

      6.02 If the Costs of Operation for any Operating Year shall be greater than the Base Year Operating Costs, Tenant shall pay to Landlord as additional rent for such Operating Year, an amount equal to Tenant's Proportionate Share of such increase. Tenant shall make such payments, as a material covenant of this Lease, on an estimated basis, in advance, in twelve (12) equal monthly installments, on the first day of each month based upon Landlord's reasonable estimate of the increased Costs of Operation for such Operating Year, with appropriate adjustments made, as provided in Section 6.03, when a Costs of Operation Statement has been furnished to Tenant; such estimated payments shall continue to be made until modified by Landlord, and Landlord shall have the right to revise such estimate from time to time and at any time to reflect changed projections of expenses.

      6.03. Following the end of each Operating Year, Landlord shall furnish to Tenant a Costs of Operation Statement for such Operating Year and Tenant shall pay the amount shown on said statement within ten (10) days of receipt; or, if Tenant has overpaid such additional rent, Landlord shall credit the difference against the next installment(s) of additional rent due hereunder or pay the difference to Tenant.

            When requested by Tenant, and provided that such request is made in writing within thirty (30) days following the receipt by it of any Costs of Operations Statement, Landlord will furnish to Tenant such additional back-up information as may be reasonably necessary for the verification of such Costs of Operations Statement and will permit the pertinent records to be examined by a financial officer of Tenant or its independent certified public accountants. Landlord shall be under no duty to preserve any such records, or any data or material related thereto, for more than one (1) year after the end of the Base Operating Year and each Operating Year. Every Costs of Operation Statement shall be conclusive and binding upon Tenant unless (i) within thirty (30) days after the receipt of such statement Tenant shall notify Landlord that it disputes the correctness of the statement, specifying in detail the respects in which the statement is claimed to be incorrect and, as a material condition to its right to dispute, Tenant shall have made payment of all amounts included on Landlord's statement as hereinafter provided, and (ii) if such dispute shall not have been settled by agreement within thirty (30) days after receipt by Landlord of such notice from Tenant, the dispute shall have been submitted within that time to a reputable independent certified public accountant chosen by Landlord, whose decision (and where reasonably necessary such decision shall be based upon the opinion of experts whom such accountant may retain) shall be final and binding on the parties. The cost of such accountant shall be borne by the unsuccessful party (and if both parties are partially unsuccessful, the accountant shall apportion the costs between the parties). Pending the determination of such dispute Tenant shall, as a material covenant of this Lease within ten (10) days after receipt of such statement, pay additional rent in accordance with Landlord's statement, but such payment shall be without prejudice. If the dispute shall be determined in Tenant's favor, Landlord shall, within five (5) days after notice of such determination, pay or credit Tenant the amount of Tenant's overpayment of Costs of Operation.

      6.04. Landlord's failure to render a statement with respect to increases in Costs of Operation for any Operating Year shall not prejudice Landlord's right to thereafter render a statement with respect thereto or with respect to any subsequent Operating Year. The rights and obligations of Landlord and Tenant under the provisions of this Article shall survive the termination of this Lease.

      6.05. Landlord, may, at its option, calculate Costs of Operation on a fiscal year basis rather than a calendar year basis and, in such event, if less than a full fiscal year is involved, appropriate adjustments and prorations shall be made.

               ARTICLE 7 - Heat, Ventilating and Air Conditioning

      7.01. Landlord shall as a Cost of Operation, maintain and operate the Building's central heating, ventilating and air-conditioning system(s) and shall furnish to the Demised Premises through said system(s) heated, outside and conditioned air ("HVAC"), at reasonable temperatures, pressures and degrees of humidity and in reasonable volumes and velocity, during Standard Business Hours. Upon reasonable advance notice from Tenant at least forty-eight hours in advance, Landlord shall furnish heating, cooling or ventilating service at any time other than Standard Business Hours (hereinafter called "After Hours"). If Tenant shall request or use such services After Hours, Tenant shall pay Landlord therefor, as additional rent and upon rendition of a bill therefore the prevailing rate for After Hours HVAC usage at the Building, which Landlord may designate for Building tenants from time to time at Landlord's sole election.

      7.02. Any damage caused to the heating, air conditioning, and ventilating equipment, appliances or appurtenances as a result of the negligence of, or careless operation of the same by, Tenant or its agents, servants, employees, licensees, invitees, or visitors shall be repaired by Landlord, and the cost and expense thereof shall be paid by Tenant, as additional rent, within ten (10) days after being billed therefor.

      7.03. Tenant shall be responsible for the failure of the air-conditioning systems to adequately cool and dehumidify the Demised Premises where such failure results from the occupancy of the Demised Premises with more than an average of one person for each one hundred seventy five (175) square feet of the Leased Floor Space or where Tenant installs and operates machines and appliances, the connected electrical load of which when combined with all lighting fixtures exceeds four (4) watts per usable square foot contained in any one room or other area or where any part of the Demised Premises is used other than for offices (including, without limitation, conference rooms, computer rooms, equipment rooms and kitchens) where the heat release or personnel occupancy is greater than in normal office space. If Tenant exceeds the aforementioned occupancy and electrical load criteria and interference with normal operation of the air conditioning in the Demised Premises results, necessitating changes in the air conditioning system servicing the Demised Premises, such changes shall be made by Landlord upon written notice to Tenant at Tenant's sole cost and expense. Tenant agrees to keep all windows closed, and to lower and close window coverings when necessary because of the sun's position whenever the said air conditioning system is in operation, and Tenant agrees at all times to cooperate fully with Landlord and to abide by all the regulations and requirements which Landlord may prescribe for the proper functioning and protection of the said air conditioning system.

                                  ARTICLE 8-Use

      8.01. Tenant shall use the Demised Premises only for the Permitted Use and for no other purpose. Tenant shall not have the right to use or occupy the Demised Premises until the Commencement Date.

      8.02. Tenant shall not permit the Demised Premises to be used in any manner which would in any way (i) violate any of the provisions of any lease or mortgage to which this Lease is subordinate, (ii) violate the certificate of occupancy for the Demised Premises or the Building or any laws or requirements of public authorities, (iii) make void or voidable any fire or liability insurance policy then in force with respect to the Building, (iv) constitute a public or private nuisance, (v) discharge objectionable fumes, vapor or odors into the Building's heating, ventilating and air conditioning systems, (vi) impair or interfere with any of the Building services or the proper and economic heating, air conditioning, cleaning or other servicing of the Building or the Demised Premises or impair or interfere with the use of any other areas of the Building.

      8.03. Tenant shall not place any load upon any floor of the Demised Premises which exceeds the load for which it was designed and which is allowed by certificate, rule regulation, permit or law.

      8.04 If any government license or permit, other than a certificate of occupancy, shall be required for the lawful conduct of Tenant's business in the Demised Premises, or any part thereof and if failure to secure such license or permit would in any way affect Landlord, then Tenant, at its expense, shall procure and thereafter maintain such license or permit and submit the same for inspection by Landlord. Tenant shall comply with the terms and conditions of each such license or permit, but the failure to procure and maintain same shall not affect Tenant's obligations hereunder.

ARTICLE 9 - Entry, Right to Change Public Portions of the Building, etc. of the
                                 Building, etc.

      9.01. Tenant shall permit Landlord to install, use and maintain pipes and conduits in and through the Demised Premises and unless such installations reduce the Leased Floor Space in excess of one-half of one (.5%) percent, there shall be no adjustment in the Rent. Where access doors are required for mechanical trades in or adjacent to the Demised Premises, Landlord shall furnish and install such access doors and confine their location wherever practical to closets, coat rooms, toilet rooms, corridors, and kitchen or pantry rooms. Landlord and Tenant shall cooperate with each other in the location of Landlord's and Tenant's facilities requiring such access doors.

      9.02. Landlord, its agents or designees shall have the right at all reasonable times to enter the Demised Premises for the purpose of operating, maintaining, repairing or altering the Building, its systems and facilities or the Demised Premises, as Landlord reasonably shall require or as shall be required for Landlord to perform its duties or rights under this Lease; Landlord shall also have the right at all reasonable times to enter the Demised Premises for the purpose of inspecting them or exhibiting them to prospective purchasers, mortgagees or ground lessees of the Real Property or the Building or to prospective assignees of any such parties. Landlord shall be allowed to take all material into and upon the Demised Premises that may be required for the operation, maintenance, repair or alteration above mentioned without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no way abate, except as otherwise provided in this Lease, while said operation, maintenance, repair or alteration are being made.

      9.03. During the twelve (12) months prior to the expiration of the Term, at all reasonable times, Landlord may enter and exhibit the Demised Premises to prospective tenants. Landlord, its agents or employees, shall also have the right to enter on and/or pass through the Demised Premises, or any part thereof, at such times as such entry shall be required by circumstances of emergency affecting the Demised Premises or the Building; included among the foregoing emergencies shall be a situation where water has entered the Demised Premises, in which event upon Landlord learning thereof Landlord may enter the Demised Premises and remove such water, and unless caused by Landlord's negligence, Tenant shall pay Landlord for the cost of such removal as additional rent.

      9.04. Landlord shall have the right at any time without thereby creating an actual or constructive eviction or incurring any liability to Tenant therefor, to change the arrangements or location of such of the following as are not contained within the Demised Premises or any part thereof: entrances, passageways, doors and doorways, corridors, stairs, toilets, and other like public or service portions of the Building or the Real Property, as well as to make such changes in or to the entrance doors to the Demised Premises, without any adjustment in the Rent due hereunder from Tenant.

      9.05. All of Landlord's rights under this Article 9 shall be exercised in such manner as will not unreasonably interfere with Tenant's use and occupancy of the Demised Premises.

      9.06. Landlord shall have the right at any time to name the Building after any person(s) or tenant(s) and to change any and all such names at any time thereafter.

      9.07. Landlord may limit and restrict the means of access to the Demised Premises outside Standard Business Hours so long as Tenant's employees and authorized agents have reasonable access to all parts of the Demised Premises.

        ARTICLE 10 - Adjustment of Rent for Changes in Real Estate Taxes

      10.01. As used in this Article 10:

            (a) "Real Property" shall mean the Building, the land upon which the Building stands and any adjoining land used in connection with the Building.

            (b) "Taxes" shall mean all real estate taxes, school taxes, sewer rates and charges and/or transit taxes assessed, levied or imposed upon the Real Property or Building, or both, or other governmental charges, general, specific, ordinary or extraordinary, foreseen or unforeseen. If at any time during the Term the methods or standards of taxation prevailing at the date hereof shall be altered so that in lieu of or as an addition to or as a substitute for the whole or any part of the Taxes now levied, assessed or imposed, there shall be imposed with respect to the Building or the Real Property, (i) a tax assessment, levy, imposition or charge based on the rents received (whether or not wholly or partially as a capital levy or otherwise), (ii) an occupancy fee measured by the rent payable by Tenant to Landlord, or (iii) any other tax, levy, imposition, charge or license fee, then all of the foregoing items in clauses (i), (ii) and
(iii), as applicable, also shall be deemed to be Taxes.

            (c) "Tax Year" shall mean each 12 month period following the Base Tax Year which falls within the Term.

      10.02. If any of the Taxes payable during or attributable to any Tax Year shall exceed the Taxes payable during or attributable to the Base Tax Year, then, Tenant shall pay to Landlord as additional rent Tenant's Proportionate Share of such excess. Such payment of additional rent shall be made within ten
(10) days after the rendition of a statement from Landlord to Tenant setting forth the amount of additional rent due.

      10.03. Notwithstanding the foregoing, in determining Taxes, any tax abatement or partial assessment granted by any taxing authority as a tax inducement shall be disregarded; and, in the event of any partial assessment(s) of the Building based upon less than full completion thereof, the assessment for the Tax Base Year (and any other partial assessment) and Taxes shall be projected to what they would have been had the Building been fully-completed. Upon full assessment, appropriate adjustments shall be made, if necessary, to any projections so made and any excess paid based thereon; and any amounts payable as a result of such adjustments from Landlord to Tenant or Tenant to Landlord, as the case may be, shall be paid in accordance with the provisions of this Article 10.

      10.04. Tenant shall pay as additional rent all increases in Taxes which may be attributable to additions or improvements to the Demised Premises made by Tenant or on Tenant's behalf after the Commencement Date. Tenant shall also pay as additional rent Tenant's Proportionate Share of any assessments for public betterments levied upon the Real Property. If any assessment is payable in installments, Tenant shall only be obligated to pay those installments, together with interest thereon, which are due and payable during the Term. Payment shall be made by Tenant to Landlord on the rent payment day next following the issuance of a bill therefor by Landlord to Tenant.

      10.05. In the event that, at any time, the Real Property is assessed for Tax purposes with other property owned by Landlord, and the taxing authorities are unwilling to separately assess or tax the properties, the Tax attributable to the Real Property shall be such portion of the Tax on the entire properties as the value of the Real Property bears to the value of the entire properties, as such values are determined by the assessor of the municipality in which the Real Property is located. An informal apportionment by such assessor of the total assessment of such Real Property shall be binding upon the parties hereto.

      10.06. Landlord, at its option, may prior to or at the commencement of any Tax Year, submit to Tenant Landlord's reasonable estimate of any increase in Taxes, in which event on the first day of each month during said Tax Year Tenant shall pay to Landlord one-twelfth of such estimated increase. Within 60 days following the end of the Tax Year Landlord shall submit to Tenant a statement showing the actual amount of Taxes due for such year. If the total of estimated payments is less than the actual amount of additional rent due for increased Taxes, Tenant shall pay to Landlord the difference within 10 days following rendition by Landlord of an invoice therefor; if the total of such estimated payments is greater than such actual additional rent, the difference shall be credited against the next monthly installments of additional rent until paid, or such difference shall be paid to Tenant. Landlord's failure to render a statement with respect to increases in Taxes for any year shall not prejudice Landlord's right to thereafter render a statement with respect thereto or with respect to any subsequent year.

      10.07. Tenant hereby waives any and all right which Tenant may have (whether at law, equity, or otherwise) to commence or participate in any action relating to reduction or refund of Taxes. If, during the Term, Landlord shall receive a Tax refund for any year after the Base Tax Year, Tenant shall be entitled to that portion of the refund applicable to an increase in said Tax, after deducting from such refund and interest that portion of the costs and expenses (including experts' and attorneys' fees) of obtaining such refund. Tenant shall pay to Landlord Tenant's Proportionate Share of the costs and expenses of (but not to exceed savings resulting from) seeking any Tax reduction or refund, as additional rent, unless such protest, action or proceeding pertains solely to a reduction in or refund of Base Taxes.

      10.08. In the event that at any time after the Base Tax Year, the Taxes for any Tax Year are reduced (as a result of settlement, final determination, legal proceedings or otherwise), so that the Taxes payable for such Tax Year are less than the Taxes payable for the Base Tax Year, or in the event that Taxes for the Base Tax Year are so reduced, then in either such event: (i) the Taxes for the Base Tax Year shall become such lower amount effective as of the Tax Year to which said settlement or final determination pertains; and (ii) any prior payments by Tenant shall be recalculated so that Tenant shall pay Landlord Tenant's Proportionate Share of the amount by which Taxes during Tax Years for which Tenant was responsible to make payment to Landlord are further in excess of Taxes for the Base Tax Year as a result of such reduction.

                        ARTICLE 11 - Landlord's Services

      11.01. Landlord shall, as a Cost of Operation:

            (a) Provide public elevator service in the Building during Standard Business Hours.

            (b) Provide cleaning in public portions of the Building except Saturdays, Sundays and holidays so long as Tenant is not in default hereunder.

            (c) Furnish hot and cold water for normal lavatory, drinking and office cleaning purposes. If Tenant requires, uses or consumes water for any other purpose, Landlord may install, at Tenant's expense, a meter or meters or other means to measure Tenant's water consumption and Tenant shall reimburse Landlord for the cost of all water consumed as measured by said meter or meters or as otherwise measured.

            (d) Maintain and keep in good order and repair the public portions of the Building (including bathrooms in such public portions but excluding bathrooms installed by, or at the request of, Tenant or serving only the Demised Premises).

      11.02. (a) Landlord represents that throughout the Term there will be the Parking Spaces. Tenant shall require its personnel and visitors to park their vehicles only in the Parking Spaces on a "first come, first served" basis. Landlord reserves the right at all times to redesignate Parking Spaces. Tenant, its personnel and visitors shall not at any time park any trucks or delivery vehicles in any of the parking areas.

            (b) All Parking Spaces and any other parking areas, roadways and driveways used by Tenant, its personnel and visitors will be at their own risk, and Landlord shall not be liable for any injury to person or property, or for loss or damage to any vehicle or its contents, resulting from theft, collision, vandalism or any other cause whatsoever. Landlord shall have no obligation whatsoever to provide a guard or any other personnel or device to patrol, monitor, guard or secure any parking areas. If Landlord does so provide, it shall be solely for Landlord's convenience, and Landlord shall in no way whatsoever be liable for any acts or omissions of such personnel or device in failing to prevent any such theft, vandalism, or loss or damage by other cause.

            (c) The vehicles permitted in the Parking Spaces shall include only normal sized passenger automobiles (or passenger vans of not greater size) to the extent such vehicles are used by Tenant's employees while they are working at the Building. No employee shall be permitted to park more than one vehicle in said parking areas, and no storage or overnight parking of vehicles shall be permitted except in those areas, if any, designated by Landlord.

            (d) Landlord reserves the right from time to time to: (i) change the area, location and arrangement of Parking Spaces; (ii) restrict parking by tenants, their officers, agents, employees, customers and invitees, to designated areas; (iii) discontinue, restrict or temporarily suspend use of all, or any portion of, the Parking Spaces for such period of time as may be necessary in Landlord's sole discretion, to perform maintenance or repairs; (iv) limit the parking of vans, limousines and other large vehicles to specified areas; (v) exclude any and all vehicles other than as permitted in Section 11.02(c); and (vi) institute control mechanisms and systems in order to regulate the use of the common parking area.

            (e) The Parking Spaces Rent shall be subject to adjustment to the prevailing rate charged by Landlord for the type of Parking Spaces provided to Tenant, which rate Landlord shall designate from time to time in Landlord's sole discretion.

      11.03. Landlord reserves the right, without any liability to Tenant, to interrupt, curtail or suspend the services required to be furnished by Landlord under this Lease when the necessity therefor arises by reason of accident, emergency, mechanical breakdown, or when required by any law, order or regulation of any federal, state, county or municipal authority, or by reason of Events of Force Majeure. Landlord shall exercise reasonable diligence to eliminate the cause of stoppage and to effect restoration of service and shall give Tenant reasonable notice, whenever practicable, of the commencement and anticipated duration of such stoppage. No diminution or abatement of rent or other compensation shall be claimed by Tenant as a result therefrom, nor shall this Lease or any of the obligations of Tenant be affected or reduced by reason of such interruption, curtailment or suspension.

      11.04. Tenant shall not clean from the outside, or allow to be cleaned from the outside by anyone acting for or on behalf of Tenant, any window in the Demised Premises. Notwithstanding Section 11.01(b) hereof, Tenant shall pay to Landlord on demand the costs incurred by Landlord for (a) cleaning work in the Demised Premises or the Building required because of (i) misuse or neglect on the part of Tenant or its employees, agents, contractors, licensees or visitors,
(ii) use of portions of the Demised Premises for preparation, serving or consumption of food or beverages, reproducing operations, private lavatories or toilets or other special purposes requiring greater or more difficult cleaning work than office area, and/or (iii) interior glass surfaces, (iv) non-Building Standard materials or finishes installed by Tenant or at its request, requiring greater or more difficult care than if Building Standard, and (b) removal from the Demised Premises and the Building of (i) any refuse and rubbish of Tenant as shall exceed that normally accumulated daily in the routine or ordinary business office occupancy and (ii) all of the refuse and rubbish of Tenant's machines and the refuse and rubbish of any eating facilities requiring special handling (known as "wet garbage"). Landlord and its cleaning contractor and their employees shall have after hours access to the Demised Premises and the use of Tenant's light, power and water in the Demised Premises as may be reasonably required for the purpose of cleaning the Demised Premises.

      11.05. Landlord shall furnish and install a Building directory for tenants' listings in the ground floor lobby of the Building. Tenant shall submit its Building directory listings with its final plans, which listings shall be limited to one (1) per directory, unless the Building directing is electronic, in which event Tenant may have Tenant's Proportionate Share of the directory capacity. At Tenant's sole cost and expense, Landlord shall install per Tenant's plans an identification sign on Tenant's entrance door in keeping with all other Building standard door signs.

      11.06. To the extent that there shall be incurred any subsidies or other costs in connection with any amenities for all tenants of the Building, including, without limitation, shuttle buses, a cafeteria, fitness center, day care center, bootblack and newsstand, then Tenant shall pay Landlord Tenant's Proportionate Share thereof as additional rent.

                          ARTICLE 12 - Electric Service

      12.01. If pursuant to Section 1.02 hereof, electrical energy consumed by Tenant is at the Electric Energy Charge, the following shall be applicable:

            (a) Landlord will furnish electricity to Tenant through presently installed electrical facilities for Tenant's reasonable use for lighting, electrical appliances and equipment. Tenant shall pay to Landlord on the first day of each month the Electric Energy Charge, which amount is in addition to the Base Rent. If the Commencement Date occurs prior to the commencement of the first Rent Year, Tenant shall pay the Electric Energy Charge on the first day of each month prior to the commencement of the first Rent Year. The Electric Energy Charge shall in all cases be subject to increase based on surveys of the use of electricity by Tenant, which may be made from time to time during the Term, at Tenant's cost, by an electrical consultant selected by Landlord, which shall be binding on the parties. Prior to installing any equipment which would not be considered ordinary office equipment, Tenant shall submit to Landlord for approval, a list of such equipment specifying the manufacturer's electrical rating of same.

            (b) The Electric Energy Charge shall also be subject to adjustment in the event of any increase subsequent to the date of this Lease in the electric rate or charge of any kind, including without limitation fuel adjustment, demand, time of day, energy and taxes, imposed by the public utility corporation serving the area in which the Building is located. Such adjustment shall be in the same percentage as the increase in cost to Landlord over the prior electric rate schedule or charge. When the amount of such an adjustment is determined, the parties shall execute an agreement supplementary hereto prepared by Landlord to reflect such adjustment in the Electric Energy Charge effective from the date such increase occurred; but such adjustment shall be effective from such date even if such supplementary agreement is not executed.

      12.02. (a) If Landlord shall so decide, Landlord shall supply electricity to service the Demised Premises on a submetered basis, in which event Tenant shall pay to Landlord the cost of installing the submeter (if not presently existing), and Tenant shall pay to Landlord, as additional rent, the sum of (i) an amount determined by applying the electric rate at which Landlord purchases electricity (including taxes and surcharges thereon), to Tenant's consumption of and demand for electricity within the Demised Premises as recorded on the submeter servicing the Demised Premises, and (ii) Landlord's overhead and administrative charge of 10% of the amount referred to in clause (i) above, to the extent permitted (such combined sum being hereinafter called "Electric Submeter Charge"). Landlord shall cause Tenant's submeter to be read at regular intervals. Upon receipt by Landlord of an invoice from the utility company supplying electricity to the Building, Landlord shall bill Tenant in accordance with the foregoing.

            (b) At Landlord's option, Tenant shall pay the Electric Submeter Charge in twelve (12) equal monthly installments based upon Landlord's reasonable estimate of the Electric Submeter Charge. Following the end of each calendar year, Landlord shall furnish Tenant a statement of the Electric Submeter Charge; if Tenant has underpaid, Tenant shall pay the amount shown on said Statement, and if Tenant has overpaid, Landlord shall credit the difference against the next installment of additional rent due hereunder or pay the difference to Tenant.

            (c) For any period during which the submeter(s) servicing the Demised Premises are inoperative, the Electric Submeter Charge shall be determined by Landlord, based upon its reasonable estimate of Tenant's actual consumption of and demand for electricity, and the Electric Rate or Cost per Kilowatt and Cost per Kilowatt Hour then in effect.

      12.03. Landlord shall not be liable to Tenant in any way for any failure or defect in the supply or character of electric energy furnished to the Demised Premises by reason of any requirement, act or omission of the public utility serving the Building with electricity or for any other reason not attributable to Landlord; and no such failure or defect shall entitle Tenant to any payment from Landlord for any loss, damage or expense or to abatement of Rent or otherwise relieve Tenant from any of its obligations under this Lease. Landlord shall furnish and install all lighting tubes, lamps, bulbs and ballasts required in the Demised Premises, and Tenant shall pay Landlord's reasonable charges therefor on demand.

      12.04. Tenant's use of electric energy in the Demised Premises shall not at any time exceed the capacity of any of the electrical conductors, wiring, insulation or other equipment in or otherwise serving the Demised Premises, and Tenant may not use any electrical equipment which, in the opinion of Landlord, will overload such installations or interfere with the use thereof by other tenants of the Building. If Landlord should decide that such equipment would overload the Building's electrical service equipment or interfere with the use thereof, Landlord shall, at Tenant's sole cost and expense provide and install such additional risers or other electrical service equipment as Landlord shall deem necessary or prudent.

      12.05. If any tax is imposed upon Landlord with respect to electrical energy furnished as a service to Tenant by any federal, state or municipal authority, Tenant shall reimburse Landlord for Tenant's Proportionate Share of such taxes, as additional rent hereunder. It is understood and agreed that the amount set forth in Sections 1.01 and 12.01 does not include any currently applicable sales tax.

      12.06. Landlord shall have the right at any time and from time to time during the Term to contract for electric service to the Building from the company presently so providing or from a different company (each such company shall hereinafter be referred to as an "Electricity Provider"). Tenant shall cooperate with Landlord and the Electricity Provider at all times and, as reasonably necessary, shall allow Landlord and any Electricity Provider reasonable access to the Building's electric lines, feeders, risers, wiring, and any other equipment or machinery within the Demised Premises.

                            ARTICLE 13 - Condemnation

      13.01. In the event that the whole or substantially all of the Real Property, Building or Demised Premises shall be condemned or taken in any manner (including agreement between Landlord and any governmental authority authorized to exercise such right) for any public or quasi-public use, this Lease and the term and estate hereby granted shall forthwith cease and terminate as of the date of vesting of title, and the rent shall be apportioned and paid to such date of vesting. In the event that only a part of the Demised Premises consisting of less than substantially all thereof shall be so condemned or taken, then, effective as of the date of vesting of title, the Rent reserved hereunder for such part shall be equitably abated, and this Lease shall continue as to such part not so taken.

      13.02. In the event that only a part of the Real Property or Building shall be so condemned or taken, then (a) if substantial structural alteration or reconstruction shall, in the reasonable opinion of Landlord, be necessary or appropriate as a result of such condemnation or taking (whether or not the Demised Premises are affected), Landlord may, at its option, terminate this Lease and the term and estate hereby granted, as of the date of such vesting of title, by notifying Tenant in writing of such termination within 30 days following the date on which Landlord shall have received notice of vesting of title, or (b) if that portion of the Demised Premises then occupied by Tenant is reduced by more than 25%, either party may, at its option, terminate this Lease by notice of election to the other party given not later than 30 days following the date on which notice of such taking was given by the condemning authority. If this Lease is not terminated, as aforesaid, this Lease shall be unaffected by such condemnation or taking, except that the Rent shall be abated to the extent, if any, hereinbefore provided. In the event that only part of the Demised Premises shall be so condemned or taken and this Lease and the term and estate hereby granted are not terminated as hereinbefore provided, Landlord will, subject to the requirements of any superior mortgage or superior lease, at its expense, restore with reasonable diligence the remaining portions of the Demised Premises as nearly as practicable to the same condition as it was in prior to such condemnation or taking, provided, that Landlord's liability under this section shall be limited to the amount received by Landlord as an award arising out of such taking.

      13.03. In the event of termination in any of the instances hereinabove provided, this Lease and the term and estate hereby granted shall expire as of the date of such termination with the same effect as if that were the Expiration Date of this Lease, and the rent reserved hereunder shall be apportioned as of such date.

      13.04. In the event of any condemnation or taking hereinabove mentioned of all or a part of the Building, Landlord shall be entitled to receive the entire award in the condemnation proceeding, including any award made for the value of the estate vested by this Lease in Tenant, and Tenant hereby expressly assigns to Landlord any and all right, title and interest of Tenant now or hereafter arising in or to any such award or any part thereof; and

Tenant shall be entitled to receive no part of such award. Notwithstanding the foregoing, Tenant shall be entitled to claim, prove and receive in any condemnation proceedings, such portion of any award as represents the then value of Tenant's Property and any moving and relocation expenses awarded to Tenant.

                        ARTICLE 14 - Repairs and Cleaning

      14.01. (a) Tenant shall take good care of the Demised Premises and the fixtures and appurtenances therein (including, without limitation, windows and doors used exclusively in connection with the Demised Premises), and Tenant shall, at its sole cost and expense, make all repairs thereto as and when needed to preserve them in good working order and condition except as otherwise provided in Section 14.02. It is understood that Tenant shall be solely responsible for the maintenance, repair and/or replacement of any computer, communications, plumbing fixtures, supplementary heating, ventilating and air conditioning units and similar equipment installed by Tenant or at its request, whether or not located in the Demised Premises.

            (b) All damage or injury to the Real Property, Building, Demised Premises, and/or to the fixtures, glass, appurtenances and equipment in, or pertaining to any of the foregoing, caused by or resulting from the performance of work by or for Tenant to prepare the Demised Premises for Tenant's occupancy or Tenant's Alterations, or from Tenant moving property in or out of the Building or by Tenant's installation or use of Tenant's Property or resulting from the misuse or neglect of Tenant or any of its employees, agents or contractors, shall be repaired, restored or replaced, at Landlord's option, either by Tenant or Landlord at Tenant's sole cost and expense, calculated at the Work Charge. All such repairs, restorations and replacements shall be of good quality and class at least equal to the original installations.

      14.02. Landlord shall, as a Cost of Operation, make all repairs and replacements to the Real Property and to the Building, its fixtures, systems and facilities (including the central heating, ventilating and air conditioning systems and elevator and plumbing systems), necessary or desirable in order to keep them in good order and repair, except for those repairs provided in Section
14.01 hereof for which Tenant is responsible for the cost. Tenant agrees to notify Landlord of the necessity for any repairs of which Tenant may have knowledge.

      14.03. When used in this Lease, the term "repair" shall be deemed to include restoration and replacement as may be necessary to achieve or maintain good working order.

      14.04. (a) Tenant, at Tenant's expense, shall keep the Demised Premises in order, shall cause the Demised Premises to be cleaned and shall cause Tenant's refuse and rubbish to be removed, all at regular intervals in accordance with standards and practices adopted by Landlord for the Building. Tenant shall cooperate with any waste and garbage recycling program of the Building and shall comply with all reasonable rules and regulations of Owner with respect thereto. Tenant, at Tenant's expense, shall cause all portions of the Demised Premises used for the storage, the preparation, service or consumption of food or beverages to be cleaned daily in a manner satisfactory to Landlord, and to be exterminated against infestation by vermin, roaches or rodents regularly and, in addition, whenever there shall be evidence of any infestation.

            (b) Landlord, at Landlord's expense, shall clean the public portions of the Building at regular intervals in accordance with reasonable practices and standards adopted by Landlord for the Building.

            (c) The removal of refuse and rubbish and the furnishing of office cleaning services to Tenant by persons other than Landlord and its contractors shall be performed in accordance with such regulations and requirements as, in Landlord's reasonable judgment, are necessary for the proper operation of the Building, and Tenant agrees that Tenant will not permit any person to enter the Demised Premises or the Building for such purposes, or for the purpose of providing extermination services required to be performed by Tenant pursuant to Subsection (a) of this Section, other than persons first approved by Landlord, such approval not reasonably to be withheld.

                   ARTICLE 15 - Damage by Fire or Other Cause

      15.01. If the Demised Premises and/or access thereto, or any part thereof, shall be damaged by fire or other cause, Tenant shall give immediate notice thereof to Landlord, and this Lease shall continue in full force and effect except as hereinafter set forth. In such event, Landlord shall, subject to compliance with the provisions of any superior mortgage or superior lease, and to its rights under Section 15.03, repair the damage and restore and rebuild the Demised Premises with reasonable diligence as nearly as may be practicable to its condition immediately prior to such damage.

      15.02. If the Demised Premises shall be partially or totally damaged or rendered partially or totally untenantable by fire or other cause without the fault or neglect of Tenant, Tenant's employees, agents, contractors, visitors or licensees, until such repairs are made the Rent shall be apportioned according to the part of the Demised Premises which is usable by Tenant and shall be abated from the date of such damage to the date the damage shall be substantially repaired to the same condition as required under Section 5.02 for the Demised Premises to be ready for occupancy.

      15.03. If the Demised Premises are totally or substantially damaged or are rendered wholly or substantially untenantable by fire or other cause, and if Landlord shall decide not to restore or not to rebuild the same, or if the Building shall be so damaged that Landlord shall decide to demolish it or not to rebuild it (whether or not the Demised Premises have been damaged), then in any of such events Landlord may, within one hundred twenty (120) days after the occurrence of such casualty, give Tenant notice of such decision, and thereupon the Term of this Lease shall expire upon the date set forth in such notice as fully and completely as if such date were the Expiration Date of this Lease. Tenant shall then forthwith quit, surrender and vacate the Demised Premises. Such termination and surrender shall be without prejudice to Landlord's rights and remedies against Tenant under the Lease provisions in effect prior to such termination, and the Rent reserved hereunder shall be apportioned as of such date if not earlier abated pursuant to Section 15.02.

      15.04. Unless Landlord shall serve a termination notice as provided for in
Section 15.03 hereof, Landlord shall make the repairs and restorations as above-described, with all reasonable expedition subject to delays due to adjustment of insurance claims and Events of Force Majeure. Tenant may terminate this Lease by notice to Landlord if Landlord has not substantially completed the making of the required repairs and restored and rebuilt the Demised Premises and/or access thereto (other than to the extent resulting from Tenant's acts or omissions) within 12 months from the date of such damage or destruction and such additional time as Landlord shall be delayed due to adjustment of insurance or Events of Force Majeure. No damages, compensation or claims shall be payable by Landlord for delay, inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the Demised Premises or of the Building.

      15.05. For purposes of this Article 15, casualty damage which Landlord is responsible to repair shall not be deemed to include damage caused by vandalism, unknown cause or other act not normally covered under fire and extended coverage insurance policies applicable to office buildings in the area in which the Building is located.

      15.06. The provisions of this Article shall be considered an express agreement governing any case of damage or destruction of the Demised Premises by fire or other casualty, and any laws now or hereinafter in force providing for such a contingency in the absence of an express agreement shall have no application in such case.

      15.07. Notwithstanding any of the foregoing provisions of this Article, if Landlord or the lessor of any superior lease or the holder of any superior mortgage shall be unable to collect all of the insurance proceeds applicable to damage or destruction of the Demised Premises or the Building by reason of some action or inaction on the part of Tenant or any of its employees, agents or contractors, then, without prejudice to any other remedies which may be available against Tenant, the abatement of Tenant's rent provided for in this Article shall not be effective to the extent of the uncollected insurance proceeds.

                             ARTICLE 16 - Insurance

      16.01. Tenant shall not do or permit to be done any act or thing in or about the Demised Premises which will invalidate or conflict with any certificate of occupancy issued with respect to the Building, or the terms of any fire, sprinkler, water damage, or other insurance policies covering the Building or the Real Property. Tenant shall, at its own expense, comply with all rules, orders, regulations or requirements of any Board of Fire Underwriters or any other similar body and shall not do or permit anything to be done or kept in or about the Demised Premises which would increase the rate of insurance upon the Building over the rate in effect at the Commencement Date or which would result in insurance companies of good standing refusing to insure the Building in amounts and at normal rates satisfactory to Landlord.

      16.02. If, by reason of any failure of Tenant to comply with the provisions of this Lease, the premium on any of Landlord's insurance policies covering the Real Property shall be higher than it otherwise would be, Tenant shall reimburse Landlord as additional rent for such increased premiums. In any action or proceeding in which Landlord and Tenant are parties, a schedule or "make up" of any insurance rate for the Real Property, Building or Demised Premises issued by a body establishing fire insurance rates therefor shall be conclusive evidence of the facts therein stated.

      16.03. Tenant, at its expense, shall maintain throughout the Term the following types of insurance: (a) Commercial General Liability Insurance covering claims for bodily injury, death and property damage occurring upon, in on about the Demised Premises; such insurance shall afford coverage of not less than $4,000,000.00 combined, single limit for bodily injury, death and property damage and shall indicate that the Landlord and Others in Interest are additional insureds; there shall be added to or included within said liability insurance all other coverages as may be usual to Tenant's use of the Demised Premises; said insurance shall be written in a primary policy not contributing with, or in excess of, insurance that Landlord and Others in Interest may have and shall include coverage on an "occurrence basis" rather than a "claims made" basis; (b) commercial auto liability insurance providing bodily injury and property damage coverage on an occurrence basis at a combined single limit of not less than $3,000,000; (c) "all risk" property insurance on all of Tenant's Property, including contents and trade fixtures; (d) workers' compensation and employer's liability as required by law; (e) disability benefits liability as required by law; (f) owners' and contractors' protective liability coverage in an amount not less than $2,000,000 during the performance by or on behalf of Tenant of any work under this Lease, until completion thereof; and (g) insurance covering in full interruption of Tenant's business for a minimum of six months. The insurance described in clauses (a), (b) and (f) hereof shall indicate that the Landlord and Others in Interest are additional insureds.

            No more frequently than once per year, Landlord may review the provisions of this Article and require Tenant to provide, at Tenant's cost and expense, reasonable changes in the amounts or types of insurance, or both, as Landlord may deem reasonably necessary in order to adequately protect Landlord's interests.

      16.04. On or before the earlier of the Commencement Date and the performance of any work in the Demised Premises by or on behalf of Tenant (other than work performed by Landlord), Tenant shall furnish Landlord with a paid certificate evidencing the aforesaid insurance coverage, and renewal certificates shall be furnished to Landlord at least thirty (30) days prior to the expiration date of each policy for which a certificate was theretofore furnished. In the event Tenant fails to procure any insurance required under this Lease, after notice to Tenant, Landlord may, but shall not be obligated to procure same, in which event, the premium paid shall be refunded by Tenant to Landlord within 10 days of demand.

      16.05. All such insurance shall be effected under valid and enforceable policies (i) which may cover the Demised Premises and other locations provided that at all times there is adequate insurance attributable to the Demised Premises to comply with the insurance requirement set forth herein, (ii) shall be issued by an insurer of recognized responsibility licensed to do business in New York State and reasonably satisfactory to Landlord with a Best's Key Rating Guide of "A-IX" or better, (iii) shall contain a provision whereby the insurer agrees not to cancel, or materially amend, the insurance without thirty (30) days' prior written notice to Landlord and Others in Interest, (iv) may contain deductibles in such amounts as Tenant determines, but not exceeding $5,000 with respect to property damage and $10,000 with respect to liability insurance.

      16.06. Notwithstanding any other provision of this Lease, in the event of loss or damage to the Building or the Demised Premises, and/or any contents, each of Landlord and Tenant agree to look first to any insurance in its favor before pursuing any claim against the other party. Landlord and Tenant shall use due diligence to obtain, for each policy of such property insurance, provisions pursuant to which their insurer waives subrogation or consents to a waiver of any claim against the other party (and insofar as Landlord is concerned against Landlord and Others in Interest), their employees and agents, for loss or damage within the scope of the insurance, and to the extent of such waiver or consent, each party for itself and its insurers waives all such insured claims against the other party. If such waiver or agreement is available only upon payment of a premium, the insured party shall notify the other party promptly after learning thereof and the other party shall have the right to pay the premium and obtain the waiver or otherwise to forfeit the waiver.

      16.07. Tenant acknowledges that Landlord will not carry insurance on Tenant's Property and agrees that Landlord will not be obligated to repair any damage thereto or replace the same.

      16.08. The limits of all insurance provided under this Article 16 shall not limit Tenant's liability to Landlord under this Lease. If Tenant fails to maintain insurance or decides to self-insure for any loss including, without limitation, business interruption, Tenant releases Landlord and Others in Interest for all loss or damage which could have been covered if Tenant had so insured.

                            ARTICLE 17 - Alterations

      17.01. Tenant shall make no alterations, installations, additions or improvements ("Alterations") in or to the Demised Premises without Landlord's prior written consent, which shall not be unreasonably withheld to the extent they are non-structural, do not adversely affect the proper functioning of the mechanical, electrical, sanitary or other Building systems and do not affect the outside appearance, character or use of the Building and then only by contractors or mechanics approved by Landlord. All such Alterations shall be done at Tenant's sole expense and in full compliance with the Rules and Regulations attached hereto as Exhibit B, with all rules, regulations and requirements of all governmental bodies having jurisdiction, and with Landlord's building standard construction rules and regulations then in effect. If Landlord determines that the services of architects, engineers or other professionals are reasonably required in order to review Tenant's plans for any Alterations or to supervise the performance of Alterations, the costs incurred by Landlord shall be calculated at the Work Charge, and shall be payable within ten (10) days of demand as additional rent. Landlord's approval of Tenant's plans shall not be deemed to be a statement or representation by Landlord as to the completeness of said plans or their compliance with any laws, ordinances or regulations.

      17.02. Prior to commencing any Alteration, Tenant shall furnish to
Landlord:

            (i) Plans and specifications for such Alterations, for Landlord's approval, which shall not be unreasonably withheld, and the approval of the holder of any superior mortgage, if required.

            (ii) All contractors and subcontractors that Tenant proposes to perform the Alterations, who shall be those on Landlord's approved list, or if Landlord has no such list shall be reputable, have had at least 7 years experience in their respective trades and be subject to Landlord's approval, which shall not be unreasonably withheld.

            (iii) Copies of all governmental permits and authorizations which may be required in connection with any Alteration.

            (iv) A certificate evidencing that Tenant and Tenant's contractors have procured commercial general liability and worker's compensation insurance covering all persons employed in connection with the work who might assert claims for death or bodily injury against Landlord or the Building and such insurance (in addition to the insurance required to be carried by Tenant pursuant to the provisions of
            Article 16) as Landlord may reasonably require because of the nature of the work to be done by Tenant, including without limitation, owners' and contractors' protective liability and completed operations liability coverages.

            (v) With respect to any Alteration estimated to cost in excess of $25,000.00, Tenant shall furnish to Landlord a performance bond and a labor and materials payment bond (issued by a corporate surety licensed to do business in New York, and in a form reasonably satisfactory to Landlord). In the event Tenant fails to cause such bonds to be delivered, Tenant shall furnish to Landlord one of the following (as selected by Landlord): (x) a cash deposit, or (y) an irrevocable, sight, unconditional, negotiable, demand letter of credit, issued by and drawn on a bank or trust company which is a member of the New York Clearing House Association in a form reasonably satisfactory to Landlord; each in an amount equal to one hundred twenty five (125%) percent of the estimated cost of the Alteration; and upon the completion of the Alterations in accordance with the terms of this Article and the submission to Landlord of proof evidencing the payment in full for said Alterations, including, but not limited to, delivery of waivers of mechanic liens (in accordance with Section 17.06 hereof), the foregoing security deposited with Landlord (or the balance of the proceeds thereof, if Tenant has furnished cash or a letter of credit and if Landlord has drawn on the same) shall be returned to Tenant.

      17.03. All Alterations affixed to the realty or for which Tenant has received a credit or allowance shall, unless Landlord elects otherwise by written notice given not less than thirty (30) days prior to the expiration or other termination of this Lease or any renewal or extension thereof, become the property of Landlord and shall remain upon, and be surrendered with, the Demised Premises as a part thereof, at the end of the Term or any renewal term, as the case may be. In the event the Landlord shall elect otherwise, such Alterations as Landlord shall select shall be removed by Tenant and the Demised Premises restored to its original condition, reasonable wear and tear excepted, at Tenant's cost and expense, at or prior to the Expiration Date. Tenant's obligations pursuant to this Section 17.03 shall survive expiration or earlier termination of this Lease.

      17.04. All Alterations shall be performed in accordance with the approved plans and specifications, in a first-class and good and workmanlike manner, during regular business hours as specified in the Construction Rules and Regulations, using materials and equipment at least equal in quality and class to the original installations, and in such manner as not to interfere with the occupancy of any other tenant in the Building, nor delay, nor impose any additional expense upon Landlord, in the maintenance or operation of the Building. Landlord shall not be liable for any failure of any Building facilities or services caused by Alterations, and Tenant shall pay Landlord, as additional rent, the cost of correcting, or at Landlord's option Tenant shall correct, any such faulty Alteration as additional rent.

      17.05. Upon Tenant's failure to properly perform, complete and fully pay for any Alterations, as reasonably determined by Landlord, Landlord shall be entitled to draw on the security deposited under this Article 17 and Article 23 to the extent it deems necessary to complete any incomplete or otherwise hazardous Alteration, to effect any necessary restoration and/or protection of the Demised Premises or the Real Property and to apply such funds to the payment or satisfaction of any costs, damages or expenses in connection with the foregoing and/or Tenant's obligations under this Article 17 and the Lease relating to Alterations and repairs, including the satisfaction of any mechanic's lien.

      17.06. If in connection with any Alterations Tenant shall hire the services of any contractor or construction manager, Tenant shall enter into an agreement with such party which shall provide that such contractor or construction manager, as well as all subcontractors, materialmen and suppliers hired in connection therewith (all of the foregoing known collectively as the "Contractors"), shall upon receiving any payment respecting such Alterations deliver to Tenant a duly executed waiver, or final waiver as the case may be, of mechanic's lien evidencing payment in full for the cost of work, labor and/or services theretofore furnished. Said waivers of mechanic's liens shall name the Landlord and Tenant as the beneficiaries of such waivers and shall be in a form reasonably acceptable to Landlord. Prior to the commencement of any Alterations, a form of the waiver of mechanic's lien to be given by each such Contractor must be approved by Landlord.

      17.07. Tenant, at its expense, and with diligence and dispatch, shall procure the cancellation or discharge of all notices of violation arising from or otherwise connected with Alterations which may be issued by any public authority having or asserting jurisdiction over the Demised Premises. If any mechanics' lien is filed against the Demised Premises or the Building for work claimed to have been done for, or materials claimed to have been furnished to, Tenant, at its sole cost and expense Tenant shall cause the same to be discharged within ten (10) days thereafter by filing the bond required by law, by payment or otherwise. Tenant shall defend, indemnity and save harmless Landlord against and from any and all mechanics and other liens in connection with Alterations and all costs, attorney's fees, fines, expenses and liabilities reasonably incurred in connection with any such lien or any action or proceeding brought thereon. If Tenant fails to discharge any such lien within said ten (10) day period, Landlord may do so without inquiring as to the validity of such lien. Any amount so paid by Landlord and all costs and expenses incurred by Landlord in connection therewith, together with interest thereon at the Interest Rate from the respective dates of Landlord's making of the payment or incurring of the cost and expense, shall constitute additional rent payable by Tenant under this Lease within 10 days of demand. Within 5 days of completion of Alterations, as well as at any time within 5 days of Landlord's request, Tenant shall submit to Landlord a valid and enforceable release of liens and certificate of occupancy, if by law required for the Alterations, for all work included in the Alterations.

      17.08. Anything to the contrary in this Article 17 or anywhere else in this Lease notwithstanding, Landlord shall have the option of performing Alterations at the Work Charge.

                         ARTICLE 18 - Tenant's Property

      18.01. All of Tenant's Property shall be removed by Tenant, at its sole cost and expense, upon the expiration or sooner termination of this Lease. In case of damage by reason of such removal, Tenant shall restore the Demised Premises to good order and condition. Any items of Tenant's Property which remain in the Demised Premises after the expiration of this Lease may, at the option of Landlord, be deemed abandoned and either be retained by Landlord as its property or disposed of without accountability at Tenant's expense. Tenant shall reimburse Landlord for the costs of removal and repairing any damage arising out of Tenant's failure to remove Tenant's Property.

                             ARTICLE 19 - Surrender

      19.01. Upon the expiration or earlier termination of this Lease, Tenant shall quit and surrender the Demised Premises in good order and condition, ordinary wear and tear and damage by fire or other casualty, the elements and any cause beyond Tenant's control excepted. At Landlord's request, as provided in Section 17.03, Tenant shall remove all Alterations and restore the Demised Premises.

      19.02. Tenant acknowledges that possession of the Demised Premises must be surrendered upon the expiration or sooner termination of this Lease, time being of the essence. Tenant shall indemnify and hold Landlord harmless from any loss, cost or expense, including, without limitation, claims made by any succeeding tenant or prospective tenant, resulting from Tenant's failure or refusal to vacate the Demised Premises in a timely fashion including, without limitation, reasonable attorneys' fees, court costs and any claims made by any succeeding tenant or prospective tenant based upon such delay. In addition, Tenant agrees to pay for use and occupancy of the Demised Premises after the expiration or sooner termination of this Lease at a rate equal to 300% of the Rent payable immediately prior to such termination, subject to all the other terms of this Lease. No such payment shall, however, serve to renew or extend the Term.

                        ARTICLE 20 - Estoppel Certificate

      20.01. Tenant agrees, at any time, and from time to time, upon not less than ten days' prior notice by Landlord, to execute, acknowledge and deliver without cost or expense to Landlord, a statement in writing addressed to the party requesting same certifying that this Lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), certifying the dates to which the Base Rent, additional rent and other charges have been paid, the amount of the Security Deposit, and stating whether or not to the best knowledge of Tenant, there exists any default in the performance of any covenant, agreement, term, provision or condition contained in this Lease, and if so, specifying each such default of which Tenant may have knowledge, it being intended that any such statement delivered pursuant hereto may be relied upon by the party requesting same and by any other person with whom Landlord may be dealing. If Tenant fails to execute any such instrument within said 10-day period, (a) such failure shall constitute a material default by

Tenant under this Lease and, in such event, Tenant agrees to pay as liquidated damages, in addition to all other remedies available to Landlord, an amount equal to $100 per day for each day that Tenant fails to deliver such certificate to Landlord after the expiration of such 10-day period and (b) Tenant irrevocably appoints Landlord as its attorney-in-fact, in Tenant's name, to execute such instrument.

                      ARTICLE 21 - Defaults and Termination

      21.01. (a) If at or before the Commencement Date or at any time during the Term there shall be filed against Tenant in any court pursuant to any statute either of the United States or of any state a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's assets, and within thirty (30) days thereafter Tenant fails to secure a discharge thereof, or if Tenant shall make an assignment for the benefit of creditors or petition for or enter into an arrangement or composition with creditors, or takes advantage of any statute relating to bankruptcy, this Lease, at the option of Landlord, may be canceled and terminated upon five days written notice from Landlord to Tenant, if permitted by such statutes, in which event neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the Demised Premises but shall forthwith quit and surrender the premises. In the event Landlord delivers such termination notice, then upon the expiration of said five day period, this Lease shall terminate (whether or not the Term shall theretofore have commenced) with the same force and effect as if that day were the Expiration Date, but Tenant shall remain liable for damages as provided in
Article 30. In addition to the other rights and remedies available to Landlord by virtue of any other provision of this Lease or by virtue of any statute or rule of law, Landlord may retain as liquidated damages any rent, the Security Deposit and/ or any other monies received by it from Tenant or others on behalf of Tenant.

            (b) If, pursuant to any bankruptcy statute, Tenant is permitted to assign this Lease in disregard of the provisions of this Section 21.01, Tenant agrees that adequate assurance of future performance by such assignee shall be required in an amount equal to the sum of one (1) year's Base Rent and all additional rent, payable as of the date of such assignment. Said sum shall be deposited in cash with Landlord and shall be held, without interest, by it for the balance of the Term of this Lease as further security for the full and faithful performance of all of the obligations of this Lease to be performed by such assignee. If Tenant receives or is to receive any valuable consideration for such assignment, such consideration, after deducting therefrom (i) the reasonable broker's commissions, if any, incurred by Tenant for such assignment, and (ii) any portion of such consideration reasonably designated by the assignee as paid for the purchase of Tenant's Property in the Demised Premises, shall be the sole and exclusive property of Landlord and shall be paid over to Landlord directly by such assignee.

      21.02. This Lease and the Term and estate hereby granted are subject to the limitation that, (a) whenever Tenant shall default in the payment of any installment of Base Rent, or in the payment of any additional rent, on any day upon which the same shall be due and payable (and such default shall not be cured within five (5) days after written notice given to Tenant not more than three times in any Rent Year), or (b) whenever Tenant shall do or permit anything to be done, whether by action or inaction, contrary to any of Tenant's obligations hereunder, other than the payment of Rent, and if such situation shall continue and shall not be remedied by Tenant within thirty (30) days after Landlord shall have given to Tenant a notice specifying the same, or, in the case of a happening or default which cannot with due diligence be cured within a period of thirty (30) days and the continuance of which during the period required for cure will not subject Landlord to the risk of criminal liability or termination of any superior lease or foreclosure of any superior mortgage, if Tenant shall not duly institute within such thirty (30) day period and promptly and diligently prosecute to completion all steps necessary to remedy the same, or, (c) whenever any event shall occur or any contingency shall arise whereby this Lease or any interest therein or the estate hereby granted or any portion thereof or the unexpired balance of the Term hereof would, by operation of law or otherwise, devolve upon or pass to any person, firm or corporation other than Tenant, except as expressly permitted by Article 22, or (d) whenever Tenant shall abandon the Demised Premises or advise Landlord that Tenant does not intend to take possession of and occupy the Demised Premises (whether or not any of Tenant's Work remains to be completed), then in any such event covered by subsections a, b, c or d of this Section 21.02 at any time thereafter, Landlord may give to Tenant a notice of intention to end the Term of this Lease at the expiration of five (5) days from the date of the service of such notice of intention, and upon the expiration of said five (5) days this Lease and the Term and estate hereby granted, whether or not the Term shall theretofore have commenced, shall terminate with the same effect as if that day were the Expiration Date, but Tenant shall remain liable for damages as provided hereinafter.

                 ARTICLE 22 - Assignment, Subletting, Mortgaging

      22.01. (a) Tenant shall not, by operation of law or otherwise, assign, mortgage or encumber this Lease, nor sublet or permit the Demised Premises or any part thereof to be used by others, without Landlord's prior written consent in each instance. The consent by Landlord to any assignment or subletting shall not in any manner be construed to relieve Tenant from obtaining Landlord's express written consent to any other or further assignment or subletting.

            (b) For purposes of this Article 22: (i) the transfer of a majority of the issued and outstanding capital stock of any corporate tenant (including, without limitation, any capital stock issued in connection with any transfer), or of a corporate subtenant, or the transfer of a majority of the total interest in any partnership, limited liability company or other entity of tenant or subtenant, however accomplished, whether in a single transaction or in a series of related or unrelated transactions, shall be deemed an assignment of this Lease, (ii) any corporate merger or consolidation of Tenant not permitted under
Section 22.01(c), and (iii) a takeover agreement shall be deemed a transfer of this Lease.

            (c) Upon at least 20 days prior notice to Landlord, if Tenant is a corporation, this Lease may be assigned to, or the Demised Premises sublet to, a corporation into which Tenant merges or consolidates, or to any other corporation which controls, is controlled by, or under common control with Tenant, so long as the transfer is not principally for the purpose of transferring the leasehold estate created hereby; the net worth of the assignee or subtenant is at least equal to or in excess of the greater of the net worth of Tenant on the Commencement Date and that immediately prior to such merger or consolidation; and the assignee or subtenant assumes by documents reasonably satisfactory to Landlord all of Tenant's obligations pursuant to this Lease.

      22.02. (a) Upon obtaining a proposed assignee or sublessee, upon terms satisfactory to Tenant, Tenant shall submit to Landlord a copy of the proposed assignment or sublease (or if not yet prepared, a description of the terms and conditions of the proposed assignment/sublet) together with a description of the nature and character of the business of the proposed assignee or subtenant, current financial information and such other information reasonably requested by Landlord. Landlord shall not be obligated to entertain or consider any request by Tenant to any proposed assignment of this Lease or sublet of all or any part of the Demised Premises unless each request is accompanied by a non-refundable fee payable to Landlord in the amount of $1,000 to be applied toward Landlord's administrative, legal and other costs and expenses incurred in processing each of Tenant's requests, for which Tenant shall reimburse Landlord as additional rent.

            (b) Landlord's consent to any such proposed assignment or subletting shall not be unreasonably withheld provided that the following further conditions shall be fulfilled:

                  (i) there shall be no advertisement or public communication which lists the rental rate or which adversely reflects on the dignity, character or prestige of the Building;

                  (ii) no space shall be sublet, and the Lease shall not be assigned to another tenant, or to a related entity of such tenant or to any other occupant of the Building, if Landlord shall then have available for rent comparable or similar space in the Building;

                  (iii) no subletting or assignment shall be to a person or entity which in Landlord's judgment has a financial standing, is of a character, is engaged in business, is of a reputation, or proposes to use any part of the Demised Premises in a manner, not in keeping with the standards of a first-class office Building;

                  (iv) the subletting or assignment shall be expressly subject to all of the obligations of Tenant pursuant to Lease and shall specifically provide that there shall be no further subletting or assignment of the Demised Premises;

                  (v) no such subletting or assignment shall result in there being more than one occupant other than Tenant in the Demised Premises;

                  (vi) the proposed subtenant or assignee shall not be a person then negotiating with Landlord for the rental of any space in the Building;

                  (vii) the business of the assignee or subtenant shall not violate any restriction against competition contained in any lease to which Landlord is a party;

                  (viii) Landlord shall be furnished with a duplicate copy of the assignment or sublease agreement promptly after its execution;

                  (ix) Tenant shall pay to Landlord, as additional rent, a sum equal to all Rent and other consideration paid to Tenant by any assignee or subtenant which is in excess of the Rent then being paid by Tenant to Landlord for such space pursuant to this Lease;

                  (x) every sublease shall contain substantially the following language:

                  "In the event of a default under any superior lease, this
            sublease shall, at the option of the lessor under such superior lease, remain in full force and effect and the subtenant hereunder shall attorn to and recognize such lessor as owner and landlord hereunder and shall promptly upon such party's request, execute and deliver all instruments necessary or appropriate to confirm such attornment and recognition. The subtenant hereunder hereby waives all rights under any present or future laws or otherwise to elect, by reason of the termination of such superior lease, to terminate this sublease or surrender possession of the premises demised hereby.";

                  (xi) the holders of any "superior mortgage" and "superior lease" (as defined in Section 24.02) shall grant their consent (if required under the terms of such mortgage or lease), failure of which shall not be deemed an unreasonable withholding of consent by Landlord;

                  (xii) the Base Rent and additional rent for any such subletting shall be not less than the greater of (a) that provided for under this Lease on a per square foot basis for the space as proposed to be sublet, and (b) the then going fair market rental rate for comparable space and for a comparable term in the Building (or if none is or has been currently leased or subleased, then comparable space and term in a comparable building in the area in which the Building is located);

                  (xiii) the subleased premises shall be used only for the Permitted Use;

                  (xiv) Landlord shall be furnished with a copy of the agreement of sublease to be executed, at least ten (10) days prior to its execution, and with a duplicate original of the sublease, within ten (10) days after the date of its execution; and

                  (xv) Tenant shall have fully and faithfully complied with all of the terms, covenants and conditions of this Lease on the part of the Tenant then to have been performed under this Lease.

            (c) Notwithstanding the foregoing, Tenant's right to assign the Lease or sublet all or part of the Demised Premises shall be subject to Landlord's option (to be exercised within twenty (20) days of Tenant's request to assign or sublet), (i) to require a surrender of the Demised Premises, or part thereof, in which event Tenant shall deliver such Demised Premises to Landlord in accordance with the provisions of the Lease relating to surrender of the Demised Premises and termination of this Lease at the expiration of the Term, or (ii) to backlease from Tenant such Demised Premises at the same Rent as under this Lease (prorated if less than all of the Demised Premises are involved) and otherwise on the same terms and conditions as provided in this Lease, except that Landlord shall have the free right without Tenant's consent to sublet all or a portion of the Demised Premises so sublet back to Landlord. If only a portion of the Demises Premises is so surrendered, this Lease shall remain in effect as to the remainder of the Demised Premises, except that the Rent shall be appropriately reduced based upon the number of square feet surrendered. Landlord shall construct, at Tenant's expense, calculated at the Work Charge, such alterations as may be required to separate the surrendered or backleased part from the balance of the Demised Premises, and Tenant shall afford Landlord access to the Demised Premises to make such alterations at least 30 days prior to the date on which such portion of the Demised Premises is surrendered or sublet.

      22.03 If this Lease shall be assigned, or if the Demised Premises or any part thereof shall be sublet or occupied by any person or persons other than Tenant, Landlord may, after default by Tenant, collect Rent from the assignee, subtenant or occupant and apply the net amount collected to the Rent herein reserved, but no such assignment, subletting, occupancy or collection of rent shall be deemed a waiver of the covenants in this Article, nor shall it be deemed acceptance of the assignee, subtenant or occupancy as a tenant, or a release of Tenant from the full performance by Tenant of all the terms, conditions and covenants of this Lease, and Tenant shall remain liable therefore.

      22.04 Each permitted assignee or transferee shall assume and be deemed to have assumed this Lease and shall be and remain liable, jointly and severally, with Tenant for the payment of the Base Rent and additional rent, and for the due performance of all the terms, covenants, conditions and agreements herein contained on Tenant's part to be performed for the Term of this Lease.

                          ARTICLE 23 - Security Deposit

      23.01. Simultaneously with Tenant's execution of this Lease Tenant will deposit with Landlord the Security Deposit as security for the punctual performance by Tenant of each and every obligation of it under this Lease. In the event of any default by Tenant, Landlord may apply or retain all or any part of the security to cure the default or to reimburse Landlord for any sum which Landlord may spend by reason of the default. In the event that the Base Rent shall increase under this Lease, then, effective upon any such increase Tenant shall deposit with Landlord, as additional security, an amount necessary to retain the same ratio of Security Deposit to Base Rent as existed at the commencement of this Lease. Landlord may commingle the Security Deposit with other deposits in a non-interest bearing account and not be obligated to pay Tenant any interest. In the case of every such application or retention Tenant shall, on demand, pay to Landlord the sum so applied or retained which shall be added to the Security Deposit so that the same shall be restored to its original amount. If at the end of the Term Tenant shall not be in default under this Lease, the Security Deposit, or any balance thereof, shall be returned to Tenant within thirty (30) days after the Expiration Date. In the event of a sale of the Real Property and Building or leasing of the Building, of which the Demised Premises form a part, Landlord shall have the right to transfer the security to the vendee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return of such security; and Tenant agrees to look to the new landlord solely for the return of said security; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new landlord. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither the Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

                    ARTICLE 24 - Subordination and Attornment

      24.01. Landlord covenants that if, and so long as, Tenant pays all of the Rent due under this Lease and keeps, observes and performs each and every term, covenant, agreement, condition and provision of this Lease on Tenant's part to be kept, observed and performed, Tenant may peaceably and quietly enjoy the Demised Premises without hindrance or molestation by Landlord or by any other person lawfully claiming the same, subject nevertheless to the covenants, agreements, terms, provisions and conditions of this Lease and to any superior lease or superior mortgage to this Lease.

      24.02. This Lease, and all rights of Tenant hereunder, are and shall be
(a) subject and subordinate in all respects to all present and future ground leases, over-riding leases and underlying leases and/or grants of term of the Real Property and/or the Building or the portion thereof in which the Demised Premises are located in whole or in part now or hereafter existing ("superior leases") and, (b) subject to all mortgages and building loan agreements, which may now or hereafter affect the Real Property and/or the Building and/or any superior leases ("superior mortgages"), whether or not the superior leases or superior mortgages shall also cover other lands and/or buildings. The foregoing shall extend to each and every advance made or hereafter to be made under the superior mortgages, and to all renewals, modifications, replacements and extensions of the superior leases and superior mortgages and spreaders, consolidations and modifications of the superior mortgages. This Section shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute and deliver any instrument, in recordable form, if required, that Landlord, the lessor of any superior lease or the holder of any superior mortgage or any of their respective successors in interest may request to evidence such subordination.

      24.03. Tenant agrees without further instruments of attornment in each case, (a) to attorn to lessor under any superior lease, or to the holder of any superior mortgage or any successor to such holder's interest, upon such holder's or successor's request, as the case may be, (b) to waive the provisions of any statute, rule or law now or hereafter in effect which may give or propose to give Tenant any right of election to terminate this Lease or to surrender possession of the Demised Premises in the event a superior lease is terminated or a superior mortgage is foreclosed, and (c) that unless and until said lessor, or holder, as the case may be, shall elect to terminate this Lease, Tenant's obligations under this Lease shall not be affected in any way whatsoever by any such proceeding or termination (it being understood, however, that such holder or successor in interest shall under no circumstances be bound by any payment of rent for more than one month in advance, except for the Security Deposit, if any, or for any defaults of Landlord). Tenant shall take no steps to terminate this Lease without giving written notice to said lessor under the superior lease, or holder of a superior mortgage, and a reasonable opportunity to cure (without such lessor or holder being obligated to cure), any default on the part of Landlord under this Lease. In confirmation of such attornment, Tenant shall promptly execute and deliver any instrument, in recordable form, if required, that Landlord, the lessor of any superior lease or the holder of any superior mortgage or any of their respective successors in interest may request to evidence such attornment.

      24.04. If, in connection with obtaining, continuing or renewing financing for which the Real Property and/or Building and/or air rights and/or any other structure located on the Real Property, or any part thereof (or a leasehold or any interest therein) represents collateral in whole or in part, a banking, insurance or other lender shall request modifications of this Lease as a condition of such financing, Tenant will not withhold, delay or defer its consent thereto, provided that such modifications do not increase the financial obligations of Tenant hereunder or adversely affect to a material degree the leasehold interest hereby created.

      24.05. Landlord agrees to grant to a secured party of Tenant the right to reasonable access to the Demised Premises for a reasonable time and on reasonable terms and conditions in order to protect such secured party's right, so long as Tenant and Landlord's Mortgagee agree, so long as the terms of such grant of right are in a written agreement reasonably acceptable to Landlord, and further, so long as Tenant pays the reasonable cost of Landlord's counsel to review such agreement.

                               ARTICLE 25 - Broker

      25.01. Tenant represents that in the negotiation of this Lease it dealt with no broker or brokers other than Broker and that no other broker was involved or instrumental with Tenant in this transaction or brought this transaction to Tenant's attention. Based upon such representation Landlord agrees to pay to Broker a brokerage commission pursuant to a separate agreement between Landlord and Broker. Tenant hereby agrees to defend, indemnify Landlord and hold Landlord harmless from any and all loss, cost, damage, expense, including, without limitation, reasonable legal fees and disbursements liabilities and claims, successful or not, for brokerage commissions by any other broker in connection with this transaction. Landlord shall have no liability for brokerage commissions arising out of any sublease by Tenant, and Tenant hereby agrees to defend, indemnify and hold Landlord harmless from and against same. In the event any action is instituted for which Tenant is required under this Article 25 to defend Landlord, such defense shall be conducted by attorneys selected by Tenant, subject to the reasonable approval of Landlord.

             ARTICLE 26 - Re-Entry and Remedies on Tenant's Default

      26.01 If this Lease terminates for any reason whatsoever, then and in any of such events Landlord may, without notice, re-enter the Demised Premises, and dispossess Tenant and/or the legal representative of Tenant or other occupant of the Demised Premises by summary proceedings, ejectment, or otherwise, and remove their effects and hold the Demised Premises as if this Lease had not been made. Tenant shall, however, remain liable hereunder and hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end.

      26.02. In case of re-entry by Landlord, whether upon expiration of the Term or termination of this Lease, and whether by summary proceedings or otherwise, Landlord or its agents and legal representatives shall have the right, without being liable for any prosecution or damages therefor, to relet the Demised Premises as the agent of Tenant, and receive the rent therefor, upon such terms as shall be satisfactory to the Landlord, in its sole discretion, and all rights of Tenant to repossess the Demised Premises shall be forfeited. Any such reletting may be of the entire Demised Premises or any part thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or in excess of the period which would otherwise have constituted the balance of the Term and may provide for rent concessions or free rent. Such re-entry or reletting, or both, by Landlord shall not operate to release Tenant from any rent to be paid or covenant to be performed hereunder by Tenant during the Term except any rent received on such reletting shall be applied as per Section 30.01B. For the purposes of reletting, Landlord shall be authorized to make such repairs or alterations in or to the Demised Premises as Landlord shall deem necessary to place the same in good order and condition, and such alterations or decorations in or to the Demised Premises as Landlord in Landlord's judgment considers advisable or necessary. Tenant shall be liable to Landlord for the cost of such repairs, alterations and decorations, and all expenses of such reletting, including, but not limited to, legal expenses, attorney's fees and brokerage fees. Tenant shall not be entitled to any surplus accruing as a result of any such reletting.

      26.03. In the event of a breach or threatened breach by Tenant of any of the covenants or provisions hereof, Landlord shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy shall not preclude Landlord from any other remedy at law or in equity.

      26.04. Tenant on behalf of itself and of any and all persons claiming through or under Tenant (including creditors of all kinds) hereby expressly waives any and all rights to service of any notice of intention to re-enter and also waives all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the Demised Premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease, or otherwise.

      26.05. Each right and remedy of Landlord provided for in this Lease shall be cumulative and shall be in addition to every other right or remedy provided for in this Lease or now or hereafter existing at law or in equity or otherwise, and the exercise by Landlord of any one or more of the rights or remedies provided for in this Lease or now or hereafter existing at law or in equity or otherwise shall not preclude the simultaneous or later exercise by Landlord of any or all other rights or remedies.

      26.06. If Tenant shall default in the performance of any covenant, agreement, term, provision or condition herein contained, Landlord without waiving such default, may perform the same for the account and at the expense of Tenant without notice in case of emergency and in any other case upon three (3) days written notice of intention to do so. Bills for any reasonable expenses incurred by Landlord in connection with such performance by Landlord and for all costs, expenses and disbursements, including (without being limited to) reasonable counsel fees, incurred in collecting or endeavoring to collect the Base Rent or additional rent or other charge or enforcing any rights against Tenant under this Lease, whether or not any action or proceeding is instituted, shall be payable by Tenant, within three (3) days of notice to Tenant and if not paid when due, the amounts thereof shall immediately become due and payable as additional rent under this Lease together with interest thereon at the Interest Rate. Landlord reserves the right, without liability to Tenant and without constituting any claim or constructive eviction, to suspend furnishing or rendering to Tenant any property, material, labor, utility or other service, wherever Landlord is obligated to furnish or render the same at the expense of Tenant, in the event that (but only for so long as) Tenant is in arrears in paying Landlord therefor.

                               ARTICLE 27- Notices

      27.01. Any notice, statement, demand, request or other communication required or permitted pursuant to this Lease or otherwise (sometimes in this Lease collectively called "notice") shall be in writing and shall be deemed to have been properly given if addressed to the other party at the address hereinabove set forth except that notices from Tenant to Landlord shall simultaneously be sent to Managing Agent at the address hereinabove set forth and except that after the Commencement Date, Tenant's address, unless Tenant shall give notice to the contrary, shall be the Building, and sent by nationally recognized overnight courier or by registered or certified United States mail, return receipt requested, postage prepaid, or if personally delivered to such address to an officer, partner or other authorized representative. Any notice so given shall be deemed to have been given, rendered or made upon delivery, or if rejected, when delivery was attempted. Either party may, by notice as aforesaid, designate a different address or addresses for notices, statements, demands or other communications intended for it. Any notice by the attorney for a party shall be deemed a notice by such party.

                         ARTICLE 28 - Legal Requirements

      28.01. Tenant shall promptly notify Landlord of any written notice it receives of the violation of any laws, orders, ordinances, rules, regulations and requirements of any federal, state and municipal authorities with respect to or arising from (i) the occupancy, use or manner of use of the Demised Premises,
(ii) any cause or condition created by or at the instance of Tenant or any other person at the Real Property, or (iii) breach of any of Tenant's obligations hereunder.

      28.02. Tenant, its servants, employees, agents, visitors and licensees shall, at Tenant's cost, observe faithfully and comply strictly with (a) the laws, orders, rules, regulations and requirements referred to in Section 28.01, and (b) the Rules and Regulations set forth in Exhibit B attached hereto and made a part hereof, the Construction Rules and Regulations referred to in
Section 4.08 hereof and such reasonable modifications in and of any of the foregoing as Landlord shall make hereafter and provide notice of to Tenant. To the extent that there is any conflict or inconsistency between this Lease and such modified Rules and Regulations, the provisions of this Lease shall control.

      28.03. Except as aforesaid, Landlord shall, as a Cost of Operation, comply with or cause to be complied with, all laws, orders, ordinances and regulations of federal, state and municipal authorities with respect to the public portions of the Building. Landlord may contest the validity of any such law, ordinance, rule, order or regulation.

      28.04. Any failure by Landlord to enforce any rules and regulations now or hereafter in effect, either against Tenant or any other tenant in the Building, shall not constitute a breach hereunder or waiver of any such rules and regulations.

            ARTICLE 29 - Liability of Landlord and Tenant's Indemnity

      29.01. Neither Landlord nor any agent or employee of Landlord shall be liable to Tenant, its employees, agents, contractors and licensees for any injury or damage to Tenant or to any other persons or for any damage to, or loss (by theft, vandalism or otherwise) of any of Tenant's Property and/or of property of any other person, irrespective of the cause of such injury, damage or loss (unless the sole cause is by Landlord's gross negligence and such injury, damage or loss is not covered by Tenant's insurance). Landlord shall not be liable in any event for loss of, or damage to, any property entrusted to any of Landlord's employees or agents by Tenant without Landlord's specific written consent. Landlord shall not be liable for the security or physical safety of Tenant, its employees, agents, contractors, licensees or visitors, including, without limitation, during after hours use of the Demised Premises, the Building or the Land. The foregoing shall be applicable notwithstanding any determination by a court of competent jurisdiction that Landlord's failure to take or institute security measures was negligent. As a material covenant of this Lease, Tenant waives, to the fullest extent permitted by law, any and all claims for consequential damages in connection with any of the foregoing.

      29.02. Tenant shall defend, indemnity and save harmless Landlord and Others in Interest, their agents, employees, contractors, shareholders, partners, members and principals (disclosed or undisclosed) (collectively

"Indemnitees") from and against any and all liabilities, obligations, damages, costs and expenses, including reasonable attorneys' fees, and from and against any and all suits, claims, and demands of every kind and nature, by or on behalf of any person, firm, association or corporation, arising out of or based upon any of the following occurrences during the Term and any period prior to the Commencement Date that Tenant may have been given access to the Demised
Premises: (i) any accident, injury or damage, however occurring, which shall or may happen in, on or about the Demised Premises, other than to the extent resulting from Landlord's gross negligence if not covered by Tenant's insurance,
(ii) any matter or thing arising out of the condition, maintenance, repair, alteration, use, occupation or operation of the Demised Premises by, or at the instance of any of the Indemnitees (iii) any negligence or otherwise wrongful act or omission on the part of Tenant or any of its agents, contractors, subcontractors, employees, licensees or invitees, (iv) any failure on the part of Tenant to perform or comply with any term, covenant or condition of this Lease on Tenant's part to be kept, observed, performed or complied with. In case any action or proceeding is brought against any of the Indemnitees by reason of any such claim, Tenant upon written notice from Landlord shall at Tenant's expense resist or defend such action or proceeding by counsel approved by Landlord in writing, which approval Landlord shall not unreasonably withhold.

      29.03. Except as expressly otherwise provided in this Lease, Landlord shall have no liability to Tenant by reason of any inconvenience, annoyance, interruption or injury to business arising from Landlord or any tenant making any repairs or alterations or performing maintenance services, whether or not Landlord is required or permitted by this Lease or by law to make such repairs or alterations or to perform such services in or to any portion of the Real Property, Building or Demised Premises, or in or to the fixtures, equipment or appurtenances of the Building or the Demised Premises.

      29.04. Tenant shall look solely to the estate and interest of Landlord, its successors and assigns, in the Real Property and Building (or the proceeds thereof) for the collection of a judgment (or other judicial process) requiring the payment of damages or money by Landlord in the event of any default by Landlord hereunder, and no other property or assets of Landlord (or if Landlord is a partnership of any partner of Landlord) shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to either this Lease, the relationship of Landlord and Tenant hereunder or Tenant's use and occupancy of the Demised Premises.

      29.05. Notwithstanding any contrary provisions of this Lease whatsoever, including, without limitation, those pertaining to use and Permitted Use, Tenant shall not use, or permit the use of the Demised Premises or the Real Property so as to create or result in, directly or indirectly, (a) any sudden or gradual spill, leak, discharge, escape, seepage, infiltration, abandonment, dumping, disposal or storage of any hazardous or industrial waste, substance or contamination, effluent, sewage, pollution or other detrimental or deleterious material or substance (including without limitation asbestos), or the disposal, storage or abandonment on the Real Property of any material, tank or container holding or contaminated by any of the foregoing or residues thereof, or the installation of any material or product containing or composed of any of the foregoing, in, on, from under or above the Real Property (the occurrences being hereinafter collectively called "Environmental Hazard"), or (b) any violation, or state of facts or condition which would result in a violation, of any federal, state or local statute, law, code, rule, regulation or order applicable to any Environmental Hazard (the foregoing being hereinafter collectively called "Legal Violation"). In the event of the violation of the foregoing by Tenant, in addition to all other rights and remedies of Landlord under this Lease, regardless of when the existence of the Environmental Hazard or Legal Violation is determined, and whether during the Term or after the Expiration Date, Tenant shall, immediately upon notice from Landlord, at Tenant's sole cost and expense, at Landlord's option, either (i) take all action necessary to test, identify and monitor the Environmental Hazard and to remove the Environmental Hazard from the Real Property and dispose of the same and restore the Real Property to the condition existing prior to such removal, and/or to remedy any Legal Violation, all in accordance with applicable federal, state and local statutes, laws, codes, rules, regulations or orders; or (ii) reimburse Landlord for all costs and expenses incurred by Landlord for engineering or environmental consultant or laboratory services) in testing, investigating, identifying and monitoring the Environmental Hazard and in removing and disposing of the Environmental Hazard and in restoring the Land, and/or in remedying any Legal Violation, and Tenant shall, with legal counsel acceptable to Landlord, defend, indemnify and save harmless Landlord and Others in Interest against and from all liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including without limitation architects' and attorneys' fees and disbursements which may be imposed upon or incurred by or asserted against Landlord and Others in Interest, whether by any governmental authority,

Tenant or other third party, by reason of any violation or alleged violation of any of the foregoing provisions of this Section.

      29.06. All of the provisions of this Article 29 shall survive termination of this Lease.

                              ARTICLE 30 - Damages

      30.01. Tenant shall pay to Landlord as damages for the failure of Tenant to observe and perform Tenant's obligations hereunder, at the election of Landlord, either:

            A. an amount equal to the Base Rent and any additional rent (conclusively presuming the additional rent to be same as was payable for the year immediately preceding such termination) due for the period which would otherwise have constituted the balance of the Term of this Lease, or

            B. an amount equal to the Base Rent and additional rent (as above presumed) for the period which would otherwise have constituted the balance of the Term, payable quarterly, provided, however, if the Demised Premises are relet, Landlord shall credit Tenant with the net sum realized from such reletting for the period which would otherwise have constituted the balance of the Term. Any suit brought to collect the amount of deficiency for any month or months shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month or months by a similar proceeding. Nothing herein contained shall be construed to limit or preclude recovery by Landlord against Tenant of any sums or damages to which, in addition to the damages particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder or otherwise on the part of Tenant.

      30.02. Landlord shall in no event and in no way be responsible or liable for any failure to relet the Demised Premises or any part thereof or for failure to collect any rent due upon any such reletting and such failure or refusal shall not release or affect Tenant's liability for damages.

      30.03. If at any time Tenant is in default hereunder (whether or not Landlord institutes an action or summary proceeding against Tenant) or if Tenant requests Landlord to review documents or to grant its consent to making Alterations or otherwise if it is prudent for Landlord to contact counsel, architects, engineers or other consultants or representatives (sometimes collectively called "representatives"), Tenant shall reimburse Landlord for the reasonable costs so incurred by Landlord for such representatives, as additional rent.

                              ARTICLE 31 - Waivers

      31.01. The failure of Landlord to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this Lease, or any of the Rules and Regulations set forth or hereafter adopted by Landlord, shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. No provision of this Lease shall be deemed to have been waived by Landlord, unless such waiver be in writing signed by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this Lease provided. No act by Landlord or its agent shall be deemed an acceptance of a surrender of the Demised Premises and no agreement to accept such surrender unless in writing and signed by Landlord. No employee of Landlord or its agent shall have any power to accept the keys to the Demised Premises and the delivery of the keys shall not operate as a termination of this Lease or surrender of the Demised Premises.

      31.02. Tenant waives Tenant's rights, if any, to assert a counterclaim in any summary proceeding brought by Landlord against Tenant, and Tenant agrees to assert any such claim against Landlord only by way of a separate action or proceeding.

      31.03. To the extent permitted by applicable law, Landlord and Tenant hereby waive trial by jury in any action, proceeding or counterclaim brought by either against the other on any matter whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, or Tenant's use or occupancy of the Demised Premises, or any emergency or other statutory remedy with respect thereto.

                             ARTICLE 32 - Excavation

      32.01. In the event that an excavation or any construction should be authorized upon land adjacent to the Building, or in the vaults beneath the Building or in subsurface space adjacent to said vaults, Tenant shall, without liability on the part of Landlord therefor, afford to the person or persons causing or authorized to cause such excavation or other substructure work, license to enter upon the Demised Premises for the purpose of doing such work as shall reasonably be necessary to protect or preserve the Building or surrounding lands from injury or damage and to support them by proper foundations, pinning and/or underpinning, or otherwise. Said license shall be afforded by Tenant without any claim for diminution or abatement of rent on account thereof.

                       ARTICLE 33 - Successors and Assigns

      33.01. The obligations of this Lease shall bind and benefit the successors and assigns of the parties, except that no violation of the provisions of
Article 22 shall operate to vest any rights in any successor or assignee of Tenant, and that the provisions of this Article shall not be construed as modifying the conditions of limitation contained in Article 21. However, the obligations of Landlord under this Lease shall not be binding upon Landlord herein named with respect to any period subsequent to the transfer of its interest in the Building as owner or lessee thereof and in the event of such transfer said obligations shall thereafter be binding upon each transferee of the interest of Landlord herein named as such owner or lessee of the Building, but only with respect to obligations arising during the period commencing with such transfer and ending with a subsequent transfer within the meaning of this Article, and such transferee, by accepting such interest, shall be deemed to have assumed such obligations except only as may be expressly otherwise provided elsewhere in this Lease. A lease of Landlord's entire interest in the Building as owner or lessee thereof shall be deemed a transfer within the meaning of this
Section 33.01.

                           ARTICLE 34 - Miscellaneous

      34.01. This Lease with the exhibits and/or schedules annexed hereto contain the entire agreement between Landlord and Tenant and any agreement hereafter made between Landlord and Tenant shall be ineffective to change, modify, waive, release, discharge, terminate or effect an abandonment of this Lease, in whole or in part, unless such agreement is in writing and signed by the party against whom enforcement of the change, modification, waiver, release, discharge, termination or the effecting of the abandonment is sought. Tenant expressly acknowledges and agrees that Landlord has not made and is not making, and Tenant, in executing and delivering this Lease, is not relying upon, and has not been induced to enter into this Lease by, any representations, except to the extent that the same are expressly set forth in this Lease.

      34.02. This Lease and the obligations of Tenant to pay rent hereunder and perform all of the other covenants, agreements, terms, provisions and conditions hereunder on the part of Tenant to be performed shall in no wise be effected, impaired or excused because Landlord is unable to fulfill any of its obligations under this Lease or is unable to supply or is delayed in supplying any service, express or implied, to be supplied or is unable to make or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of any Events of Force Majeure; provided that Landlord shall in each instance exercise reasonable diligence to effect performance when and as soon as possible.

      34.03. If any term or provision of this Lease shall, to any extent be invalid or unenforceable, the remainder of this Lease shall not be affected thereby and the balance of the terms and provisions of this Lease shall be valid and enforceable to the fullest extent either hereunder or as permitted by law.

      34.04. Any provision of this Lease which requires a party not to unreasonably withhold its consent (a) shall be read as if the word "withhold" read "withhold, delay or defer" and (b) shall never be the basis for any award of damages (unless exercised in deliberate bad faith) or give rise to a right of setoff to the other party, but shall be the basis for a declaratory judgment or injunction with respect to the matter in question.

      34.05. Tenant agrees not to record this Lease.

      34.06. This Lease is offered to Tenant for signature with the express understanding that it shall not be binding upon Landlord unless and until Landlord shall have executed and delivered a fully executed copy to Tenant, and until the holder of any and all superior mortgages shall have approved the same if such approval is required under the terms of such mortgages.

      34.07. Notwithstanding any contrary provision of this Lease, Tenant shall not under any circumstances commence any action or proceeding or take any action based upon an alleged breach or default of this Lease by or through Landlord unless and until (a) Tenant first shall have notified Landlord thereof, specifying in detail the facts of the alleged breach or default, and (b) Landlord shall not have cured, or used due diligence to cure, said alleged breach or default within 30 days after receipt of said notice.

      34.08. In the event Tenant shall be in default in the performance of any other lease between Landlord and Tenant, such default also shall be a default under the terms of this Lease.

      34.09. Notwithstanding any cancellation or termination of this Lease, nothing herein shall be construed to release Tenant from any liability or responsibility (whether then or thereafter occurring) with respect to any acts, omissions or obligations of Tenant occurring prior to such cancellation or termination, all of which shall survive such cancellation or termination.

      34.10. This Lease is to be governed by and construed under the laws of the State of New York.

      34.11. The captions of Articles in this Lease are inserted only as a matter of convenience and for reference and they in no way define, limit or describe the scope of this Lease or the intent of any provision thereof. Any reference in this Lease to an Article or Section shall mean the Article or Section of this Lease unless otherwise specified.

                             ARTICLE 35 - Relocation

      35.01 Landlord may, at its option, elect by notice to Tenant to substitute for the Demised Premises other office space designated by Landlord in the Building (herein called the "Substitute Premises"), provided that the Substitute Premises contain approximately the same square foot area as the Demised Premises and have a configuration substantially similar to that of the Demised Premises. Landlord's notice shall be accompanied by a plan of the Substitute Premises. Tenant shall occupy the Substitute Premises promptly (and, in any event, not later than 30 days) after Landlord has substantially completed the work to be performed by Landlord in the Substitute Premises to make the same substantially comparable to the Demised Premises. Tenant shall pay the same Base Rent rate and additional rent rate under Articles 6, 7, 10 and 12, with respect to the Substitute Premises (on a per square foot basis) as was payable with respect to the Demised Premises. In the event of such substitution, this Lease (i) shall no longer apply to the Demised Premises, except with respect to- obligations which accrued on or prior to such surrender date, and (ii) shall apply to the Substitute Premises as if the Substitute Premises had been the space originally demised under this Lease, with such modifications and changes as may be necessary due to the fact that Substitute Premises, possibly in a different building, are involved and as sense otherwise shall require. Landlord shall have no liability to Tenant in the event of such substitution and relocation, but Landlord shall reimburse Tenant for any reasonable expenses incurred by Tenant for architects or engineers necessitated by reason of the substitution of the Substitute Premises for the Premises and for Tenant's reasonable expenses incurred in moving to the Substitute Premises.

                        ARTICLE 36 - Continuation of Term

      36.01 Provided that the Lease is in full force and effect, that Tenant has fully and faithfully complied with all of its obligations under this Lease beyond any applicable cure period, and that Tenant is not subleasing more than 10% of the Demised Premises and has not assigned this Lease, then Tenant (but not any subtenant or assignee) shall have the option to continue leasing for an additional period of five years commencing on the moment immediately following the Expiration Date ("Continuation Term") upon the following terms and conditions:

            A. The space to be included in the Continuation Term shall be the same space as was included under this Agreement at the moment immediately prior to the commencement of the Continuation Term.

            B. Tenant shall exercise its option to lease for the Continuation Term by notifying Landlord thereof ("Continuation Notice") not later than nine full calendar months prior to the Expiration Date.

            C. Provided that Tenant complies with the conditions in Paragraph 36.01B hereof, then the following terms ("Fair Market Rent Terms") shall be applicable to the Continuation Term:

                  (i) The Demised Premises shall be delivered to Tenant "as is", in their same condition, and none of Landlord's obligations under any provision of the Lease regarding improvement of any space shall be applicable.

                  (ii) No rent concession or abatement or credit against the cost of, or Landlord's contribution to the cost of, any improvements, work or other costs shall be applicable.

                  (iii) The same "escalators" or adjustments in rent as are provided in Articles 6, 10 and elsewhere in this Lease shall be applicable, except that the bases and base years used in connection with such adjustments shall be changed to those applicable to the calendar year 2008.

                  (iv) The After Hours Charges shall be those amounts which Landlord is then charging therefor to the most recent tenants in the Building.

                  (v) The annual Base Rent for each Rent Year during the Continuation Term shall be increased to the greater of (a) the amount determined under Paragraph 36.01D and (b) the Base Rent and additional rent during the last Rent Year of the original Term.

                  (vi) All of the other terms and conditions of the Lease, as modified by this Agreement, shall be applicable to the Continuation Term other than rent, any further right to continue, extend or renew and other than as may be reasonably necessary because a renewal term rather than an original term, and a previously occupied space rather than a new space, is involved.

            D. Following receipt by Landlord of the Continuation Notice timely given as provided in Paragraph 36.01B, unless Landlord believes the annual Base Rent for the Continuation Term is that provided in clause (b) of Section 36.01C(v), Landlord shall notify Tenant of the Base Rent which, in Landlord's reasonable opinion, represents the "Fair Market Base Rent" (without deduction for the cash value of free rent, leasehold improvements or any contribution in lieu of leasehold improvements, vacancy or any reduced brokerage payable on renewal) during the Continuation Term. "Fair Market Base Rent" shall mean the annual fair market rental value of the Demised Premises which non-equity tenants are then paying in connection with new leases for comparable spaces in buildings in the White Plains area of comparable quality, size, location, services and amenities and quality of construction as the Building on the commencement of the Continuation Term with a term equal to the Continuation Term and otherwise containing comparable provisions as the Lease. Within twenty (20) days of such notice, (a) if Tenant agrees, Tenant shall notify Landlord that Tenant so agrees that the Base Rental Rate therein provided constitutes the "Fair Market Base Rent", as hereinafter provided or (b) if Tenant disagrees, Tenant shall specify what Base Rental Rate, in Tenant's opinion, constitutes the Fair Market Base Rent ("Tenant's Base Rent Notice), or (c) if Tenant does not respond, Tenant shall be deemed to agree. In the event Tenant agrees as provided in clauses (a) or (c) above, the Base Rental Rate set forth in Landlord's said notice shall be deemed the Fair Market Base Rent. In the event Tenant disagrees as provided in clause (b) above, the following procedure shall be used in determining Fair Market Base Rent (sometimes hereinafter called "Fair Market Base Rent Procedure"):

            In the event the parties cannot agree upon the Fair Market Base Rent within 7 business days following the foregoing 20 day period, then at the request of either party to the other (called the "Initial Request"), the parties shall jointly choose an impartial real estate appraiser (who shall have had at least ten (10) years experience as an appraiser in commercial office leasing in the White Plains area), whose decision shall be final and binding. If the parties do not agree upon such a third party appraiser and notify in writing the other thereof within 7 business days of the Initial Request, then within 6 additional business days each party shall choose such a real estate appraiser (having the foregoing credentials) and notify in writing the other thereof, and the joint decision of such real estate appraisers regarding Fair Market Base Rent shall be final and binding, (or, failing such choice, or, if such choice is made, failing notice to the other within such 6 additional business day period, the decision of one such real estate appraiser timely chosen and noticed regarding Fair Market Base Rent shall be final and binding). If the two real estate appraisers timely chosen and noticed do not agree within 7 business days of the end of the 6 business day period mentioned above during which they were chosen, then they shall choose a third such real estate appraiser within 5 business days, or if they do not agree upon a third, then either party may make a request of the Chairman of the Real Estate Section of the Westchester County Bar Association of the appointment of such an appraiser, and the decision of such third real estate appraiser regarding Fair Market Base Rent shall be final and binding. To the extent that the determination of Fair Market Base Rent shall extend beyond the Expiration Date, Tenant shall continue paying on an estimated basis Base Rent and additional rent at the rate payable during the last Rent Year of the Term, and, within 10 days of the determination of Fair Market Base Rent, based upon such estimated payments made by Tenant with respect to the Continuation Term, Tenant shall pay Landlord any underpayments, and Landlord shall pay Tenant (or credit against Base Rent next becoming due under the Lease) any overpayments of Fair Market Base Rent.

            E. Within fifteen (15) days following Landlord's submission to Tenant of a Continuation Term Agreement in accordance with the terms of this
Section 36.01, Tenant shall sign and return the same to Landlord.

      IN WITNESS WHEREOF, Landlord and Tenant have respectively signed and sealed this Lease as of the day and year first above written.


ATTEST:                                       LANDLORD:

                                              SOUTH BROADWAY WP, LLC

                                              By:
-----------------------------                     -----------------------------
Witness for Landlord                          Name:
                                                    ---------------------------
                                              Its: Managing Member


                                              TENANT:

                                              (Name of Tenant)

                                              By:
-----------------------------                     -----------------------------
Witness for Tenant                                 (Signature)
                                              Its:
-----------------------------                      ----------------------------
Witness for Tenant                                 (Title)

                                              ---------------------------------
                                              Tenant's Federal I.D. No. or
                                              Social Security No.

                   UNIFORM FORM CERTIFICATE OF ACKNOWLEDGMENT

                             (within New York State)

State of New York     )
                      )ss.:
County of             )

      On the ______ day of __________ in the year _______ before me, the undersigned personally appeared ________________________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.


-----------------------------------------
Signature and Office of individual
taking acknowledgment

                   UNIFORM FORM CERTIFICATE OF ACKNOWLEDGMENT
                           (Outside of New York State)

State, District of Columbia, Territory, Possession, or Foreign Country.)

                      )ss.:
___________________   )

      On the _______ day of ____________ in the year ______ before me, the undersigned, personally appeared ______________________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument, and that such individual made such appearance before the undersigned in the __________________. (Insert the city or other political subdivision and state or country or other place the acknowledgment was taken).


-----------------------------------------
Signature and Office of individual
taking acknowledgment

                                    EXHIBIT A

          FLOOR PLAN OF DEMISED PREMISES AND TENANT'S PRELIMINARY PLANS

                                    EXHIBIT B

                              RULES AND REGULATIONS

                                   (a) GENERAL

1. The sidewalks, entrances, passages, lobbies, elevators, vestibules, stairways, corridors or halls shall not be obstructed or encumbered by Tenant or used for any purpose other than ingress and egress to and from the Demised Premises, and Tenant shall not permit any of its employees, agent or invitees to congregate in any of said areas. No doormat of any kind whatsoever shall be placed or left in any public hall or outside any entry of the Demised Premises.

2. No awnings or other projections shall be attached to the outside walls of the Building. No curtains, blinds, shades or screens shall be attached to or hung in, or used in connection with, any window or door of the Demised Premises, without the prior written consent of Landlord. Such curtains, blinds, shades or screens must be of a quality type, design and color, and attached in the manner, approved by Landlord.

3. No sign, insignia, advertisement, object, notice or other lettering shall be exhibited, inscribed, painted or affixed by Tenant on any part of the outside or inside of the Demised Premises or the Building without the prior written consent of Landlord.

      In the event of the violation of the foregoing by Tenant, at Tenant's cost and expense Landlord may remove the same without any liability. Interior signs and letters on doors and directory tablets shall, if and when approved by Landlord, be inscribed, painted or affixed at the expense of Tenant, and shall be of a size, color, and style acceptable to Landlord.

4. No showcases or other articles shall be put in front of or affixed to any part of the exterior of the Building. No showcases shall be placed in any elevator lobby or common area.

5. The janitor closets and other plumbing fixtures shall not be used for any purpose other than those for which they were designed or constructed, and no sweepings, rubbish, rags, acids or other substances shall be thrown or deposited therein. All damages resulting from any misuse of the fixtures by Tenant, its servants, employees, agents, visitors, or licensees shall be borne by Tenant.

6. Tenant shall not drill into, or in any way deface, any part of the Demised Premises or the Building. The Building slab consists of poured concrete with post tension cables. No penetrations of any kind such as boring, cutting, or stringing of wires is permitted, except with prior written consent of the Landlord and as Landlord may direct. Tenant shall not lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the Demised Premises.

7. No animals, fish or birds of any kind shall be brought into or kept in or about the Building.

8. No noise, including, but not limited to, music or the playing of musical instruments, recordings, radio or television which, in the judgment of Landlord, reasonably exercised, might disturb the use or enjoyment by any other occupant of any space in the Building. Tenant shall not throw anything out of the doors, windows or down the passageways.

9. Tenant, its servants, employees, agents, visitors or licensees, shall not at any time bring or keep upon the Demised Premises any explosive fluid, chemical or substance, or any inflammable or combustible objects or materials.

10. Additional locks, bolts, magnetic cards or other security devices (collectively "Security Devices") of any kind which shall not be operable by Landlord's Master Security Device for the Building shall not be placed upon any of the doors or windows by Tenant, nor shall any changes be made in any Security Devices which shall make them inoperable by Landlord's Master Security Device. Tenant shall, upon the termination of its tenancy, turn over to the Building Management all keys, cards or other Security Devices either furnished to, or otherwise procured by, Tenant and in the event of the loss of any Security Devices furnished by Building Management, Tenant shall pay to Building Management the cost thereof.

11. All removals, or the carrying in or out of any safes, freight, furniture, packages, boxes or crates must take place during such hours and in such elevators as Landlord may determine from time to time. Landlord reserves the right to inspect all objects and matter to be brought into the Building and to exclude from the Building all objects and matter which violate any of these Rules and Regulations or the Lease of which these Rules and Regulations are a part. Landlord may require any person leaving the Building with any package or other object or matter, to submit a pass, signed by a pre-determined authorized signature, listing such package or object or matter, from the tenant from whose premises the package or object or matter is being removed, but the establishment and enforcement of such requirement shall not impose any responsibility on Landlord for the protection of Tenant against the removal of property from the Demised Premises. Landlord shall in no way, be liable to Tenant for damages or loss arising from the admission, exclusion or ejection of any person to or from the Demised Premises or the Building under the provisions of this Rule 11 or of Rule 15 thereof.

12. Tenant shall not occupy or permit any portion of the Demised Premises to be occupied as an office for a public stenographer or public typist, for the storage or manufacture of beer, wine or liquor, or for the possession, storage, manufacture or sale of narcotics, tobacco or any controlled substance in any form or as a barber, beauty or manicure shop, or as an employment or travel bureau. Tenant shall not engage or pay any employees on the Demised Premises, except those actually working for Tenant on the Demised Premises, nor advertise for laborers giving an address at the Demised Premises. Tenant shall not use the Demised Premises or any part thereof, or permit the Demised Premises or any part thereof to be used, for manufacturing, or sale at auction of merchandise, goods or property of any kind.

13. Tenant shall not obtain, purchase or accept for use in the Demised Premises cleaning, floor polishing or other similar services from any persons not authorized by Building Management in writing to furnish such services, provided always that the charges for such services by persons authorized by Building Management are not excessive. Such services shall be furnished only at such hours, in such places, within the Demised Premises, and under a purchase order or contract for waxing, rug shampooing, venetian blind washing/cleaning, furniture polishing, removal of garbage or towel service in the Demised Premises issued by and from companies or persons approved by the Building Management.

14. Landlord shall have the right to prohibit any advertising or identifying sign by Tenant which in Landlord's judgment, reasonably exercised, tends to impair the appearance of the Building or its desirability as a building for offices, and upon written notice from Landlord, Tenant shall refrain from or discontinue such advertising or identifying sign.

15. The Building Management requires persons entering the Building before 7:00 a.m. and after 6:00 p.m. during normal business days to sign in and out of the Visitors Log book located at the Security Desk. Building Management will furnish passes to persons for whom Tenant requests same in writing. Tenant shall be responsible for all persons for whom Tenant requests such a pass and shall be liable for all acts or omissions of such persons.

16. Tenant shall, at Tenant's expense, provide artificial light and electrical energy for the employees of Landlord and/or Landlord's contractors while doing janitor service or other cleaning in the Demised Premises and while making repairs or alterations in the Demised Premises.

17. The Demised Premises shall not be used for lodging or sleeping or for any immoral or illegal purpose.

18. The requirements of Tenant will be attended to only upon application at the office of the Building. Employees of Building Management shall not perform any work or do anything outside of their regular duties, unless under special instructions from Landlord.

19. Canvassing, soliciting and peddling in the Building are prohibited, and Tenant shall cooperate to prevent the same.

20. There shall not be used in the Demised Premises, or in the public halls of the Building, either by Tenant or by jobbers or any others, in the moving or delivery or receipt of safes, freight, furniture, packages, boxes, crates, paper office material, or any other matter or thing, any hand trucks except those equipped with rubber tires, side guards and such other safeguards as Landlord shall reasonably require. No hand trucks shall be used in passenger elevators, and no such passenger elevators shall be used for moving, delivery or receipt of the aforementioned articles.

21. Tenant shall not cause or permit any odors of cooking or other processes or any unusual or objectionable odors to emanate from the premises which would annoy other occupants of the Building or create a public or private nuisance. No cooking shall be done in the Demised Premises except as is expressly permitted in the Lease.

22. There shall be no smoking of cigarettes, cigars, pipes, etc. or any illegal substances within the Building. The Building is considered to be a non-smoking Building; therefore, all those who wish to smoke shall smoke outside of the Building. There shall be no smoking in the lavatories or stairwells. New York State Law permits companies to designate a certain enclosed area within their premises as a smoking area as well as individual offices the doors of which can be closed to those around them.

23. Landlord reserves the right to rescind, alter or waive any rule or regulation at any time prescribed for the Building when, in its judgment, it deems it necessary or desirable for the safety, care and appearance of the Building, or the preservation of good order therein, or the operation or maintenance of the Building or the equipment thereof, or the comfort of tenants or others in the Building. No recision, alteration or waiver of any rule or regulation in favor of any one occupant shall operate as a recision, alteration or waiver in favor of Tenant or any other occupant.

                     (b) INSTRUCTIONS TO MOVING CONTRACTORS

1.    The direction of the Building Management will be followed at all times.

2. No furniture and/or materials will be moved in or out of the Building from 8:00 am to 6:00 pm, Monday through Friday, unless approved by the Landlord.

3. The moving contractor must submit, not later than two weeks prior to the move, a written schedule which indicates the date and time the move will commence and also the time for the completion of the move.

4. All routes over finished floors will be protected with a minimum 3/8" plywood/masonite runway, which is to be picked up at the close of each work day.

5. Appropriate warning signs are to be posted in all public corridors and lobbies used.

6. Temporary staging of furniture and equipment in public areas is not permitted.

7. All area traveled are to be broom cleaned at the close of each day. Elevators are to be swept and debris carried from the car, NOT across the door opening.

8. Workmen should use the toilet facilities provided by the general contractor.

9. The load limit of 3,500 pounds in the passenger elevator is NOT to be exceeded. Only the elevator designated by Building Management for use by Tenant's contractors shall be so employed.

10.   No more than two trailers will be allowed at the loading dock.

11. Only rubber wheeled dollies and carts, in good operating condition, may be used. Excess oil and grease must be removed from wheels to prevent staining flooring.

12. Reasonable care must be taken at all times to avoid any personal injury or property damage.

13. All packing and crating materials must be removed at the end of each day, and not be left to accumulate overnight (fire hazard).

14. The moving contractor must utilize labor that will work in harmony with other labor in the Building.

The following must be listed on the Certificate of Insurance (Comprehensive Public Liability) as Additional Insured:

      ______________________ Acting Agent for

Under the Types of Insurance and Comprehensive Public Liability, the listed requirements are as follows:

      Property Damage Coverage
      Bodily Injury of Death: (One Person/More than One)
      Commercial General Liability and Automobile Liability (Minimum of $5,000,000.00)
      Automobile Liability
      Excess Liability (Umbrella Form $10,000,000.00)
      Workmen's Compensation Liability (Statutory Limit)

15. Tenant shall be liable for any damage to the Building or property of others therein, or any injury to any person caused by Tenant or its moving contractor(s), their agents or employees, in the course of bringing Tenant's property into the Demised Premises or the construction or placement of any improvement or installation therein.

                               (c) TENANT SECURITY

      In order to provide a secure, safe working environment for our tenants, as well as all visitors, the following procedures have been established:

1. All tenant employees should have a picture identification card. (ID pictures are normally taken twice a year)

2.    All tenants are to park in their assigned tenant spaces only.

3. All tenants must sign in and out of the Building after and before normal business hours, all day Saturday, Sunday and holidays. The visitor log book is located at the Security console desk in the main lobby.

4.    All desks should be locked. No valuables should be left in offices.

5. All tenants, their visitors and service/repair personnel are restricted to the tenant floor.

6. A list of Tenant's personnel authorized to sign for property leaving the Demised Premises is to be provided to the Management Office. Equipment being removed from the Building shall be accompanied by a letter with one of the authorized signatures stating the approval.

7. All visitors must park in designated areas. All visitors must sign in and out of the Building at all times. No visitor is permitted to enter the Demised Premises after normal business hours unless accompanied by an authorized tenant.

8. Service and repair personnel must also register at the Security desk or in the Freight elevator with the security guard.

9. A lost and found service is provided at Security console and the Management Office.

10. The Building is equipped with an Emergency Public Address System. Fire Emergency Wardens are to be provided by the Tenant as part of the Building fire safety program. Detailed briefing will be accomplished by Building Management and Building Security. The security console will respond to all emergencies.

11. In order to limit traffic in the Building, the main floor security console will accept small parcels and messages for tenants and call the tenant to pick up at the Security desk during regular business hours unless Management Office is notified of special delivery or pick up. All large shipments are received at the loading dock.

                                 LEASE AGREEMENT

                                 By and Between

                        SOUTH BROADWAY WP, LLC, Landlord

                                       and

                      NEW ROCHELLE TELEPHONE CORP., Tenant

                                       at

                           Building: 75 South Broadway
                                     White Plains, New York

Date: August __, 2003

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1......................................................................1

   DEFINITIONS AND CERTAIN PROVISIONS..........................................1

ARTICLE 2......................................................................3

   DEMISE AND DEMISED PREMISES.................................................3

ARTICLE 3......................................................................4

   RENT........................................................................4

ARTICLE 4......................................................................4

   PREPARING THE DEMISED PREMISES..............................................4

ARTICLE 5......................................................................6

   COMMENCEMENT DATE AND READY FOR OCCUPANCY...................................6

ARTICLE 6......................................................................7

   COSTS OF OPERATION..........................................................7

ARTICLE 7......................................................................9

   HEAT, VENTILATING AND AIR CONDITIONING......................................9

ARTICLE 8.....................................................................10

   USE........................................................................10

ARTICLE 9.....................................................................10

   ENTRY, RIGHT TO CHANGE PUBLIC PORTIONS.....................................10
   OF THE BUILDING, ETC.......................................................10

ARTICLE 10....................................................................11

   ADJUSTMENTS OF RENT FOR CHANGES IN.........................................11
   REAL ESTATE TAXES..........................................................11

ARTICLE 11....................................................................12

   LANDLORD'S SERVICES........................................................12

ARTICLE 12....................................................................14

   ELECTRIC SERVICE...........................................................14

ARTICLE 13....................................................................15

CONDEMNATION..................................................................15

ARTICLE 14....................................................................16

   REPAIRS....................................................................16

ARTICLE 15....................................................................17

   DAMAGE BY FIRE OR OTHER CAUSE..............................................17

ARTICLE 16....................................................................18

   INSURANCE..................................................................18

ARTICLE 17....................................................................19

   ALTERATIONS................................................................19

ARTICLE 18....................................................................21

   TENANT'S PROPERTY..........................................................21

ARTICLE 19....................................................................21

   SURRENDER..................................................................21

ARTICLE 20....................................................................22

   ESTOPPEL CERTIFICATE.......................................................22

ARTICLE 21....................................................................22

   DEFAULTS AND TERMINATION...................................................22

ARTICLE 22....................................................................23

   ASSIGNMENT, SUBLETTING, MORTGAGING.........................................23

ARTICLE 23....................................................................25

   SECURITY DEPOSIT...........................................................25

ARTICLE 24....................................................................26

   SUBORDINATION AND ATTORNMENT...............................................26

ARTICLE 25....................................................................27

   BROKER.....................................................................27

ARTICLE 26....................................................................27

   RE-ENTRY AND REMEDIES ON TENANT'S DEFAULT..................................27

ARTICLE 27....................................................................28

   NOTICES....................................................................28

ARTICLE 28....................................................................28

   LEGAL REQUIREMENTS.........................................................28

ARTICLE 29....................................................................29

   LIABILITY OF LANDLORD AND TENANT'S INDEMNITY...............................29

ARTICLE 30....................................................................30

   DAMAGES....................................................................30

ARTICLE 31....................................................................31

   WAIVERS....................................................................31

ARTICLE 32....................................................................31

   EXCAVATION.................................................................31

ARTICLE 33....................................................................31

   SUCCESSORS AND ASSIGNS.....................................................31

ARTICLE 34....................................................................32

   MISCELLANEOUS..............................................................32

ARTICLE 35....................................................................33

   RELOCATION.................................................................33

EXHIBIT A......................................................................1

FLOOR PLAN OF DEMISED PREMISES AND TENANT'S PRELIMINARY PLANS..................1

EXHIBIT B......................................................................1

   RULES AND REGULATIONS.......................................................1

                                      INDEX

                                        A
Adjustments of Rent for Changes in:Real Estate Taxes..........................13
After Hours HVAC Charges.......................................................1
Air Conditioning..............................................................11
Alterations...................................................................23
Assignment....................................................................27
Attornment....................................................................29

                                        B
Base Operating Year............................................................1
Base Rent......................................................................1
Base Tax Year..................................................................1
Broker.....................................................................1, 31
Building.......................................................................1
Building Standard..............................................................1

                                        C
Commencement Date...........................................................1, 8
Condemnation..................................................................18
Costs of Operation.............................................................9

                                        D
Damage by Fire or Other Cause.................................................20
Damages.......................................................................35
Defaults......................................................................26
Definitions....................................................................1
Demised Premises............................................................2, 4
Designated Parking Spaces......................................................2

                                        E
Electric Energy Charge.........................................................2
Electric Service..............................................................17
Entry.........................................................................12
Estoppel Certificate..........................................................25
Events of Force Majeure........................................................2
Excavation....................................................................36
Expiration Date................................................................2

                                        G
Guarantor......................................................................2

                                        H
Heat..........................................................................11

                                        I
Insurance.....................................................................21
Interest Rate..................................................................2

                                        L
Landlord and Others in Interest................................................2
Landlord's Contribution........................................................2
Landlord's Services...........................................................15
Leased Floor Space.............................................................2
Legal Requirements............................................................33
Liability of Landlord.........................................................33

                                        M
Managing Agent.................................................................2
Miscellaneous.................................................................37
Mortgaging....................................................................27

                                        N
Notices.......................................................................32

                                        P
Permitted Use..................................................................2
Preparing the Demised Premises.................................................5
Prepayment.....................................................................2

                                        R
Ready for Occupancy............................................................8
Real Property..................................................................2
Re-Entry and Remedies on Tenant's Default.....................................31
Relocation....................................................................39
Rent........................................................................2, 4
Rent Year......................................................................3
Repairs.......................................................................19
Right to Change Public Portions:of the Building, etc..........................12

                                        S
Security Deposit...........................................................3, 29
Standard Business Hours........................................................3
Subletting....................................................................27
Subordination.................................................................29
Successors and Assigns........................................................37
Surrender.....................................................................25

                                        T
Tenant.........................................................................3
Tenant's Indemnity............................................................33
Tenant's Plans.................................................................3
Tenant's Property..........................................................3, 25
Tenant's Proportionate Share...................................................3
Tenant's Work..................................................................3
Term...........................................................................3
Termination...................................................................26
   3

                                        U
Use...........................................................................12

                                        V
Ventilating...................................................................11

                                        W
Waivers.......................................................................36