Form 10QSB
period 2004-02-29
ELEC COMMUNICATIONS CORP
filed 2004-04-08
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2004.
                               -----------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               --------------------     -----------------------.



                          Commission file number 0-4465
                                                -------

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         New York                                               13-2511270
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)


75 South Broadway, Suite 302, White Plains, New York                    10601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Issuer's Telephone Number, Including Area Code                914-682-0214
                                                              ------------

--------------------------------------------------------------------------------


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,259,782 shares of Common
                                                     ---------------------------
Stock, par value $.10 per share, as of April 1 2004.
----------------------------------------------------


                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
------  --------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                      Feb. 29, 2004
                                                                      -------------
                                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                            $    608,710
  Accounts receivable, net                                                  779,663
  Tax refund receivable                                                     141,617
  Prepaid expenses and other current assets                                 162,140
  Due from related party                                                     84,223
                                                                       ------------
Total current assets                                                      1,776,353

Property, plant and equipment, net                                           21,533

Other assets                                                                 48,000
                                                                       ------------
Total assets                                                           $  1,845,886
                                                                       ============

Liabilities and stockholders' equity deficiency
Current liabilities:
  Short-term borrowings                                                $    150,000
  Current maturities of long-term debt and capital lease obligations         37,629
  Accounts payable and accrued expenses                                   3,062,834
  Due to related parties                                                    259,317
  Deferred revenue                                                          144,407
                                                                       ------------
Total current liabilities                                                 3,654,187
                                                                       ------------


Stockholders' equity deficiency:
  Common stock $.10 par value, 50,000,000 shares authorized,
    16,265,282 shares issued                                              1,626,528
  Capital in excess of par value                                         25,636,884
  Deficit                                                               (29,057,963)
  Treasury stock at cost, 5,500 shares                                      (13,750)
                                                                       ------------
    Total stockholders' equity deficiency                                (1,808,301)
                                                                       ------------
Total liabilities and stockholders' equity deficiency                  $  1,845,886
                                                                       ============


See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)


                                                               For the Three Months Ended
                                                              Feb. 29, 2004  Feb. 28, 2003
                                                              -------------  -------------


Revenues                                                      $  1,873,992    $  1,347,029
                                                              ------------    ------------

Costs and expenses:
  Costs of services                                                880,075         757,695
  Selling, general and administrative                            1,056,712       1,533,415
  Depreciation and amortization                                      3,858          30,816
                                                              ------------    ------------
               Total costs and expenses                          1,940,645       2,321,926
                                                              ------------    ------------

Loss from operations                                               (66,653)       (974,897)
                                                              ------------    ------------

Other income (expense):
Interest expense                                                    (2,762)        (35,087)
Interest and other income                                           29,081          85,058
Gain on debt modification                                           51,474            --
Gain on sale of assets                                                --         1,596,889
Gain on sale of investment securities and other investments           --            33,836
                                                              ------------    ------------
                                                                    77,793       1,680,696
                                                              ------------    ------------

Net income before income tax benefit                                11,140         705,799

Income tax benefit                                                  45,000            --
                                                              ------------    ------------

Net income                                                          56,140         705,799

Other comprehensive loss - unrealized
loss on marketable securities                                         --           (23,430)
                                                              ------------    ------------

Comprehensive income                                          $     56,140    $    682,369
                                                              ============    ============

Basic and diluted earnings per share                          $       0.00    $       0.05
                                                              ============    ============

Weighted average number of common shares outstanding
    Basic                                                       16,257,667      15,608,282
                                                              ============    ============
    Diluted                                                     16,568,565      15,626,377
                                                              ============    ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          For the Three Months Ended
                                                                        Feb. 29,  2004    Feb. 28, 2003

Net cash used in operating activities:                                    ($ 58,581)         ($515,369)
                                                                          ----------         ----------

Cash flows from investing activities:
   Proceeds from sale of investment securities and other investments              -            100,000
   Proceeds from note                                                             -              4,549
                                                                           --------           --------
 Net cash privided by investing activities                                        -            114,549
                                                                           --------           --------
 Cash flows from financing activities:
    Repayment of long-term debt                                              (1,731)           (27,389)
                                                                           ---------          ---------
    Net cash used in financing activities                                    (1,731)           (27,389)
                                                                           ---------          ---------

 Decrease in cash and cash equivalents                                     (60,312)          (428,209)
 Cash and cash equivalents at beginning of period                          669,022            938,528
                                                                           --------           --------
 Cash and cash equivalents at the end of period                            $608,710           $510,319
                                                                           ========           ========





See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2003.

Note 2-Principal Financing Arrangements
---------------------------------------

Short-term borrowings consist of an unsecured line of credit of $150,000, owed by our wholly owned subsidiary, Telecarrier Services Inc. ("Telecarrier"), from a finance company, which is due on demand with interest payable monthly at the prime lending rate plus 2% (6.0% at February 29, 2004). Repayment of this line of credit is currently stayed as a result of the bankruptcy proceedings of Telecarrier (See Note 6).

Note 3-Major Customer
---------------------

During the three months ended February 29, 2004 and February 28, 2003, no one customer accounted for more than 10% of revenue.

Note 4-Income Taxes
-------------------

At November 30, 2003, we had net operating loss carryforwards for Federal income tax purposes of approximately $19,000,000 expiring in the years 2004 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

Note 5- Earnings (Loss) Per Common Share
----------------------------------------

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued unless such inclusion reduced the loss per share. A reconciliation of the shares used in the computation of our basic and diluted earnings per common share is as follows:



                                                            Three Months Ended
                                                           2/29/04      2/28/03
                                                           -------      -------

Weighted average common shares outstanding               16,257,667   15,608,282
Dilutive effect of securities                               310,898       18,095
                                                         ----------   ----------
                                                         16,568,565   15,626,377
                                                         ==========   ==========

For the three months ended February 29, 2004 and February 28, 2003, the computation of diluted earnings per share excluded the effect of the assumed exercise of approximately 1,500,000 and 1,770,000 outstanding stock options and warrants that were outstanding because the effect would be anti-dilutive.

Note 6-Subsidiary's Petition for Relief Under Chapter 11
--------------------------------------------------------

On July 29, 2002 (the "Petition Date"), Telecarrier, which had licenses to resell local and long distance telephone service in four states, filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims (liabilities subject to compromise) against Telecarrier in existence prior to the filing of the petition for relief under the Federal Bankruptcy Code, are stayed while Telecarrier continues business operations as a debtor-in-possession. Telecarrier has filed a plan of reorganization pursuant to which the capital stock of a reorganized Telecarrier would be sold either to us or to an unrelated third party, and the proceeds from the sale of the stock of the reorganized entity would be used to make distributions to creditors of Telecarrier. While we are unable to predict whether the plan of reorganization will be consummated, we expect to retain control of Telecarrier following its expected emergence from bankruptcy in fiscal 2004. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date, resulting from rejection of executory contracts, including leases, and from the determination of the Court (or agreement of parties-in-interest) of allowed claims for contingencies and other disputed amounts.

For the  three-months  ended February 29, 2004,  Telecarrier  reported a gain of
approximately   $51,000  as  a  result  of  a   court-stipulated   reduction  in
post-petition liabilities.

As of February 29, 2004, Telecarrier had total assets of approximately $469,000 and total liabilities of approximately $1,358,000, of which approximately $872,000 represented pre-petition liabilities and approximately $486,000 represented post-petition liabilities. Pre-petition liabilities subject to compromise are reflected below:

Line of credit                                               $150,000
Trade payables and due to related parties                     619,000
Other accrued expenses                                        103,000

Note 7-Risks and Uncertainties
------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are other suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory agreements that govern the rates we are to be charged. In light of the foregoing, it is possible that the loss of one or more of our relationships with the RBOCs or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on our ability to conduct our telecommunications business.

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

Note 8-Asset Sale
-----------------

On September 3, 2002, we entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets (amounting to $1,102,103 at November 30, 2002) of our formerly wholly-owned subsidiary, Essex Communications Inc. ("Essex"), for five dollars plus the assumption of certain liabilities of Essex (amounting to $10,081,382 at November 30, 2002), including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC entered into an agreement with Verizon that provided a payment schedule for the liabilities assumed from Essex and Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule. EAC also paid us $270,000 to reimburse us for amounts paid by us to Essex's former lender, Textron Financial, formerly know as RFC Capital Corporation. The sale to EAC closed on December 31, 2002. As the creditors of Essex did not consent to the assignment of their claims, Essex had remained liable for substantially all the obligations assumed in the sale until such time as they were paid. The June 30, 2002 unaudited financial statements of Biz indicated that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz (dated 2002) expressed significant doubt about Biz's ability to continue as a going concern. These factors indicated there was significant uncertainty as to the ability of Biz and its subsidiaries' to repay the obligations described above. Accordingly, we did not record any gain until Essex was released from the assumed obligations. During the period December 1, 2002 through February 28, 2003, EAC had settled liabilities of approximately $1,597,000 and accordingly, gain was recorded during such period for such amount.

On September 11, 2003, we sold all the outstanding capital stock of Essex to Glad Holdings, LLC, a New Jersey limited liability company owned by a former shareholder ("Glad Holdings"), for an aggregate purchase price of $100 and a general release from Glad Holdings with respect to any and all matters arising prior to September 11, 2003. Based on all available information and consultation with counsel, we concluded that it was unlikely that any creditor of Essex would be able to hold us responsible for any debts or liabilities of Essex. As a result, we believe we have been released of all the liabilities related to Essex, which amounted to approximately $7,314,000 on such date, and accordingly, recorded such amount as gain in the fourth quarter of fiscal 2003.

The following unaudited pro forma summary presents consolidated financial information of our operations for the three-month periods ended February 29, 2004 and February 28, 2003, as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                      For the Three Months Ended
                                                        2/29/04         2/28/03

Revenues                                              $1,873,992     $  453,833
                                                      ----------     ----------

Net income (loss)                                     $   56,140     ($ 597,292)
                                                      ----------     ----------

Basic and diluted income (loss) per share             $     0.00     ($    0.04)
                                                      ----------     ----------

Note 9- Stock-Based Compensation Plans
--------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the three months ended February 29, 2004 and February 28, 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the option was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrates the affect on net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

                                                      For the Three Months Ended
                                                        2/29/04        2/28/03
                                                        -------        -------
Net income, as reported                               $   56,140    $   705,799
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                                          (58,986)       (77,547)
                                                      ----------    -----------
Pro forma net income (loss)                           ($   2,846)   $   628,252
                                                      ----------    -----------
Earnings (loss) per share
  Basic, as reported                                  $      .00    $       .05
  Basic, pro forma                                    $      .00    $       .04

  Diluted, as reported                                $      .00    $       .05
  Diluted, pro forma                                  $      .00    $       .04

Note 10 Related Party Transactions
----------------------------------

Telecarrier had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provided Telecarrier with collection, sales and other services. As a result of a court-stipulated agreement between Telecarrier and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000 and such reduction was reported as a gain for the three-month period ended February 29, 2004. As of February 29, 2004, $259,317 was owed to Telco. The President of Telco is also the President of Glad Holdings (See Note 8).

During the three months ended February 29, 2004 and February 28, 2003, we billed Cordia Corporation ("Cordia"), a related party, $135,322 and $144,397, respectively, for rent, telemarketing services, telecommunications services, commissions, and other costs and Cordia billed us $51,099 and $109,908, respectively, for telecommunications services and other costs. As of February 29, 2004, Cordia owed us $84,223.

Item 2. Management's Analysis and Discussion of Financial Condition and Results
------- ------------------------------------------------------------------------
 of Operations
 -------------

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

Overview

eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans. In the states in which we operate, we compete with the incumbent local carrier and a variety of other competitive carriers, including companies that were originally long distance service providers or data service providers. We find that approximately 90% of the local telephone lines in the states in which we are operating are served by Verizon, AT&T Corp. ("AT&T") or WorldCom Inc., which operates under the brand name of MCI ("MCI"). Our strategy is to offer the same telephone products and services offered by Verizon, AT&T and MCI at discounts of 10% to 25%
off their rates. We also strive to provide friendly and helpful customer service that exceeds the service provided by these large competitors.

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

When we lease lines from an ILEC, we use the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so that we can provide local dial tone service to our customers. We can provide virtually all of the same additional voice services provided by any ILEC, such as three-way calling, call waiting, call forwarding and caller ID. We sell our services at a fee that is at least 10% and as much as 25% less than the rate charged by the ILEC. We also offer a bundled package of local and regional calling minutes with popular voice service features.

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

Regulatory Developments

Our ability to continue achieving our current level of gross margins is dependent upon the pricing structure of the network elements that we obtain from the ILECs. The requirement that the ILECs provide us with unbundled network elements at the current rates is the subject of regulatory and judicial actions that may affect their availability and pricing. Because of a legal challenge from the ILECs, on March 2, 2004 the U.S. Court of Appeals for the District of Columbia released a decision that reversed, vacated and remanded the FCC's
Triennial Review Order that is the basis for current pricing and unbundled network elements availability, and is critical to our business. The FCC, state public service commissions, or individual CLECs could appeal this decision and ask the Supreme Court to rule on the case.

On March 31, 2004, the FCC sent a letter to telecom companies urging negotiation rather than litigation of the issues raised by the FCC's Triennial Review Order. The letter states that the FCC is seeking a 45-day extension of the stay that the U.S. Court of Appeals imposed on its decision that overturned parts of the Triennial Review Order. The FCC letter asked telecom companies to indicate by April 6, 2004 whether they will participate in negotiations. We have responded to the FCC in writing by indicating that we will attempt to negotiate commercial agreements with the ILECs. Several of the ILECs have expressed a willingness to negotiate. Although we and other CLECs are willing to negotiate our own agreements, the possibility of appeal to the Supreme Court has been preserved.

Plan of Operation

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

While many carriers are providing VoIP for international calls and long distance calls, we believe very few carriers have implemented VoIP for local telephone service. We believe the most important trend in the industry will be the replacement of traditional circuit-switched voice technology with packet-based networks. Packet switching has tremendous advantages over circuit switching. Packets can be transmitted over copper wire or over wireless facilities, packet-
switched equipment is substantially less expensive than circuit-switched equipment and the price of packet-switched equipment is continually dropping, even as it becomes technologically more sophisticated. We plan to move toward this technology over the next six to 12 months, as this technology also allows us to bypass the ILECs when we provide local telephone service to our customers. Additionally, VoIP allows for added and integrated new service offerings, such as integrated messaging, bandwidth on demand and voice emails. While we will continue to seek and evaluate new technologies, our focus will continue to be on building our customer base, and not in developing new technology. We plan to continue our efforts on improving customer service and in maintaining efficient systems that allow us to sell, provision, bill and collect, as our first priority is to develop and maintain a stable core UNE-P business that generates positive cash flow from operations. As we move towards a VoIP product, we anticipate that we will partner with a carrier's carrier or with another CLEC in order to provide VoIP local service to our customers. We do not plan to have substantial equipment purchases, although we may consider sharing a switch with another service provider.

Three Months Ended February 29, 2004 vs. Three Months Ended February 28, 2003
-----------------------------------------------------------------------------

Our revenue for the three-month period ended February 29, 2004 increased by approximately $527,000, or approximately 39.1%, to approximately $1,874,000 as compared to approximately $1,347,000 reported for the three-month period ended February 28, 2003. Included in our revenue for the three-month period ended February 28, 2003 were approximately $412,000 in sales reported by NRTC and Telecarrier and approximately $893,000 in sales reported by our formerly wholly-owned subsidiary, Essex (See Note 8). Revenue reported by NRTC and Telecarrier for the three-month period ended February 29, 2004 increased by approximately $1,462,000, or approximately 354.9%, over the year-ago period. We anticipate revenues for NRTC and Telecarrier to continue to increase in the second quarter of fiscal 2004, as we work to add new customers. Our line count and customer base has continued to grow in the second quarter of 2004 but additional growth will be directly related to the cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the three-month period ended February 29, 2004 increased by approximately $405,000 to approximately $994,000 from approximately $589,000 reported in the three-month period ended February 28, 2003, and our gross profit percentage increased to 53.0% from 43.8% reported in the prior fiscal period. The increase in our gross profit and gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of over 40%. The increase in gross profit and gross profit percentage was attributable to lower buying prices from ILECs in the states in which we operated during the first fiscal quarter of 2004, compared to the states in which we were operating during the first fiscal quarter of 2003. NRTC and Telecarrier are operating in states in which we can purchase unbundled network elements at prices that are significantly lower than the prices charged in some of the states in which our formerly wholly-owned subsidiary, Essex, was operating. Our selling strategy in fiscal 2004 is to continue to penetrate states that offer the opportunity to achieve higher margins.

Selling, general and administrative expenses ("SG&A") decreased by approximately $476,000, or approximately 31.1%, to approximately $1,057,000 for the three-month period ended February 29, 2004 from approximately $1,533,000 reported in prior year fiscal period. Approximately $645,000 of this decrease in expense was directly related to the sale of our Essex operations and approximately $32,000 was related to lower occupancy costs as a result of the sale of our headquarters building in the fourth quarter of fiscal 2003. These expense reductions were partially offset by an increase of approximately $31,000 in new line acquisition costs and approximately $85,000 in legal fees related to bankruptcy proceedings for Telecarrier. Currently, our SG&A costs are approximately $350,000 per month, approximately $90,000 of which represents new line acquisition costs.

Depreciation expense decreased by approximately $27,000, to approximately $4,000 for the three months ended February 29, 2004 as compared to approximately $31,000 for the three months ended February 28, 2003. The decline in depreciation is primarily attributable the sale of our headquarters building in the fourth quarter of fiscal 2003 and to the sale of certain assets to EAC on December 31, 2002.

Interest expense decreased by approximately $32,000, to approximately $3,000 for the three months ended February 29, 2004 as compared to approximately $35,000 for the three months ended February 28, 2003. The decrease in interest expense was partially attributable to the repayment of a mortgage note in conjunction with the sale of our headquarters building in the fourth quarter of fiscal 2003.

Interest and other income decreased by approximately $56,000, to approximately $29,000 for the three months ended February 29, 2004 as compared to approximately $85,000 for the three months ended February 28, 2003. The decrease resulted primarily from a reduction in commission and rental income.

For the three-months ended February 29, 2004, Telecarrier reported a gain of approximately $51,000 as a result of a court-stipulated reduction in post-petition liabilities (See Note 6). No such gain was reported for the three-month period ended February 28, 2003.

Gain on the sale of assets for the three months ended February 28, 2003 was approximately $1,597,000 (See Note 8). We had no such sale for the three-month period ended February 29, 2004.

Gain on the sale of investment securities and other investments for the three-month period ended February 28, 2003 was approximately $34,000, which resulted from the sale of Cordia shares. No such shares were sold in the three-month period ended February 29, 2004.

For the three-month period ended February 29, 2004, we recorded a tax benefit of $45,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded for the three-month period ended February 28, 2003.

Liquidity and Capital Resources
-------------------------------

At February 29, 2004, we had cash and cash equivalents of approximately $609,000 and negative working capital of approximately $1,878,000. Our cash balances at February 29, 2004 included approximately $160,000 that was in the Telecarrier bankruptcy estate. This cash was only available for the operations of Telecarrier.

Net cash used in operating activities aggregated approximately $59,000 and $515,000 in the three-month periods ended February 29, 2004 and February 28, 2003, respectively. The principal use of cash in fiscal 2004 was the net change in operating assets and liabilities, which was partially offset by the income for the period of approximately $56,000. The principal use of cash in fiscal 2003 was the loss for the period of approximately $1,165,000, which was offset by the increase in accounts payable, principally through the delaying of payments to vendors, and the reduction in accounts receivable of approximately $899,000 and $264,000, respectively.

There were no investing activities in the three-month period ended February 29, 2004. Net cash provided by investing activities aggregated approximately
$115,000 for the three-month period ended February 28, 2003. The principal source of cash in fiscal 2003 was the proceeds from the sale of investment securities and other investments of approximately $100,000 and the proceeds of a note of approximately $15,000.

Net cash used in financing activities aggregated approximately $2,000 and $27,000 in the three-month periods ended February 29, 2004 and February 28, 2003, respectively. In fiscal 2004 and 2003, net cash used in financing activities resulted from the repayment of debt.

For the three-month period ended February 29, 2004, there were no capital expenditures. We do not expect to make any significant capital expenditures over the next 12 months.

We have stock purchase warrants that entitle us to purchase approximately 95,000 shares of Talk America Holdings Inc. ("Talk"). The warrant exercise price is $6.30 per share and, at March 29, 2004, our warrants were in-the-money, as Talk common stock was trading at approximately $8.56 per share at such date. We have been in discussions with Talk management regarding our intention to exercise the warrants during fiscal 2004, as we plan to use the proceeds of the warrants to generate additional cash for line acquisition costs.

The report of the independent auditors on our 2003 financial statements indicates there is substantial doubt about our ability to continue as a going concern. The auditors noted a deficit in working capital and continuing losses from operations. We are continuously working to improve our financial condition and we are now operating our business with fixed costs that are substantially lower than our fixed overhead during the previous three years. To maintain our revenues at the current level, and to further improve our balance sheet, we anticipate being able to purchase the outstanding capital stock of our wholly owned subsidiary, Telecarrier, in a transaction that will allow Telecarrier to emerge from a Chapter 11 bankruptcy. We were the high bidder for the capital stock of Telecarrier when the bidding period ended on March 29, 2004. We anticipate the bankruptcy court will approve our purchase of the reorganized business for a total amount of $325,000. This purchase and reorganization is projected to eliminate approximately $872,000 in pre-petition liabilities that are carried on our consolidated balance sheet. If we are successful in maintaining ownership of a reorganized Telecarrier, we anticipate we will be able to achieve profitable operations and will be able to further pursue implementation of VoIP technology to establish an additional network on which to carry the voice traffic of our customers. The failure to retain our Telecarrier subsidiary and to settle past due amounts within our financial means will have an adverse effect on our ability to carry out our business plan. The inability to carry out this plan may result in unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern.

Item 3. Controls and Procedures
------  -----------------------

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

     Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

Item 1.        Legal Proceedings
-------        -----------------

               None

Item 2.        Changes in Securities and Purchases of Equity Securities
-------        --------------------------------------------------------

               None

Item 3.        Defaults Upon Senior Securities
-------        -------------------------------

               None

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               None

Item 5.        Other Information
-------        -----------------

               None

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)  Exhibits.

                    31.1 Certification of our Chief Executive  Officer and Chief
                         Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

                    32.1 Certification of our Chief Executive  Officer and Chief
                         Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

               (b)  Reports on Form 8-K None

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  eLEC Communications Corp.



        April 7, 2004                             By:    /s/ Paul H. Riss
---------------------                                    -----------------------
Date                                                    Paul H. Riss
                                                        Chief Executive Officer
                                                        (Principal Financial and
                                                         Accounting Officer)