Form 10QSB
period 2004-05-31
ELEC COMMUNICATIONS CORP
filed 2004-07-09
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2004.

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

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

Issuer's Telephone Number, Including Area Code: 914-682-0214

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,259,782 shares of Common Stock, par value $.10 per share, as of June 30, 2004.

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                           May 31, 2004
                                                                           ------------
                                                                            (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                 $    206,695
 Restricted cash                                                                258,924
 Accounts receivable, net                                                       647,645
 Tax refund receivable                                                          145,000
 Prepaid expenses and other current assets                                      171,476
                                                                           ------------
 Total current assets                                                         1,429,740

Property, plant and equipment, net                                               20,899

Other assets                                                                     68,000
                                                                           ------------
Total assets                                                               $  1,518,639
                                                                           ============
Liabilities and stockholders' equity deficiency
Current liabilities:
  Current maturities of capital lease obligations                          $     34,938
  Accounts payable and accrued expenses                                       2,071,694
  Due to bankruptcy creditors                                                   258,924
  Due to related parties                                                          7,556
  Deferred revenue                                                              147,660
                                                                           ------------
Total current liabilities                                                     2,520,772
                                                                           ------------

Stockholders' equity deficiency:
  Common stock $.10 par value, 50,000,000 shares authorized,
     16,265,282 shares issued                                                 1,626,528
  Capital in excess of par value                                             25,636,884
  Deficit                                                                   (28,249,499)
  Treasury stock at cost, 5,500 shares                                          (13,750)
  Accumulated other comprehensive loss, unrealized loss on securities            (2,296)
                                                                           ------------
     Total stockholders' equity deficiency                                   (1,002,133)
                                                                           ------------
Total liabilities and stockholders' equity deficiency                      $  1,518,639
                                                                           ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                                                           For the Six Months Ended            For the Three Months Ended
                                                       May 31, 2004       May 31, 2003       May 31, 2004       May 31, 2003
                                                       ------------       ------------       ------------       ------------
Revenues                                               $  3,769,924       $  2,500,445       $  1,895,932       $  1,153,416
                                                       ------------       ------------       ------------       ------------
Costs and expenses:
 Costs of services                                        1,796,701          1,337,129            916,626            579,434
 Selling, general and administrative                      2,101,067          2,780,871          1,044,355          1,247,456
 Depreciation and amortization                                7,811             63,643              3,953             32,827
                                                       ------------       ------------       ------------       ------------
  Total costs and expenses                                3,905,579          4,181,643          1,964,934          1,859,717
                                                       ------------       ------------       ------------       ------------

Loss from operations                                       (135,655)        (1,681,198)           (69,002)          (706,301)
                                                       ------------       ------------       ------------       ------------

Other income (expense):
Interest expense                                             (3,544)           (69,444)              (782)           (34,357)
Other income                                                 51,069            164,680             21,988             79,622
Gain on debt reduction in bankruptcy                        904,027                 --            852,553                 --
Gain on sale of assets                                           --          2,256,855                 --            659,966
Gain on sale of investment securities and other
  investments                                                   770             83,761                770             49,925
                                                       ------------       ------------       ------------       ------------
                                                            952,322          2,435,852            874,529            755,156
                                                       ------------       ------------       ------------       ------------

Net income before income tax benefit                        816,667            754,654            805,527             48,855

Income tax benefit                                           47,937                 --              2,937                 --
                                                       ------------       ------------       ------------       ------------

Net income                                                  864,604            754,654            808,464             48,855

Other comprehensive income (loss) -
  unrealized gain (loss) on marketable securities            (2,296)             4,226             (2,296)            13,796
                                                       ------------       ------------       ------------       ------------

Comprehensive income                                   $    862,308       $    758,880       $    806,168       $     62,651
                                                       ============       ============       ============       ============

Basic and diluted earnings per share                   $       0.05       $       0.05       $       0.05       $       0.00
                                                       ============       ============       ============       ============

Weighted average number of common shares
outstanding
 Basic                                                   16,258,730         15,608,282         16,259,782         15,608,282
                                                       ============       ============       ============       ============
 Diluted                                                 16,580,715         15,629,293         16,592,854         15,632,209
                                                       ============       ============       ============       ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                       May 31, 2004    May 31, 2003
                                                                       ------------    ------------
Net cash used in operating activities:                                  ($450,810)      ($745,399)
                                                                        ---------       ---------

Cash flows from investing activities:
 Purchase of property and equipment                                        (3,319)             --
 Purchase of investment securities                                         (4,546)             --
 Proceeds from sale of investment securities and other investments            770         153,227
 Proceeds from the sale of property and equipment                              --          15,650
 Proceeds from note                                                            --          29,102
                                                                        ---------       ---------
Net cash (used in) provided by investing activities                        (7,095)        197,979
                                                                        ---------       ---------

Cash flows from financing activities:
 Repayment of long-term debt                                               (4,422)        (57,819)
                                                                        ---------       ---------
 Net cash used in financing activities                                     (4,422)        (57,819)
                                                                        ---------       ---------

Decrease in cash and cash equivalents                                    (462,327)       (605,239)
Cash and cash equivalents at beginning of period                          669,022         938,528
                                                                        ---------       ---------
Cash and cash equivalents at the end of period                          $ 206,695       $ 333,289
                                                                        =========       =========

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.

        Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2003.

Note 2-Principal Financing Arrangements

At May 31, 2004, we had no financing arrangements. See the discussion on liquidity below.

Note 3-Investment Securities

Details as to our investment securities included in prepaid expenses and other current assets at May 31, 2004 are as follows:

                                         Fair       Unrealized
                             Cost        Value     Holding Loss
                             ----        -----     ------------

Equity securities           $4,546      $2,250        $2,296

Note 4-Major Customer

During the six and three months ended May 31, 2004 and 2003, no one customer accounted for more than 10% of our revenue.

Note 5-Income Taxes

At November 30, 2003, we had net operating loss carryforwards for Federal income tax purposes of approximately $19,000,000 expiring in the years 2004 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. Income taxes have not been provided in 2004 and 2003 due to the usage of net operating loss carryovers in 2003 and the tax-free gain on the bankruptcy settlement in 2004. As of May 31, 2004 and November 30, 2003 the company's deferred tax asset in the amount of $6,700,000 was reduced to zero by a valuation allowance. The income tax benefit recorded for fiscal 2004 represents adjustments to previously recorded accruals.

Note 6- Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued. A reconciliation of the shares used in the computation of our basic and diluted earnings per common share for the six and three months ended May 31, 2004 and 2003 is as follows:

                                                         Six Months Ended
                                                  May 31, 2004     May 31, 2003
                                                  ------------     ------------
Weighted average common shares outstanding         16,258,730       15,608,282
Dilutive effect of securities                         321,985           21,011
                                                   ----------       ----------
                                                   16,580,715       15,629,293
                                                   ==========       ==========

                                                        Three Months Ended
                                                  May 31, 2004     May 31, 2003
                                                  ------------     ------------

Weighted average common shares outstanding         16,259,782       15,608,282
Dilutive effect of securities                         333,072           23,927
                                                   ----------       ----------
                                                   16,592,854       15,632,209
                                                   ==========       ==========

For the six and three months ended May 31, 2004 and 2003, the computation of diluted earnings per share excluded the effect of the assumed exercise of approximately 1,700,000 and 1,750,000 outstanding stock options and warrants that were outstanding because the effect would be anti-dilutive.

Note 7-Subsidiary's Plan of Reorganization

On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Plan") of Telecarrier. On July 29, 2002, Telecarrier had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan authorized us to purchase the reorganized capital stock of Telecarrier for a purchase price of $325,000. Subsequent to April 8, 2004, we deposited $325,000 into a segregated distribution account, the funds of which will be distributed in accordance with the Plan in full satisfaction of pre-petition claims, including an unsecured line of credit, certain post-petition claims, administrative claims and legal fees, amounting to an aggregate of approximately $1,229,000 at such date. On June 22, 2004, the Bankruptcy Court approved the payment of legal fees to be paid out of the segregated bank account. We are now able to calculate and make the appropriate remittance to the unsecured creditors for the remainder of the $325,000 purchase price of the reorganized Telecarrier. Approximately $66,000 in administrative claims had been paid by May 31, 2004. As a result of being judicially released from the liabilities on April 8, 2004, the Company has recorded the gain on extinguishment of debt as of May 31, 2004.

For the six months ended May 31, 2004, Telecarrier reported a gain of $904,027 resulting from the disposition of liabilities and claims as follows:

Pre-petition claims:
  Unsecured line of credit                       $  150,000
  Trade payables and due to related party           618,481
  Other accrued expenses                            103,250
                                                 ----------
  Total pre-petition claims                         871,731
Post-petition payables and accrued expenses          68,124
Administrative claims and legal costs               289,172
                                                 ----------
Total claims                                      1,229,027
Plan proceeds                                       325,000
                                                 ----------
Gain on debt reduction                           $  904,027
                                                 ==========

Telecarrier had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provided Telecarrier with collection, sales and other services. As a result of a court-stipulated agreement between Telecarrier and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000 and such reduction was reported as a gain for the three-month period ended February 29, 2004. As of May 31, 2004, we paid $65,000 in administrative claims to Telco and at such date owed Telco approximately an additional $29,000 as an unsecured creditor of Telecarrier. The President of Telco is also the President of Glad Holdings (See Note 9).

Note 8-Risks and Uncertainties

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

      - Dependence on the availability, pricing or functionality of incumbent local telephone companies' networks, as they relate to the unbundled network element platform or the resale of such services.

      - Our operations are currently using cash, and our cash position is deteriorating. We may run out of cash and be unable to conduct business.

      -     Increased price competition in local or long distance service.

      -     Failure or interruption in our network or information systems.

      - Changes in government policy, regulation or enforcement. (See management's analysis and discussion of financial condition and results of operation and regulatory developments.

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

Note 9-Asset Sale

On September 3, 2002, we entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets (amounting to $1,102,103 at November 30, 2002) of our former wholly-owned subsidiary, Essex Communications Inc. ("Essex"), for five dollars plus the assumption of certain liabilities of Essex (amounting to $10,081,382 at November 30, 2002), including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC entered into an agreement with Verizon that provided a payment schedule for the liabilities assumed from Essex and Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule. EAC also paid us $270,000 to reimburse us for amounts paid by us to Essex's former lender, Textron Financial, formerly known as RFC Capital Corporation. The sale to EAC closed on December 31, 2002. As the creditors of Essex did not consent to the assignment of their claims, Essex had remained liable for substantially all the obligations assumed in the sale until such time as they were paid. The June 30, 2002 unaudited financial statements of Biz indicated that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicated there was significant uncertainty as to the ability of Biz and its subsidiaries' to repay the obligations described above. Accordingly, we did not record any gain until Essex was released from the assumed obligations. During the six and three-month periods ended May 31, 2003, EAC settled liabilities of approximately $2,257,000 and $660,000, respectively, and accordingly, gain was recorded during such periods for such amounts.

On September 11, 2003, we sold all the outstanding capital stock of Essex to Glad Holdings, LLC, ("Glad Holdings") a New Jersey limited liability company owned by a former shareholder of the company, for an aggregate purchase price of $100 and a general release from Glad Holdings with respect to any and all matters arising prior to September 11, 2003. Based on all available information and consultation with counsel, we concluded that it was unlikely that any creditor of Essex would be able to hold us responsible for any debts or liabilities of Essex. As a result, on a consolidated basis, we believe we have been released of all the liabilities related to Essex, which amounted to approximately $7,314,000 on such date, and accordingly, recorded such amount as gain in the fourth quarter of fiscal 2003.

The following unaudited pro forma summary presents consolidated financial information of our operations for the six- and three-month periods ended May 31, 2004 and 2003, as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                    For the Six Months Ended
                                                    ------------------------
                                                 May 31, 2004     May 31, 2003
                                                 ------------     ------------

Revenues                                          $3,769,924      $ 1,607,249
                                                  ----------      -----------

Net income (loss)                                 $  864,604      ($1,222,220)
                                                  ----------      -----------

Basic and dilutive income (loss) per share        $     0.05           ($0.08)
                                                  ----------      -----------

                                                  For the Three Months Ended
                                                  --------------------------
                                                May 31, 2004     May 31, 2003
                                                ------------     ------------

Revenues                                          $1,895,932      $ 1,153,416
                                                  ----------      -----------

Net income (loss)                                 $  808,464        ($624,928)
                                                  ----------      -----------

Basic and dilutive income (loss) per share        $     0.05           ($0.04)
                                                  ----------      -----------

Note 10- Stock-Based Compensation Plans

We issue stock options to our employees and outside directors pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the six and three months ended May 31, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the options was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrates the affect on net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards

("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                           For the Six Months Ended        For the Three Months Ended
                                        May 31, 2004     May 31, 2003     May 31, 2004     May 31, 2003
                                        ------------     ------------     ------------     ------------
Net income as reported                   $  864,604       $  754,654       $  808,464       $   48,855
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                            (112,131)        (149,813)         (55,785)         (74,906)
                                         ----------       ----------       ----------       ----------
Pro forma net income (loss)              $  752,473       $  604,841       $  752,679         ($26,051)
                                         ----------       ----------       ----------       ----------
Earnings (loss) per share
  Basic, as reported                     $      .05       $      .05       $      .05             $.00
  Basic, pro forma                       $      .05       $      .04       $      .05            ($.00)

  Diluted, as reported                   $      .05       $      .05       $      .05             $.00
  Diluted, pro forma                     $      .05       $      .04       $      .05            ($.00)

Note 11 Related Party Transactions

During the six and three months ended May 31, 2004 and 2003, we billed Cordia Corporation ("Cordia"), a related party, $298,030 and $88,934 and $109,529 and $37,458, respectively, for rent, telemarketing services, telecommunications services, commissions and other costs, and Cordia billed us $379,996 and $101,513 and $229,900 and $84,203, respectively, for telecommunications services and other costs. As of May 31, 2004, we owed Cordia $7,556.

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

Overview

eLEC Communications Corp. is a full-service telecommunications company that focuses on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans. In the states in which we operate, we compete with the incumbent local carrier and a variety of other competitive carriers, including companies that were originally long distance service providers or data service providers. We find that approximately 90% of the local telephone lines in the states in which we are operating are served by Verizon, AT&T Corp. ("AT&T") or MCI Inc. ("MCI"). Our strategy is to offer the same telephone products and services offered by Verizon, AT&T and

MCI at discounts of 10% to 25% off their rates. We also strive to provide friendly and helpful customer service that exceeds the service provided by these large competitors.

We believe that the Telecommunications Act of 1996 (the "Telecommunications Act"), which opened the local exchange market to competition, has created an attractive opportunity for CLECs. Like most CLECs, our entry in this industry was dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of the incumbent local exchange carrier ("ILEC") that are necessary to provide local telephone service in a cost-effective manner. This aspect of the Telecommunications Act is referred to as "unbundling" the ILEC networks, and allows us to lease unbundled network elements on an as-needed basis and provide such elements to our customers at a lower cost than that which the ILEC is charging. See Regulatory Developments discussed below.

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

We believe UNE-P is the preferable platform under which any CLEC should operate while it is growing and building a customer base. In March 2002, UNE-P became more valuable to us when the costs charged to us for providing local voice services on the UNE-P service offering in New York State were lowered. We believe current rates are also very attractive in New Jersey,

Michigan and Pennsylvania. Our two CLECs, New Rochelle Telephone Corp. ("NRTC") and Telecarrier, are selling services in New York State, New Jersey and Pennsylvania, and are currently achieving gross margins of approximately 50%.

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

On March 31, 2004, the FCC sent a letter to telecom companies urging negotiation rather than litigation of the issues raised by the FCC's Triennial Review Order. The letter stated that the FCC is seeking a 45-day extension of the stay that the U.S. Court of Appeals imposed on its decision that overturned parts of the Triennial Review Order. The FCC letter asked telecom companies to indicate by April 6, 2004 whether they will participate in negotiations. We responded to the FCC in writing by indicating that we will attempt to negotiate commercial agreements with the ILECs. Several of the ILECs have expressed a willingness to negotiate.

Although many CLECs encouraged the FCC and various elected governmental representatives to appeal the March 2, 2004 decision, the United States Solicitor General and the FCC failed to appeal the U. S. Court of Appeals decision and on June 14, 2004, the United States Supreme Court rejected an emergency request by AT&T and other CLECs to stay the ruling. Three of the five commissioners of the FCC responded to the CLEC appeal request by writing that they did not believe an appeal was needed because the four Bell Operating Companies (including Verizon) verified to the FCC that they would not increase prices to the CLECs for wholesale UNE-P until the end of the year.

FCC Chairman Powell wrote that the FCC "will promptly turn to writing a set of sound rules that ensure access to incumbent networks where competition is truly impaired." He also noted that he is "committed to developing competition rules that comply with the court's mandate and are faithful to the statutory objectives of the Telecommunications Act. Moreover, the Commission is prepared to consider interim, transitional protections to bridge the gap that exists in the period preceding adoption of our final rules." Commissioner Powell further noted in a press release "The regional Bell companies have announced that they will not unilaterally increase rates and have guaranteed the status quo until the end of the year. Our top priority is to ensure that consumers do not experience any disruption in service and to provide sorely needed stability in the marketplace."

On June 8, 2004, Verizon sent us written notice that after September 9, 2004, Verizon will no longer provide us UNE-P service for our customers who have four or more lines. According to the notice, Verizon will continue to make local dial tone services available on a resale basis to end users with four or more lines after September 9, 2004. We project that buying service from Verizon on a resale basis would make our accounts with four or more lines unprofitable to us. In lieu of resale, CLECs may continue to try commercial negotiations with Verizon for rates for accounts with four or more lines. Our existing customer base currently has approximately 1.5 lines per account, as we market to small businesses, home offices and residential consumers. As a result, the four-line carve out rule is not expected to have a major affect on our business operations. To mitigate the impact of the rule on our larger customers, we now have the ability to provide Voice-over-Internet Protocol ("VoIP") services to carry local voice traffic for our larger accounts that have high speed Internet access. These services do not rely on Verizon to originate, transport or terminate a telephone call. Instead of routing a call through a Verizon switch, these calls travel in data packets over a high speed Internet connection. We have a signed contract with a wholesale carrier to terminate any voice Internet traffic for the customers to whom we sell VoIP services. We have also signed a contract with a current customer to provision an existing 100-line trunk to VoIP service. We have targeted our larger accounts for this VoIP product and plan to use this product on as many four-line accounts as we can before the September 9, 2004 change in UNE-P availability.

Plan of Operation

Our primary methods of obtaining new customer accounts will continue to be through telemarketing and outside sales agents. We believe these are effective low-cost methods of building new accounts, and our past history with these customer acquisition methods is helpful in planning and budgeting our operations on a going forward basis. While we believe our cash balances are adequate for continued limited growth, our cash balances are not sufficient to generate the growth we desire or the growth that our internal operating systems are capable of handling. We are therefore pursuing an asset-based lending agreement or a factoring arrangement to generate the financing needed for more rapid growth.

We do not expect to purchase any significant assets or make any significant capital expenditures in the next 12 months, although our VoIP initiative will require some equipment that we plan to purchase with our cash on hand. We believe our back-office systems are adequately developed and functioning well, and we anticipate only minor expenditures to further automate such systems during the next 12 months. We are continuing to pursue the utilization of VoIP to carry our local voice traffic, and we entered into an agreement with a VoIP wholesaler that allows us to sell VoIP services to end users in New York and the New England states. We want to continue the development of our VoIP product so that we will eventually be in a position in which we do not have to rely on any ILEC to provide service to our customers.

We believe the most important trend in the industry will be the replacement of traditional circuit-switched voice technology with packet-based networks. Packet switching has tremendous advantages over circuit switching. Packets can be transmitted over copper wire or over wireless facilities, packet-switched equipment is substantially less expensive than circuit-switched equipment and the price of packet-switched equipment is continually dropping, even as it becomes technologically more sophisticated. We plan to move toward this technology over the next six to 12 months, as this technology also allows us to bypass the ILECs when we provide local telephone service to our customers. Additionally, VoIP allows for added and integrated new service offerings, such as integrated messaging, bandwidth on demand and voice emails. While we will continue to seek and evaluate new technologies, our focus will continue to be on building our customer base, and not in developing new technology. We plan to continue our efforts to improve customer service and to maintain efficient systems that will allow us to sell, provision, bill and collect, as our first priority is to develop and maintain a stable core of customers that generates positive cash flow from operations.

Six Months Ended May 31, 2004 vs. Six Months Ended May 31, 2003

Our revenues for the six-month period ended May 31, 2004 increased by approximately $1,270,000, or approximately 51%, to approximately $3,770,000 as compared to approximately $2,500,000 reported for the six-month period ended May 31, 2003. Included in our revenue for the six-month period ended May 31, 2003 were approximately $1,574,000 in sales reported by NRTC and Telecarrier and approximately $893,000 in sales reported by our former wholly-owned subsidiary, Essex (See Note 9). Revenue reported by NRTC and Telecarrier for the six-month period ended May 31, 2004 increased by approximately $2,196,000, or approximately 140%, over the year-ago period. We anticipate revenues for NRTC and Telecarrier will continue to increase in the third quarter of fiscal 2004, as we work to add new customers. While our line count and customer base has continued to grow in the third quarter of 2004, additional growth will be directly related to the amount of cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the six-month period ended May 31, 2004 increased by approximately $810,000 to approximately $1,973,000 from approximately $1,163,000 reported in the six-month period ended May 31, 2003, and our gross profit percentage increased to approximately 52% from approximately 47% reported in the prior fiscal period. The increase in our gross profit and gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of over 40%. The increase in gross profit and gross profit percentage was attributable to lower buying prices from ILECs in the states in which we operated during the first half of fiscal 2004, compared to the states in which we were operating during the first half of 2003. NRTC and Telecarrier are operating in states in which we can purchase unbundled network elements at prices that are significantly lower than the prices charged in some of the states in which our former wholly-owned subsidiary, Essex, was operating. Our selling strategy in fiscal 2004 is to continue to penetrate states that offer the opportunity to achieve higher margins. However, due to a recent court ruling, as discussed above, we may not be able to continue to achieve these margin levels in subsequent years, as Verizon plans to raise the UNE-P rates it charges us beginning in 2005.

Selling, general and administrative expenses ("SG&A") decreased by approximately $680,000, or approximately 24%, to approximately $2,101,000 for the six-month period ended May 31, 2004 from approximately $2,781,000 reported in prior year fiscal period. Approximately $645,000 of this decrease in expense was directly related to the sale of our Essex operations, approximately $47,000 was related to lower occupancy costs as a result of the sale of our headquarters building in the fourth quarter of fiscal 2003, approximately $83,000 was related to a decrease in insurance expense resulting from a settlement with our insurance carrier on the amount of audit premiums that were recorded in the prior fiscal year and approximately $70,000 was related to a decrease in billing costs discussed below. These expense reductions were partially offset by an increase of approximately $46,000 in new line acquisition costs and approximately $124,000 in legal fees related to the bankruptcy proceedings of Telecarrier. With the settlement of the Telecarrier bankruptcy, we expect to see a significant reduction in our legal expenses for the remainder of fiscal 2004. Additionally, we have seen savings in both our billing and telemarketing costs as we curtailed our in-house efforts in both these areas in the third quarter of fiscal 2003. By outsourcing these functions to third-party vendors, we only pay for telephone lines billed and telemarketed lines accepted, thereby eliminating staffing and other associated overhead cost. For the six-month period ended May 31, 2004, our SG&A costs averaged approximately $350,000 per month, of which, approximately $85,000 represented new line acquisition costs.

Depreciation expense decreased by approximately $56,000, to approximately $8,000 for the six-month period ended May 31, 2004 as compared to approximately $64,000 for the six-month period ended May 31, 2003. The decline in depreciation expense was primarily attributable to the sale of our headquarters building in the fourth quarter of fiscal 2003 and to the sale of certain assets to EAC in the first quarter of fiscal 2003 on December 31, 2002.

Interest expense decreased by approximately $66,000, to approximately $3,000 for the six-month period ended May 31, 2004 as compared to approximately $69,000 for the six-month period ended May 31, 2003. The decrease in interest expense was partially attributable to the repayment of a mortgage note in conjunction with the sale of our headquarters building in the fourth quarter of fiscal 2003.

Other income decreased by approximately $114,000 to approximately $51,000 for the six-month period ended May 31, 2004 as compared to approximately $165,000 for the six-month period ended May 31, 2003. The decrease resulted primarily from a reduction in commission and rental income.

For the six-month period ended May 31, 2004, Telecarrier reported a gain of approximately $904,000 from debt reduction in bankruptcy (See Note 7). No such gain was reported for the six-month period ended May 31, 2003.

Gain on the sale of assets for the six-month period ended May 31, 2003 was approximately $2,257,000 (See Note 9). We had no such sale for the six-month period ended May 31, 2004.

For the six-month period ended May 31, 2004, gain on the sale of investment securities and other investments of approximately $1,000, resulted from the sale of Cordia shares as compared to the gain of approximately $84,000 for the six-month period ended May 31, 2003, which resulted from the sale of shares of Cordia and Talk America Holdings Inc. ("Talk").

For the six-month period ended May 31, 2004, we recorded a tax benefit of approximately $48,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded for the six-month period ended May 31, 2003.

Three Months Ended May 31, 2004 vs. Three Months Ended May 31, 2003

Our revenue for the three-month period ended May 31, 2004 increased by approximately $743,000, or approximately 64%, to approximately $1,896,000 as compared to approximately $1,153,000 reported for the three-month period ended May 31, 2003. No sales were reported by our former wholly-owned subsidiary, Essex, for the three-month period ended May 31, 2003 (See Note 9). We anticipate revenues of NRTC and Telecarrier to continue to increase in the third quarter of fiscal 2004, as we work to add new customers. While our line count and customer base has continued to grow in the third quarter of 2004 additional growth will be directly related to the cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the three-month period ended May 31, 2004 increased by approximately $405,000 to approximately $979,000 from approximately $574,000 reported in the three-month period ended May 31, 2003, and our gross profit percentage increased to approximately 52% from approximately 50% reported in the prior fiscal period. The increase in our gross profit was a direct result of increased sales due to continued growth in our line count and customer base. The gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of over 40%. NRTC and Telecarrier are operating in states in which we can purchase unbundled network elements at prices that are significantly lower than the prices charged in some of the states in which our formerly wholly-owned subsidiary, Essex, was operating.

SG&A decreased by approximately $203,000, or approximately 16%, to approximately $1,044,000 for the three-month period ended May 31, 2004 from approximately $1,247,000 reported in the prior year fiscal period. Approximately $26,000 of this decrease in expense was related to lower occupancy costs as a result of the sale of our headquarters building in the fourth quarter of fiscal 2003, approximately $83,000 was related to a decrease in insurance expense resulting from a settlement with our insurance carrier on the amount of audit premiums that were recorded in the prior fiscal year and approximately $54,000 was related to a decrease in billing costs. These expense reductions were partially offset by an increase of approximately $15,000 in new line acquisition costs and approximately $40,000 in legal fees related to the bankruptcy proceedings of Telecarrier. With the settlement of the Telecarrier bankruptcy, we expect to see a significant reduction in our legal expenses for the remainder of fiscal 2004. Additionally, we have seen savings in both our billing and telemarketing costs as we curtailed our in-house efforts in both these areas in the third quarter of fiscal 2003. By outsourcing these functions to third-party vendors we only pay for telephone lines billed and telemarketed lines accepted, thereby eliminating staffing and other associated overhead cost. For the three-month period ended May 31, 2004, our SG&A costs averaged approximately $350,000 per month, of which, approximately $80,000 represented new line acquisition costs.

Depreciation expense decreased by approximately $29,000, to approximately $4,000 for the three-month period ended May 31, 2004 as compared to approximately $33,000 for the three-month period ended May 31, 2003. The decline in depreciation expense was primarily attributable the sale of our headquarters building in the fourth quarter of fiscal 2003.

Interest expense decreased by approximately $33,000, to approximately $1,000 for the three-month period ended May 31, 2004 as compared to approximately $34,000 for the three-month period ended May 31, 2003. The decrease in interest expense was primarily attributable to the repayment of a mortgage note in conjunction with the sale of our headquarters building in the fourth quarter of fiscal 2003.

Other income decreased by approximately $58,000 to approximately $22,000 for the three-month period ended May 31, 2004 as compared to approximately $80,000 for the three-month period ended May 31, 2003. The decrease resulted primarily from a reduction in commission and rental income.

For the three-month period ending May 31, 2004 Telecarrier reported a gain of approximately $853,000 from debt reduction in bankruptcy (See Note 7).

Gain on the sale of assets for the three-month period ended May 31, 2003 was approximately $660,000 (See Note 9). We had no such sale for the three-month period ended May 31, 2004.

For the three-month period ended May 31 2004, gain on the sale of investment securities and other investments of approximately $1,000, resulted from the sale of Cordia shares as compared to the gain of approximately $50,000 for the three-month period ended May 31, 2003, which resulted from the sale of Talk shares.

For the three-month period ended May 31, 2004, we recorded a tax benefit of approximately $3,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded for the three-month period ended May 31, 2003.

Liquidity and Capital Resources

At May 31, 2004, we had cash and cash equivalents of approximately $207,000 and negative working capital of approximately $1,091,000. Additionally, we had cash balances at May 31, 2004 of approximately $259,000 segregated to pay, in accordance with the Plan, pre-petition and administrative claims of Telecarrier.

Net cash used in operating activities aggregated approximately $451,000 and $745,000 in the six-month periods ended May 31, 2004 and 2003, respectively. The principal use of cash in fiscal 2004 was the net change in operating assets and liabilities, which was partially offset by the net income for the period of approximately $865,000. The principal use of cash in fiscal 2003 was the net income for the period of approximately $755,000, which was offset by a non-cash item, the net effect of the gain of approximately $2,257,000 on the transfer of assets of our former Essex subsidiary (See Note 9).

Net cash used in investing activities aggregated approximately $7,000 in the six-month period ended May 31, 2004 as compared to net cash provided by investing activities that aggregated approximately $198,000 for the six-month period ended May 31, 2003. The principal use of cash in fiscal 2004 was the purchase of equipment. The principal sources of cash in fiscal 2003 were the proceeds from the sale of investment securities and other investments of approximately $153,000, the proceeds from the sale of equipment of approximately $15,000 and the proceeds of a note of approximately $29,000.

Net cash used in financing activities aggregated approximately $4,000 and $58,000 in the six-month periods ended May 31, 2004 and 2003, respectively. In fiscal 2004 and 2003, net cash used in financing activities resulted from the repayment of debt.

For the six-month period ended May 31, 2004, we spent approximately $3,000 on capital expenditures. We believe our back-office systems are adequately developed and functioning well, and we anticipate only minor expenditures to further automate such systems during the next 12 months. We are continuing to pursue the utilization of a packet-based network, such VoIP, to carry our local voice traffic. This technology is used to transmit voice conversations over a data network using the Internet Protocol. Such data network may be the Internet or may be a managed network. We do not plan to have substantial equipment purchases to carry out this initiative, although we may consider sharing a switch with another service provider.

We have stock purchase warrants that entitle us to purchase approximately 95,000 shares of Talk. The warrant exercise price is $6.30 per share and, at June 30, 2004, our warrants were in-the-money, as Talk common stock was trading at approximately $7.67 per share at such date. We have been in discussions with Talk management regarding our intention to exercise the warrants during fiscal 2004, as we plan to use the proceeds of the warrants to generate additional cash for line acquisition costs.

The report of the independent auditors on our 2003 financial statements indicates there is substantial doubt about our ability to continue as a going concern. The auditors noted a deficit in working capital and continuing losses from operations. We are continuously working to improve our financial condition and we are now operating our business with fixed costs that are substantially lower than our fixed overhead during the previous three years. As discussed in
Note 7, on April 8, 2004, the bankruptcy court approved our purchase of the reorganized Telecarrier for a total purchase price of $325,000. This purchase and reorganization eliminated approximately $1,229,000 in liabilities and administrative claims that were carried on our consolidated balance sheet. With the purchase of a reorganized Telecarrier, we anticipate we will be able to achieve profitable operations and will be able to further pursue implementation of VoIP technology to establish an additional network on which to carry the voice traffic of our customers. We are currently negotiating with a lender for a factoring facility that would, if executed, provide us with financing of up to 75% of our current accounts receivables and 75% of future invoices. We anticipate that with such financing, we will be able to achieve our plan of making an operating profit before the end of this fiscal year. However, our inability to secure such financing or our inability to carry out this plan may result in unprofitable operations, and the eventual shut down of vendor credit facilities, which would adversely affect our ability to continue operating as a going concern.

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

            Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            eLEC COMMUNICATIONS CORP.
                            PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Purchases of Equity Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The 2004 Annual Meeting of Shareholders (the "2004 Annual Meeting") was duly held on June 23, 2004. All director nominees to the Board of Directors were duly elected at the 2004 Annual Meeting. Set forth below is a brief description of each other matter voted upon at the 2004 Annual Meeting and the results of vote with respect to each matter.

                  (i)    The approval and adoption of our 2004 Equity Incentive
                         Plan.

                              Votes For........................   4,617,201
                              Votes Against....................     966,626
                              Votes Abstaining.................      17,219
                              Non-Vote.........................   8,874,685

                 (ii) Ratification of the appointment of Nussbaum Yates & Wolpow, P.C. as our auditors.

                              Votes For........................  14,323,782
                              Votes Against....................     118,199
                              Votes Abstaining.................      33,750

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

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

                  On April 16, 2004, we filed a Current Report on Form 8-K reporting that the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Plan") of Telecarrier. The Plan authorizes us to purchase the reorganized capital stock of Telecarrier for a purchase price of $325,000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               eLEC Communications Corp.


    July 7, 2004                               By: /s/ Paul H. Riss
----------------------                             -----------------------------
Date                                               Paul H. Riss
                                                   Chief Executive Officer
                                                   (Principal Financial and
                                                   Accounting Officer)