Form 10QSB
period 2004-08-31
ELEC COMMUNICATIONS CORP
filed 2004-10-15
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2004.
                               ----------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ______________________.

                          Commission file number 0-4465

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,254,282 shares of Common Stock, par value $.10 per share, as of September 30, 2004.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
------- --------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                         August 31, 2004
                                                                         ---------------
                                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                $    183,325
  Accounts receivable, net                                                    1,230,025
  Prepaid expenses and other current assets                                      65,061
                                                                           ------------
  Total current assets                                                        1,478,411

Property, plant and equipment, net                                              101,848

Other assets                                                                     49,980
                                                                           ------------
Total assets                                                               $  1,630,239
                                                                           ============

Liabilities and stockholders' equity deficiency
Current liabilities:
  Current maturities of capital lease obligations                          $     32,100
  Accounts payable and accrued expenses                                       2,176,214
  Taxes payable                                                                 528,944
  Due to related parties                                                         41,084
  Deferred revenue                                                              272,884
                                                                           ------------
Total current liabilities                                                     3,051,226
                                                                           ------------

Stockholders' equity deficiency:
  Common stock $.10 par value, 50,000,000 shares authorized,
    16,254,282 shares issued                                                  1,625,428
  Capital in excess of par value                                             25,624,234
  Deficit                                                                   (28,668,083)
  Accumulated other comprehensive loss, unrealized loss on securities            (2,566)
                                                                           ------------
    Total stockholders' equity deficiency                                    (1,420,987)
                                                                           ------------
Total liabilities and stockholders' equity deficiency                      $  1,630,239
                                                                           ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                        For the Nine Months Ended            For the Three Months Ended
                                                    Aug. 31, 2004      Aug. 31, 2003      Aug. 31, 2004      Aug. 31, 2003
                                                    -------------      -------------      -------------      -------------
Revenues                                             $  6,207,988       $  3,776,334       $  2,438,064       $  1,275,889
                                                     ------------       ------------       ------------       ------------

Costs and expenses:
 Costs of services                                      2,955,924          1,986,726          1,159,223            649,597
 Selling, general and administrative                    3,610,693          3,792,201          1,670,626          1,053,647
 Depreciation and amortization                             12,112             80,850              4,301             17,207
                                                     ------------       ------------       ------------       ------------
               Total costs and expenses                 6,578,729          5,859,777          2,834,150          1,720,451
                                                     ------------       ------------       ------------       ------------

Loss from operations                                     (370,741)        (2,083,443)          (396,086)          (444,562)
                                                     ------------       ------------       ------------       ------------

Other income (expense):
Interest expense                                           (3,126)          (105,509)                --            (36,065)
Other income (loss)                                        28,153             88,063            (22,498)           (34,300)
Gain on sale of assets                                         --          3,511,297                 --          1,254,442
Gain on sale of investment securities and other
  investments                                                 770            121,687                 --             37,926
                                                     ------------       ------------       ------------       ------------
Total other income (expense)                               25,797          3,615,538            (22,498)         1,222,003
                                                     ------------       ------------       ------------       ------------

Income (loss) before bankruptcy reorganization
items and income tax benefit (expense)                   (344,944)         1,532,095           (418,584)           777,441
                                                     ------------       ------------       ------------       ------------

Reorganization items:
  Gain on settlement with creditors                       904,027                 --                 --                 --
  Professional fees                                      (161,000)           (49,000)                --            (49,000)
                                                     ------------       ------------       ------------       ------------
                                                          743,027            (49,000)                --            (49,000)
                                                     ------------       ------------       ------------       ------------

Income (loss) before income tax benefit
(expense)                                                 398,083          1,483,095           (418,584)           728,441

Income tax benefit (expense)                               47,937            (34,000)                --            (34,000)
                                                     ------------       ------------       ------------       ------------

Net income (loss)                                         446,020          1,449,095           (418,584)           694,441

Other comprehensive (loss) -
  unrealized (loss) on marketable securities               (2,566)                --               (270)                --
                                                     ------------       ------------       ------------       ------------

Comprehensive income (loss)                          $    443,454       $  1,449,095       ($   418,854)      $    694,441
                                                     ============       ============       ============       ============

Basic and diluted earnings (loss) per share          $       0.03       $       0.09       ($      0.03)      $       0.04
                                                     ============       ============       ============       ============

Weighted average number of common shares outstanding

   Basic                                               16,254,282         15,633,829         16,254,282         15,684,369
                                                     ============       ============       ============       ============
   Diluted                                             16,652,398         15,664,231         16,254,282         15,733,552
                                                     ============       ============       ============       ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          For the Nine Months Ended
                                                                        Aug. 31, 2004   Aug. 31, 2003
                                                                        -------------   -------------
Net cash used in operating activities:                                    ($366,808)      ($1,099,236)
                                                                          ---------       -----------

Cash flows from investing activities:
  Purchase of property and equipment                                        (88,569)           (3,200)
  Proceeds from sale of investment securities and other investments             770           198,273
  Proceeds from the sale of property and equipment                               --            16,025
  Proceeds from note                                                             --           209,102
                                                                          ---------       -----------
Net cash (used in) provided by investing activities                         (87,799)          420,200
                                                                          ---------       -----------

Cash flows from financing activities:
   Proceeds from short-term note                                                 --           200,000
   Principal payments on pre-petition debt in bankruptcy proceedings        (23,830)               --
   Repayment of long-term debt                                               (7,260)          (55,026)
                                                                          ---------       -----------
   Net cash (used in) provided by financing activities                      (31,090)          144,974
                                                                          ---------       -----------

Decrease in cash and cash equivalents                                      (485,697)         (534,062)
Cash and cash equivalents at beginning of period                            669,022           938,528
                                                                          ---------       -----------
Cash and cash equivalents at the end of period                            $ 183,325       $   404,466
                                                                          =========       ===========

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month or three-month periods ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2003.

Note 2-Major Customer
---------------------

During the nine and three months ended August 31, 2004 and 2003, no one customer accounted for more than 10% of our revenue.

Note 3-Income Taxes
-------------------

At November 30, 2003, we had net operating loss carryforwards for Federal income tax purposes of approximately $19,000,000 expiring in the years 2004 through 2022. There is an annual limitation of approximately $187,000 on the utilization of approximately $1,300,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. As of November 30, 2003, our deferred tax asset in the amount of $6,700,000 was reduced to zero by a valuation allowance. The income tax benefit recorded for fiscal 2004 represents adjustments to previously recorded accruals.

Note 4- Earnings (Loss) Per Common Share
----------------------------------------

Basic  earnings  (loss) per common share are  calculated  by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued. A reconciliation of the shares used in the computation of our basic and diluted earnings (loss) per common share for the nine and three months ended August 31, 2004 and 2003 is as follows:

                                                    Nine Months Ended
                                              Aug. 31, 2004   Aug. 31, 2003
                                              -------------   -------------
Weighted average common shares outstanding      16,254,282      15,633,829
Dilutive effect of securities                      398,116          30,402
                                                ----------      ----------
                                                16,652,398      15,664,231
                                                ==========      ==========

                                                   Three Months Ended
                                              Aug. 31, 2004   Aug. 31, 2003
                                              -------------   -------------
Weighted average common shares outstanding      16,254,282      15,684,369
Dilutive effect of securities                           --          49,183
                                                ----------      ----------
                                                16,254,282      15,733,552
                                                ==========      ==========

The computation of diluted earnings (loss) per share for the nine and three months ended August 31, 2004 and 2003 excluded the effect of the assumed exercise of approximately 1,500,000 and 2,500,000 outstanding stock options and warrants for the nine and three months ended August 31, 2004, respectively, and approximately 1,750,000 outstanding stock options and warrants for the nine and three months ended August 31, 2003 because the effect would be anti-dilutive. For the three months ended August 31, 2004, all of the options and warrants were anti-dilutive.

Note 5-Subsidiary's Plan of Reorganization
------------------------------------------

On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Plan") of our wholly-owned subsidiary, Telecarrier Services, Inc. ("Telecarrier"). On July 29, 2002, Telecarrier had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan authorized us to purchase the reorganized capital stock of Telecarrier for a purchase price of $325,000. Subsequent to April 8, 2004, we deposited $325,000 into a segregated distribution account, which funds were distributed by July 22, 2004 in accordance with the Plan in full satisfaction of pre-petition claims, including an unsecured line of credit, certain post-petition claims, administrative claims and legal fees, amounting to an aggregate of approximately $1,229,000 on April 8, 2004.

For the nine months ended August 31, 2004, Telecarrier reported a gain of $904,027 as a result of being judicially released from liabilities and claims as follows:

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
                                                 ==========

Telecarrier had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by one of our former shareholders, under which Telco provided Telecarrier with collection, sales and other services. As a result of a court-stipulated agreement between Telecarrier and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000. Such reduction was included in the gain on settlement with creditors for the nine months ended August 31, 2004. As of August 31, 2004, all of Telco's claims related to the Telecarrier bankruptcy had been paid in full, including $65,000 in administrative claims and approximately $31,000 in unsecured claims. The President of Telco is also the President of Glad Holdings (See Note 7).

Note 6-Risks and Uncertainties
------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are other suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory agreements that govern the rates we are to be charged. In light of the foregoing, it is possible that the loss of our relationship with the primary RBOC that we buy services from or a significant unfavorable change in the regulatory agreements that establish the cost of our services would have a severe near-term impact on our ability to conduct our telecommunications business.

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

      - Changes in government policy, regulation or enforcement. The FCC has issued interim rules that, after March 2005 adversely affect the pricing of network elements and bundles thereof. Such rules may limit our ability to pursue our current "customer first" strategy of acquiring a base of customers before acquiring and installing
            network  assets.   Such
            change may force us to accelerate the development of our Voice over Internet Protocol ("VoIP") network before our operations are ready to handle a potentially large transition of our customer base.

      - Failure of our collection management system and credit controls efforts for customers.

      - Our inability to adapt to technological change or implement VoIP service.

      -     Competition in the telecommunications industry.

      -     Our inability to manage customer attrition or bad debt expense.

      -     Adverse change in our relationship with third party carriers.

      - Failure or bankruptcy of other telecommunications companies upon which we rely for services or revenues.

      -     Our inability to secure financing.

Note 7-Asset Sale
-----------------

On September 3, 2002, we entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets (amounting to $1,102,103 at November 30, 2002) of our former wholly-owned subsidiary, Essex Communications Inc. ("Essex"), for five dollars plus the assumption of certain liabilities of Essex (amounting to $10,081,382 at November 30, 2002), including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC entered into an agreement with Verizon that provided a payment schedule for the liabilities assumed from Essex and Verizon granted EAC a discount on the assumed liabilities provided EAC adheres to the payout schedule. EAC also paid us $270,000 to reimburse us for amounts paid by us to Essex's former lender, Textron Financial, formerly known as RFC Capital Corporation. The sale to EAC closed on December 31, 2002. As the creditors of Essex did not consent to the assignment of their claims, Essex has remained liable for substantially all the obligations assumed in the sale until such time as they are paid. The June 30, 2002 unaudited financial statements of Biz indicated that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicated there was significant uncertainty as to the ability of Biz and its subsidiaries' to repay the obligations described above. Accordingly, we did not record any gain related to the assumption by Biz of the liabilities of Essex until Essex was released from the assumed obligations. During the nine and three-month periods ended August 31, 2003, EAC settled liabilities of approximately $3,511,000 and $1,254,000, respectively, and accordingly, gain was recorded during such periods for such amounts.

On September 11, 2003, we sold all the outstanding capital stock of Essex to Glad Holdings, LLC ("Glad Holdings"), a New Jersey limited liability company owned by one of our former shareholders, for an aggregate purchase price of $100 and a general release from Glad Holdings with respect to any and all matters arising prior to September 11, 2003. Based on all available information and consultation with counsel, following such sale we concluded that it was unlikely that any creditor of Essex would be able to hold us responsible for any debts or liabilities of Essex. As a result, on a consolidated basis, we believe we have been released of all the liabilities related to Essex, which amounted to approximately $7,314,000 on September 11, 2003, and accordingly, recorded such amount as gain in the fourth quarter of fiscal 2003.

The following unaudited pro forma summary presents consolidated financial information of our operations for the nine- and three-month periods ended August 31, 2004 and 2003, as if the sale of Essex's assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of the operations of the remaining company:

                                                  For the Nine Months Ended
                                                  -------------------------
                                               Aug. 31, 2004     Aug. 31, 2003
                                               -------------     -------------
Revenues                                        $ 6,207,988       $ 2,883,138
                                                -----------       -----------

Net income (loss)                               $   446,020       ($1,757,858)
                                                -----------       -----------

Basic and dilutive income (loss) per share      $      0.03       ($     0.11)
                                                ===========       ===========

                                                 For the Three Months Ended
                                                 --------------------------
                                               Aug. 31, 2004     Aug. 31, 2003
                                               -------------     -------------
Revenues                                        $ 2,438,064       $ 1,275,889
                                                -----------       -----------

Net loss                                        ($  418,584)      ($  535,638)
                                                -----------       -----------

Basic and dilutive loss per share               ($     0.03)      ($     0.03)
                                                ===========       ===========

Note 8- Stock-Based Compensation Plans
--------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income (loss) for the nine and three months ended August 31, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the options was amortized over the vesting periods, which range from immediate vesting to five years. The following table illustrates the affect on net income
(loss) per share if we had  accounted  for our stock  option and stock  purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                         For the Nine Months Ended        For the Three Months Ended
                                       Aug. 31, 2004   Aug. 31, 2003    Aug. 31, 2004   Aug. 31, 2003
                                       -------------   -------------    -------------   -------------
Net income (loss) as reported            $  446,020     $ 1,449,095       ($ 418,584)    $  694,441
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                            (168,724)       (227,386)         (56,593)       (77,573)
                                         ----------     -----------       ----------     ----------
Pro forma net income (loss)              $  277,296     $ 1,221,709       ($ 475,177)    $  616,868
                                         ----------     -----------       ----------     ----------
Earnings (loss) per share
  Basic, as reported                     $      .03     $       .09       ($     .03)    $      .04
  Basic, pro forma                       $      .02     $       .08       ($     .03)    $      .04

  Diluted, as reported                   $      .03     $       .09       ($     .03)    $      .04
  Diluted, pro forma                     $      .02     $       .08       ($     .03)    $      .03

Note 9 Related Party Transactions
---------------------------------

During the nine and three months ended August 31, 2004 and 2003, we billed Cordia Corporation ("Cordia"), a related party, $306,804 and $8,773 and $127,087 and $38,153, respectively, for rent, telecommunications services, commissions and other costs, and Cordia billed us $531,352 and $142,856 and $234,691 and $133,178, respectively, for telecommunications services and other costs. As of August 31, 2004, we owed Cordia $41,084. Cordia is controlled by entities owned by one of our shareholders and former employees and members of his family.

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

Overview

eLEC Communications Corp. is a telecommunications service holding company with primary operations in two wholly-owned subsidiaries, that focus on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans. In the states in which we operate, we compete with the incumbent local carrier and a variety of other competitive carriers, including companies that were originally long distance service providers or data service providers. We find that approximately 90% of the local telephone lines in the states in which we are operating are served by Verizon, AT&T Corp. ("AT&T") or MCI Inc. ("MCI"). Our strategy is to offer the same telephone products and services offered by Verizon, AT&T and MCI at discounts of 10% to 25%
off their published rates. We lease lines from Verizon in order to provide our local telephone service. We also strive to provide friendly and helpful customer service that exceeds the service provided by these large competitors.

We plan to increase our telecommunications offerings and decrease our reliance on Verizon by providing VoIP network services. On July 23, 2004, we formed Vox Communications Corp. ("Vox"), a wholly-owned subsidiary, to develop and provide VoIP service. We believe the sales, provisioning, billing and collection processes and procedures that we have in place for our CLEC operations give us strong positioning to be a scalable and sizable VoIP provider. Our internal VoIP system supports eight different hardware Internet access devices and Session Initiation Protocol ("SIP") phones, in addition to most of the "software only" types of devices that reside on a personal computer.

We are utilizing two basic strategies in rolling out our VoIP product. Initially, we have begun providing VoIP services through a wholesaler. We plan to pursue a variety of wholesale arrangements with several wholesalers so that we can differentiate our service plans in our target markets. By starting with this methodology, we are able to test, market, provision and bill a VoIP product before our own VoIP technology is fully developed. The VoIP solution we have chosen for our internal platform was developed over the past four months and is now being tested. Our software platform has an open-source baseline functionality that uses Linux as the operating system. We plan to use multiple backbone providers and to continue to build our footprint as we see stable providers entering the industry. We may also consider rolling out our own network in those locations in which we have concentrations of customers in a "smart-build" approach. As a CLEC and as a VoIP provider, we take a deferred build approach to network assets. We believe it is a safer business practice to first build and establish a customer base in a specific location and then to build a network to serve the established customer base.

Our CLEC subsidiaries lease lines from Verizon, using the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so that we can provide local dial tone service to our customers. We can provide virtually all of the same additional voice services provided by any ILEC, such as three-way calling, call waiting, call forwarding and caller ID. We sell our services at a fee that is at least 10% and as much as 25% less than the published rate charged by the ILEC. We also offer a bundled package of local and regional calling minutes with popular voice service features.

We believe UNE-P is the preferable platform under which any CLEC should operate while it is growing and building a customer base. It is a useful platform for servicing a customer base until such base has reached a quantity large enough to justify moving the customers to an owned network. We believe UNE-P's future viability is somewhat in jeopardy due to recent regulatory developments. Initially, the anticipated impact of the regulatory developments appears to be an increase in our costs that may decrease our gross margins by approximately five to ten percent. Because we know we will be receiving a price increase from Verizon within the next five months, we raised the selling price of our most popular bundled service plan by five dollars a month for new customers only, beginning October 1, 2004. This price increase has not yet had an adverse impact on the ability of our outside telemarketing firms to obtain new customers. We will continue to use UNE-P for as long as we can generate margins that are high enough to provide cash flow to cover our general and administrative expenses. Additionally, we believe it is important for us to establish a relationship with telephone services users so that we can eventually offer them our VoIP service, which should allow us to keep them as customers without using the UNE-P service offering.

Regulatory Developments

Our ability to continue achieving our current level of gross margins is dependent upon the pricing structure of the network elements that we obtain from the ILECs. The requirement that the ILECs provide us with unbundled network elements at the current rates is the subject of regulatory and judicial actions that may affect their availability and pricing. On September 13, 2004, the FCC published interim requirements establishing the details of a 12-month transition plan governing unbundled access by CLECs to the network elements of ILECs. These requirements were issued to avoid disruption in the telecommunications industry for an interim period of up to one year, while the FCC is writing new rules. Among other things, they require the ILECs to continue providing unbundled access to switching, enterprise market loops and dedicated transport under the same rates, terms and conditions that applied under interconnection agreements with CLECs that were in effect on June 15, 2004. The rates, terms and conditions are to remain in place until the earlier of the issuance of final unbundling rules by the FCC or six months after September 13, 2004, except to the extent that they have been replaced by (1) a voluntarily negotiated commercial agreement between the ILEC and CLEC; (2) an intervening commission order; or (3) a state public utility commission order that raises the rates to the CLEC to purchase network elements.

If the FCC has not issued new rules within six months, then for the next six-month period an ILEC will only be required to lease the switching element to a CLEC in combination with shared transport and loops (as a component of a UNE platform) at a rate equal to the higher of (1) the rate existing at June 15, 2004 plus one dollar, or (2) the rate set by a state public utility commission, if any, between June 16, 2004 and March 13, 2005, for this combination of elements, plus one dollar. These rates that are available during the second six-month period will only apply to the embedded customer base. They will not apply to new customers.

We cannot predict the outcome of the new rules written by the FCC or the outcome of various state commissions that are examining the pricing structures. As previously noted, this regulatory environment has led us to increase our prices to new customers in an effort to maintain our gross margins after we receive price increases from Verizon, early in 2005. We continue to sell and provision new lines on the UNE-P service offering, where we anticipate the gross margins will remain at approximately 50% for the remainder of the year. We have always viewed the UNE-P service offering as a stepping-stone to a packet-based network. We believe our lack of network assets, our size and our ability to write the appropriate software programs for a SIP server and customer support web sites will enable us to survive the transition from UNE-P to VoIP, and to become a stable VoIP provider.

To mitigate the impact of any regulatory developments on our larger customers, we now have the ability to provide VoIP services to carry local and long distance voice traffic for our larger accounts that have high speed Internet access. These services do not rely on Verizon to originate, transport or terminate a telephone call. Instead of routing a call through a Verizon switch, these calls travel in data packets over a high speed Internet connection. We have a signed contract with a wholesale carrier to terminate any voice Internet traffic for the customers to whom we sell VoIP services. We are looking to sign agreements with other VoIP wholesale carriers, and believe we will also have VoIP customers on our own VoIP platform before the end of our fourth quarter.

Plan of Operation

Our primary methods of obtaining new customer accounts will continue to be through telemarketing and outside sales agents. We believe these are effective low-cost methods of building new accounts, and our past history with these customer acquisition methods is helpful in planning and budgeting our operations on a going forward basis. While telemarketing generally leads to a higher level of initial customer churn and bad debts than most other selling strategies, we believe these excesses are acceptable due to the low acquisition cost of a telemarketed line. It is not unusual for 20% or more of new lines acquired in any month to leave our service within two months of the sale. Large winback offers from Verizon contribute to the high rate of initial churn. However, we plan to continue telemarketing UNE-P lines, as they currently generate an acceptable gross profit percentage. While we believe we have enough cash flow from operations for continued limited growth, our cash balances are not sufficient to generate the growth we desire or the growth that our internal operating systems are capable of handling. We are therefore pursuing an asset-based lending agreement or an equity placement to generate the financing needed for more rapid growth.

In the third quarter of fiscal 2004, we made approximately $80,000 of capital expenditures related to the development of our VoIP platform. We do not expect to purchase any significant assets or make any significant capital expenditures in the next 12 months, although our VoIP initiative will require the purchase of certain equipment that we plan to purchase with our cash on hand. We believe our back-office systems are adequately developed and functioning well, and we anticipate only minor expenditures to further automate such systems during the next 12 months.

We believe our VoIP solution will give us the opportunity to lower our per minute costs for calls that our customers complete using our VoIP service. In addition to having our own VoIP technology, we plan to provide VoIP services through several wholesale carriers, so that we are not dependent on one network and can perform least-cost routing.

Unlike the CLEC landline services we provide, where it is customary to charge for features, or to bundle features in a plan package so we can increase the selling price of a bundled plan, most features in the VoIP platform come without an additional charges to the customer, and we incur no additional per minute usage cost for these features. The free features include voice mail, caller ID, call waiting, call forwarding, call block and call return. Our customers will also be able to view calls and bills online, and play back their voicemail messages by simply clicking a link in their Internet browser. Our goal will be to move as much control as is reasonable to the end user, thereby providing a valuable tool to our customer, while reducing our costs associated with customer service.

Nine Months Ended August 31, 2004 vs. Nine Months Ended August 31, 2003
-----------------------------------------------------------------------

Our revenues for the nine-month period ended August 31, 2004 increased by approximately $2,432,000, or approximately 64%, to approximately $6,208,000 as compared to approximately $3,776,000 reported for the nine-month period ended August 31, 2003. Included in our revenue for the nine-month period ended August 31, 2003 were approximately $2,883,000 in aggregate sales reported by New Rochelle Telephone Corp. ("NRTC") and
Telecarrier and approximately $893,000 in sales reported by our former wholly-owned subsidiary, Essex (See Note 7). Aggregate revenue reported by NRTC and Telecarrier for the nine-month period ended August 31, 2004 increased by approximately $3,325,000, or approximately 115%, over the year-ago period. We anticipate revenues for NRTC and Telecarrier will continue to increase in the fourth quarter of fiscal 2004, as we work to add new customers. While the number of telephone lines we serve and our customer base has continued to grow in the fourth quarter of 2004, we believe additional growth will be directly related to the amount of cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the nine-month period ended August 31, 2004 increased by approximately $1,462,000 to approximately $3,252,000 from approximately $1,790,000 reported in the nine-month period ended August 31, 2003, and our gross profit percentage increased to approximately 52% from approximately 47% reported in the prior fiscal period. The increase in our gross profit and gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of over 40%. The increase in gross profit and gross profit percentage was attributable to lower buying prices from ILECs in the states in which we operated during the first nine months of fiscal 2004, compared to the states in which we were operating during the first nine months of 2003. NRTC and Telecarrier are operating in states in which we can purchase unbundled network elements at prices that are significantly lower than the prices charged in some of the states in which our former wholly-owned subsidiary, Essex, was operating. Our selling strategy in fiscal 2004 is to continue to sell in states that offer the opportunity to achieve higher margins. However, due to a recent court ruling, as discussed above, we may not be able to continue to achieve these margin levels in subsequent years, as Verizon is petitioning regulatory bodies to raise the UNE-P rates it charges us beginning in 2005, and the FCC has agreed to rate increases with the interim requirements it published on September 13, 2004. We also plan to sell VoIP services nationwide in fiscal 2005. The margins for such services will be dependent on the cost structures we negotiate with carriers for wholesale services or to terminate calls from our customers' SIP phone to a traditional landline phone. Any calls from one SIP phone to another SIP phone would not generate any usage cost to us.

Selling, general and administrative expenses ("SG&A") decreased by approximately $181,000, or approximately 5%, to approximately $3,611,000 for the nine-month period ended August 31, 2004 from approximately $3,792,000 reported in prior year fiscal period. Approximately $650,000 of this decrease in expense was directly related to the sale of our Essex operations and approximately $124,000 was related to a decrease in insurance expense resulting partially from a settlement with our insurance carrier on the amount of audit premiums that were recorded in the prior fiscal year and partially from a reduction in property insurance premiums as a result of the sale of our headquarters building in the fourth quarter of fiscal 2003. These expense reductions were partially offset by an increase of approximately $328,000 in new line acquisition costs as our line count increased by approximately 120% over the year-ago period and approximately $140,000 in bad debt expense. Additionally, we curtailed our in-house billing and telemarketing efforts in the third quarter of fiscal 2003 and outsourced these functions to third-party vendors. By outsourcing these functions, we only pay for telephone lines billed and telemarketed lines accepted, thereby eliminating staffing and other associated overhead cost. For the nine-month period ended August 31, 2004, our SG&A costs averaged approximately $400,000 per month, of which approximately $130,000 represented new line acquisition costs.

Depreciation expense decreased by approximately $69,000, to approximately $12,000 for the nine-month period ended August 31, 2004 as compared to approximately $81,000 for the nine-month period ended August 31, 2003. The decline in depreciation expense was primarily attributable to the sale of our headquarters building in the fourth quarter of fiscal 2003 and to the sale of certain assets to EAC in the first quarter of fiscal 2003.

Interest expense decreased by approximately $103,000, to approximately $3,000 for the nine-month period ended August 31, 2004 as compared to approximately $106,000 for the nine-month period ended August 31, 2003. The decrease in interest expense was partially attributable to the repayment of a mortgage note in conjunction with the sale of our headquarters building in the fourth quarter of fiscal 2003.

Other income (loss) for the nine-month period ended August 31, 2004 was income of approximately $28,000 as compared to income of approximately $88,000 for the nine-month period ended August 31, 2003. The income for the nine-month period ended August 31, 2004, resulted primarily from commission income of approximately $70,000, partially offset by charges for environmental costs of approximately $45,000 directly related to the sale of our headquarters building in the fourth quarter of fiscal 2003. The income for the nine-month period ended August 31, 2003, resulted primarily from rental and commission income of approximately $219,000, partially offset by the write-down of certain assets of approximately $131,000, including the write-down of certain fixed assets associated with the curtailment of our telemarketing and billing efforts in the third quarter of fiscal 2003.

For the nine-month period ended August 31, 2004, Telecarrier reported income of approximately $904,000 from debt reduction in bankruptcy. No such income was reported for the nine-month period ended August 31, 2003. Bankruptcy reorganization costs for the nine-month periods ended August 31, 2004 and 2003 of approximately $161,000 and $49,000, respectively, represented legal cost associated with the TSI bankruptcy (See Note 5).


Gain on the sale of assets for the nine-month period ended August 31, 2003 was approximately $3,511,000 (See Note 7). We had no such sale for the nine-month period ended August 31, 2004.

For the nine-month period ended August 31, 2004, gain on the sale of investment securities and other investments of approximately $1,000, resulted from the sale of Cordia shares as compared to the gain of approximately $122,000 for the nine-month period ended August 31, 2003, which resulted from the sale of shares of Cordia and Talk America Holdings Inc. ("Talk").

For the nine-month period ended August 31, 2004, we recorded a net tax benefit of approximately $48,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. For the nine-month period ended August 31, 2003, we recorded estimated corporate tax expense of approximately $34,000.

Three Months Ended August 31, 2004 vs. Three Months Ended August 31, 2003
-------------------------------------------------------------------------

Our revenue for the three-month period ended August 31, 2004 increased by approximately $1,162,000, or approximately 91%, to approximately $2,438,000 as compared to approximately $1,276,000 reported for the three-month period ended August 31, 2003. No sales were reported by our former wholly-owned subsidiary, Essex, for the three-month period ended August 31, 2003 (See Note 7). We anticipate revenues of NRTC and Telecarrier to continue to increase in the fourth quarter of fiscal 2004, as we work to add new customers. While the number of telephone lines we serve and our customer base has continued to grow in the fourth quarter of 2004, additional growth will be directly related to the cash we have available for new line acquisition costs. See the discussion on liquidity below.

Our gross profit for the three-month period ended August 31, 2004 increased by approximately $653,000 to approximately $1,279,000 from approximately $626,000 reported in the three-month period ended August 31, 2003, and our gross profit percentage increased to approximately 52% from approximately 49% reported in the prior fiscal period. The increase in our gross profit was a direct result of increased sales due to continued growth in the number of telephone lines we serve. The gross profit percentage reflects our sales strategy to sell in only those states in which we believe we will be able to achieve a margin of over 40%. The increase in gross profit percentage is primarily due to a higher percentage of our customer base using our long distance telephone service.

SG&A increased by approximately $617,000, or approximately 59%, to approximately $1,671,000 for the three-month period ended August 31, 2004 from approximately $1,054,000 reported in the prior year fiscal period. Of this increase in expense, approximately $300,000 was in new line acquisition costs and approximately $155,000 in bad debt expense. Additionally, we curtailed our in-house billing and telemarketing efforts in the third quarter of fiscal 2003 and outsourced these functions to third-party vendors. By outsourcing these functions, we only pay for telephone lines billed and telemarketed lines accepted, thereby eliminating staffing and other associated overhead cost. For the three-month period ended August 31, 2004, our SG&A costs averaged approximately $546,000 per month, of which, approximately $207,000 represented new line acquisition costs.

Depreciation expense decreased by approximately $13,000, to approximately $4,000 for the three-month period ended August 31, 2004 as compared to approximately $17,000 for the three-month period ended August 31, 2003. The decline in depreciation expense was primarily attributable the sale of our headquarters building in the fourth quarter of fiscal 2003.

Interest expense decreased by approximately $36,000 for the three-month period ended August 31, 2004. The decrease in interest expense was primarily attributable to the repayment of a mortgage note in conjunction with the sale of our headquarters building in the fourth quarter of fiscal 2003.

Other income (loss) for the three-month period ended August 31, 2004 was a loss of approximately $22,000 as compared to a loss of approximately $34,000 for the three-month period ended August 31, 2003. The loss for the three-month period ended August 31,2004, resulted primarily from commission income of approximately $22,000, partially offset by charges for environmental costs directly related to the sale of our headquarters building in the fourth quarter of fiscal 2003 of approximately $45,000. The loss for the three-month period ended August 31, 2003, resulted primarily from the write-down of certain assets of approximately $89,000, including the write-down of certain fixed assets associated with the curtailment of our telemarketing and billing efforts in the third quarter of fiscal 2003, partially offset by rental and commission income of approximately $55,000.

Gain on the sale of assets for the three-month period ended August 31, 2003 was approximately $1,254,000 (See Note 7). We had no such sale for the three-month period ended August 31, 2004.

For the three-month period ended August 31, 2003, gain on the sale of investment securities and other investments of approximately $38,000, resulted from the sale of Talk shares. We had no such sale for the three-month period ended August 31, 2004.

Bankruptcy reorganization costs for the three-month period ended August 31, 2003 of approximately $49,000 represented legal cost associated with the TSI bankruptcy (See Note 5). No such amount was recorded in the three-month period ended August 31, 2004.

Liquidity and Capital Resources
-------------------------------

At August 31, 2004, we had cash and cash equivalents of approximately $183,000 and negative working capital of approximately $1,573,000.

Net cash used in operating activities aggregated approximately $367,000 and $1,099,000 in the nine-month periods ended August 31, 2004 and 2003, respectively. The principal use of cash in fiscal 2004 was the net change in operating assets and liabilities and the pay-off of bankruptcy liabilities. This use of cash was partially offset by the net income for the period of approximately $446,000. The principal use of cash in fiscal 2003 was the net income for the period of approximately $1,449,000, which was offset by a non-cash item, the net effect of the gain of approximately $3,511,000 on the transfer of assets of our former Essex subsidiary (See Note 7).

Net cash used in investing activities aggregated approximately $88,000 in the nine-month period ended August 31, 2004 as compared to net cash provided by investing activities that aggregated approximately $420,000 for the nine-month period ended August 31, 2003. The principal use of cash in fiscal 2004 was the purchase of equipment and software. The principal sources of cash in fiscal 2003 were the proceeds from the sale of investment securities and other investments of approximately $198,000, the proceeds from the sale of equipment of approximately $16,000 and the proceeds of a note of approximately $209,000.

Net cash used in financing activities aggregated approximately $31,000 in the nine-month period ended August 31, 2004 as compared to net cash provided by financing activities that aggregated approximately $145,000 in the nine-month period ended August 31, 2003. In fiscal 2004, the principal use of cash resulted from the repayment of debt of approximately $31,000. In fiscal 2003, net cash provided by financing activities resulted from the proceeds of short-term notes of approximately $200,000, offset by the repayment of long-term debt of approximately $55,000.

For the nine-month period ended August 31, 2004, we spent approximately $89,000 on capital expenditures, primarily for software related to our VoIP initiative. We believe our back-office systems are adequately developed and functioning well, and we anticipate only minor expenditures to further automate such systems during the next 12 months. We are continuing to pursue the utilization of a VoIP network to carry our local voice traffic. This technology is used to transmit voice conversations over a data network using the Internet Protocol. Such data network may be the Internet or may be a managed network. We do not plan to have substantial equipment purchases to carry out this initiative, although as new equipment is available, we may consider certain purchases.

We have stock purchase warrants that entitle us to purchase approximately 95,000 shares of Talk. The warrant exercise price is $6.30 per share and, at September 30, 2004, our warrants were not in-the-money, as Talk common stock was trading at approximately $5.23 per share at such date.

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

During the third fiscal quarter, we were able to spend an average of approximately $207,000 a month on customer acquisition costs. During the months of August and September 2004, we billed our customers approximately $1 million each month. With gross margins of approximately 50%, and a monthly average of SG&A costs exclusive of customer acquisition costs of approximately $339,000, we will not be able to maintain customer acquisition spending at its current level. Our customer acquisition spending in the third fiscal quarter exceeded our cash flow generated from operations. However, in our business model, the value of our company is significantly enhanced by adding and retaining new customers as soon as possible, and we would like to continue to add as many new customers as our financial resources permit. We are currently evaluating term sheets for debt financing, equity financing and a combination of both in order to have more funds to accelerate our growth. We anticipate that with such financing, we will be able to continue to accelerate our growth and also better manage and finance our transition into a VoIP provider. Our inability to secure such financing or our inability to carry out this plan may result in a rapid curtailment of our new customer acquisitions and a shut down of certain third-party telemarketing centers that are currently providing us service (See Note 6).

Item 3. Controls and Procedures
------- -----------------------

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

            Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  On July 1, 2004, we filed a Current Report on Form 8-K related to the Company's press release of such date which reported the results of the Company's second quarter and six month fiscal 2004 financial results.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            eLEC Communications Corp.


  October 15, 2004                             By: /s/ Paul H. Riss
---------------------                              ----------------
Date                                           Paul H. Riss
                                               Chief Executive Officer
                                               (Principal Financial and
                                               Accounting Officer)