Form 10KSB
period 2004-12-31
ELEC COMMUNICATIONS CORP
filed 2005-03-15
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-4465
                            eLEC COMMUNICATIONS CORP.
                 (Name of Small Business Issuer in Its Charter)

             New York                                    13-2511270
  (State or Other Jurisdiction               (I.R.S Employer Identification No.)
of Incorporation or Organization)

75 South Broadway, Suite 302, White Plains, New York          10601
      (Address of Principal Executive Offices)              (Zip Code)

                                 (914) 682-0214
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
--------------------------------------------------------------------------------

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenue for its most recent fiscal year: $9,557,600

      As of February 28, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $8,793,668.

      As of February 28, 2005, there were 16,759,282 shares outstanding of the issuer's Common Stock.

      Documents incorporated by reference: Definitive proxy statement of eLEC Communications Corp. relating to the Annual Meeting of Stockholder filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB, which is incorporated into Part II of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits List and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

      The statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation: (1) the availability of additional funds to successfully pursue our business plan; (2) the impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony; (3) the cooperation of incumbent carriers that have signed a wholesale service agreement with us to replace the unbundled network elements platform; (4) our ability to maintain, attract and integrate internal management, technical information and management information systems; (5) our ability to market our services to current and new customers and generate customer demand for our product and services in the geographical areas in which we operate; (6) our success in gaining regulatory approval to access new markets; (7) our ability to negotiate and maintain suitable interconnection agreements with the incumbent carriers;
(8) the availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost; (9) the intensity of competition; and (10) general economic conditions. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

      In this Annual Report on Form 10-KSB, we will refer to eLEC Communications Corp., a New York corporation, as "eLEC," the "Company," "we," "us," and "our."

Item 1. - Description of Business

Overview

      eLEC Communications Corp. is a telecommunications service holding company with operations in three wholly-owned subsidiaries that focus on delivering integrated telephone service by leasing landlines as a competitive local exchange carrier ("CLEC") and by utilizing high-speed Internet connections to provide Voice over Internet Protocol ("VoIP") services. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, VoIP and a full suite of features and calling plans.

      Almost all of the local telephone calls made by our customers in fiscal 2004 were routed over a circuit-switched network that we lease from Verizon Services Corp. ("Verizon"). Although we plan to increase the number of local access lines that we route over the Verizon network during fiscal 2005, we also plan to use other networks by offering local exchange services on the Qwest Corporation ("Qwest") network in some of the 14 states in which Qwest is the incumbent local exchange carrier ("ILEC") and by offering VoIP services on an Internet network over which our customers will make telephone calls through a high-speed Internet connection. When we route a telephone call by our customers over an Internet network, a carrier other than Verizon or Qwest will terminate the call for us into the public switched telephone network ("PSTN"). We also are able to terminate some calls ourselves that are made by our customers, in which cases we do not incur any marginal costs for such calls.

      Until December 31, 2004, both of our CLEC subsidiaries leased lines from Verizon, using the unbundled network elements platform ("UNE-P") service offering. UNE-P allows us to lease the network elements we need, such as the local line and the port on a local switch, so that we can provide local dial tone service to our customers. We can provide virtually all of the additional voice services provided by the ILECs, such as three-way calling, call waiting, call forwarding and caller ID. We sell our services at a fee that is at least 10% and as much as 25% less than the published rate charged by the ILEC. We also offer a bundled package of local and regional calling minutes with popular voice service features.

      We plan to continue using the UNE-P service offering for one of our CLEC subsidiaries, Telecarrier Services Inc. ("TSI"). UNE-P, however, has been the subject of various court battles between the CLECs and ILECs that may bring an end to UNE-P services. Based upon the Order on Remand in WC Docket No. 04-313 and CC Docket No. 01-338, released on February 4, 2005 (the "TRO Remand Order") by the Federal Communications Commission ("FCC"), Verizon has sent us notice that CLECs operating under UNE-P may not submit orders for completion on or after March 11, 2005. In addition, Verizon has notified us that if TSI has not made arrangements for UNE-P replacement services, TSI's embedded base of customers shall be subject to transitional rate increases established in the TRO Remand Order. Thereafter, TSI will have one year to transfer existing lines from UNE-P to another platform, unless CLECs, state public service commissions or others are successful in blocking part or all of the anticipated actions by the ILECs. TSI currently bills approximately 10,000 lines every month, and we plan to maintain its licensing and customer base while the regulatory battles are waged. However, we do not plan to add any new customers to TSI unless the regulatory environment yields results that are favorable to UNE-P-based CLECs.

      We plan to rapidly grow our other CLEC, New Rochelle Telephone Corp. ("NRTC"), which will not be impacted by the regulatory rulings relating to UNE-P. In February 2005, NRTC signed a wholesale advantage services agreement with Verizon, effective on January 1, 2005, that provides NRTC with all the features and functionalities of Verizon's UNE-P service offering, plus certain additional services. While our costs under the wholesale advantage services agreement are somewhat higher than our costs were under UNE-P, the agreement locks in this cost structure for five years and gives us a significant benefit by eliminating any regulatory uncertainty about the future of our CLEC business. NRTC will no longer be impacted by rulings of regulatory bodies relating to UNE-P that might potentially change pricing or availability of network elements to NRTC. The agreement allows us to plan for steady high-margin growth in a business that has been our core business since 1999. At March 1, 2005, NRTC had approximately 17,000 local access lines that it billed under the wholesale advantage services agreement. Pursuant to the agreement, NRTC is required to keep confidential all additional terms and conditions of the agreement.

      We also provide local and long distance telephone service on a VoIP platform through our wholly-owned subsidiary, VoX Communications Corp. ("VoX"). Unlike many other CLECs, during the past few years we avoided buying any circuit-switched equipment and instead leased circuit-switched lines from ILECs. We believe packet telephony services represent a significant step in the advancement of telecommunications. Consequently, we have focused our network building efforts on building packet telephony technology and, unlike some other VoIP providers, we have written and own the code to our own software. Ultimately, our goal is to have a wholly-owned telecommunications network that generates revenues and high margins and does not require us to lease facilities from an ILEC. By not being dependent upon an ILEC, we will be able to offer features and services we develop that can be turned on and off almost instantly without requiring an ILEC employee to intervene. We will also lower our cost of services when we route a telephone call over our packet-based network, as we will not be required to pay an ILEC for line rentals or for call origination, transport and termination.

      For the foreseeable future, we will continue to lease lines from the ILECs, as we have wholesale agreements with Verizon and Qwest that allow us to lease lines and provide Plain Old Telephone Service ("POTS"). We anticipate that these agreements will allow us to continue to obtain an acceptable gross margin on the POTS services we provide. We plan to attract VoIP-only customers on our packet-switched network and to eventually offer VoIP services to our POTS customers in NRTC and TSI. Although we believe many of our future customers will want VoIP-only services, we are finding that several accounts want VoIP services for the bulk of their telephony needs but still desire to maintain one or two POTS lines. We plan to be able to satisfy the needs of our customers for both VoIP and POTS services by maintaining our CLEC status and by continuously advancing our VoIP product offerings.

Development of Business

      We were incorporated in the State of New York under the name Sirco Products Co. Inc. in 1964 and developed a line of high quality handbags, totes, luggage and sport bags. Between 1995 and 1999, we divested our handbag and luggage operations, which had experienced several years of operating losses.

      We commenced operations in the telecommunications industry in fiscal 1998 by acquiring Essex Communications, Inc. ("Essex"), a newly-formed CLEC formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.

      In January 2000, we acquired TSI, a CLEC that operated in the states of Massachusetts, New Jersey, New York and Rhode Island and provided long distance service in 13 states. Most of TSI's operations were merged into Essex after the acquisition was completed, and we maintained TSI's licenses even though it was an inactive subsidiary. On July 29, 2002, TSI commenced a case under chapter 11 of the Bankruptcy Code. In February 2004, TSI filed a plan of reorganization pursuant to which the capital stock of a reorganized TSI would be sold by competitive bid and the proceeds from the sale of such stock would be used to make distributions to creditors of TSI. In April 2004, the court accepted our plan to purchase all the stock of a reorganized TSI for a price of $325,000.

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

      On September 3, 2002, we entered into a definitive purchase agreement to sell certain of the assets of Essex to Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"). The sale to EAC was completed on December 31, 2002. EAC purchased selected assets and assumed certain liabilities in conjunction with this transaction. The remaining shell of Essex was sold to Glad Holdings, LLC on September 11, 2003. As a result of such sale, we recorded a gain of approximately $7,314,000 in the fourth quarter of the fiscal 2003.

      In November 2002, we began the operations of NRTC, as a start-up CLEC. Since the intellectual know-how and internal systems we had developed in creating Essex were still owned by us, we were able to rebuild our customer base to a total of approximately 27,000 lines in NRTC and TSI combined, as of February 28, 2005.

      On August 4, 2004, we incorporated VoX as our wholly-owned VoIP subsidiary. VoX owns technology that enables voice communications over the Internet through the compression of voice into data packets that are transmitted over data networks and then converted back into voice signals at the other end of a telephone conversation.

      On February 8, 2005, we sold a $2,000,000 convertible note and we plan to use a substantial portion of the cash proceeds of approximately $1,744,000 from such sale for line growth in NRTC and VoX.

eLEC's Telecommunications Services

      We tailor our service offerings to meet the specific needs of small business and residential customers in our target markets. We primarily market our services through two different distribution channels. We use third-party telemarketers to attract small business and residential accounts (typically less than five telephone lines for each account), and we use agents and direct marketing to attract small business and residential accounts (typically one to 20 lines in size for each account). Based upon feedback received from our customers and analysis of the types of services the entities in each of these groups typically utilize, we tailor a basic telecommunications service package, which can be promptly adjusted to the specific needs of individual customers. To further help our customers manage their accounts, our customers can view our invoices, including unbilled telephone calls in the current month, and make payments to us of their invoices, on a secure customer web site. Customers can also input requests for repair orders, moves, adds and changes via the web site, and check their voice mail. We creatively package our services to provide "one-stop shopping" solutions for our customers, so they can purchase directly from us all of their communications requirements. Listed below are the basic categories of services that we offer:

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

            o VoIP Calling. Through our wholly-owned subsidiary, VoX, we offer VoIP services to the small business and residential marketplace. In addition to low prices, our VoIP calling plans offer a variety of features, such as Call Hold, Call Waiting, Caller ID, Call Transfer, Hunt Groups, Do Not Disturb, Call Forward, International Call Blocking, Call Return, Repeat Dialing/Redial, Extension Dialing, Anonymous Call Rejection and email notification of voicemail, all at no additional charge. Add-on features include: Multibox Voicemail, Music on Hold, Corporate Conference calling, Reassign Phone, Find me/Follow me, and Auto Attendant, among others.

Business Strategy

      Our objective is to build a profitable telephone company with minimal network costs and a stable and scalable platform. Our strategies to accomplish this objective encompass the proper management of our core CLEC telecommunications services on leased networks and the development and marketing of our own technology for VoIP-based telephony applications.

      VoIP is a new technology that is threatening the established circuit-switched businesses of the ILECs. We are looking to be a rapidly-growing second-mover in the VoIP marketplace. We believe the first-movers have helped to validate the technology and create the market, and that some of the initial VoIP providers have exited the market as quickly as they have entered it. Other first-movers have demonstrated rapid market entry and unique product variants as they rush to capture market share.

      We believe a normal speed second-mover into a market is often an imitator, and in lieu of innovation, tends to offer lower pricing. We do not intend to be a normal speed or slow speed second-mover into the VoIP market. We plan to be fast, owning and mastering our own technology, adjusting product designs and marketing efforts and doing many things that a first-mover does, all while continuing to run our CLEC business, which is currently our core business. We believe we have the resources and know-how, and the contractual commitments with two ILECs, to continue operating a CLEC business that can generate acceptable gross margins and cash flow for further growth. We plan to continue in this fashion while we develop our VoIP business.

      In establishing our VoIP business, we do not plan to compete on price, as we believe we have a stable product, and that there is enough demand for the feature-rich service we can provide so as to allow us to distinguish ourselves from lower-priced VoIP alternatives. Furthermore, a VoIP line offers substantial savings to any customer who is switching from a circuit-switched line. In addition to enjoying a retail price for an unlimited local and national calling plan of approximately $20 less per month than the cost of a POTS line, the VoIP consumer also can save approximately $10 a month in telecom taxes, as VoIP generally is considered data communications and is subject to substantially fewer taxes than a POTS line. If we need to lower our prices in the future to capture market share, we believe that option will be available to us.

      We are taking the following actions to grow our CLEC and our VoIP businesses:

            o Target Small-Business and Residential Customers for CLEC Services. We focus our CLEC sales efforts for local and long distance services on small business and residential consumers having one to five local access lines in any one location. We have elected to focus on this segment because of our ability to obtain an ample gross margin on the services provided to these customers, and because we can rapidly sell, provision and bill these accounts with electronic feeds from third-party verification companies. We also believe that the ILECs and facilities-based CLECs may be less likely to apply significant resources to obtaining or retaining these smaller customers. We expect to attract and retain these customers through telemarketers and agents, by offering bundled local and long distance services, as well as enhanced telecommunication services, at competitive long distance rates, by responsive customer service and support and by offering new and innovative products.

            o Achieve Market Share with Competitive Pricing. We always price our CLEC services at a discount to the same services provided by an ILEC. We can ascertain the prices the ILECs charge by accessing the rates they have filed with the various state public service commissions. Our two largest CLEC competitors have announced they are in the process of being purchased by an ILEC. We anticipate that these purchases may help to eliminate some of our competition as a CLEC.

            o Market VoIP Services to ILEC Customers. We believe we are very good at selling POTS lines one at a time. Since February 15, 2005, we have sold on average approximately 300 POTS lines a day, and we generally can provision and bill these lines within approximately three days of the sale. Similarly, we plan to sell VoIP lines one at a time to residential consumers, as there are many advantages in both speed and simplicity when we only have to provision one line per location.

            o Offer VoIP on a Wholesale Basis. We believe our VoIP platform is scalable and stable. We designed and built our platform with the intention of carrying more than one million customers. We plan to allow other entities that want to offer VoIP to an existing customer base to use our platform on a wholesale basis. An independent cable company, for example, may not have the technological expertise to build its own VoIP platform, or may realize that any efforts to do so would take more than a year to accomplish. We plan to attract several wholesale accounts by offering our platform on a private label basis.

            o Offer VoIP to Businesses. We also have an Internet-based PBX solution that we are offering to business customers. Businesses that have multiple locations that call each other continuously should achieve substantial savings from accessing a VoIP platform. One obvious savings from implementing a VoIP platform is that calls from one office to another that are transported entirely on a VoIP platform will have no marginal cost. As a result, we do not charge customers using our VoIP platform for these calls. Typically, a new business customer will need to buy additional telephone equipment to access our VoIP platform. However, the monthly savings on line charges and usage should quickly pay for the equipment investment.

            o Utilize our Technological Expertise in VoIP to Add New Products. We have developed a robust VoIP platform that we intend to use to develop further product enhancements. By adding new features and technologically innovative products, we believe we can continue to attract new customers and provide additional incentives for current customers to continue using our services.

Competition in the Telecommunications Industry

      The local telecommunications market is a highly competitive environment and is dominated by ILECs. Based upon the geographical locations in which we currently sell services, Verizon is our largest competitor. Verizon has a "win-back" program through which it approaches former customers lost to a CLEC or other competitor in an attempt to have the former customers switch back to its services. Most of our actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Furthermore, our established competitors, such as the ILECs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act of 1996 reduced barriers to entry into the local market, future regulatory decisions could increase the rates that CLECs must pay ILECs for use of ILEC facilities, which would result in lower margins for CLECs and lessen the ability of CLECs to offer consumers a significant percentage savings on their telephone bill. Our CLEC subsidiary, TSI, may face some of these regulatory challenges. However, our CLEC subsidiary, NRTC, has commercial agreements with two ILECs and should not be subject to future regulatory decisions involving the prices that ILECs can charge.

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

      The long distance market, in comparison to the local market, has relatively insignificant barriers to entry and has been populated by numerous entities that compete for the same customers by frequently offering promotional incentives and lower rates. We compete with many such companies that do not offer any service other than long distance, and we compete with established major carriers, such as AT&T and MCI. We believe our bundled package of local services and our attentive customer service department will help us compete in this market. We will also have to maintain high quality and low cost services to compete effectively. In many instances, we must be in a position to reduce our rates to remain competitive. Such reductions could adversely impact our results of operations if we do not also provide other services to our long distance customers.

      We also compete with wholesale DSL carriers, including companies such as Covad Communications Group, Inc., that offer DSL services and other data related products. Many DSL carriers have significant strategic equity investors, marketing alliances and product development partners, and have obtained licenses to operate as a CLEC. Additionally, many of these competitors are offering, or may soon offer, VoIP services that may take business away from our CLECs or from VoX. VoIP competitors include the brands AT&T, Lingo, Net2phone, Packet8 and Vonage, as well as several ILECs.

Government Regulation

      Local and long distance telecommunications services provided by CLECs are subject to regulation by the FCC and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services and require us to file tariffs and obtain approval for intrastate service provided in the states in which we currently market our services. We must obtain and maintain certificates of public convenience and necessity from regulatory authorities in the states in which we operate. We are also required to file and obtain prior regulatory approval for tariffs and intrastate services. In addition, we must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services we offer. Changes in existing laws and regulations, particularly regulations resulting in increased price competition, may have a significant impact on our business activities and on our future operating results. We are also subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising and direct marketing of our products and services.

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

      The use of the Internet and VoIP networks as a way of providing voice services is a relatively recent development. Although the provisioning of such services is currently permitted by United States law and is largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of voice communications services over the Internet. Various regulatory actions are underway or are being contemplated by federal, state and local authorities, including the FCC, state regulatory agencies and local governments. To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing legacy telecommunication carriers, including the obligation to pay access charges and contribute to the universal service fund. More aggressive domestic or international regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business plan, financial condition and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of Internet telephony services.

Employees

      At February 28, 2005, we employed 46 employees, of whom 40 were employed on a full-time basis and six were employed on a part-time basis. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Item 2. - Description of Property

      The following table sets forth pertinent facts concerning our office leases at February 15, 2005.

            Location             Use       Approximate Square Feet   Annual Rent
            --------             ---       -----------------------   -----------

    75 South Broadway           Office             4,000               $72,000
    White Plains, NY 10601

    118 Celebration Avenue      Office             2,000               $51,600
    Celebration, FL 34747

      The lease for our office space in White Plains, New York is a five-year lease that began on December 1, 2003 and our lease for our office space in Celebration, Florida is a three-year lease that began on February 1, 2005. We believe this space is adequate for our current operating needs. We have no other leased or owned properties.

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

Item 4. - Submission of Matters To a Vote of Security Holders

      None.

                                     PART II

Item 5. - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

      Our common stock currently trades on The OTC Bulletin Board(R) ("OTCBB") under the symbol ELEC. The high and low sales price for each quarterly period of our last two fiscal years are listed below:

                                              High               Low
                                              ----               ---
              Fiscal 2003
              -----------
                       1st Quarter            $0.08             $0.04
                       2nd Quarter             0.16              0.05
                       3rd Quarter             0.14              0.08
                       4th Quarter             0.21              0.08

              Fiscal 2004
              -----------
                       1st Quarter            $0.25             $0.13
                       2nd Quarter             0.26              0.14
                       3rd Quarter             0.36              0.14
                       4th Quarter             0.40              0.21

      The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of February 28, 2005, there were 235 holders of record of our common stock and approximately 4,000 beneficial holders.

      We have never paid dividends on our common stock and do not expected to do so in the foreseeable future. Our loan agreement with Laurus Master Funds, Ltd. ("Laurus") does not allow us to directly or indirectly declare or pay any dividends so long as our secured convertible term note to Laurus remains outstanding.

      The  following  table  provides  information  as of November 30, 2004 with
respect  to  shares  of  our  common  stock  that  are  issuable   under  equity
compensation plans.

                                                                                                  Number of securities
                                                                                                 remaining available to
                                                Number of securities                              future issuance under
                                                  to be issued upon        Weighted-average        equity compensation
                                                    exercise of            exercise price of        plans (excluding
                                                outstanding options,      outstanding options,   securities reflected in
                                                 warrants and rights      warrants and rights           column (a))
           Plan Category                                 (a)                      (b)                      (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:

Employee Stock Option Plan (1)                        1,572,500                $    0.59                  453,215
1996 Restricted Stock Plan (2)                               --                                           400,000
                                                      ---------                                         ---------
                              Subtotal                1,572,500                                           853,215
                                                      ---------                                         ---------

Equity compensation plans not
approved by security holders:

Employee stock options                                1,900,000                     0.24                       --
RFC Warrants (3)                                        200,000                     1.54                       --
Kaufman Bros. Warrants (4)                              350,000                     1.88                       --
                                                      ---------                                         ---------
                              Subtotal                2,450,000
                                                      ---------

                                 Total                4,022,500                                           853,215
                                                      =========                                         =========

----------
(1) Our Employee Stock Option Plan allows for the granting of share options to Board members, officers, non-officer employees and consultants.

(2) Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(3) A former lender, RFC Capital Corp., was issued warrants (the "RFC Warrants") in conjunction with a revolving credit facility. The facility has been retired; however, the RFC Warrants will remain outstanding until exercised or until the expiration date of October 23, 2010.

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

Plan of Operation

      Our financial condition was significantly improved in February 2005, when we sold to Laurus our fixed rate convertible term note in the principal amount of $2,000,000 and entered into a wholesale services agreement with Verizon. The promissory note issued to Laurus has a three-year term, is payable in thirty-three equal monthly principal installments of $60,606, plus monthly interest at the rate of prime plus 3% per annum, beginning on May 1, 2005, and is convertible into shares of our common stock at a conversion price of $0.63 per share, subject to adjustment. The result of these two transactions is that we now have cash balances that we can use for new customer acquisitions, and a five-year agreement that will allow us to continue our core business regardless of whether the FCC or state public service commissions rule in favor of or against UNE-P.

      Our primary methods of obtaining new customer accounts will continue to be through telemarketing and outside sales agents. We believe these are effective low-cost methods of building new accounts, and our past history with these customer acquisition methods is helpful in planning and budgeting our operations on a going-forward basis. While we believe our cash balances are adequate for continued growth, our cash balances may not be sufficient to generate the growth we desire for our VoIP subsidiary. We plan to reassess our cash requirements for VoIP on a regular basis as we begin adding customers to our platform.

      We expect to have controlled capital expenditures for our VoIP product during the next 12 months. The amount expended will depend on demand for our product. If we experience higher demand and strong sales growth, we will require additional equipment expenditures. We believe we will be able to make such expenditures as we grow our business so that the utilization percentages of our network equipment will remain high. We do not see a need to purchase network assets that may remain idle or underutilized.

Fiscal Year 2004 Compared to Fiscal Year 2003

      Our revenues for fiscal 2004 increased by approximately $3,990,000, or approximately 72%, to approximately $9,558,000 as compared to approximately $5,568,000 reported for fiscal 2003. The growth in revenues is directly related to the growth in our customer base or number of local access lines that we served. We ended fiscal 2004 with 24,034 billed lines, as compared to 10,835 billed lines at November 30, 2003. Although the line count increased by 13,199 lines, or 122%, in fiscal 2004, due to insufficient cash flow to support our telemarketing costs in the first half of fiscal 2004, most of the increase came in the second half of our fiscal year. Therefore, annual revenues did not increase by the same percentage as the percentage increase in our line count. We anticipate that, by utilizing the majority of the net proceeds we received from the Laurus financing we completed in February 2005 for marketing purposes to attract new customers, we will be able to continue to grow our line count by more than 100% in fiscal 2005. Several large CLECs that sell in New Jersey, New York and Pennsylvania have indicated to the public that they are decreasing or discontinuing their selling efforts to new customers because of the TRO Remand Order. We anticipate that the reduced competition in these states will be a factor that will help us to retain our current selling prices in those states, which currently average monthly revenues of approximately $50 per line. We also believe the decrease in the number of competitors may make our selling efforts somewhat easier than we have experienced in the past.

      Our gross profit for fiscal 2004 increased by approximately $2,018,000 to approximately $4,820,000 from approximately $2,802,000 reported in fiscal 2003, while our gross profit percentage of 50.4% in fiscal 2004 as compared to 50.3% in fiscal 2003 essentially remained the same from fiscal period to fiscal period. The increase in our dollars of gross profit resulted from the increase in our customer base in fiscal 2004 over fiscal 2003. Our gross profit percentage of approximately 50.4% reflects our sales strategy to sell only in those states in which we believe we will be able to achieve a gross margin of over 40%. Our selling strategy in fiscal 2005 is to continue to sell in states that offer the opportunity to achieve higher margins. However, we do not anticipate achieving a 50% gross margin in fiscal 2005 because our cost of services are higher under our wholesale services agreement with Verizon than we previously experienced while operating under UNE-P. We have passed on this increase in cost to new customers beginning on October 1, 2004, but we have not raised our prices to our existing customers and do not intend to do so in the near future. During fiscal 2005, we also plan to begin selling in localities serviced by Qwest. Although we will begin selling in areas in which we believe we can achieve a gross margin greater than 40%, we do not believe we will achieve gross margins of 50%. In addition, we plan to sell VoIP services nationwide in fiscal 2005. The margins for such services will be dependent on the cost structures we negotiate with carriers for wholesale services or to terminate calls made by our VoIP customers to a traditional landline telephone. Gross margins may also be impacted by product mix in 2005. If we have success in selling our VoIP to wholesale VoIP customers, our gross margins will be lower than if we only sell directly to individual end-users.

      Selling, general and administrative expenses ("SG&A") decreased by approximately $215,000, or approximately 3.8%, to approximately $5,447,000 for fiscal 2004 from approximately $5,662,000 reported in the prior year fiscal period. Although we grew our revenues significantly in fiscal 2004, we were able to limit our SG&A. Our occupancy costs were substantially lower in fiscal 2004, as we incurred rental expense of approximately $6,000 per month under our existing headquarters lease as compared to the occupancy costs of approximately $22,000 per month we incurred in operating our former headquarters building, which we sold in the fourth quarter of fiscal 2003. We believe there are no additional areas in which we can materially reduce our SG&A going forward, and we anticipate our SG&A will increase significantly in fiscal 2005 as we add new customers. We pay outside sales agencies approximately $45 a line for each new local access line they bring to us, and we pay independent verification companies approximately $3 a line for a recorded letter of agency from each new customer. We anticipate new line acquisition costs will increase from approximately $385,000 a quarter in fiscal 2004 to up to one million dollars a quarter in fiscal 2005 as we attempt to rapidly increase our customer base.

      Depreciation expense decreased by approximately $74,000, to approximately $14,000 for fiscal 2004 as compared to approximately $88,000 for fiscal 2003. The decline in depreciation expense was primarily attributable to the sale of our headquarters building in the fourth quarter of fiscal 2003 and to the sale of certain assets to EAC in the first quarter of fiscal 2003.

      Interest expense decreased by approximately $172,000, to approximately $3,000 for fiscal 2004 as compared to approximately $175,000 for fiscal 2003. The decrease in interest expense was primarily attributable to the repayment of a mortgage note in conjunction with the sale of our headquarters building in the fourth quarter of fiscal 2003. We anticipate interest expense for fiscal 2005 will increase due to the interest that we project we will pay on the debt that we have incurred in 2005.

      Other income, net for fiscal 2004 was approximately $46,000 as compared to approximately $164,000 for fiscal 2003. The income for fiscal 2004 resulted primarily from commission income of approximately $88,000, which was partially offset by charges for environmental costs of approximately $45,000 directly related to the sale of our headquarters building in the fourth quarter of fiscal 2003. The income for fiscal 2003 resulted primarily from rental and commission income of approximately $210,000, which was partially offset by the write-down of our investment in Cordia Corporation of approximately $71,000.

      In fiscal 2004, we reported income of approximately $904,000 from debt reduction related to the TSI bankruptcy. No such income was reported in fiscal 2003. Bankruptcy reorganization costs for fiscal years 2004 and 2003 of approximately $161,000 and $70,000, respectively, represented legal cost associated with the TSI bankruptcy.

      In fiscal 2003, we sold Essex assets, Essex stock and our headquarters building. The sales netted a gain of approximately $11,306,000. We had no such asset sales in fiscal 2004.

      In fiscal 2004, gain on the sale of investment securities and other investments of approximately $1,000, resulted from the sale of Cordia Corporation ("Cordia") shares as compared to the gain of approximately $122,000 in fiscal 2003, which resulted from the sale of shares of Cordia and Talk America Holdings Inc. ("Talk").

      In fiscal 2004, we recorded a net tax benefit of approximately $48,000 offset by a current year provision of $22,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. In fiscal, 2003, we recorded estimated corporate tax expense of approximately $75,000.

Liquidity and Capital Resources

      At November 30, 2004, we had cash and cash equivalents of approximately $372,000 and negative working capital of approximately $1,939,000 as compared to cash and cash equivalents of approximately $669,000 and negative working capital of approximately $1,938,000 at November 30, 2003. On February 8, 2005, we received net proceeds of $1,744,500 from the sale of a $2 million secured convertible term note.

      Net cash used in operating activities aggregated approximately $80,000 and $1,636,000 in fiscal 2004 and 2003, respectively. The principal use of cash from operating activities in fiscal 2004 was the increase in accounts receivable of approximately $1,590,000, which was offset by a non-cash item, an increase in the provision for doubtful accounts of approximately $1,049,000. The principal use of cash from operating activities in fiscal 2003 was net income of approximately $8,323,000, which was offset by non-cash gains on the sale of the Essex assets and subsidiary of approximately $10,825,000.

      Net cash (used in) provided by investing activities aggregated approximately ($186,000) and $2,529,000 in fiscal 2004 and 2003, respectively. The principal use of cash from financing activities in fiscal 2004 was the purchase of property and equipment of approximately $182,000. The principal source of cash from investing activities was the net proceeds of $2,100,000 received from the sale of our corporate headquarters building.

      Net cash used in financing activities aggregated approximately $31,000 and $1,163,000 in fiscal 2004 and 2003, respectively. In fiscal 2004, net cash used in financing activities resulted from the repayment of debt. In fiscal 2003, net cash used in financing activities resulted principally from the repayment of the mortgage note payable in respect of our former headquarters building of $1,100,000.

      In fiscal 2004, we spent approximately $180,000 on capital expenditures, primarily for software related to our VoIP initiative. We intend to spend a similar amount for software enhancements in fiscal 2005. We believe we will also make capital expenditures for our VoIP platform and that capital additions will be flexible depending upon the number of customers that we are able to attract to our network.

      We have stock purchase warrants that entitle us to purchase approximately 95,000 shares of Talk. The warrant exercise price is $6.30 per share and, at February 28, 2005, our warrants were not in-the-money, as Talk common stock was trading at approximately $6.15 per share at such date.

      We have reported profits in the last two fiscal years, but we have also sustained net losses from operations during this time period, as we have worked to build our customer base since the sale of almost all of our customers on December 31, 2002. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe that current cash and cash equivalents will be sufficient to finance our operations through at least the next twelve months. However, we continually evaluate our cash needs and growth opportunities and we anticipate seeking additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that would be acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives.

New Accounting Standards

      The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are incorporated herein by reference.

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

            *     valuation of long-lived assets; and

            *     income tax valuation allowance.

      We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

            * it requires assumptions to be made that were uncertain at the time the estimate was made; and

            * changes in the estimate, or the use of different estimating methods, could have a material impact on our consolidated results of operations or financial condition.

      Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to our consolidated financial statements, which are included in this Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

Accounts Receivable

      In an effort to increase the number of customer lines, we attempt to purchase lists of potential customers that have credit scores that are deemed to be credit worthy. Other than having an acceptable credit score, we do not perform significant initial credit evaluations of our customers. Once a customer is billed for services, we actively manage the accounts receivable to minimize credit risk.

      We maintain an allowance for doubtful accounts, which is estimated based upon historical experience as well as specific customer collection issues that have been identified. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Impairment of Long-Lived Assets

      We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2004 and 2003, there were no impairment losses.

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

Item 7. - Financial Statements

      The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-2 to our consolidated financial statements are herein incorporated:

    Consolidated balance sheet - November 30, 2004

    Consolidated statements of operations - Years ended November 30, 2004 and
    2003

    Consolidated statements of stockholders' equity deficiency - Years ended November 30, 2004 and 2003

    Consolidated statements of cash flows - Years ended November 30, 2004 and
    2003

    Notes to consolidated financial statements - Years ended November 30, 2004 and 2003
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors
eLEC Communications Corp.
White Plains, New York

We have audited the consolidated balance sheet of eLEC Communications Corp. and subsidiaries as of November 30, 2004, and the consolidated statements of operations, stockholders' equity deficiency, and cash flows for the years ended November 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and subsidiaries as of November 30, 2004, and the consolidated results of their operations and cash flows for the years ended November 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


                                        NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
March 4, 2005
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 2004


                                     ASSETS
                                                                  2004
                                                              ------------
Current assets
     Cash and cash equivalents                                $    371,852
     Accounts receivable, net of allowance of
         $547,768                                                1,247,063
     Prepaid expenses and other current assets                      42,179
                                                              ------------

                     Total current assets                        1,661,094

Property and equipment, net                                        192,413

Other assets                                                        50,295
                                                              ------------

                     Total assets                             $  1,903,802
                                                              ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

                                                                  2004
                                                              ------------
Current liabilities:
     Current portion of capital
         lease obligations                                    $     32,100
     Accounts payable and accrued expenses                       2,445,947
     Taxes payable                                                 721,108
     Due to related parties                                         59,384
     Deferred revenues                                             341,702
                                                              ------------

                     Total current liabilities                   3,600,241
                                                              ------------

Stockholders' equity deficiency:
     Common stock, $.10 par value; 50,000,000 shares
         authorized; 16,254,282 shares issued                    1,625,428
     Capital in excess of par value                             25,624,234
     Deficit                                                   (28,943,850)
     Accumulated other comprehensive loss, unrealized
         loss on securities                                         (2,251)
                                                              ------------

                     Total stockholders' equity deficiency      (1,696,439)
                                                              ------------

                     Total liabilities and stockholders'
                          equity  deficiency                  $  1,903,802
                                                              ------------


          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                        2004             2003
                                                                    ------------     ------------
Revenues                                                            $  9,557,600     $  5,568,004
                                                                    ------------     ------------

Cost and expenses:
     Cost of services                                                  4,738,038        2,765,811
     Selling, general and administrative                               5,447,232        5,662,085
     Depreciation                                                         14,480           88,460
                                                                    ------------     ------------

                     Total costs and expenses                         10,199,750        8,516,356
                                                                    ------------     ------------

Loss from operations                                                    (642,150)      (2,948,352)
                                                                    ------------     ------------

Other income (expense):
     Interest expense                                                     (3,126)        (174,800)
     Other income, net                                                    45,795          163,528
     Gain on sale of investment securities and other investments             770          121,687
     Gain on disposition of subsidiary                                        --       10,825,332
     Gain on sale and disposal of property, plant and equipment               --          480,574
                                                                    ------------     ------------

                     Total other income                                   43,439       11,416,321
                                                                    ------------     ------------

Income (loss) before bankruptcy reorganization
    items and income tax (benefit) expense                              (598,711)       8,467,969
                                                                    ------------     ------------

Reorganization items:
    Gain on settlement with creditors                                    904,027               --
    Professional fees                                                   (161,000)         (69,758)
                                                                    ------------     ------------

                                                                         743,027          (69,758)
                                                                    ------------     ------------

Income before income tax (benefit) expense                               144,316        8,398,211

Income tax (benefit) expense                                             (25,937)          75,000
                                                                    ------------     ------------

Net income                                                          $    170,253     $  8,323,211
                                                                    ------------     ------------

Basic income per share                                              $        .01     $        .53
                                                                    ------------     ------------
Diluted income per share                                            $        .01     $        .53
                                                                    ------------     ------------

Weighted average number of common shares outstanding:
        Basic                                                         16,254,282       15,771,219
                                                                    ------------     ------------
        Diluted                                                       16,715,808       15,841,941
                                                                    ------------     ------------

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                 Preferred Stock                  Common Stock              Capital
                                          ----------------------------    ----------------------------    in Excess of
                                             Shares          Amount          Shares          Amount        Par Value
                                          ------------    ------------    ------------    ------------    ------------
Balance, December 1, 2002                           16    $          2      15,619,282    $  1,561,928    $ 25,671,342


     Net income

     Less reclassification
         adjustment for gains realized
         in net income


     Comprehensive income

     Stock issued for interest
         expense                                                               630,000          63,000         (19,110)

     Conversion of Series B
          preferred stock to common
          stock                                    (16)             (2)         16,000           1,600          (1,598)
                                          ------------    ------------    ------------    ------------    ------------

Balance, November 30, 2003                          --              --      16,265,282       1,626,528      25,650,634


     Net income

    Unrealized holding loss


     Comprehensive income

     Retirement of treasury stock                                              (11,000)         (1,100)        (26,400)
                                          ------------    ------------    ------------    ------------    ------------

Balance, November 30, 2004                          --              --      16,254,282    $  1,625,428    $ 25,624,234
                                          ============    ============    ============    ============    ============

                                                                            Accumulated        Total
                                                                               Other        Stockholders'
                                                             Treasury      Comprehensive       Equity
                                             Deficit          Stock        income (Loss)     Deficiency
                                          ------------     ------------    -------------    -------------
Balance, December 1, 2002                 $(37,437,314)    $    (27,500)   $     69,922     $(10,161,620)
                                                                                            ------------

     Net income                              8,323,211                                         8,323,211

     Less reclassification
         adjustment for gains realized
         in net income                                                          (69,922)         (69,922)
                                                                                            ------------

     Comprehensive income                                                                      8,253,289

     Stock issued for interest
         expense                                                                                  43,890

     Conversion of Series B
          preferred stock to common
          stock                                                                                       --
                                          ------------     ------------    ------------     ------------

Balance, November 30, 2003                 (29,114,103)         (27,500)             --       (1,864,441)
                                                                                            ------------

     Net income                                170,253                                           170,253

    Unrealized holding loss                                                      (2,251)          (2,251)
                                                                                            ------------

     Comprehensive income                                                                        168,002

     Retirement of treasury stock                                27,500                               --
                                          ------------     ------------    ------------     ------------

Balance, November 30, 2004                $(28,943,850)    $         --    $     (2,251)    $ (1,696,439)
                                          ============     ============    ============     ============

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                  2004             2003
                                                              ------------     ------------
Operating activities:
     Net income                                               $    170,253     $  8,323,211
     Adjustments to reconcile net income to net cash
         used in operating activities:
             Depreciation                                           14,480           88,460
             Gain on sale of investment securities                      --          (87,965)
             Gain on sale of other investments                          --          (33,722)
             Loss on write-down of other investments                    --           71,430
             Gain loss on sale and disposal of property,
                 plant and equipment                                    --         (480,574)
             Gain on settlement with creditors                    (904,027)              --
             Stock issued for interest expense                          --           43,890
             Gain on disposition of subsidiary                          --      (10,825,332)
             Provision for losses on accounts receivable         1,048,559          981,920
             Changes in assets and liabilities:
                 Accounts receivable                            (1,590,973)      (1,517,838)
                 Prepaid expenses and other current assets         140,251           97,399
                 Distribution to bankruptcy creditors             (301,170)              --
                 Other assets                                           --          189,855
                 Accounts payable and accrued expenses           1,050,704          915,065
                 Taxes payable                                     315,011          406,097
                 Deferred revenues                                 220,564          121,138
                 Related party, net                               (243,684)          71,363
                                                              ------------     ------------

Net cash used in operating activities                              (80,032)      (1,635,603)
                                                              ------------     ------------

Investing activities, net of effects of acquisitions:
     Purchase of property and equipment                           (181,502)              --
     Proceeds from sale of investment securities                        --           98,274
     Proceeds from sale of other investments                            --          100,000
     Purchase of investment securities                              (4,546)              --
     Proceeds from sale of property, plant and equipment                --        2,121,746
     Proceeds from collection of other assets                           --          209,102
                                                              ------------     ------------

Net cash provided by (used in) investing activities               (186,048)       2,529,122
                                                              ------------     ------------

                                   (Continued)

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                            2004            2003
                                                        -----------     -----------
Financing activities:
     Proceeds from short-term borrowings                $        --     $   380,000
     Repayment of short-term borrowings                          --        (380,000)
     Repayment of long-term debt                             (7,260)     (1,163,025)
     Principal payments on pre-petition bank debt in
         bankruptcy proceedings                             (23,830)             --
                                                        -----------     -----------

Net cash used in financing activities                       (31,090)     (1,163,025)
                                                        -----------     -----------

Decrease in cash and cash equivalents                      (297,170)       (269,506)

Cash and cash equivalents at beginning of year              669,022         938,528
                                                        -----------     -----------

Cash and cash equivalents at end of year                $   371,852     $   669,022
                                                        ===========     ===========

Cash paid during the year for:
     Interest                                           $     3,126     $   121,532
                                                        ===========     ===========
     Taxes                                              $    27,593     $        --
                                                        ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:

      See Notes 5 and 12

          See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles
      ------------------------------------------------------------

      Description of Business and Concentrations

      eLEC Communications Corp. ("eLEC" or the "Company") is a full-service telecommunications company that focuses on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry and by utilizing high-speed internet connections to provide voice over internet protocol services which is intended to be available to customers in fiscal 2005. The Company offers small businesses and residential customers an integrated set of telecommunications products and services, including local exchange, local access, and domestic and international long distance telephone.

      The Company presently operates in one business segment. The principal focus of the Company, as a CLEC, is to resell and provide low cost alternative telecommunication services and other bundled services, focusing on small business users and residential customers.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in less than 20% owned companies that do not have readily determinable fair values were carried at cost prior to their disposition.

      Investment Securities

      In accordance with generally accepted accounting principles, the Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investment securities be classified as trading, held-to-maturity or available-for-sale. Investment securities at November 30, 2004 consisted of equity securities classified as available-for-sale and are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1     Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Property, Plant and Equipment and Depreciation

      Property, plant and equipment are recorded at cost. Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are three to five years for computer equipment and software, five to ten years for machinery and equipment, and the lesser of the estimated useful life or the life of the lease for leasehold improvements.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Collectibility of Accounts Receivable

      Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers and generally does not require collateral. During fiscal years ended November 30, 2004 and 2003, the Company accepted most new customers and extended initial credit without an evaluation of the credit history or financial condition of the customer. In the fourth quarter of the year ended November 30, 2004, the Company made an effort to improve the acceptance of new customers by requiring certain minimum credit scores by new applicants. Once a customer is billed for services, the Company actively manages the accounts receivable to minimize credit risk. Approximately $96,000 as of November 30, 2004 represented net amounts due (after allowance for doubtful collection) from entities in the telecommunications industry related to carrier interconnection and access.

      In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer's service and provides an allowance for the related amount receivable from the customer. The Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and their ability to make required payments was to become impaired, increases in these allowances may be required. The Company actively manages its accounts receivable to minimize credit risk. As of November 30, 2004, the Company had no individual customer that constituted more than 10% of its accounts receivable.

      During the years ended November 30, 2004 and 2003, the Company recorded bad debt expense of approximately $1,049,000 and $982,000.

      Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share included the dilutive effect of stock options, warrants, and in 2003, convertible preferred stock. Approximately 1,130,000 and 1,500,000 of the Company's stock options and warrants were excluded from the 2004 and 2003 calculation of diluted earnings per share because the exercise price of the stock options and warrants were greater than the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Advertising

      Advertising costs are expensed as incurred. Advertising expense amounted to approximately $1,000 in 2004 and $27,000 in 2003.

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

      o     Capital Lessee Obligations

            The fair value of the Company's capital lessee obligations is estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

      The Company has no instruments with significant off-balance-sheet risk.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Stock Compensation Plan

      The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earning per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

      The Company's 1995 Stock Option Plan (the "Plan") provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the Plan, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (an "Affiliate"), 110% of the market price on the date of grant. As of November 30, 2004, approximately 450,000 option shares remain available for future issuance.

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

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2004 and 2003, respectively: annual dividends of $ -0-for both years, expected volatility of 158% and 159%, risk-free interest rate of 1.25% and 1.15%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2004 and 2003 was $.21 and $.09, respectively.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Stock Compensation Plan (Continued)

      Under the above model, the total value of stock options granted in 2004 and 2003 was $466,273 and $68,574, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                                   2004           2003
                                                                                ----------     ----------
         Net income:
           As reported                                                          $  170,253     $8,323,211
           Stock-based compensation cost, net of
              related tax effects, that would have been
              included in the determination of net income
              if the fair value based method had been
              applied to all awards                                                279,145        294,338
                                                                                ----------     ----------
           Proforma net income (loss)                                           ($ 108,892)    $8,028,873

         Basic earnings (loss) per share:
             As reported                                                         $     .01     $      .53
             Proforma                                                           ($     .01)    $      .51

         Diluted earnings (loss) per share:
             As reported                                                         $     .01     $      .53
             Proforma                                                           ($     .01)    $      .51

         Stock-based employee compensation
           cost, net of related tax effects, included
           in the determination of net income as
           reported                                                              $     -0-     $      -0-
                                                                                ----------     ----------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles
      ------------------------------------------------------------

      Recent Accounting Pronouncements (Continued)

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be measured each reporting period. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, accounting for Stock Issued to Employees. SFAS 123(R) is effective as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).

      In December 2003, the FASB issued a revision to SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", which revision is effective for fiscal years ending after December 15, 2003. The adoption of this revision does not have any impact on the Company's results of operations or financial position, but requires additional disclosures related to the Company's defined benefit plan (See Note 9).

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which is effective for fiscal years ending after December 15, 2002. The provisions of this statement provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, and requires disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The Company did not change its accounting method for stock-based employee compensation and, accordingly, the provisions of this new standard did not have a material impact on its consolidated results of operations and financial position.

      Reclassification

      Certain 2003 amounts related to the bankruptcy of TSI and certain other items have been reclassified to conform to the 2004 presentation.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

2.    Investment Securities
      ---------------------

      At November 30, 2004:

                                                         Fair        Unrealized
                                           Cost          Value      Holding Loss
                                          -------       -------     ------------

         Equity securities included
             in other assets              $ 4,546       $ 2,295       ($2,251)
                                          -------       -------       -------

      The Company holds a non-marketable warrant to purchase 95,238 of shares of Talk America Holding, Inc. ("Talk") at $6.30 per share, expiring in 2005. As of November 30, 2004, the Talk shares closed at $6.32 per share.

3.    Other Investments
      -----------------

      The Company held shares in Cordia Corporation (Cordia), a publicly-held company whose shares were quoted in the over-the-counter market. Cordia is controlled by entities owned by a shareholder and former employee of the Company and members of his family. Due to the thinly-traded nature of the Cordia shares, such shares had not been accounted for as marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, but instead were carried at cost.

      During the years ended November 30, 2004 and 2003, the Company sold 2,000 and 70,000 shares of Cordia stock, resulting in gains of $770 and $33,722. The shares were sold at a significant discount to published market prices. At November 30, 2003, the Company wrote off its remaining investment in Cordia amounting to $71,430, because the value of the Cordia investment was deemed to be worthless. At November 30, 2004, the Company held 81,180 shares of Cordia.

4.    Property, Plant and Equipment
      -----------------------------

                                                             2004
                                                           --------

         Machinery and equipment                           $ 82,605
         Computer equipment and software                    448,780
         Furniture and fixtures                              90,452
                                                           --------
                                                            621,837
         Less accumulated depreciation and amortization     429,424
                                                           --------

                                                           $192,413
                                                           --------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

4.    Property, Plant and Equipment (Continued)
      -----------------------------------------

      On October 8, 2003, the Company sold its New Rochelle, New York corporate headquarters. The Company received proceeds of $2,200,000 and used $1,100,000 of such proceeds to retire in full the mortgage note on this property (Note 6). As a result of the sale, the Company recorded a gain of approximately $546,000 in the fourth quarter of 2003.

      The Company placed approximately $100,000 in escrow to be used to remedy potential environmental costs. As of November 30, 2003, approximately $91,000 remained in escrow. In 2004, all but approximately $46,000 was returned to the Company and the balance was used to cover environmental costs. The $45,000 expense is included in other income, net.

5.    Short-Term Borrowings
      ---------------------

      Short-term borrowings as of November 30, 2003 consisted of an unsecured line of credit agreement with a finance company, up to $150,000, due on demand with interest payable monthly at the prime lending rate plus 2%. This liability was settled on April 8, 2004 as part of a Plan of Reorganization (see Note 8).

      During the year ended November 30, 2003, the Company borrowed $380,000 from certain individuals that was repaid upon the sale of the corporate headquarters described in Note 4. Interest expense related to such borrowings amounted to approximately $45,000, including the issuance by the Company of 630,000 shares of common stock valued at approximately $44,000.

6.    Long-Term Debt and Capital Lease Obligations
      --------------------------------------------

      On December 7, 2000, the Company acquired a building in New Rochelle, New York, which served as the Company's headquarters. The purchase price of the building was $1,500,000, of which $1,100,000 was paid with the proceeds of a mortgage loan from the seller, and the remainder of the purchase price was paid in cash at closing. The mortgage loan required interest payments only on a monthly basis through December 2005, when the entire loan principal balance became due. The interest rate was 10% through December 2001, and 11% for the remaining period. See Note 4 regarding sale of the building and repayment of the mortgage loan.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

6.    Long-Term Debt and Capital Lease Obligations (Continued)
      --------------------------------------------------------

      Long-term debt consists of the following:

                                                       2004
                                                     -------

         Capital lease obligations (Note 10)         $32,100

         Less current maturities                      32,100
                                                     -------

                                                     $    --
                                                     =======

7.    Income Taxes
      ------------

      At November 30, 2004, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $20,850,000 expiring in the years 2008 through 2024. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,450,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code
      Section 382.

      At November 30, 2004, the Company's Federal net operating loss carry forwards are scheduled to expire as follows:

             Year ended November 30

                     2008                                     $ 1,110,000
                     2009                                       1,050,000
                     2010                                       1,000,000
                     2012                                       3,100,000
                     2018                                       2,710,000
                     2019                                       2,510,000
                     2020                                       2,350,000
                     2021                                       5,850,000
                     2022                                         770,000
                     2024                                         400,000
                                                              -----------

                                                              $20,850,000
                                                              ===========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

7.    Income Taxes (Continued)
      ------------------------

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2004 are as follows:

                                                                2004
                                                            -----------
         Deferred tax assets:
            Net operating loss carryforwards                $ 7,090,000
            Allowance for doubtful accounts and accruals        190,000
                                                            -----------
                                                              7,280,000
         Valuation allowance                                 (7,280,000)
                                                            -----------

         Net deferred tax assets                            $        --
                                                            ===========

      The following is a reconciliation of the tax provisions for the two years ended November 30, 2004 with the statutory Federal income tax rates:

                                                                Percentage of
                                                                Pre-Tax Income
                                                             ------------------
                                                              2004        2003
                                                             ------      ------

         Statutory Federal income tax rate                     34.0%       35.0%

         Utilization of net operating loss carryovers            --       (34.1)

         Operating losses generating no tax benefit           (34.0)         --

         State taxes, net of Federal effect                    15.3          --

         Reversal of accrual for prior year items             (33.3)         --
                                                             ======      ======

                                                              (18.0)%        .9%
                                                             ======      ======

      For the year ended November 30, 2004, the Company recorded a tax benefit of approximately $48,000 which resulted from the reduction of an estimated accrual of tax expense for the year ended November 30, 2003, offset by tax expense of $22,000 for the year ended November 30, 2004.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

8.    Subsidiary's Plan of Reorganization
      -----------------------------------

      On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Bankruptcy Plan") for Telecarrier Services, Inc. ("TSI"). On July 29, 2002, TSI, a wholly owned subsidiary, had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Bankruptcy Plan
      authorized the Company to disburse $325,000 to creditors in full satisfaction of claims amounting to approximately $1,229,000.

      For the year ended November 30, 2004, TSI reported a gain of $904,027 as a result of being judicially released from liabilities and claims as follows:

         Pre-petition claims:
            Unsecured line of credit                         $  150,000
            Trade payables and due to related party             618,482
            Other accrued expenses                              103,250
                                                             ----------

                     Total pre-petition claims                  871,732

         Post-petition payables and accrued expenses             68,124
         Administrative claims and legal costs                  289,171
                                                             ----------

                     Total claims                             1,229,027

            Distribution to creditors                           325,000
                                                             ----------

                     Gain on debt reduction                  $  904,027
                                                             ==========

      TSI had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder of the Company, under which Telco provided TSI with collection, sales and other services. As a result of a court-stipulated agreement between TSI and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000. Such reduction was included in the gain on settlement with creditors for the year ended November 30, 2004. As of November 30, 2004, all of Telco's claims related to the TSI bankruptcy had been paid in full, including $65,000 in administrative claims and approximately $31,000 in unsecured claims. The President of Telco is also the President of Glad Holdings (See Note 11).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

9.    Pension Plans
      -------------

      The Company sponsors a defined benefit plan covering two active employees and a number of former employees. The Company's funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be paid in the future. Plan assets consist primarily of investments in conservative equity and debt securities. The Company uses a November 30 measurement date for its pension plan.

      Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

      Obligations and Funded Status at November 30:

         Pension Benefits                                           2004          2003
                                                                 ---------     ---------
         Change in benefit obligation:
              Benefit obligation at beginning of year            ($820,709)    ($736,717)
              Interest cost                                        (52,125)      (54,086)
              Actuarial loss                                       (32,373)      (41,981)
              Benefits paid                                         38,181        12,075
                                                                 ---------     ---------

              Benefit obligation at end of year                  ($867,026)    ($820,709)
                                                                 =========     =========

         Change in plan assets:
               Fair value of plan assets at beginning of year     $498,149      $417,601
               Actual return on plan assets                         31,105         7,357
               Employer contribution                                89,000        85,266
               Benefits paid                                       (38,181)      (12,075)
                                                                 ---------     ---------

               Fair value of plan assets at end of year           $580,073      $498,149
                                                                 ---------     ---------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

9.    Pension Plans (Continued)
      -------------------------

                                             2004            2003
                                          ---------       ---------

      Funded status                       ($286,953)      ($322,560)
                                          ---------       ---------

      Net amount recognized               ($286,953)      ($322,560)
                                          =========       =========

      Amounts recognized in the statement of financial position consist of:

                                             2004            2003
                                          ---------       ---------

      Accrued benefit cost                ($286,953)      ($322,560)
                                          ---------       ---------

      Net amount recognized               ($286,953)      ($322,560)
                                          =========       =========

      The accumulated benefit obligation for the Company's defined benefit pension plan was $867,026 and $820,709 at November 30, 2004 and 2003, respectively.

      Information   required  for  pension  plan  with  an  accumulated  benefit obligation in excess of plan assets:

                                                        November 30
                                                  -----------------------
                                                     2004          2003
                                                  ---------     ---------

      Projected benefit obligation                ($867,026)    ($820,709)
      Accumulated benefit obligation              ($867,026)    ($820,709)
      Fair value of plan assets                    $580,073      $498,149

      Components of Net Periodic Benefit Cost:
                                                     2004          2003
                                                  ---------     ---------

      Interest cost                               $  52,125     $  54,086
      Expected return on plan assets                (41,390)      (35,411)
      Amortization of net loss                       37,356        34,057
                                                  ---------     ---------

      Net periodic benefit cost                   $  48,091     $  52,732
                                                  =========     =========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

9.    Pension Plans (Continued)
      -------------------------

        Assumptions

               Weighted-average assumptions used to
                 determine net periodic benefit cost
                 November 30:

                                                            2004       2003
                                                           -------    -------

               Discount rate                                  6.25%      7.00%
               Expected long-term return on plan assets       8.00%      8.00%
               Rate of compensation increase                    --         --

      The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year's experience. A rate of 8% was adopted for this purpose.

      Plan Assets

      The Company's pension plan weighted-average asset allocations at November 30, 2004 and 2003, by asset category are as follows:

                                                           November 30
                                                        -----------------
                                                         2004        2003
                                                        -----       -----
      Asset Category

            Equity securities                            51.8%       57.1%
            Debt securities                              22.0%       27.8%
            Other                                        26.2%       15.1%
                                                        -----       -----

            Total                                       100.0%      100.0%
                                                        =====       =====

      The current investment policy for pension plan assets is to reduce exposure to equity market risks. The current strategy for Plan assets is to invest in conservative equity and debt securities. The Plan also maintains a significant cash balance.

      Equity securities include the Company's common stock in the amounts of approximately $5,400 and $3,900 at November 30, 2004 and 2003.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

9.    Pension Plans (Continued)
      -------------------------

      Cash Flows - Contributions

      The Company expects to contribute approximately $100,000 to its defined benefit plan in fiscal 2005.

      Estimated Future Benefit Payments

      The following pension benefit payments are expected to be paid:

         2005                                                  $ 17,672
         2006                                                    19,852
         2007                                                    42,137
         2008                                                    46,176
         2009                                                    55,992
         2010 - 2014                                            306,881

      Defined Contribution Plan

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions. There were no contributions made for the years ended November 30, 2004 and 2003.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

10.   Commitments
      -----------

      Operating Leases

      The Company leases its offices under noncancelable operating lease agreements which expire through 2009.

      Rent expense was approximately $82,000 and $67,000 in 2004 and 2003, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

      The minimum annual commitments under all operating leases that have remaining non-cancelable terms in excess of one year are approximately as follows:

                Year ended November 30,
                -----------------------

                        2005                                            $160,000
                        2006                                             162,000
                        2007                                             139,000
                        2008                                              96,000
                        2009                                               6,000
                                                                        --------

                                                                        $563,000
                                                                        ========

      Capital Lease Obligations

      The Company leases certain machinery and equipment with lease terms through 2005. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 12.4% to 20.2%. The capitalized cost and accumulated depreciation included in property and equipment was as follows:

                                                      2004
                                                    -------

      Cost                                          $69,567
      Accumulated depreciation                       69,567
                                                    -------

                                                    $    --
                                                    =======
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

10.   Commitments (Continued)
      -----------------------

      Capital Lease Obligations (Continued)

      The future minimum lease payments under the capital lease and net present value of future minimum lease payments for the ensuing years are summarized as follows:

               Year ended November 30,
               -----------------------

                         2005                             $40,689

               Less amount representing interest            8,589
                                                          -------

               Present value of future minimum
                  lease payments (Note 6)                 $32,100
                                                          =======

      Other Commitments

      In January 2005, the Company entered into a minimum purchase agreement with a wholesale VOIP (Voice Over Internet Protocol) provider. The agreement requires minimum fees aggregating approximately $108,000 through January 2006.

11.   Related Party Transactions
      --------------------------

      TSI has an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provides TSI with collection, sales and other services. Expenses incurred in connection with this agreement, which are included in selling, general and administrative expenses in the consolidated statement of operations, amounted to $21,127 for the year ended November 30, 2003. The President of Telco is also the President of Glad Holdings LLC ("Glad Holdings") (see
      Note 12).

      During the years ended November 30, 2004 and 2003, the Company billed Cordia, a related party (see Note 3), $338,087 and $197,224 for rent, telemarketing services, commissions, and other costs. Cordia billed the Company $585,397 and $ 395,232 for the years ended November 30, 2004 and 2003 for telecommunications services and other costs. As of November 30, 2004, the Company owed Cordia $59,384.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

12.   Asset Sale
      ----------

      On September 3, 2002, the Company entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all the assets of Essex Communications Inc., ("Essex") a former wholly-owned subsidiary, (amounting to $1,102,103 at November 30, 2002), for five dollars plus the assumption of certain liabilities of Essex, amounting to $10,081,382 at November 30, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC entered into an agreement with Verizon that provided a payment schedule for the liabilities assumed from Essex and Verizon granted EAC a discount on the assumed liabilities provided EAC adhered to the payout schedule. EAC also paid the Company $270,000 to reimburse the Company for amounts paid by the Company to Essex's lender. The sale closed on December 31, 2002. As the creditors of Essex did not consent to the assignment of their claims, Essex had remained liable for substantially all the obligations assumed in the sale until such time as they were paid. The June 30, 2002 unaudited financial statements of Biz indicated that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicated that there was significant uncertainty as to Biz and its subsidiaries' ability to repay the obligations described above. Accordingly, the Company did not record any gain until Essex was released from the assumed obligations. During the period December 1, 2002 through September 11, 2003, EAC had settled liabilities of approximately $3,511,000 and accordingly, gain was recorded for such amount.

      On September 11, 2003, the Company sold all the outstanding capital stock of Essex to Glad Holdings (see Note 11), a New Jersey limited liability company, for an aggregate purchase price of $100 and a general release from Glad Holdings with respect to any and all matters arising prior to September 11, 2003. The Company, based on all available information and consultation with counsel, concluded that it was unlikely that any creditor of Essex would be able to hold the Company responsible for any debts or liabilities of Essex. As a result thereof, the Company believed it had been released of all the liabilities related to Essex, which amounted to approximately $7,314,000 on such date, and accordingly, recorded such amount as gain in the fourth quarter fiscal of 2003.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

12.   Asset Sale (Continued)
      ----------------------

      The following unaudited pro forma summary presents information as if the sale of Essex's assets had occurred at the beginning of the year ended November 30, 2003. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                                 2003
                                                              -----------
                                                              (Unaudited)
                                                              -----------

      Revenues                                                 $4,674,808
                                                              -----------

      Net loss                                                ($2,106,605)
                                                              -----------

      Basic and diluted loss per share                        ($      .13)
                                                              ===========

13.   Accounts payable and accrued expenses
      -------------------------------------

      As of November 30, 2004 approximately $198,000 of liabilities related to the discontinued luggage business remain on the Company's balance sheet under the capiton accounts payable and accrued expenses. There has not been any demand for payment of liabilities. The Company intends to reverse these liabilities in 2006 when the statute of limitations expires if payment is not demanded.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

14.   Stockholders' Equity
      --------------------

      The Company was authorized to issue up to 1,300 shares of Series B Preferred stock $.10 par value, and such stock was entitled to receive dividends when as, and if dividends were declared by the Company on its common stock. Each holder of Series B preferred stock had the right, at the option of the holder, to convert each share of such stock into 1,000 shares of common stock. The holders of shares of Series B preferred stock were entitled to that number of votes on all matters presented to shareholders equal to the number of shares of common stock then issuable upon conversion of such shares of preferred stock.

      During 2001, certain of the Series B shareholders elected to convert their shares to common shares, resulting in the issuance of 100,000 shares of common stock. During 2003, the remaining Series B shareholder converted its shares to common shares, resulting in the issuance of 16,000 shares of common stock.

      The following is a summary of outstanding options:

                                                                       Weighted-
                                                                        Average
                                        Number       Exercise Price    Exercise
                                       of Shares        Per Share        Price
                                       ---------     --------------    ---------

      Outstanding December 1, 2002     1,618,453      $.05 - $4.88       $1.60

      Granted during year ended
          November 30, 2003              740,000          $.10           $ .10

      Canceled during year ended
          November 30, 2003             (635,119)     $.58 - $4.88       $1.91
                                      ----------

      Outstanding November 30, 2003    1,723,334      $.05 - $2.50       $ .84

      Granted during year ended
           November 30, 2004           2,185,000      $.16 - $.28        $ .23

      Canceled during year ended
           November 30, 2004            (435,834)     $.10 - $2.25       $1.35
                                      ----------

      Outstanding November 30, 2004    3,472,500      $.05 - $2.50       $ .40
                                      ----------

      Options exercisable,
           November 30, 2004             937,500      $.05 - $2.50       $ .40
                                      ----------

      Options exercisable,
           November 30, 2003             621,334      $.72 - $2.50       $1.43
                                      ----------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

14.   Stockholders' Equity (Continued)
      --------------------------------

      The following table summarizes information about the options outstanding at November 30, 2004:

                                   Options Outstanding                  Options Exercisable
                         ---------------------------------------     ------------------------
                                         Weighted-
                                          Average      Weighted-                    Weighted-
        Range of                         Remaining      Average                      Average
        Exercise            Number      Contractual    Exercise         Number      Exercise
         Prices          Outstanding    Life (Years)     Price       Outstanding     Price
      -------------      -----------    ------------   ----------    -----------   ----------
      $ .05 - $ .97       2,976,500         4.44       $     .22       791,500     $     .17
      $1.41 - $1.44         470,000         1.00       $    1.41       120,000     $    1.43
      $1.41 - $2.50          26,000          .48       $    2.50        26,000     $    2.50

      On October 24,  1996,  the  shareholders  of the Company  adopted the eLEC
      Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company have been reserved for issuance in connection with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during 2004 and 2003.

      As of November 30, 2004 and 2003, warrants were outstanding to purchase up to 550,000 shares of the Company's common stock at prices ranging from $1.54 to $2.50. The warrants expire through October 23, 2010.

15.   Net Income Per Common Share
      ---------------------------

      Net income per common share data was computed as follows:

                                                                             2004           2003
                                                                          -----------    -----------
      Net income                                                          $   170,253    $ 8,323,211
                                                                          ===========    ===========

      Weighted average common shares outstanding                           16,254,282     15,771,219
      Effect of dilutive securities, stock options and preferred stock        461,526         70,722
                                                                          -----------    -----------
      Weighted average dilutive common shares outstanding                  16,715,808     15,841,941
                                                                          ===========    ===========

      Net income per common share - basic                                 $       .01    $       .53
                                                                          ===========    ===========
      Net income per common share - diluted                               $       .01    $       .53
                                                                          ===========    ===========

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

16.   Subsequent Events
      -----------------

      On December 17, 2004, the Company sold a promissory note ("Note") in the principal amount of $328,767 and 160,000 shares of restricted common stock of the Company to an unaffiliated party for $300,000. The Note is payable on December 17, 2005 and is unsecured. The Note requires the Company to expend the proceeds of the Note on sales and marketing efforts.

      On February 8, 2005, the Company consummated a private placement pursuant to which the Company issued a secured convertible term note in the principal amount of $2,000,000 (the "Convertible Note"), and the Company issued a common stock purchase warrant (the "Warrant") to the holder of the Convertible Note, exercisable at any time through February 8, 2012, to purchase up to 793,650 shares of the Company's common stock, par value $.10 per share (the "Common Stock"). The exercise price is $.72 for the first 264,550 shares, $.79 for the next 264,550 shares, and $.95 for any additional shares. The proceeds received by the Company, net of related fees and expenses was approximately $1,744,000. The Company agreed to use the proceeds only for marketing, general working capital and general business purposes. Interest on the Convertible Note is payable monthly on the first day of each month during the term of the Convertible Note, at 3% above the prime rate commencing March 1, 2005. Commencing May 1, 2005, the Company is required to make monthly principal payments of $60,606 per together, with any accrued and unpaid interest payable on such date, the "Monthly Payment Amount". All or a portion of the outstanding principal and interest due under the Convertible Note shall be paid in shares of Common Stock upon satisfaction of certain conditions. The Convertible Note is initially convertible into shares of Common Stock at a price of $0.63 per share (together with any adjustments, the "Fixed Conversion Price"). The Fixed Conversion Price is subject to anti-dilution protection adjustments, on a weighted average basis, upon the Company's issuance of additional shares of Common Stock at a price that is less than the then-current Fixed Conversion Price. This agreement prohibits the payment of any dividends as long as the Convertible Note remains outstanding. The Convertible Note is secured by a blanket lien on substantially all of the Company's assets and the common stock of all subsidiaries, and contains prepayment penalty provisions.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

16.   Subsequent Events (Continued)
      -----------------------------

      Absent earlier redemption by the Company or earlier conversion by the investor, the Convertible Note originally matured on February 8, 2006. Since the Company entered into a service provider agreement with a wholesale telephone service provider, the maturity date of the Convertible Note has been extended to February 8, 2008.

      On February 24, 2005, New Rochelle Telephone Company ("NRTC"), a wholly-owned subsidiary of the Company, completed its negotiations with Verizon Services Corp. ("Verizon") and signed a Wholesale Advantage Services Agreement (the "Agreement"). The Agreement is a long-term commercial alternative to the unbundled network elements platform ("UNE-P") and allows NRTC to purchase from Verizon wholesale dial tone services on terms that preserve, in all material respects, the features, functionality and ordering processes previously available to NRTC under Verizon's UNE-P service offering. The rates and charges for such services are fixed at agreed upon price levels that should allow NRTC to continue to offer its existing telephone services at competitive prices. Pursuant to the Agreement, NRTC and the Company are required to keep confidential all additional terms and provisions of the Agreement. The Company has minimum line commitments in connection with the agreement.

17.   Risks and Uncertainties
      -----------------------

      The Company buys substantially all of the telecommunication services that it resells from Regional Bell Operating Companies ("RBOC's"), and long distance carriers and is, therefore, highly dependent upon them. The Company believes that its relationships with them are satisfactory. The Company believes there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with such vendors or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its telecommunications business.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

17.   Risks and Uncertainties (Continued)
      -----------------------------------

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

      - Failure or bankruptcy of other telecommunications companies upon whom the Company relies for services and revenues.

      - Lack of capital or borrowing capacity, and inability to generate cash flow.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                     YEARS ENDED NOVEMBER 30, 2004 AND 2003

18.   Fourth Quarter Adjustments (Unaudited)
      --------------------------------------

      During the fourth quarter of the year ended November 30, 2004, the Company made a year-end adjustment that was material to the results of the fourth quarter. The net effect of the year-end adjustment was to increase net income in the fourth quarter by approximately $115,000, to record as recoverable certain telecommunication excise taxes previously expensed as part of cost of sales.

Item 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures.

      Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees within our financial and administrative functions. We will continue to evaluate the employees involved, the additional control procedures in place to help compensate for the lack of segregation of duties, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. In addition, we are aware that many of the internals controls that are in place are undocumented controls. Although we have documented many of our systems and processes, we will need to expend a substantial amount of time over the coming year to obtain the full documentation required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

      We have also identified certain deficiencies and issues with our internal controls that occurred in the fiscal year ended November 30, 2004. These deficiencies and issues include, but are not limited to:

            After the end of our fiscal year, when we were preparing state tax returns for telecommunication taxes, we identified that we had been overstating telecom taxes payable for certain taxes that were paid by us directly to our carrier instead of being paid directly to the taxing authorities. We have adjusted our controls to mitigate this type of event from occurring in future periods.

            Due to the voluminous nature of state and local telecom taxes and the small quantity of taxes payable to certain municipalities, we do not remit all our telecom taxes in a timely manner. Certain taxes that we should be remitting on a monthly basis, we remit quarterly or semi-annually because many of the checks and returns that we are processing are for payments of less than $50. We are aware of other telephone companies that follow this process. We continue to monitor the responses, if any, we receive from the tax authorities regarding late filings and we do not intend to remit such taxes on a timely manner in the future, unless we determine that it would be more cost-effective to us to do so.

                                    PART III

Item 9. - Directors and Executive Officers of the Registrant.

      Information relating to our directors is set forth under the caption entitled "Election of Directors" in our 2005 proxy statement and is incorporated herein by reference. Information relating to our executive officers is set forth in our 2005 proxy statement under the caption "Executive Officers, Directors and Key Employees" and is incorporated herein by reference.

Item 10. - Executive Compensation.

      The information regarding compensation of our officers and directors is set forth under the caption entitled "Executive Compensation" in our 2005 proxy statement and is incorporated herein by reference.

Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information regarding ownership of certain of our securities is set forth under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our 2005 proxy statement and is incorporated herein by reference.

Item 12. - Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions with our company is set forth under the caption entitled "Certain Relationships and Related Transactions" in our 2005 proxy statement and is incorporated herein by reference.

Item 13. - Exhibits List and Reports on Form 8-K.

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

      (f) Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.

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

      (b) 1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996.

      (c) Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.

      (d) Lease Agreement between South Broadway WP, LLC, Landlord, and New Rochelle Telephone Corp., Tenant, dated August 2003, incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.

      (e) Office Lease between Lexin Celebration, LLC, as Landlord, and Vox Communications Corp., as Tenant, dated January 25, 2005.

      (f) Securities Purchase Agreement, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005.

      (g) Secured Convertible Term Note, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 8, 2005.

      (h) Master Security Agreement, dated as of February 8, 2005, among us, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox
            Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005.

      (i) Stock Pledge Agreement, dated as of February 8, 2005, executed by eLEC Communications Corp. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 8, 2005.

      (j) Subsidiary Guaranty, dated as of February 8, 2005, executed by New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox
            Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.

      (k) Registration Rights Agreement, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated February 8, 2005.

      (l) Common Stock Purchase Warrant, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated February 8, 2005.

      (m) Form of Common Stock Purchase Warrant, dated as of February 8, 2005, issued by eLEC Communications Corp. to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated February 8, 2005.

(22)  Subsidiaries - The significant wholly-owned subsidiaries are as follows:

        Name                                        Jurisdiction of Organization
        ----                                        ----------------------------

        New Rochelle Telephone Corp.                           New York
        Telecarrier Services, Inc.                             Delaware
        VoX Communications Corp                                Delaware

(23)    Consent of Nussbaum Yates & Wolpow, P.C.

(31.1) Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      None.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Nussbaum Yates & Wolpow, P.C., our principal accountants, for professional services rendered for the audit of our annual financial statements for the last two fiscal years and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the last two fiscal years was $103,936 and $99,651, respectively.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 11th day of March 2005.

                                        eLEC COMMUNICATIONS CORP.
                                                (Company)


                                        By:  /s/ Paul H. Riss
                                            -------------------------------
                                            Paul H. Riss
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                          Title                       Date
-------------------------    ----------------------------------   --------------


/s/ Paul H. Riss             Chief Executive Officer              March 11, 2005
-------------------------    Chief Financial Officer
Paul H. Riss                 (Principal Accounting Officer)
                             Director


/s/ Joel Dupre               Chairman of the Board of Directors   March 11, 2005
-------------------------
Joel Dupre


/s/ Greg M Cooper            Director                             March 11, 2005
-------------------------
Greg M Cooper


/s/ Gayle Greer              Director                             March 11, 2005
-------------------------
Gayle Greer


/s/ Michael Khalilian        Director                             March 11, 2005
-------------------------
Michael Khalilian