Form 10QSB
period 2005-02-28
ELEC COMMUNICATIONS CORP
filed 2005-04-19
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2005.
                               -----------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________  to __________________

                          Commission file number 0-4465
                                                 ------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,759,782 shares of Common Stock, par value $.10 per share, as of April 1, 2005.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-------  -------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                         Feb. 28, 2005
                                                                         -------------
                                                                           (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                $  1,552,349
 Accounts receivable, net                                                    1,660,152
 Prepaid expenses and other current assets                                      12,849
                                                                          ------------
Total current assets                                                         3,225,350

Property, plant and equipment, net                                             291,967

Other assets                                                                    55,204

Deferred finance costs                                                         342,157
                                                                          ------------
Total assets                                                              $  3,914,678
                                                                          ============

Liabilities and stockholders' equity deficiency
Current liabilities:
 Short-term borrowings                                                    $    280,320
 Current maturities of long-term debt and capital lease obligations            638,161
 Accounts payable and accrued expenses                                       2,399,209
 Taxes payable                                                                 755,741
 Due to related party                                                           36,363
 Deferred revenue                                                              407,666
                                                                          ------------
Total current liabilities                                                    4,517,460
                                                                          ------------

Long-term debt                                                                 669,017

Stockholders' equity deficiency:
 Common stock $.10 par value, 50,000,000 shares authorized,
   16,759,282 shares issued                                                  1,675,928
 Capital in excess of par value                                             26,400,644
 Deficit                                                                   (29,345,535)
 Accumulated other comprehensive loss, unrealized loss on securities            (2,836)
                                                                          ------------
   Total stockholders' equity deficiency                                    (1,271,799)
                                                                          ------------
Total liabilities and stockholders' equity deficiency                     $  3,914,678
                                                                          ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                               For the Three Months Ended
                                                             Feb. 28, 2005      Feb. 29, 2004
                                                             -------------      -------------
Revenues                                                      $  3,863,479       $  1,873,992
                                                              ------------       ------------

Costs and expenses:
  Costs of services                                              2,055,539            880,075
  Selling, general and administrative                            2,221,007            936,646
  Depreciation and amortization                                      1,355              3,858
                                                              ------------       ------------
         Total costs and expenses                                4,277,901          1,820,579
                                                              ------------       ------------

Income (loss) from operations                                     (414,422)            53,413
                                                              ------------       ------------

Other income (expense):
  Interest expense                                                 (51,616)            (2,762)
  Change in warrant valuation                                       47,089                 --
  Interest and other income                                         17,264             29,081
                                                              ------------       ------------
         Total other income                                         12,737             26,319
                                                              ------------       ------------

Income (loss) before bankruptcy reorganization items and
income tax benefit                                                (401,685)            79,732
                                                              ------------       ------------

Reorganization items:
   Gain on settlement with creditors                                    --             51,474
   Professional fees                                                    --           (120,066)
                                                              ------------       ------------
                                                                        --            (68,592)
                                                              ------------       ------------

Income (loss) before income tax benefit                           (401,685)            11,140

Income tax benefit                                                      --            (45,000)
                                                              ------------       ------------

Net income (loss)                                                 (401,685)            56,140

Other comprehensive loss - unrealized
loss on marketable securities                                         (585)                --
                                                              ------------       ------------

Comprehensive income (loss)                                      ($402,270)      $     56,140
                                                              ============       ============

Basic and diluted earnings (loss) per share                         ($0.02)      $       0.00
                                                              ============       ============

Weighted average number of common shares outstanding
    Basic                                                       16,681,726         16,257,667
                                                              ============       ============
    Diluted                                                     16,681,726         16,568,565
                                                              ============       ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                Feb. 28, 2005    Feb. 29, 2004
                                                                -------------    -------------
Net cash used in operating activities:                             ($771,279)       ($58,581)
                                                                 -----------       ---------

Cash flows used in investing activities:
   Purchase of property and equipment                               (100,910)             --
                                                                 -----------       ---------
Net cash used in investing activities                               (100,910)             --
                                                                 -----------       ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                        (1,731)
   Proceeds form the exercise of options                              34,500              --
   Proceeds from notes, warrants and common stock issuances        2,018,186              --
                                                                 -----------       ---------
   Net cash provided by (used in) financing activities             2,052,686          (1,731)
                                                                 -----------       ---------

Increase (decrease) in cash and cash equivalents                   1,180,497         (60,312)
Cash and cash equivalents at beginning of period                     371,852         669,022
                                                                 -----------       ---------
Cash and cash equivalents at the end of period                   $ 1,552,349       $ 608,710
                                                                 ===========       =========

See notes to the condensed consolidated financial statements.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ended November 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2004.

Note 2-Principal Financing Arrangements
---------------------------------------

On December 17, 2004, we sold a promissory note (the "Note") in the principal amount of approximately $328,767 and 160,000 shares of our restricted common stock to an unaffiliated party for $300,000 of which $32,000 has been allocated to common stock issuances. The Note is payable on December 17, 2005 and is unsecured. The Note requires us to spend the proceeds of the Note on sales and marketing efforts. We recorded costs of $36,314 in connection with the issuance of the Note which are being amortized over the term of the Note. Amortization of these costs for the three-month period ended February 28, 2005 was $13,850, of which $7,362 was included in our selling, general and administrative expenses ("SG&A") as financing costs and $6,488 allocated to the $32,000 debt discount was included in interest expense using the effective interest method.

On February 8, 2005, we entered into a secured financing arrangement with Laurus Master Fund, Ltd. ("Laurus"). The financing consists of a $2 million secured convertible term note (the "Convertible Note") that bears interest at the rate of prime (as published in the Wall Street Journal), plus three percent (8.5% as of February 28, 2005) that was initially scheduled to mature on February 8, 2006 but was subsequently extended to February 8, 2008. The Convertible Note is convertible into shares of our common stock at an initial fixed price of $0.63 per share. The fixed conversion price of the Convertible Note is subject to anti-dilution protection, on a weighted-average basis, upon our issuance of additional shares of our common stock at a price that is less than the fixed conversion price.

In connection with the financing, Laurus was also issued warrants to purchase up to 793,650 shares of our common stock. The warrants are exercisable as follows:
264,550  shares at $0.72 per  share;  264,550  shares at $0.79 per share and the balance at $0.95 per share. The underlying contracts contained certain provisions where there is a provision for a cash settlement. EITF 00-19 precludes classifying the warrants as equity, since all of the conditions stated in paragraphs 14-32 of EITF 00-19 were not satisfied, and accordingly, the warrants have been classified as debt. The proceeds of the Convertible Note were allocated first to the fair value of the warrants (liability) and the remainder to the debt instrument. We computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5, EITF 00-19 and EITF 00-27. We recorded (i) debt discounts of $504,128 for the valuation of the 793,650 warrants issued with the Convertible Note (computed using a Black-Scholes model with an interest rate of 2.31%, volatility of 158%, zero dividends and expected term of seven years); (ii) $610,628 for the beneficial conversion feature inherent in the Convertible Note and (iii) $106,500 for debt issue costs paid to affiliates of the lender. In addition, we issued to Source Capital Group Inc., an investment banking firm, warrants to purchase up to 253,968 shares of our common stock as additional debt issue costs. These warrants were valued at $149,783 using the Black-Scholes model as above. Total debt issuance costs incurred to third parties for arranging the financing aggregated $313,363, including the value of the warrants to Source Capital Group Inc. Amortization of these costs for the three-month period ended February 28, 2005 was $57,452, of which $18,157 was included in SG&A as financing costs and $39,295 was included in interest expense. Discounts are being amortized over one year, the initial term of the Convertible Note, using the effective interest method. The warrant liability is adjusted at each reporting date to fair market value using the Black-Scholes model with a corresponding charge or credit to income.

To secure the payment of all obligations to Laurus, we entered into a Master Security Agreement that assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time acquired by us or our subsidiaries, or in which any assignor now has or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, and any other intellectual property, in each case, in which any assignor now has or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus has agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Convertible Note is to be repaid using cash or an equity conversion option; the details of both methods for repayment are as follows: Beginning on May 1, 2005, which is the first scheduled payment date, we are obligated to make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $60,606, together with any accrued and unpaid interest to date. By the fifth business day prior to each amortization date, Laurus may deliver to us a written notice directing that the monthly amount payable on the next repayment date shall be paid in either shares of common stock or a combination of cash and common stock. If a repayment notice is not delivered by Laurus on or before the applicable notice date for any repayment date, then we are obligated to pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus elects to receive all or a portion of the monthly amount in shares of our common stock, the number of such shares to be issued by us will be determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.63 per share.

A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Convertible Note and warrants so as to permit the public resale thereof.

Liquidated damages in the amount of 2% of the Convertible Note balance per month accrue if the registration statement has not been declared effective by the Securities and Exchange Commission by June 8, 2005. The registration statement was filed with the Securities and Exchange Commission on March 31, 2005 but has not yet been declared effective.

Note 3-Major Customer
---------------------

During the three-month periods ended February 28, 2005 and February 29, 2004, no one customer accounted for more than 10% of revenue.

Note 4-Income Taxes
-------------------

At November 30, 2004, we had net operating loss carryforwards for Federal income tax purposes of approximately $20,850,000 expiring in the years 2008 through 2024. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,450,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

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

                                                           Three Months Ended
                                                        2/28/05         2/29/04
                                                        -------         -------

Weighted average common shares outstanding            16,681,726      16,257,667
Dilutive effect of securities                                 --         310,898
                                                      ----------      ----------
                                                      16,681,726      16,568,565
                                                      ==========      ==========

Approximately 8,125,000 and 1,500,000 of our stock options, warrants and shares issuable upon the potential conversion of the Convertible Note were excluded from the calculation of diluted earnings (loss) per share for the three months ended February 28, 2005 and February 29, 2004 because the effect would be anti dilutive.

Note 6-Subsidiary's Plan of Reorganization
------------------------------------------

On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Bankruptcy Plan") for
Telecarrier Services, Inc. ("TSI"). On July 29, 2002, TSI, a wholly-owned subsidiary, had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Bankruptcy Plan authorized us to disburse $325,000 to creditors in full satisfaction of claims amounting to approximately $1,229,000. For the year ended

November 30, 2004, TSI reported a gain of $904,027 as a result of being judicially released from these claims.

For the three-month period ended February 29, 2004, TSI reported a gain of approximately $51,000 as a result of a court-stipulated reduction in post-petition liabilities (See Note 10) and approximately $120,000 in professional fees. These items are included under the heading "Reorganization items" in our Condensed Consolidated Statement of Operations and Comprehensive
Income (Loss). No such transactions occurred in the three-month period ended February 28, 2005.

Note 7-Risks and Uncertainties
------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are other suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory changes that govern the rates we are to be charged and the obligations of the RBOCs to interconnect with, or provide unbundled network elements to their competitors. The FCC and state public utility commissions have adopted extensive rules to implement the Telecommunications Act of 1996, which sets standards for relationships between communications providers, and they revisit such regulations on an ongoing basis in response to the evolving marketplace and court decisions. In light of the foregoing, it is possible that the loss of our relationship with the primary RBOC that supplies us with wholesale telephone services or a significant unfavorable change in the regulatory environment would have a severe near-term impact on our ability to conduct our telecommunications business. In order to reduce regulatory risks going forward, our main operating subsidiary has signed a commercially negotiated wholesale services agreement with two of the RBOCs.

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

      - Our business strategy with respect to bundled local and long distance services may not succeed.

      - Failure to manage, or difficulties in managing, our growth, operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its service with favorable gross margins.

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

Note 8- Stock-Based Compensation Plans
--------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the three months ended February 28, 2005 and February 29, 2004, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the option was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrates the affect on net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                           For the Three Months Ended
                                            2/28/05          2/29/04
                                            -------          -------
Net income (loss), as reported             ($401,685)      $    56,140
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                              (99,426)          (58,986)
                                         -----------       -----------
Pro forma net income (loss)                ($501,111)          ($2,846)
                                         -----------       -----------
Earnings (loss) per share
  Basic, as reported                           ($.02)      $       .00
  Basic, pro forma                             ($.03)      $       .00

  Diluted, as reported                         ($.02)      $       .00
  Diluted, pro forma                           ($.03)      $       .00

Note 9 Related Party Transactions
---------------------------------

TSI had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provided TSI with collection, sales and other services. As a result of a court-stipulated agreement between TSI and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000. Such reduction was reported as a gain for the three-month period ended February 29, 2004 (See Note 6).

During the three-month periods ended February 28, 2005 and February 29, 2004, we billed Cordia Corporation ("Cordia"), a related party, $23,403 and $135,322, respectively, for telecommunications services, commissions and other costs, and Cordia billed us $137,807 and $51,099, respectively, for telecommunications services and other costs. As of February 28, 2005, we owed Cordia $36,363.

Note 10-Reclassification
------------------------

Certain 2004 amounts related to the bankruptcy of TSI have been reclassified to conform to the 2005 presentation.

Note 11-Defined Benefit Plan
----------------------------

We sponsor a defined benefit plan covering two active employees and a number of former employees. Our funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected in the future.

For the three-month periods ended February 28, 2005 and February 29, 2004, we recorded pension expense of $24,000 for each fiscal period. We did not make any pension contributions in the first fiscal period of 2005 but we expect to contribute $100,000 to our defined benefit plan in fiscal 2005. In the first fiscal period of 2004, we contributed $26,000 to our defined benefit plan. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%. -

Item 2. Management's Analysis and Discussion of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Overview

eLEC Communications Corp. is a telecommunications service holding company, with operations in three wholly-owned subsidiaries that focus on delivering integrated telephone service by leasing landlines as a competitive local exchange carrier ("CLEC") and by utilizing high-speed Internet connections to provide Voice over Internet Protocol ("VoIP") services. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, VoIP, and a full suite of features and calling plans.

Almost all of the local telephone calls made by our customers are routed over a circuit-switched network that we lease from Verizon Services Corp. ("Verizon"). Although we plan to increase the number of local access lines that we route over the Verizon network during fiscal 2005, we also plan to use other networks by offering local exchange services on the Qwest Corporation ("Qwest") network in some of the 14 states in which Qwest is the incumbent local exchange carrier ("ILEC") and by offering VoIP services on an Internet network over which our customers will make telephone calls through a high-speed Internet connection. When we route a telephone call by our customers over an Internet network, a carrier other than Verizon or Qwest will terminate the call for us into the public switched telephone network ("PSTN"). We also are able to terminate some calls ourselves that are made by our customers, in which cases we do not incur any marginal costs for such calls.

Until December 31, 2004, both of our CLEC subsidiaries leased lines from Verizon, using the unbundled network elements platform ("UNE-P") service offering. UNE-P allowed us to lease the network elements we needed, such as the local line and local circuit switching, so that we could provide local dial tone service to our customers.

UNE-P, however, has been the subject of various court battles between the CLECs and ILECs that have resulted in an Order on Remand in WC Docket No. 04-313 and CC Docket No. 01-338, released on February 4, 2005 (the "TRO Remand Order") by the Federal Communications Commission ("FCC"). The TRO Remand Order effectively made local circuit switching under UNE-P unavailable to CLECs for new orders as of March 11, 2005. For existing customers, the FCC announced a one-year transition period during which a CLEC will be obligated to pay an immediate monthly price increase of $1 per line for existing customer's switching. During this transition period, the CLEC's embedded customer base can remain on UNE-P, as the CLEC attempts to find an appropriate network to transition to, such as its own network, a resale network from the RBOC, or a competitive network from another carrier. We plan to use this transition period for one of our CLEC subsidiaries, TSI, as TSI had been operating on the UNE-P service offering and currently has no other arrangements to utilize another network.

Although we cannot add any new lines to TSI, we plan to rapidly grow our other CLEC, New Rochelle Telephone Corp. ("NRTC"), which will not be impacted by the regulatory rulings relating to UNE-P. In February 2005, NRTC signed a wholesale advantage services agreement with Verizon, effective on January 1, 2005, that provides NRTC with all the features and functionalities of Verizon's UNE-P service offering, plus certain additional services. While our costs under the wholesale advantage services agreement are somewhat higher than our costs were under UNE-P, the agreement locks in this cost structure for five years and gives us a significant benefit by eliminating the current regulatory uncertainty about the future of our CLEC business. The agreement allows us to plan for steady high-margin growth in a business that has been our core business since 1999.

We also provide local and long distance telephone service on a VoIP platform through our wholly-owned subsidiary, VoX Communications Corp. ("VoX"). Unlike many other CLECs, during the past few years we avoided buying any circuit-switched equipment and instead leased circuit-switched lines from ILECs. We believe packet telephony services represent a significant step in the advancement of telecommunications. Consequently, we have focused our network building efforts on building packet telephony technology and, unlike many of the new VoIP providers, we have written and own the code to our own software. Ultimately, our goal is to have a wholly-owned telecommunications network that generates revenues and high margins and does not require us to lease facilities from an ILEC. If we are no longer dependent upon an ILEC, we will be able to offer features and services we develop that can be turned on and off almost instantly without requiring an ILEC employee to intervene. We will also lower our cost of services when we route a telephone call over our packet-based network, as we will not be required to pay an ILEC for line rentals or for call origination, transport and termination.

In the foreseeable future, we will continue to lease lines from the ILECs, as we have wholesale agreements with Verizon and Qwest that allow us to lease lines and provide Plain Old Telephone Service ("POTS"). We anticipate that these agreements will allow us to continue to obtain an acceptable gross margin on the POTS services we provide. We plan to attract VoIP-only customers on our packet-switched network and eventually to offer VoIP services to our POTS customers in NRTC and TSI. Although we believe many of our future customers will want VoIP-only services, we are finding that many accounts want VoIP for the bulk of their telephony needs but still desire to maintain one or two POTS lines. We plan to be able to satisfy our customer needs for both services by maintaining our CLEC status and by continuously advancing our VoIP product offerings.

We anticipate that the embedded customers using TSI will be transitioned to our NRTC network for POTS lines or to our VoX subsidiary in the event the customer is interested in utilizing VoIP services. Although several CLECs have lobbied for regulatory changes, and plan to continue to do so in an effort to salvage some of the UNE-P service offering, we are assuming that efforts put forth by the CLECs will not significantly change the results of the TRO Remand Order. The announced merger of AT&T Corp with SBC Communications Inc. and Verizon's and Qwest's announced bids for MCI Inc., if completed, will effectively eliminate the two largest CLECs, each of which has been a strong voice in federal and state lobbying efforts related to telecommunications issues.

Plan of Operation

Our financial condition was significantly improved in February 2005, when we issued to Laurus a fixed secured convertible term note that is convertible at a price of $0.63 per share in the principal amount of $2,000,000. Laurus required the note be repaid within one year if we did not sign a wholesale services agreement with an appropriate carrier. Our signing of a Verizon wholesale services agreement on February 24, 2005 changed the loan to a three-year term, payable in thirty-three equal monthly principal installments of $60,606, plus monthly interest at prime plus 3%, beginning on May 1, 2005 (See Note 1). As a result of these two transactions, we now have cash balances that we can use for new customer acquisitions, and a five-year agreement that will allow us to continue our core business regardless of whether the FCC or state public service commissions rule in favor of or against UNE-P.

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

We expect to have controlled capital expenditures for our VoIP product during the next 12 months. The amount expended will depend on the demand for our product. We believe we will be able to make such expenditures as we grow our business so that the utilization percentages of our network equipment will remain high. Until that time, we do not see a need to purchase network assets that may remain idle or underutilized.

Three Months Ended February 28, 2005 vs. Three Months Ended February 29, 2004
-----------------------------------------------------------------------------

Our revenue for the three-month period ended February 28, 2005 increased by approximately $1,989,000, or approximately 106%, to approximately $3,863,000 as compared to approximately $1,874,000 reported for the three-month period ended February 29, 2004. The growth in revenues was directly related to the growth in our customer base or number of local access lines that we served. We anticipate revenues for NRTC to continue to increase in the second quarter of fiscal 2005 as we work to add new customers. On the other hand, we anticipate a decrease in revenue for TSI as we do not plan to add new customers in TSI as discussed earlier. However, our revenue growth in NRTC many not be as rapid as in the past as we are re-evaluating our telemarketing strategy and may determine to call only businesses and residential prospects who are home owners.

Our gross profit for the three-month period ended February 28, 2005 increased by approximately $814,000 to approximately $1,808,000 from approximately $994,000 reported in the three-month period ended February 29, 2004. During the same fiscal periods, our gross profit percentage decreased to 46.8% from 53%. The increase in our dollars of gross profit resulted from the increase in our customer base in first quarter of fiscal 2005 over the first quarter fiscal
2004. The decrease in our gross profit percentage during the 2005 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon, as compared to the costs we previously incurred under the UNE-P service offering. Our selling strategy in fiscal 2005 is to continue to penetrate states that offer the opportunity to achieve higher margins.

SG&A increased by approximately $1,284,000, or approximately 137%, to approximately $2,221,000 for the three-month period ended February 28, 2005 from approximately $937,000 reported in prior year fiscal period. Of this increase, approximately $730,000 was for bad debt expense, approximately $150,000 was for telemarketing costs, approximately $73,000 was for billing costs, and approximately $212,000 was for increased personnel costs, of which approximately $80,000 was related to VoX. Although our marketing has been directed to consumers with acceptable credit scores, we recently adjusted our marketing strategy for the future in order to reduce our bad debt expense. We are now telemarketing more actively to small businesses and have changed our requirements for residential customers so that we are marketing only to consumers who are homeowners and have proven records of good credit history. Although this strategy will most likely increase our acquisition costs per line, we anticipate the extra cost associated with purchasing homeowner-only leads of credit-worthy customers will decrease our bad debt expense, which in the most recent quarter was unacceptable to us.

Depreciation expense decreased to approximately $1,000 for the three-month period ended February 28, 2005 as compared to approximately $4,000 for the three-month period ended February 29, 2004. Although we have limited VoIP revenues and are confident that our VoIP platform is functional, we have not started to amortize the capitalized costs of our VoIP platform as we are still in the final testing stages. We anticipate that our final live platform, which will be co-located in a major data center, will be launched during the second quarter of fiscal 2005.

Interest expense increased by approximately $49,000 to approximately $52,000 for the three-month period ended February 28, 2005 as compared to approximately $3,000 for the three-month period ended February 29, 2004, as a result of our recent financing agreements (See Note 1). Interest and other income decreased by approximately $12,000, to approximately $17,000 for the three-month period ended February 28, 2005 as compared to approximately $29,000 for the three-month period ended February 29, 2004. The decrease resulted primarily from a reduction in commission income.

For the three-month period ended February 28, 2005, we recorded income of approximately $47,000, which resulted from the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note 1). No such income was recorded in the three-month period ended February 29, 2004.

For the three-month period ended February 29, 2004, reorganization items included a gain of approximately $51,000 as a result of a court-stipulated reduction in post-petition liabilities (See Note 10) and approximately $120,000 in professional fees reported by TSI (See Note 6). No such transactions occurred in the three-month period ended February 28, 2005.

For the three-month period ended February 29, 2004, we recorded a tax benefit of $45,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded for the three-month period ended February 28, 2005.

Liquidity and Capital Resources
-------------------------------

At February 28, 2005, we had cash and cash equivalents of approximately $1,552,000 and negative working capital of approximately $1,292,000.

Net cash used in operating activities aggregated approximately $771,000 and $59,000 in the three-month periods ended February 28, 2005 and February 29, 2004, respectively. The principal use of cash in fiscal 2005 was the increase in accounts receivable of approximately $1,157,000, offset by an increase in the provision for doubtful accounts of approximately $745,000 and the loss for the period of approximately $402,000. The principal use of cash in fiscal 2004 was the net change in operating assets and liabilities, which was partially offset by the income for the period of approximately $56,000.

Net cash used in investing activities in the three-month period ended February 28, 2005 aggregated approximately $101,000, resulting primarily from expenditures related to our VoIP initiative. There were no investing activities in the three-month period ended February 29, 2004.

Net cash provided by (used in) financing activities aggregated approximately $2,052,686 and ($2,000) in the three-month periods ended February 28, 2005 and February 29, 2004, respectively. In fiscal 2005, net cash provided by financing activities resulted from the proceeds of short-term and long-term notes, warrants and stock issuances and the exercise of stock options in the amounts of approximately $2,018,000 and $34,500, respectively. In fiscal 2004, net cash used in financing activities resulted from the repayment of debt.

For the three-month period ended February 28, 2005, we had approximately $101,000 in capital expenditures primarily related to our VoIP initiative. We expect to make equipment purchases of approximately $50,000 to $75,000 in the second fiscal quarter of 2005. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of VoIP services and will only be required to support a growing customer base of VoIP subscribers.

We have stock purchase warrants that entitle us to purchase approximately 95,000 shares of Talk America Holdings Inc. ("Talk"). The warrant exercise price is $6.30 per share and, at April 1, 2005, our warrants were in-the-money, as Talk common stock was trading at approximately $6.41 per share at such date.

We have reported profits in the last two fiscal years, but we have also sustained net losses from operations during those periods, as we have worked to build our customer base. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe that current cash and cash equivalents will be sufficient to finance our operations through at least the next twelve months. However, we continually evaluate our cash needs and growth opportunities and we anticipate seeking additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that would be acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives.

Item 3.     Controls and Procedures
-------     -----------------------

            Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the fiscal year ended November 30, 2004, our independent auditors, Nussbaum Yates and Wolpow, P.C. ("NYW"), communicated to our Audit Committee that the following matters involving our internal controls and operations were considered to be "reportable conditions", as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

      o     Lack of  quantity of staff,  which led to issues  related to lack of
            segregation  of  duties,   inadequate  supervision,   timeliness  of
            financial reporting and year end closing process; and

      o Lack of quantity of staff, which led to issues related to the timely preparation and filing of municipal telecommunications tax returns.

      o     Lack  of  quantity  of  staff,  which  led  to  tax  payments  being
            classified   as   cost  of   services   and  an   overstatement   of
            telecommunications taxes payable

Reportable conditions are matters coming to the attention of our independent auditor that, in its judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, NYW has advised us that it considers the first matter noted above, which relates to the lack of a segregation of duties, to be a "material weaknesses" that may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures. Based on the foregoing, our chief executive officer/chief financial officer determined that the deficiencies identified by NYW could cause our disclosure controls and procedures to be less effective at a reasonable assurance level than was desirable. However, we are actively seeking to remedy the deficiencies identified herein, including hiring additional staff to assure segregation of duties, additional review procedures and, timeliness of financial reporting, as well as preparing and filing telecommunications tax returns on a monthly basis, instead of quarterly or semi-annually. The our chief executive officer/chief financial officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during this evaluation. We continue to improve and refine our internal controls. This process is ongoing.

            Internal Control Over Financial Reporting. Other than for the matters discussed above, our chief executive officer/chief financial officer has determined that our internal controls and procedures were effective as of the end of the period covered by this report. Other than as described below, in the first quarter of fiscal 2005, there were no significant changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

            During fiscal year 2004, we reported that we had been overstating our telecommunications taxes payable for certain taxes we had paid directly to our carrier. We have changed the way we analyze our carrier bills and our tax liability accounts so that both our cost of services and taxes payable accounts are not overstated, and we have enhanced the training of personnel involved in the various processes. We believe these actions have remediated the reported deficiency.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

Item 1.     Legal Proceedings
-------     -----------------

            None

Item 2.     Changes in Securities and Purchases of Equity Securities
-------     --------------------------------------------------------

            In December 2005, we issued an aggregate of 505,000 shares of our common stock. 345,000 shares of our common stock were issued in conjunction with the exercise of options granted under our Employee Stock Option Plan, as amended. 160,000 shares of our common stock were issued to a lender in conjunction with a financing agreement as interest expense. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

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

                  On January 24, 2005, we filed a Current Report on Form 8-K related to the appointment of Gayle Greer to our Board of Directors.

                  On February 8, 2005, we filed a Current Report on Form 8-K related to our financing agreement with Laurus Master Fund, Ltd.

                  On February 24, 2005, we filed a Current Report on Form 8-K related to our wholesale services agreement with Verizon Services Corp.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            eLEC Communications Corp.


  April 19, 2005                            By:     /s/ Paul H. Riss
-------------------                              -------------------------------
Date                                              Paul H. Riss
                                                  Chief Executive Officer
                                                  (Principal Financial and
                                                   Accounting Officer)