Form 10KSB/A
period 2004-12-31
ELEC COMMUNICATIONS CORP
filed 2005-04-26
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

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

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                  EXPLANATORY NOTE FOR FILING OF FORM 10-KSB/A


      This amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004, which was originally filed on March 15, 2004 (the "Original Filing"), amends and restates in its entirety Item 8A of Part II of the Original Filing to include the information regarding disclosure controls and procedures required by Item 307 of Regulation S-B and to amend and supplement the information regarding internal control over financial reporting required by
Item 308 of Regulation S-B. Item 13 of Part III has also been amended to reflect the inclusion of updated certifications of Paul H. Riss, our Chief Executive Officer and Chief Financial Officer, filed herewith as Exhibit 31.1 and 32.1.

      The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 1 to Form 10-KSB/A. All information in this Amendment No. 1 to Form 10-KSB/A is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 to Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

                                     PART II

Item 8A. Controls and Procedures.

      (a)  Disclosure  Controls  and  Procedures.   Our  management,   with  the
participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of the end of such period, except as set forth in paragraph (b) below, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

      (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2004 audit, our management became aware of a lack of segregation of duties within our accounting and administrative departments due to the small number of employees performing our financial and administrative functions. Management believes the lack of segregation of duties, in the aggregate, amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the additional control procedures in place to help compensate for the lack of segregation of duties, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases.

      We are also evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In connection with our year-end November 30, 2004 audit, we have identified the following control deficiencies and issues with our internal controls over financial reporting that we believe amount in the aggregate to a significant deficiency in our internal controls over financial reporting:

      o We are aware that many of the internals controls that are in place are undocumented controls. Although we have documented many of our systems and processes, we will need to expend a substantial amount of time to obtain the full documentation required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

      o After the end of our fiscal year, when we were preparing state tax returns for telecommunication taxes, we identified that we had been overstating telecom taxes payable for certain taxes that were paid by us directly to our carrier instead of being paid directly to the taxing authorities. We have adjusted our controls to mitigate this type of event from occurring in future periods.

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

                                    PART III

Item 13. - Exhibits List and Reports on Form 8-K.

            (a)   Exhibits  List.  The  following  exhibits  are filed with this
                  Report:

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

            (b)   Reports on Form 8-K.

                  We filed a Current Report on Form 8-K dated October 26, 2004 related to the election of a member to our Board of Directors and the sale of a promissory note and shares of common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 25th day of April 2005.

                                                eLEC COMMUNICATIONS CORP.
                                                        (Company)


                                                By: /s/ Paul H. Riss
                                                    ----------------------------
                                                    Paul H. Riss
                                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                           Title                        Date
---------------------       ----------------------------------    --------------

/s/  Paul H. Riss           Chairman of the Board of Directors    April 25, 2005
-------------------------   Chief Executive Officer
Paul H. Riss                Chief Financial Officer
                            (Principal Accounting Officer)


/s/ Greg M Cooper           Director                              April 25, 2005
-------------------------
Greg M Cooper


/s/ Gayle Greer             Director                              April 25, 2005
-------------------------
Gayle Greer


/s/ Michael Khalilian       Director                              April 25, 2005
-------------------------
Michael Khalilian