Form 10KSB/A
period 2004-11-30
ELEC COMMUNICATIONS CORP
filed 2005-05-25
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________.

                           Commission File No. 0-4465
                            eLEC COMMUNICATIONS CORP.
                 (Name of Small Business Issuer in Its Charter)

          New York                                              13-2511270
(State or Other Jurisdiction                                 (I.R.S Employer
of  Incorporation or Organization)                           Identification No.)


75 South Broadway, Suite 302, White Plains, New York              10601
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ---

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

      Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                     ---   ---

                  EXPLANATORY NOTE FOR FILING OF FORM 10-KSB/A


      This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004, which was originally filed on March 15, 2005 (as amended by Amendment No. 1 to Form 10-KSB filed on April 26, 2005, the "Original Filing"), amends and restates in its entirety Item 8A of Part II of the Original Filing to amend and supplement the information regarding disclosure controls and procedures required by Item 307 of Regulation S-B. Item 13 of Part III has also been amended to reflect the inclusion of updated certifications of Paul H. Riss, our Chief Executive Officer and Chief Financial Officer, filed herewith as
Exhibit 31.1 and 32.1.

      The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 2 on Form 10-KSB/A to the Annual Report. All information in this Amendment No. 2 on Form 10-KSB/A to the Annual Report is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment No. 2 on Form 10-KSB/A to the Annual Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

                                     PART II

Item 8A. Controls and Procedures.

      (a)  Disclosure  Controls  and  Procedures.   Our  management,   with  the
participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of the end of such period, for the reasons set forth below, our disclosure controls and procedures were not effective. We are presently taking the necessary steps to improve the effectiveness of such disclosure controls and procedures.

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

                                    PART III

Item 13. - Exhibits List and Reports on Form 8-K.

      (a)   Exhibits List. The following exhibits are filed with this Report:

            (31.1)Certification  of  our  Chief  Executive   Officer  and  Chief
                  Financial Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1)Certification  of  our  Chief  Executive   Officer  and  Chief
                  Financial Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 25th day of May 2005.

                                                      eLEC COMMUNICATIONS CORP.
                                                                     (Company)



                                                     By: /s/ Paul H. Riss
                                                         -----------------------

                                                         Paul H. Riss
                                                         Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                            Title                          Date
---------------------      ----------------------------------       ------------

/s/  Paul H. Riss          Chairman of the Board of Directors       May 25, 2005
---------------------      Chief Executive Officer
Paul H. Riss               Chief Financial Officer
                           (Principal Accounting Officer)

/s/ Greg M Cooper          Director                                 May 25, 2005
---------------------
Greg M Cooper

/s/ Gayle Greer            Director                                 May 25, 2005
---------------------
Gayle Greer

/s/ Michael Khalilian      Director                                 May 25, 2005
---------------------
Michael Khalilian