Form 10QSB/A
period 2005-02-28
ELEC COMMUNICATIONS CORP
filed 2005-05-25
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________ .

                           Commission File No. 0-4465
                            eLEC COMMUNICATIONS CORP.
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

                  EXPLANATORY NOTE FOR FILING OF FORM 10-QSB/A


      This amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended February 28, 2005, which was originally filed on April 19, 2005 (the "Original Filing"), amends and restates in its entirety Item 3 of
Part I of the Original Filing to amend and supplement the information regarding disclosure controls and procedures required by Item 307 of Regulation S-B and the information regarding internal control over financial reporting required by
Item 308 of Regulation S-B. Item 6 of Part II has also been amended to reflect the inclusion of updated certifications of Paul H. Riss, our Chief Executive Officer and Chief Financial Officer, filed herewith as Exhibits 31.1 and 32.1.

      The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 1 on Form 10-QSB/A to the Quarterly Report. All information in this Amendment No. 1 on Form 10-QSB/A to the Quarterly Report is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-QSB/A to the Quarterly Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

                                     PART I
                              FINANCIAL INFORMATION

Item 3. Controls and Procedures.

      (a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

      o Lack of quantity of staff, which led to issues related to the timely preparation and filing of municipal telecommunications tax returns; and

      o     Lack  of  quantity  of  staff,  which  led  to  tax  payments  being
            classified   as   cost  of   services   and  an   overstatement   of
            telecommunications taxes payable

      Reportable conditions are matters coming to the attention of our independent auditor that, in its judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, NYW has advised us that it considers the first matter noted above, which relates to the lack of a segregation of duties, to be a "material weakness" that may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.

      As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures. Based on the foregoing, our chief executive officer/chief financial officer determined that, as of the end of the quarter covered by this report, the deficiencies identified by NYW caused our disclosure controls and procedures not to be effective. However, we are actively seeking to remedy the deficiencies identified herein, including hiring additional staff to assure segregation of duties, additional review procedures and, timeliness of financial reporting, as well as preparing and filing telecommunications tax returns on a monthly basis, instead of quarterly or semi-annually. Our chief executive officer/chief financial officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during this evaluation. We continue to improve and refine our internal controls. This process is ongoing.

      (b) Internal Control Over Financial Reporting. Other than for the matters discussed above, our chief executive officer/chief financial officer has determined that our internal controls and procedures were effective as of the end of the period covered by this report. In the first quarter of fiscal 2005, we made one change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. During fiscal year 2004, we reported that we had been overstating our telecommunications taxes payable for certain taxes we had paid directly to our carrier. We have changed the way we analyze our carrier bills and our tax liability accounts so that both our cost of services and taxes payable accounts are not overstated, and we have enhanced the training of personnel involved in the various processes. We believe these actions have remediated the reported deficiency.

                                     PART II
                                OTHER INFORMATION

Item 6. - Exhibits.

            (31.1)Certification  of  our  Chief  Executive   Officer  and  Chief
                  Financial Officer, Paul H. Riss, pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

            (32.1)Certification  of  our  Chief  Executive   Officer  and  Chief
                  Financial Officer, Paul H. Riss, pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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