Form 10QSB
period 2005-05-31
ELEC COMMUNICATIONS CORP
filed 2005-07-15
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2005.
                               ------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .
                               --------------------    --------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,779,282 shares of Common Stock, par value $.10 per share, as of July 1, 2005.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
         --------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                       May 31, 2005
                                                                       ------------
                                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                            $    490,645
  Accounts receivable, net                                                1,809,890
  Prepaid expenses and other current assets                                  76,398
                                                                       ------------
Total current assets                                                      2,376,933

Property, plant and equipment, net                                          411,714

Other assets                                                                 95,729

Deferred finance costs                                                      276,044
                                                                       ------------
Total assets                                                           $  3,160,420
                                                                       ============

Liabilities and stockholders' equity deficiency
Current liabilities:
  Short-term borrowings                                                $    295,636
  Current maturities of long-term debt and capital lease
     obligations                                                            759,373
  Accounts payable and accrued expenses                                   2,673,708
  Taxes payable                                                             786,725
  Due to related party                                                       74,876
  Deferred revenue                                                          486,750
                                                                       ------------
Total current liabilities                                                 5,077,068
                                                                       ------------

Long-term debt                                                              532,036
                                                                       ------------

Stockholders' equity deficiency:
  Common stock, $.10 par value, 50,000,000 shares authorized,
    16,779,282 shares issued                                              1,677,928
  Capital in excess of par value                                         26,567,204
  Deficit                                                               (30,686,582)
  Accumulated other comprehensive loss, unrealized loss on
     securities                                                              (7,234)
                                                                       ------------
    Total stockholders' equity deficiency                                (2,448,684)
                                                                       ------------
Total liabilities and stockholders' equity deficiency                  $  3,160,420
                                                                       ============

See notes to the condensed consolidated financial statements.

                                   eLEC Communications Corp. and Subsidiaries
                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                    (Unaudited)

                                                               For the Six Months Ended      For the Three Months Ended
                                                              May 31, 2005   May 31, 2004   May 31, 2005   May 31, 2004
                                                              ------------   ------------   ------------   ------------
Revenues                                                      $ 8,678,855    $ 3,769,924    $ 4,815,376    $ 1,895,932
                                                              -----------    -----------    -----------    -----------

Costs and expenses:
 Costs of services                                              4,553,740      1,796,701      2,498,201        916,626
 Selling, general and administrative                            5,729,817      1,940,059      3,508,810      1,003,413
 Depreciation and amortization                                      3,442          7,811          2,087          3,953
                                                              -----------    -----------    -----------    -----------
               Total costs and expenses                        10,286,999      3,744,571      6,009,098      1,923,992
                                                              -----------    -----------    -----------    -----------

Income (loss) from operations                                  (1,608,144)        25,353     (1,193,722)       (28,060)
                                                              -----------    -----------    -----------    -----------

Other income (expense):
Interest expense                                                 (316,188)        (3,544)      (264,572)          (782)
Interest and other income                                          34,973         51,069         17,709         21,988
Gain on sale of investment securities and other investments        29,634            770         29,634            770
Change in warrant valuation                                       116,993             --         69,904             --
                                                              -----------    -----------    -----------    -----------
       Total other income (expense)                              (134,588)        48,295       (147,325)        21,976
                                                              -----------    -----------    -----------    -----------

Income (loss) before bankruptcy reorganization
items and income tax benefit                                   (1,742,732)        73,648     (1,341,047)        (6,084)
                                                              -----------    -----------    -----------    -----------

Reorganization items:
  Gain on settlement with creditors                                    --        904,027             --        852,553
  Professional fees                                                    --       (161,008)            --        (40,942)
                                                              -----------    -----------    -----------    -----------
                                                                       --        743,019             --        811,611
                                                              -----------    -----------    -----------    -----------

Income (loss) before income tax benefit                        (1,742,732)       816,667     (1,341,047)       805,527

Income tax benefit                                                     --        (47,937)            --         (2,937)
                                                              -----------    -----------    -----------    -----------

Net income (loss)                                              (1,742,732)       864,604     (1,341,047)       808,464

Other comprehensive loss -
  unrealized loss on marketable securities                         (4,983)        (2,296)        (4,398)        (2,296)
                                                              -----------    -----------    -----------    -----------

Comprehensive income (loss)
                                                              ($1,747,715)   $   862,308    ($1,345,445)   $   806,168
                                                              ===========    ===========    ===========    ===========
Basic and diluted earnings (loss) per share                        ($0.10)         $0.05         ($0.08)         $0.05
                                                              ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding
   Basic                                                       16,722,359     16,258,730     16,762,108     16,259,782
                                                              ===========    ===========    ===========    ===========
   Diluted                                                     16,722,359     16,580,715     16,762,108     16,592,854
                                                              ===========    ===========    ===========    ===========

 See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the Six Months Ended
                                                         May 31, 2005   May 31, 2004
                                                         ------------   ------------
Net cash used in operating activities:                   ($1,663,448)   ($  450,810)
                                                         -----------    -----------

Cash flows used in investing activities:
   Purchase of property and equipment                       (222,744)        (3,319)
   Purchase of investment securities                          (4,923)        (4,546)
   Proceeds from the sale of investment securities
      and other investments                                   14,828            770
                                                         -----------    -----------
Net cash used in investing activities                       (212,839)        (7,095)
                                                         -----------    -----------

Cash flows from financing activities:
   Repayment of long-term debt                               (60,606)        (4,422)
   Proceeds from short-term borrowings                       273,686             --
   Proceeds from secured convertible note                  1,744,500             --
   Proceeds from the exercise of options                      37,500             --
                                                         -----------    -----------
   Net cash provided by (used in) financing activities     1,995,080         (4,422)
                                                         -----------    -----------

Increase (decrease) in cash and cash equivalents             118,793       (462,327)
Cash and cash equivalents at beginning of period             371,852        669,022
                                                         -----------    -----------
Cash and cash equivalents at the end of period           $   490,645    $   206,695
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

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended November 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2004.

Note 2 - Principal Financing Arrangements
-----------------------------------------

On December 17, 2004, we sold a promissory note (the "Note") in the principal amount of approximately $328,767 and 160,000 shares of our restricted common stock to an unaffiliated party for $300,000, of which $32,000 has been allocated to common stock issuances. The Note is payable on December 17, 2005 and is unsecured. The Note requires us to spend the proceeds of the Note on sales and marketing efforts. We recorded costs of $36,314 in connection with the issuance of the Note, which are being amortized over the term of the Note. Amortization of these costs for the six- and three-month periods ended May 31, 2005 was $16,515 and $9,153, respectively, and was included in our selling, general and administrative expenses ("SG&A") as financing costs. Amortization of the $32,000 debt discount for the six- and three-month periods ended May 31, 2005 was $14,553 and $8,065, respectively, and was included in interest expense using the effective interest method.

On February 8, 2005, we entered into a secured financing arrangement with Laurus Master Fund, Ltd. ("Laurus"). The financing consisted of a $2 million secured convertible term note (the "Convertible Note") that bears interest at the rate of prime (as published in the Wall Street Journal), plus three percent (9% as of May 31, 2005), and was initially scheduled to mature on February 8, 2006 but was subsequently extended to February 8, 2008. The Convertible Note is convertible into shares of our common stock at an initial fixed price of $0.63 per share. The fixed conversion price of the Convertible Note is subject to anti-dilution protection, on a weighted-average basis, upon our issuance of additional shares of our common stock at a price that is less than the fixed conversion price.

In connection with the financing, Laurus was also issued warrants to purchase up to 793,650 shares of our common stock. The warrants are exercisable as follows:
264,550  shares at $0.72 per  share;  264,550  shares at $0.79 per share and the balance at $0.95 per share. The underlying contracts contained certain provisions providing for a cash settlement. EITF 00-19 precludes classifying the warrants as equity, as all of the conditions stated in paragraphs 14-32 of EITF 00-19 were not satisfied. Accordingly, the warrants have been classified as debt. The proceeds of the Convertible Note were allocated first to the fair value of the warrants (liability) and the remainder to the debt instrument. We computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5, EITF 00-19 and EITF 00-27. We recorded (i) debt discounts of $504,128 for the valuation of the 793,650 warrants issued with the Convertible Note (computed using a Black-Scholes model with an interest rate of 2.31%, volatility of 158%, zero dividends and expected term of seven years); (ii) $705,866 for the beneficial conversion feature inherent in the Convertible Note; and (iii) $106,500 for debt issue costs paid to affiliates of the lender. In addition, we issued to Source Capital Group Inc., an investment banking firm, warrants to purchase up to 253,968 shares of our common stock as additional debt issue costs. These warrants were valued at $149,783 using the Black-Scholes model as discussed above. Total debt issuance costs incurred to third parties for arranging the financing aggregated $311,287, including the value of the warrants to Source Capital Group Inc. Amortization of these costs for the six- and three-month periods ended May 31, 2005 was $360,290 and $302,841, respectively, of which $111,016 and $92,859, respectively, was included in SG&A as financing costs and $249,274 and $209,982, respectively, was included in interest expense. Discounts are being amortized over one year, the initial term of the Convertible Note, using the effective interest method. The warrant liability is adjusted at each reporting date to fair market value using the Black-Scholes model, with a corresponding charge or credit to income. For six- and three-month periods ended May 31, 2005, we recorded income of $116,993 and $69,904, respectively.

To secure the payment of all of our obligations to Laurus, we entered into a Master Security Agreement that assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time acquired by us or our subsidiaries, or in which any assignor now has or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, and any other intellectual property, in each case, in which any assignor now has or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus has agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Convertible Note is to be repaid using cash or an equity conversion option as follows: we are obligated to make monthly payments to Laurus in the amount of $60,606, together with any accrued and unpaid interest to date. By the fifth business day prior to each payment date, Laurus may deliver to us a written notice directing that the monthly amount payable on the next payment date shall be paid in either shares of common stock or a combination of cash and common stock. If a repayment notice is not delivered by Laurus on or before the applicable notice date for any payment date, then we are obligated to pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus elects to receive all or a portion of the monthly amount in shares of our common stock, the number of such shares to be issued by us will be determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.63 per share. Payments due May 1, June 1 and July 1, 2005 were made in cash.

A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Convertible Note and warrants and was declared effective on June 10, 2005.

Note 3 - Major Customer
-----------------------

During the six- and three-month periods ended May 31, 2005 and May 31, 2004, no one customer accounted for more than 10% of revenue.

Note 4 - Income Taxes
---------------------

At November 30, 2004, we had net operating loss carryforwards for Federal income tax purposes of approximately $20,850,000 expiring in the years 2008 through 2024. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,450,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

Note 5 - Earnings (Loss) Per Common Share
-----------------------------------------

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

                                                        Six Months Ended
                                                   May 31, 2005   May 31, 2004
                                                   ------------   ------------
Weighted average common shares outstanding          16,722,359     16,258,730
Dilutive effect of securities                               --        321,985
                                                    ----------     ----------
                                                    16,722,359     16,580,715
                                                    ==========     ==========

                                                        Three Months Ended
                                                   May 31, 2005   May 31, 2004
                                                   ------------   ------------
Weighted average common shares outstanding          16,762,108     16,259,782
Dilutive effect of securities                               --        333,072
                                                    ----------     ----------
                                                    16,762,108     16,592,854
                                                    ==========     ==========

For the six- and three-month periods ended May 31, 2005, approximately 7,900,000 of our stock options, warrants and shares issuable upon the potential conversion of the Convertible Note were excluded from the calculation of diluted earnings
(loss) per share because the effect would be anti dilutive. For the six- and three-month periods ended May 31, 2004, approximately 1,700,000 of our stock options and warrants were excluded from the calculation of diluted earnings per share because the effect would be anti dilutive.

Note 6 - Subsidiary's Plan of Reorganization
--------------------------------------------

On July 29, 2002, Telecarrier Services, Inc. ("TSI"), a wholly-owned subsidiary, had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Bankruptcy Plan") for TSI. The Bankruptcy Plan authorized us to disburse $325,000 to creditors in full satisfaction of claims amounting to approximately $1,229,000. For the year ended November 30, 2004, TSI reported a gain of $904,027 as a result of being judicially released from these claims.

For the six- and three-month periods ended May 31, 2004, we reported a gain of approximately $904,000 and $853,000, respectively, as a result of TSI's settlement with creditors and approximately $161,000 and $41,000, respectively, in professional fees. Included in our gain for the six-months ended May 31, 2004 was a gain of approximately $51,000, that resulted from a court-stipulated reduction in post-petition liabilities (See Note 9). These items are included under the heading "Reorganization items" in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). No such transactions occurred in the six- and three-month periods ended May 31, 2005.

Note 7 - Risks and Uncertainties
--------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are other suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory changes that govern the rates we are to be charged and the obligations of the RBOCs to interconnect with, or provide unbundled network elements to their competitors. The Federal Communications Commission ("FCC") and state public utility commissions have adopted extensive rules to implement the Telecommunications Act of 1996, which sets standards for relationships between communications providers, and they revisit such regulations on an ongoing basis in response to the evolving marketplace and court decisions. In light of the foregoing, it is possible that the loss of our relationship with the primary RBOC that supplies us with wholesale telephone services or a significant unfavorable change in the regulatory environment would have a severe near-term impact on our ability to conduct our telecommunications business. In order to reduce regulatory risks going forward, our main operating subsidiary has signed a commercially negotiated wholesale services agreement with two of the RBOCs.

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

      - Our business strategy with respect to bundled local and long distance services may not succeed.

      - Our business strategy with respect to Voice over Internet Protocol ("VoIP") may not succeed.

      - Failure to manage, or difficulties in managing, our growth, operations or restructurings including attracting and retaining qualified personnel and opening up new territories for our service with favorable gross margins.

      - Dependence on the availability or functionality of incumbent local telephone companies' networks, which we purchase on a wholesale basis and resell.

      - Dependence on third party companies to process call records from our customers and provide billing services.

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

      - Inability to launch our VoIP telephony product, the success of which may be dependent upon a variety of factors, including scalability of our systems, product and feature selection, timely implementation of new products, product performance, implementation of service features mandated by federal and state laws, effectiveness of promotional efforts, cost effectiveness of our products, and appropriate identification of market demand for our existing and new products.


Because of the unexpected level of losses that we have incurred in the current year, combined with other factors, including, but not limited to (1) the significant use of our cash resources during the current year, (2) our negative working capital, and (3) our negative shareholders equity as of May 31, 2005, our ability to continue as a going concern is dependent upon factors including, but not limited to (1) our ability to improve our operating results, (2) generate sufficient cash from our businesses to meet our obligations as they become due, and (3) raise additional cash through borrowings or equity financing. We anticipate that we will be able to raise cash through the exercise of our stock warrants in Talk, and, we are negotiating with lenders to provide additional financing. There can be no assurance that we will be able to successfully accomplish these objectives.

Note 8 - Stock-Based Compensation Plans
---------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the six- and three- months ended May 31, 2005 and 2004, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the option was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrates the affect on net income
(loss) per share if we had  accounted  for our stock  option and stock  purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure":


                                         For the Six Months Ended       For the Three Months Ended
                                        May 31, 2005   May 31, 2004     May 31, 2005   May 31, 2004
                                        ------------   ------------     ------------   ------------
Net income (loss) as reported           ($1,742,732)      $864,604      ($1,341,047)      $808,464
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                            (200,329)      (112,131)        (100,902)       (55,785)
                                        -----------    -----------      -----------    -----------
Pro forma net income (loss)             ($1,943,061)      $752,473      ($1,441,949)     ($752,679)
                                        -----------    -----------      -----------    -----------
Earnings (loss) per share
  Basic, as reported                         ($0.10)          $.05           ($0.08)          $.05
  Basic, pro forma                           ($0.12)          $.05           ($0.09)          $.05


  Diluted, as reported                       ($0.10)          $.05           ($0.08)          $.05
  Diluted, pro forma                         ($0.12)          $.05           ($0.09)          $.05


Note 9 - Related Party Transactions
-----------------------------------

TSI had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provided TSI with collection, sales and other services. As a result of a court-stipulated agreement between TSI and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000. Such reduction was reported as a gain for the six-month period ended May 31, 2004 (See Note 6).

During the six- and three-month periods ended May 31, 2005, we billed Cordia Corporation ("Cordia"), a related party, $40,851 and $17,449, respectively, for telecommunications services, commissions and other costs, and Cordia billed us $350,846 and $181,535, respectively, for telecommunications services, billing services and other sundry costs. During the six- and three-month periods ended May 31, 2004, we billed Cordia, $298,030 and $88,934, respectively, for telecommunications services, commissions and other costs, and Cordia billed us $379,996 and $101,513, respectively, for telecommunications services, billing services and other sundry costs. As of May 31, 2005, we owed Cordia $74,876.

Note 10 - Reclassification
--------------------------

Certain 2004 amounts related to the bankruptcy of TSI have been reclassified to conform to the 2005 presentation.

Note 11 - Defined Benefit Plan
------------------------------

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

For the six- and three-month periods ended May 31, 2005 and 2004, we recorded pension expense of $48,000 and $24,000 for each fiscal period. For the six-month periods ended May 31, 2005 and 2004, we contributed $25,000 and $26,000, respectively, to our defined benefit plan. We expect to contribute an additional $75,000 to our defined benefit plan in remainder of fiscal 2005. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

Item 2.  Management's Analysis and Discussion or Plan of Operation
------   ---------------------------------------------------------

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

Overview

eLEC Communications Corp. is a telecommunications service holding company, with operations in three wholly-owned subsidiaries, of which two subsidiaries focus on delivering integrated telephone service by leasing landlines as a competitive local exchange carrier ("CLEC") and one subsidiary focuses on delivering such services by utilizing high-speed Internet connections to provide VoIP services. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, VoIP, and a full suite of features and calling plans. More recently, we began operating as a facilities-based VoIP carrier for other VoIP companies, as we provide origination and termination of VoIP traffic as a service to other carriers. To date, VoIP revenues have not been significant.

       Our VoIP service is provided by a wholly-owned subsidiary, VoX Communications Corp. ("VoX"). VoX owns proprietary source code and a softswitch that enables it to provide more than 20 Class 5 call features, voice mail and enhanced call handling on its own Session Initiation Protocol ("SIP") server suite. Our SIP servers are part of a cluster of servers, which we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services. We believe the server farm structure can be easily and cost-effectively scaled as our VoIP business grows. Also, servers within our server farm can be assigned different tasks as demand on the network dictates. If a server goes down, our server farm is designed in a manner that subscribers should not have a call interrupted. VoX supports origination and termination using both the G.711 and G.729 voice codecs. Our research indicates that approximately 90% of the VoIP traffic in the United States is carried at G.711, and therefore, for our wholesale customers who have already established a VoIP business that uses G.711, we provide this service. For our own retail customers and for the technologically-advanced wholesale accounts, we use the more efficient G.729 codec, which utilizes significantly less bandwidth in the transmission of voice services.

We believe our server farm provides us a superior approach to providing voice services over the Internet because it requires significantly less capital expenditures than other VoIP strategies. Our equipment expenditures required to build one server farm, which we project will carry 10,000 subscriber lines, are less than $100,000. We believe our server farm approach will provide us significant capital savings when compared to other VoIP carriers that typically purchase one large switch for more than $2 million and then seek to market to consumers as quickly as possible to bring the switch to an acceptable utilization level. We also believe our approach is significantly better than the traditional telecom approach that required hundreds of millions of dollars in capital expenditures in order to build a network.

Plan of Operation

When we lease landlines in our CLEC business, we utilize the network of an RBOC. We are dependent on the RBOC for significant operational items such as access to its back-office support systems, repair functions and switching functions in order to provide our customers with Plain Old Telephone Service ("POTS"). Although we have been able to successfully provide POTS lines, and we believe we can continue to do so, we also believe there is greater value in operating as a facilities-based VoIP carrier, in which case we will no longer be dependent upon the RBOC, and other carriers will depend on us to carry their traffic. Beginning in the second quarter of fiscal 2005, we have focused a greater amount of our corporate resources on the development and implementation of our VoIP platform. We plan to continue this focus throughout the remainder of the fiscal year.

While we plan to continue to lease lines from the RBOCs, and anticipate that the wholesale service agreements we have with the RBOCs will allow us to continue to obtain an acceptable gross margin on the POTS services we provide, our customer acquisition focus going forward will be to acquire more lines on our own VoIP platform rather than on the platform we lease from the RBOCs. We anticipate that, given our limited financial resources, we will spend more of our marketing budget to attract VoIP customers than POTS customers and that the total number of POTS lines in our subscriber base will be decreasing as our VoIP subscriber lines experience growth. Various industry groups, such as the International Packet Communications Consortium, continue to predict that billions of minutes will be transferring from traditional telecom routes to VoIP in the next two years. We plan to take advantage of that transformation and capture as many VoIP minutes as possible for VoX.

Six Months Ended May 31, 2005 vs. Six Months Ended May 31, 2004
---------------------------------------------------------------

Our revenue for the six-month period ended May 31, 2005 increased by approximately $4,909,000, or approximately 130%, to approximately $8,679,000 as compared to approximately $3,770,000 reported for the six-month period ended May 31, 2004. The growth in revenues was directly related to the growth in the number of local access lines that we served in our CLEC customer base. In the future, we anticipate spending more money on VoIP line acquisition costs than on CLEC line acquisition costs. Given our limited experience in acquiring new VoIP customers, we are unable to anticipate if we can maintain the quarter-to-quarter sales growth that we experienced in prior quarters. While the addition of two or three large wholesale VoIP accounts could potentially account for thousands of new subscriber lines, these lines may not all be added in the same month or quarter.

Our gross profit for the six-month period ended May 31, 2005 increased by approximately $2,152,000 to approximately $4,125,000 from approximately $1,973,000 reported in the six-month period ended May 31, 2004. During the same fiscal periods, our gross profit percentage decreased to 47.5% from 52.3%. The increase in gross profit resulted from the increase in our customer base in the first half of fiscal 2005 over the first half of fiscal 2004. The decrease in our gross profit percentage during the 2005 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon, as compared to the costs we previously incurred under the Unbundled Network Elements Platform ("UNE-P") service offering. Our selling strategy in fiscal 2005 is to continue to penetrate states that offer the opportunity to achieve gross margins that are higher than 40%. We anticipate that our VoIP product will also be able to yield gross margins in excess of 40%.

SG&A  increased  by  approximately   $3,790,000,   or  approximately   195%,  to
approximately $5,730,000 for the six-month period ended May 31, 2005 from approximately $1,940,000 reported in prior year fiscal period. Of this increase, approximately $2,086,000 was for bad debt expense, approximately $507,000 was for telemarketing costs, approximately $171,000 was for billing costs, approximately $128,000 was for financing costs (See Note 2), and approximately $472,000 was for increased personnel costs, of which approximately $170,000 was related to VoX. From January 2005 until approximately the middle of April 2005, our CLECs attracted an unusually high number of residential consumers that did not pay our invoices, and for which we subsequently terminated services, even though such customers had respectable credit scores. Although growth tends to be easier in the residential market than in the business market, we are now selling approximately 75% of our new CLEC lines to business customers, who we have found are better at paying their monthly telephone bills. We are also allocating significantly less marketing dollars to new CLEC line acquisition costs. Going forward, we do not anticipate the continuation of this high percentage of bad debt expense with our CLEC customers, as the residential customers we are accepting from outside marketing agencies must be credit worthy and must pay their first bill in order for the marketing company to receive its full commission. With our VoIP customers, we anticipate almost no bad debt expense, as we require credit card payment from our residential VoIP users, and all of our wholesale accounts are credit checked and required to pay us a deposit for future services. We also believe VoIP customers will generate a significantly lower bad debt percentage because they tend to be more sophisticated Internet users that are already paying for a broadband connection.

Depreciation expense decreased to approximately $3,000 for the six-month period ended May 31, 2005 as compared to approximately $8,000 for the six-month period ended May 31, 2004.

Although VoIP revenues have been insignificant to date and we are confident that our VoIP platform is functional, we have not yet begun the amortization of the capitalized costs of approximately $380,000 of our VoIP platform as we were still considered to be in the development and testing stage at May 31, 2005. In June 2005, we began running live wholesale customers on our VoIP platform and we plan to transfer all of our retail customers from our test platform to our live platform during the third quarter. We therefore anticipate that we will begin to amortize the costs of our VoIP platform in the third quarter of fiscal 2005.

Interest expense increased by approximately $312,000 to approximately $316,000 for the six-month period ended May 31, 2005 as compared to approximately $4,000 for the six-month period ended May 31, 2004, as a result of increased borrowings under our financing agreements (See Note 2).

Interest and other income decreased by approximately $16,000, to approximately $35,000 for the six-month period ended May 31, 2005 as compared to approximately $51,000 for the six-month period ended May 31, 2004. The decrease resulted primarily from a reduction in commission income.

For the six-month period ended May 31, 2005, we recorded income of approximately $117,000, which resulted from the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note 2). No such income was recorded in the six-month period ended May 31, 2004.

For the six-month periods ended May 31, 2005 and 2004, we recorded gain on the sale of investment securities and other investments of approximately $30,000 and $1,000, respectively, resulting from the sale of investment securities.

For the  six-month  period ended May 31, 2004,  we reported a gain on settlement
with  creditors  of  approximately  $904,000,   which  was  in  part  offset  by
approximately $161,000 in professional fees (See Note 6).

For the six-month period ended May 31, 2004, we recorded a tax benefit of $48,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded for the six-month period ended May 31, 2005.

Three Months Ended May 31, 2005 vs. Three Months Ended May 31, 2004
-------------------------------------------------------------------

Our revenue for the three-month period ended May 31, 2005 increased by approximately $2,919,000, or approximately 154%, to approximately $4,815,000 as compared to approximately $1,896,000 reported for the three-month period ended May 31, 2004. The growth in revenues was directly related to the growth in the number of local access lines served by our CLEC customer base. We anticipate that revenues will not reach $4,815,000 for our third quarter. As we manage the launch of our VoIP platform, we expect to use funds that previously would have been used to maintain or grow our CLEC customer base to pay for the expenses associated with launching our VoIP operation. Although we have begun to sign up VoIP customers in the third fiscal quarter, we do not believe the new VoIP accounts will generate revenues quickly enough in the third quarter to offset the decrease in CLEC POTS lines that will occur from normal attrition. In addition to regular customer churn to other companies that compete with us for POTS line service, we are experiencing an increasing number of customers that disconnect service as they have decided to use only a cell phone or a VoIP line in lieu of a POTS line. We plan to notify our POTS line customer base of the availability of our VoIP services in an effort to encourage our good CLEC customers to transfer to VoX, instead of looking to another VoIP carrier.

Our gross profit for the three-month period ended May 31, 2005 increased by approximately $1,338,000 to approximately $2,317,000 from approximately $979,000 reported in the three-month period ended May 31, 2004. During the same fiscal periods, our gross profit percentage decreased to 48.1% from 51.7%. The increase in our gross profit resulted from the increase in our customer base in second quarter of fiscal 2005 over the second quarter of fiscal 2004. The decrease in our gross profit percentage during the 2005 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon, as compared to the costs we previously incurred under the UNE-P service offering. As discussed above, our selling strategy in fiscal 2005 is to continue to penetrate states that offer the opportunity to achieve POTS gross margins that are higher than 40%. We anticipate that our VoIP product will also be able to yield gross margins in excess of 40%.

SG&A increased by approximately $2,506,000, or approximately 250%, to approximately $3,509,000 for the three-month period ended May 31, 2005 from approximately $1,003,000 reported in prior year fiscal period. Of this increase, approximately $1,354,000 was for bad debt expense, approximately $360,000 was for telemarketing costs, approximately $97,000 was for billing costs, approximately $102,000 was for financing costs (See Note 2), and approximately $260,000 was for increased personnel costs, of which approximately $99,000 was related to VoX. In the third quarter of fiscal 2005, we anticipate our CLEC line acquisition costs and our bad debt expense to be substantially lower than the second quarter figures, as we have adjusted how we market to potentially new customers and are spending fewer dollars on attracting new CLEC customers. We believe the VoIP customers, for which we require a credit card on file, will generate very little bad debt expense, and we are looking to have an increasingly large percentage of our new line acquisitions to be VoIP accounts in lieu of POTS line customers. VoIP wholesale customers, which could generate significant revenues, are required to be credit checked and to pay a deposit.

Depreciation expense decreased to approximately $2,000 for the three-month period ended May 31, 2005 as compared to approximately $4,000 for the three-month period ended May 31, 2004. Although we have limited VoIP revenues and are confident that our VoIP platform is functional, we have not started to amortize the capitalized costs of our VoIP platform as we are still in the final testing stages. We anticipate that our final live platform, which is co-located in a major data center, will be launched during the third quarter of fiscal 2005.

Interest expense increased by approximately $264,000 to approximately $265,000 for the three-month period ended May 31, 2005 as compared to approximately $1,000 for the three-month period ended May 31, 2004, as a result of increased borrowings under our recent financing agreements (See Note 2).

Interest and other income decreased by approximately $4,000, to approximately $18,000 for the three-month period ended May 31, 2005 as compared to approximately $22,000 for the three-month period ended May 31, 2004. The decrease resulted primarily from a reduction in commission income.

For the three-month period ended May 31, 2005, we recorded income of approximately $70,000 related to the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note 2). No such income was recorded in the three-month period ended May 31, 2004.

For the three-month periods ended May 31, 2005 and 2004, we recorded gain on the sale of investment securities and other investments of approximately $30,000 and $1,000, respectively, resulting from the sale of investment securities.

For the three-month  period ended May 31, 2004, we reported a gain on settlement
with  creditors  of  approximately  $853,000,   which  was  offset  in  part  by
approximately $41,000 in professional fees (See Note 6).

Liquidity and Capital Resources
-------------------------------

At May 31, 2005, we had cash and cash equivalents of approximately $491,000 and negative working capital of approximately $2,700,000.

Net cash used in operating activities aggregated approximately $1,663,000 and $451,000 in the six-month periods ended May 31, 2005 and 2004, respectively. The principal use of cash in fiscal 2005 was the loss for the period of approximately $1,743,000. The principal use of cash in fiscal 2004 was the net change in operating assets and liabilities, which was partially offset by the income for the period of approximately $865,000.

Net cash used in investing activities in the six-month periods ended May 31, 2005 and 2004 aggregated approximately $213,000 and $7,000, respectively. The principal use of cash in fiscal 2005 was the expenditures related to our VoIP initiative of approximately $223,000, which was partially offset by the proceeds of the sale of investments of approximately $15,000. The principal use of cash in fiscal 2004 was for the purchase of equipment and investment securities.

Net cash provided by (used in) financing activities aggregated approximately $1,995,000 and ($4,000) in the six-month periods ended May 31, 2005 and 2004, respectively. In fiscal 2005, net cash provided by financing activities resulted from the proceeds of short-term and long-term notes, warrants and stock issuances and the exercise of stock options in the amounts of approximately $2,018,000 and $37,500, respectively, which was partially offset by debt repayment of approximately $61,000. In fiscal 2004, net cash used in financing activities resulted from the repayment of debt.

For the six-month period ended May 31, 2005, we had approximately $223,000 in capital expenditures primarily related to our VoIP initiative. We expect to make equipment purchases of approximately $50,000 to $75,000 in the third quarter of fiscal 2005. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of VoIP services and will only be required to support a growing customer base of VoIP subscribers.

We have stock purchase warrants that entitle us to purchase approximately 95,000 shares of Talk America Holdings Inc. ("Talk"). The warrant exercise price is $6.30 per share and, at July 1, 2005, our warrants were in-the-money, as Talk common stock was trading at approximately $10.21 per share at such date. The warrants expire on August 9, 2005 and we plan to exercise them before they expire. Talk has notified us that it plans to file a registration statement in July 2005 to register the shares underlying our warrants. It will be helpful to us in exercising the warrants and selling the underlying stock if the registration statement is declared effective, by the Securities and Exchange Commission, before our warrants expire.

While we have reported profits in the last two fiscal years, we have also sustained net losses from operations during those periods, as we have worked to build our customer base. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe that current cash and cash equivalents may not be sufficient to finance our operations through at least the next twelve months. We will continue to evaluate our cash needs and growth opportunities and we anticipate seeking additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, at a price that would be acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives.

Item 3.  Controls and Procedures
------   -----------------------

      Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Exchange Act, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

      o     Lack  of  quantity  of  staff,  which  led  to  tax  payments  being
            classified   as   cost  of   services   and  an   overstatement   of
            telecommunications taxes payable.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures. Based on the foregoing, our chief executive officer/chief financial officer determined that the deficiencies identified by NYW could cause our disclosure controls and procedures to be less effective at a reasonable assurance level than was desirable. However, we are actively seeking to remedy the deficiencies identified herein, including hiring additional staff to assure segregation of duties, additional review procedures and, timeliness of financial reporting, as well as preparing and filing telecommunications tax returns on a monthly basis, instead of quarterly or semi-annually. Our chief executive officer/chief financial officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during this evaluation. We continue to improve and refine our internal controls. This process is ongoing. In June 2005 we hired an additional staff member for our accounting department to address the segregation of duties issues and to help with tax filings.

      Internal Control Over Financial Reporting. Other than for the matters discussed above, our chief executive officer/chief financial officer has determined that our internal controls and procedures were effective as of the end of the period covered by this report. Other than as described below, during fiscal 2005, there were no significant changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

      We hired an additional accountant for our accounting department in June 2005. We believe this action has helped us address issues relating to segregation of duties and tax filings, but we are still assessing whether the steps we have taken in conjunction with this action is enough to remediate the reported deficiencies.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

Item 1.     Legal Proceedings
-------     -----------------

            None

Item 2.     Changes in Securities and Purchases of Equity Securities
-------     --------------------------------------------------------

            In May 2005, we issued an aggregate of 20,000 shares of our common stock in conjunction with the exercise of options granted under our Employee Stock Option Plan, as amended. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities
-------     -------------------------------

            None

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

            The 2005 Annual Meeting of Shareholders (the "2005 Annual Meeting") was duly held on June 15, 2005. All director nominees to the Board of Directors were duly elected at the 2005 Annual Meeting. Set forth below is a brief description of each other matter voted upon at the 2005 Annual Meeting and the results of vote with respect to each matter.

                  (i)   The approval  and adoption of our 2004 Equity  Incentive
                        Plan.

                          Votes For .........    4,759,723
                          Votes Against .....      256,934
                          Votes Abstaining ..           --
                          Non-Vote ..........   10,194,160

                  (ii) Ratification of the appointment of Nussbaum Yates & Wolpow, P. C. as our auditors.

                          Votes For .........   15,155,550
                          Votes Against .....       33,664
                          Votes Abstaining ..       37,360

Item 5.     Other Information
-------     -----------------

            None

Item 6.     Exhibits
-------     --------

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

                                               eLEC Communications Corp.



July 15, 2005                                  By:  /s/ Paul H. Riss
-------------                                       ----------------------------
Date                                                    Paul H. Riss
                                                        Chief Executive Officer
                                                        (Principal Financial and
                                                         Accounting Officer)