Form 10QSB
period 2005-08-31
ELEC COMMUNICATIONS CORP
filed 2005-10-17
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2005.
                               ---------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to                        .
                               --------------------      ---------------------

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

      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X .

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,839,282 shares of Common
                                                     ---------------------------
Stock, par value $.10 per share, as of October 1, 2005.
------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-------  --------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                       August 31, 2005
                                                                       ---------------
                                                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                             $    413,896
  Accounts receivable, net                                                 1,342,716
  Prepaid expenses and other current assets                                   85,077
                                                                        ------------
Total current assets                                                       1,841,689

Property, plant and equipment, net                                           509,533

Other assets                                                                 167,165

Deferred finance costs                                                       173,710
                                                                        ------------
Total assets                                                            $  2,692,097
                                                                        ============

Liabilities and stockholders' equity deficiency Current liabilities:
  Short-term borrowings                                                 $    310,953
  Current maturities of long-term debt and capital lease
     obligations                                                             759,373
  Accounts payable and accrued expenses                                    2,628,288
  Taxes payable                                                              701,694
  Due to related party                                                        59,060
  Deferred revenue                                                           355,000
                                                                        ------------
Total current liabilities                                                  4,814,368
                                                                        ------------

Long-term debt                                                               520,403
                                                                        ------------
Stockholders' equity deficiency:
  Common stock, $.10 par value, 50,000,000 shares authorized,
    16,839,282 shares issued                                               1,683,928
  Capital in excess of par value                                          26,743,533
  Deficit                                                                (31,061,721)
  Accumulated other comprehensive loss, unrealized loss on securities         (8,414)
                                                                        ------------
     Total stockholders' equity deficiency                                (2,642,674)
                                                                        ------------
Total liabilities and stockholders' equity deficiency                   $  2,692,097
                                                                        ============

See notes to the condensed consolidated financial statements.


                               eLEC Communications Corp. and Subsidiaries
             Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                               (Unaudited)

                                                 For the Nine Months Ended       For the Three Months Ended
                                               Aug. 31, 2005   Aug. 31, 2004   Aug. 31, 2005   Aug. 31, 2004
                                               -------------   -------------   -------------   -------------
Revenues                                        $ 12,825,614    $  6,207,988    $  4,146,759    $  2,438,064
                                                ------------    ------------    ------------    ------------

Costs and expenses:
 Costs of services                                 6,793,655       2,955,924       2,239,915       1,159,223
 Selling, general and administrative               8,099,313       3,610,685       2,369,496       1,670,626
 Depreciation and amortization                        26,248          12,112          22,806           4,301
                                                ------------    ------------    ------------    ------------
               Total costs and expenses           14,919,216       6,578,721       4,632,217       2,834,150
                                                ------------    ------------    ------------    ------------

Loss from operations                              (2,093,602)       (370,733)       (485,458)       (396,086)
                                                ------------    ------------    ------------    ------------

Other income (expense):
Interest expense                                    (580,025)         (3,126)       (263,837)             --
Other income (loss)                                   51,301          28,153          16,328         (22,498)
Gain on sale of investment securities and
other investments                                    352,887             770         323,253              --
Change in warrant valuation                          151,568              --          34,575              --
                                                ------------    ------------    ------------    ------------
       Total other income (expense)                  (24,269)         25,797         110,319         (22,498)
                                                ------------    ------------    ------------    ------------

Loss before bankruptcy reorganization items
and income tax benefit                            (2,117,871)       (344,936)       (375,139)       (418,584)
                                                ------------    ------------    ------------    ------------

Reorganization items:
  Gain on settlement with creditors                       --         904,027              --              --
  Professional fees                                       --        (161,008)             --              --
                                                ------------    ------------    ------------    ------------
                                                          --         743,019              --              --
                                                ------------    ------------    ------------    ------------

Income (loss) before income tax benefit           (2,117,871)        398,083        (375,139)       (418,584)

Income tax benefit                                        --         (47,937)             --              --
                                                ------------    ------------    ------------    ------------

Net income (loss)                                 (2,117,871)        446,020        (375,139)       (418,584)

Other comprehensive loss -
  unrealized loss on marketable securities            (6,563)         (2,566)         (1,180)           (270)
                                                ------------    ------------    ------------    ------------

Comprehensive income (loss)                      ($2,124,434)   $    443,454       ($376,319)      ($418,854)
                                                ============    ============    ============    ============

Basic and diluted earnings (loss) per share           ($0.13)   $       0.03          ($0.02)         ($0.03)
                                                ============    ============    ============    ============

Weighted average number of common shares
outstanding
   Basic                                          16,748,041      16,254,282      16,798,847      16,254,282
                                                ============    ============    ============    ============
   Diluted                                        16,748,041      16,652,398      16,798,847      16,254,282
                                                ============    ============    ============    ============

See notes to the condensed consolidated financial statements.


                               eLEC Communications Corp. and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)


                                                                         For the Nine Months Ended
                                                                       Aug. 31, 2005  Aug. 31, 2004
                                                                       -------------  -------------
Net cash used in operating activities:                                  ($1,800,541)     ($366,808)
                                                                        -----------    -----------

Cash flows used in investing activities:
   Purchase of property and equipment                                      (343,370)       (88,569)
   Purchase of investment securities                                         (7,006)            --
   Proceeds from investment securities                                      356,699            770
                                                                        -----------    -----------
Net cash provided by (used in) investing activities                           6,323        (87,799)
                                                                        -----------    -----------

Cash flows from financing activities:
   Repayment of long-term debt                                             (242,424)        (7,260)
   Principal payments on pre-petition debt in  bankruptcy proceedings            --        (23,830)
   Proceeds from short-term borrowings                                      273,686             --
   Proceeds from secured convertible note                                 1,744,500             --
   Proceeds from the exercise of options                                     60,500             --
                                                                        -----------    -----------
   Net cash provided by (used in) financing activities                    1,836,262        (31,090)
                                                                        -----------    -----------

Increase (decrease) in cash and cash equivalents                             42,044       (485,697)
Cash and cash equivalents at beginning of period                            371,852        669,022
                                                                        -----------    -----------
Cash and cash equivalents at the end of period                          $   413,896    $   183,325
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

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended November 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2004.

Note 2-Principal Financing Arrangements
---------------------------------------

On December 17, 2004, we sold a promissory note (the "Note") in the principal amount of approximately $328,767 and 160,000 shares of our restricted common stock to an unaffiliated party for $300,000, of which $32,000 has been allocated to common stock issuances. The Note is payable on December 17, 2005 and is unsecured. The Note requires us to spend the proceeds of the Note on sales and marketing efforts. We recorded costs of $36,314 in connection with the issuance of the Note, which are being amortized over the term of the Note. Amortization of these costs for the nine- and three-month periods ended August 31, 2005 was $25,668 and $9,153, respectively, and was included in our selling, general and administrative expenses ("SG&A") as financing costs. Amortization of the $32,000 debt discount for the nine- and three-month periods ended August 31, 2005 was $22,619 and $8,066, respectively, and was included in interest expense.

On February 8, 2005, we entered into a secured financing arrangement with Laurus Master Fund, Ltd. ("Laurus"). The financing consisted of a $2 million secured convertible term note (the "Convertible Note") that bears interest at the rate of prime (as published in the Wall Street Journal), plus three percent (9.5% as of August 31, 2005), and was initially scheduled to mature on February 8, 2006 but was subsequently extended to February 8, 2008. The Convertible Note is convertible into shares of our common stock at an initial fixed price of $0.63 per share. The fixed conversion price of the Convertible Note is subject to anti-dilution protection, on a weighted-average basis, upon our issuance of additional shares of our common stock at a price that is less than the fixed conversion price.

In connection with the financing, Laurus was also issued warrants to purchase up to 793,650 shares of our common stock. The warrants are exercisable as follows:
264,550  shares at $0.72 per  share;  264,550  shares at $0.79 per share and the balance at $0.95 per share. The underlying contracts contained certain provisions providing for a cash settlement. EITF 00-19 precludes classifying the warrants as equity, as all of the conditions stated in paragraphs 14-32 of EITF 00-19 were not satisfied. Accordingly, the warrants have been classified as debt. The proceeds of the Convertible Note were allocated first to the fair value of the warrants (liability) and the remainder to the debt instrument. We computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5, EITF 00-19 and EITF 00-27. We recorded (i) debt discounts of $504,128 for the valuation of the 793,650 warrants issued with the Convertible Note (computed using a Black-Scholes model with an interest rate of 2.31%, volatility of 158%, zero dividends and expected term of seven years); (ii) $705,866 for the beneficial conversion feature inherent in the Convertible Note; and (iii) $106,500 for debt issue costs paid to affiliates of the lender. In addition, we issued to Source Capital Group Inc., an investment banking firm, warrants to purchase up to 253,968 shares of our common stock as additional debt issue costs. These warrants were valued at $149,783 using the Black-Scholes model as discussed above. Total debt issuance costs incurred to third parties for arranging the financing aggregated $311,287, including the value of the warrants to Source Capital Group Inc. Amortization of these costs for the nine- and three-month periods ended August 31, 2005 was $658,230 and $297,941, respectively, of which $204,196 and $93,180, respectively, was included in SG&A as financing costs and $454,035 and $204,761, respectively, was included in interest expense. Discounts are being amortized over one year, the initial term of the Convertible Note, using the effective interest method. The warrant liability is adjusted at each reporting date to fair market value using the Black-Scholes model, with a corresponding charge or credit to income. For the nine- and three-month periods ended August 31, 2005, we recorded income of $151,568 and $34,575, respectively.

To secure the payment of all of our obligations to Laurus, we entered into a Master Security Agreement that assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time acquired by us or our subsidiaries, or in which we or any of our subsidiaries now has or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, and any other intellectual property, in each case, in which we or any of our subsidiaries now has or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event we or any of our subsidiaries wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus has agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Convertible Note is to be repaid using cash or an equity conversion option as follows: we are obligated to make monthly payments to Laurus in the amount of $60,606, together with any accrued and unpaid interest to date. By the fifth business day prior to each payment date, Laurus may deliver to us a written notice directing that the monthly amount payable on the next payment date shall be paid in either shares of common stock or a combination of cash and common stock. If a repayment notice is not delivered by Laurus on or before the applicable notice date for any payment date, then we are obligated to pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus elects to receive all or a portion of the monthly amount in shares of our common stock, the number of such shares to be issued by us will be determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.63 per share. Payments due on June 1, July 1, August 1 and September 1, 2005 were made in cash.

A registration rights agreement was executed requiring us to register under the Securities Act of 1933, as amended, the shares of our common stock underlying the Convertible Note and warrants and our registration statement filed in response to such requirement was declared effective on June 10, 2005.

Note 3-Major Customer
---------------------

During the nine- and three-month periods ended August 31, 2005 and August 31, 2004, no one customer accounted for more than 10% of revenue.

Note 4-Income Taxes
-------------------

At November 30, 2004, we had net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 expiring in the years 2008 through 2024. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,450,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

Note 5-Earnings (Loss) Per Common Share
---------------------------------------

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

                                                          Nine Months Ended
                                                   Aug. 31, 2005   Aug. 31, 2004
                                                   -------------   -------------
Weighted average common shares outstanding           16,748,041     16,254,282
Dilutive effect of securities                                --        398,116
                                                     ----------     ----------
                                                     16,748,041     16,652,398
                                                     ==========     ==========

                                                         Three Months Ended
                                                   Aug. 31, 2005   Aug. 31, 2004
                                                   -------------   -------------

Weighted average common shares outstanding           16,798,847     16,254,282
Dilutive effect of securities                                --             --
                                                     ----------     ----------
                                                     16,798,847     16,254,282
                                                     ==========     ==========

For the nine- and three-month periods ended August 31, 2005, approximately 7,800,000 of our stock options, warrants and shares issuable upon the potential conversion of the Convertible Note were excluded from the calculation of diluted earnings (loss) per share because the effect would be anti-dilutive. For the nine- and three-month periods ended August 31, 2004, approximately 1,500,000 and 2,500,000 of our stock options and warrants were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

Note 6-Subsidiary's Plan of Reorganization
------------------------------------------

On July 29, 2002, Telecarrier Services, Inc. ("TSI"), a wholly-owned subsidiary, filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Bankruptcy Plan") for TSI. The Bankruptcy Plan authorized us to disburse $325,000 to creditors in full satisfaction of claims amounting to approximately $1,229,000, when TSI emerged from bankruptcy. For the nine-month period ended August 31, 2004, we reported a gain of approximately $904,000 as a result of TSI's settlement with creditors and approximately $161,000 in professional fees. Included in our gain for the nine-months ended August 31, 2004 was a gain of approximately $51,000 that resulted from a court-stipulated reduction in post-petition liabilities (See Note 9). These items are included under the heading "Reorganization items" in our Condensed Consolidated Statement of Operations and Comprehensive Income
(Loss). No such transaction occurred in the three-month period ended August 31, 2004 or in the nine- and three-month periods ended August 31, 2005.

Note 7-Risks and Uncertainties
------------------------------

We buy substantially all of our landline telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are other suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory changes that govern the rates we are to be charged and the obligations of the RBOCs to interconnect with, or provide unbundled network elements to their competitors. The Federal Communications Commission ("FCC") and state public utility commissions have adopted extensive rules to implement the Telecommunications Act of 1996, which sets standards for relationships between communications providers, and they revisit such regulations on an ongoing basis in response to the evolving marketplace and court decisions. In light of the foregoing, it is possible that the loss of our relationship with the primary RBOC that supplies us with wholesale telephone services or a significant unfavorable change in the regulatory environment would have a severe near-term impact on our ability to conduct our landline telecommunications business. In order to reduce regulatory risks going forward, our principal operating subsidiary has signed a commercially negotiated wholesale services agreement with two of the RBOCs.

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

Because of the unexpected level of losses that we have incurred in the current year, as well as other factors, including, but not limited to, (1) the significant use of our cash resources during the current year, (2) our negative working capital, and (3) our negative shareholders equity as of August 31, 2005, our ability to continue as a going concern is dependent upon factors, including, but not limited to, our ability to (x) improve our operating results, (y) generate sufficient cash from our businesses to meet our obligations as they become due, and (z) raise additional cash through borrowings or equity financings. We anticipate that we will be able to raise cash through our current lender, with whom we have a good relationship. We have initially approached our current lender to fund the growth of VoX, and it has responded in a positive manner to our inquiries. There can be no assurance, however, that we will be able to successfully accomplish these objectives.

Note 8-Stock-Based Compensation Plans
-------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income (loss) for the nine- and three- months ended August 31, 2005 and 2004, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of the options was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrates the affect on net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                          For the Nine Months Ended        For the Three Months Ended
                                       Aug. 31, 2005     Aug. 31, 2004    Aug. 31, 2005    Aug. 31, 2004
                                       -------------     -------------    -------------    -------------
Net income (loss) as reported           ($2,117,871)        $446,020        ($375,139)       ($418,584)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                            (279,664)        (168,724)         (79,315)         (56,593)
                                        -----------         --------        ---------        ---------
Pro forma net income (loss)             ($2,397,535)        $277,296        ($454,454)       ($475,177)
                                        -----------         --------        ---------        ---------
Earnings (loss) per share
  Basic, as reported                         ($0.13)            $.03           ($0.02)           ($.03)
  Basic, pro forma                           ($0.14)            $.02           ($0.03)           ($.03)

  Diluted, as reported                       ($0.13)            $.03           ($0.02)           ($.03)
  Diluted, pro forma                         ($0.14)            $.02           ($0.03)           ($.03)


Note 9-Related Party Transactions
---------------------------------

TSI had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provided TSI with collection, sales and other services. As a result of a court-stipulated agreement between TSI and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000. Such reduction was reported as a gain for the nine-month period ended August 31, 2004 (See Note 6).

During the nine- and three-month periods ended August 31, 2005, we billed Cordia Corporation ("Cordia"), a related party, $57,394 and $16,542, respectively, for commissions and other costs, and Cordia billed us $454,851 and $104,005, respectively, for telecommunications services, billing services and other sundry costs. During the nine- and three-month periods ended August 31, 2004, we billed Cordia, $306,804 and $8,773, respectively, for telecommunications services, commissions and other costs, and Cordia billed us $531,352 and $142,856, respectively, for telecommunications services, billing services and other sundry costs. As of August 31, 2005, we owed Cordia $59,060.

Note 10-Defined Benefit Plan
----------------------------

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

For the nine- and three-month periods ended August 31, 2005 and 2004, we recorded pension expense of $72,000 and $24,000, respectively. For the nine-month periods ended August 31, 2005 and 2004, we contributed $25,000 and $64,000, respectively, to our defined benefit plan. We expect to contribute an additional $75,000 to our defined benefit plan in remainder of fiscal 2005. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

Item 2.  Management's Analysis and Discussion or Plan of Operation
-------  ---------------------------------------------------------

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

Overview

eLEC Communications Corp. is a telecommunications service holding company with operations in three wholly-owned subsidiaries. Two of our subsidiaries focus on delivering integrated telephone service by leasing landlines as a competitive local exchange carrier ("CLEC") and one subsidiary focuses on delivering such services by utilizing high-speed Internet connections to provide VoIP services. We offer small businesses and residential consumers an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, VoIP, and a full suite of features and calling plans. More recently, we began operating as a facilities-based VoIP carrier for other VoIP companies, as we provide origination and termination of VoIP traffic as a service to other carriers. To date, VoIP revenues have not been material. Based upon the contracts that customers have recently signed with us for VoIP services and the number of potential customers who are negotiating contracts for our VoIP services, we anticipate that VoIP revenues in fiscal 2006 will be more than 50% of our consolidated revenues, and could conceivably be substantially higher.

Our VoIP service is provided by a wholly-owned subsidiary, VoX Communications Corp. ("VoX"). VoX owns proprietary source code and a softswitch that enables it to provide more than 20 Class 5 call features, voice mail and enhanced call handling on its own Session Initiation Protocol ("SIP") server suite. Our SIP servers are part of a cluster of servers, which we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services. We believe the server farm structure can be easily and cost-effectively scaled as our VoIP business grows. In addition, servers within our server farm can be assigned different tasks as demand on the network dictates. If a server goes down, our server farm is designed in a manner that subscribers should not have a call interrupted. VoX supports origination and termination using both the G.711 and G.729 voice codecs. Our research indicates that approximately 90% of the VoIP traffic in the United States is carried at G.711, and therefore, for our wholesale customers who have already established a VoIP business that uses G.711, we provide this service. For our own retail customers and for the technologically-advanced wholesale accounts, we use the more efficient G.729 codec, which utilizes significantly less bandwidth in the transmission of voice services.

We believe our server farm provides us a superior approach to providing voice services over the Internet because it requires significantly less capital expenditures than other VoIP strategies. Our equipment expenditures required to build one server farm, which we project will carry 10,000 retail subscriber lines, are approximately $100,000. We believe our server farm approach will provide us significant capital savings when compared to other VoIP carriers that may purchase one large switch for more than $2 million and then seek to market to consumers as quickly as possible to bring the switch to an acceptable utilization level. We also believe our approach is significantly better than the traditional telecom approach that required hundreds of millions of dollars in capital expenditures in order to build a network.

Plan of Operation

When we lease landlines in our CLEC business, we utilize the network of an RBOC. We are dependent on the RBOC for significant operational items such as access to its back-office support systems, repair functions and switching functions in order to provide our customers with Plain Old Telephone Service ("POTS"). Although we have been able to successfully provide POTS lines, and we believe we can continue to do so, we also believe there is greater value in operating as a facilities-based VoIP carrier, in which case we will no longer be dependent upon the RBOC, and other carriers will depend on us to carry their traffic. Beginning in the second quarter of fiscal 2005, we have focused a greater amount of our corporate resources on the development and implementation of our VoIP platform. We plan to continue this focus going forward so that the majority of our revenues will eventually come from our VoIP services.

We plan to grow two kinds of VoIP customer bases, wholesale and retail. A wholesale customer is a carrier, such as a cable company or a CLEC that has an existing customer base and desires to provide our VoIP services to its customers. Depending upon how our wholesale customer wants to operate, we will either provide it with VoIP services on a private-label basis, in which case the customer of our wholesale customer will not know they are receiving VoX services; or as a VoX product, with the sponsorship of our wholesale customer. The cable companies that have signed with us are already providing high-speed Internet access to their customers. We believe these cable customers would like to up-sell their Internet subscribers VoIP services before another

VoIP provider offers these customers a VoIP product. For wholesale customers that are CLECs, we anticipate that several of these accounts will be able to sell VoIP services to many consumers beyond their existing customer base. One of our new wholesale customers has attracted more than 10,000 end-users as a CLEC operating in only one state, and now plans to use the same marketing strategies in all 50 states to sell our VoIP services. In addition to the larger geographical market that VoIP can offer a CLEC, we anticipate that our wholesale VoIP services will be an attractive solution to many CLECs that are looking for an alternative to reselling the services offered by a RBOC.

We plan to offer our retail VoIP product directly to consumers via telemarketing, agents and Internet offers. We will incur a direct customer acquisition cost when we obtain a new retail customer, whereas with our wholesale accounts, the customer acquisition cost is borne by the wholesale account. In launching our retail program, we are working with telesales companies and agents to spread our acquisition costs over several months in order to limit the amount of upfront capital required to create revenue growth.

Nine Months Ended August 31, 2005 vs. Nine Months Ended August 31, 2004
-----------------------------------------------------------------------

Our revenue for the nine-month period ended August 31, 2005 increased by approximately $6,618,000, or approximately 107%, to approximately $12,826,000 as compared to approximately $6,208,000 reported for the nine-month period ended August 31, 2004. The growth in revenues was directly related to the growth in the number of local access lines that we served in our CLEC customer base. Beginning with the third quarter, we have focused more or our efforts and financial resources on building our VoIP operations and acquiring wholesale VoIP customers. It is more difficult for us to estimate wholesale line growth than retail line growth, as we are dependent on the wholesale customer to market the VoIP services to the end-user. We find the wholesale model beneficial to us, as we believe smaller cash expenditures are required on our part to secure new accounts. In order to better control and estimate our future revenue growth, in October 2005, we began using telemarketing to acquire new VoIP retail customers. We have established agreements with call centers that allow us to pay for our customer acquisition costs over a three-month period so that these costs can be paid from the cash payments we receive from our newly-acquired customers. If our telemarketing efforts are an effective manner for adding new retail customers, we believe the deferred payment arrangement offered by the call centers will allow us rapidly to scale our retail customer base.

Our gross profit for the nine-month period ended August 31, 2005 increased by approximately $2,780,000 to approximately $6,032,000 from approximately $3,252,000 reported for the nine-month period ended August 31, 2004. During the same fiscal periods, our gross profit percentage decreased to 47.0% from 52.4%. The increase in gross profit resulted from the increase in our customer base in the first nine months of fiscal 2005 over the same period in fiscal 2004. The decrease in our gross profit percentage during the 2005 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon, as compared to the costs we previously incurred under the Unbundled Network Elements Platform ("UNE-P") service offering. Our selling strategy in the remainder of fiscal 2005 is to continue to penetrate states that offer the opportunity to achieve gross margins that are higher than 40%. We anticipate that our VoIP product will also be able to yield gross margins in excess of 40%.

SG&A increased by approximately $4,488,000, or approximately 124%, to approximately $8,099,000 for the nine-month period ended August 31, 2005 from approximately $3,611,000 reported for the prior year fiscal period. Of this increase, approximately $2,765,000 was for bad debt expense, approximately $661,000 was for increased personnel costs, of which approximately $290,000 was related to VoX, approximately $241,000 was for billing costs, approximately $232,000 was for financing costs (See Note 2), approximately $107,000 was for non-employee option costs, and approximately $97,000 was for other VoX operating costs. From January 2005 until mid-April 2005, our CLECs attracted an unusually high number of residential consumers that did not pay our invoices, and for which we subsequently terminated services, even though such customers had qualifying credit scores. Although growth tends to be easier in the residential market than in the business market, in the third quarter we began selling approximately 75% of our new CLEC lines to business customers, who we have found are better at paying their monthly telephone bills. We are also allocating significantly less marketing dollars to new CLEC line acquisition costs. Going forward, we do not anticipate the continuation of this high percentage of bad debt expense with our CLEC customers, as the residential customers we are accepting from outside marketing agencies must be more creditworthy and must pay their first bill in order for the marketing company to receive its full commission. With our VoIP customers, we anticipate almost no bad debt expense, as we require credit card payment from our residential VoIP users, and all of our wholesale accounts are credit checked and required to pay us a deposit for future services. We also believe VoIP customers will generate a significantly lower bad debt percentage because they tend to be more sophisticated Internet users that are already paying for a broadband connection.

Depreciation expense increased to approximately $26,000 for the nine-month period ended August 31, 2005 as compared to approximately $12,000 for the nine-month period ended August 31, 2004 as we began to amortize the capitalized costs of our VoIP platform in the third quarter of fiscal 2005. In June 2005, we began running live customers on our VoIP platform and consequently, we have begun to depreciate the cost of the platform.

Interest expense increased by approximately $577,000 to approximately $580,000 for the nine-month period ended August 31, 2005 as compared to approximately $3,000 for the nine-month period ended August 31, 2004, as a result of increased borrowings under our financing agreements (See Note 2).

Other income amounted to approximately $51,000 and $28,000 for the nine-month periods ended August 31, 2005 and 2004, respectively. For fiscal 2005, income of approximately $51,000 resulted primarily from commission income. For fiscal 2004 income of approximately $28,000 resulted primarily from commission income of approximately $88,000, which was partially offset by approximately $45,000 in additional costs associated with the sale of our headquarters building in the fourth quarter of fiscal 2003.

For the nine-month period ended August 31, 2005, we recorded income of approximately $152,500, which resulted from the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note 2). No such income was recorded in the nine-month period ended August 31, 2004.

For the nine-month periods ended August 31, 2005 and 2004, we recorded gain on the sale of investment securities of approximately $353,000 and $1,000, respectively.

For the nine-month period ended August 31, 2004, we reported a gain on settlement with creditors of approximately $904,000, which was offset in part by approximately $161,000 in professional fees (See Note 6).

For the nine-month period ended August 31, 2004, we recorded a tax benefit of $48,000 that resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded for the nine-month period ended August 31, 2005.

Three Months Ended August 31, 2005 vs. Three Months Ended August 31, 2004
-------------------------------------------------------------------------

Our revenue for the three-month period ended August 31, 2005 increased by approximately $1,709,000, or approximately 70%, to approximately $4,147,000 as compared to approximately $2,438,000 reported for the three-month period ended August 31, 2004. The growth in revenues was directly related to the growth in the number of local access lines served by our CLEC customer base. As we manage the launch of our VoIP platform, we expect to use funds that previously would have been used to maintain or grow our CLEC customer base to pay for the expenses associated with launching our VoIP operation. Although we began signing up VoIP customers in the third quarter of fiscal 2005, it is difficult to project the level of success of our VoIP telemarketing efforts and our VoIP wholesale program until we have several months of experience selling our product in this manner.

Our gross profit for the three-month period ended August 31, 2005 increased by approximately $628,000 to approximately $1,907,000 from approximately $1,279,000 reported for the three-month period ended August 31, 2004. During the same fiscal periods, our gross profit percentage decreased to 46.0% from 52.5%. The increase in our gross profit resulted from the increase in our customer base in the third quarter of fiscal 2005 over the third quarter of fiscal 2004. The decrease in our gross profit percentage during the 2005 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon, as compared to the costs we previously incurred under the UNE-P service offering. As discussed above, our selling strategy in fiscal 2005 is to continue to penetrate states that offer the opportunity to achieve POTS gross margins that are higher than 40%. We anticipate that our VoIP product will also be able to yield gross margins in excess of 40%.

SG&A increased by approximately $698,000, or approximately 42%, to approximately $2,369,000 for the three-month period ended August 31, 2005 from approximately $1,671,000 reported for the prior year fiscal period. Of this increase, approximately $680,000 was for bad debt expense, approximately $189,000 was for increased personnel costs, of which approximately $120,000 was related to VoX, approximately $70,000 was for billing costs, approximately $104,000 was for financing costs (See Note 2), approximately $43,000 was for non-employee option costs, and approximately $60,000 was for other VoX operating costs. This increase in expense was partially offset by a reduction in telemarketing costs of approximately $506,000. As discussed above, going forward, we do not anticipate the continuation of this high percentage of bad debt expense with our CLEC customers, as the residential customers we are accepting from outside marketing agencies must be creditworthy and must pay their first bill in order for the marketing company to receive its full commission.

Depreciation expense increased to approximately $23,000 for the three-month period ended August 31, 2005 as compared to approximately $4,000 for the three-month period ended August 31, 2004 as we began to amortize the capitalized costs of our VoIP platform in the third quarter of fiscal 2005.

Interest expense for the three-month period ended August 31, 2005 was approximately $264,000, as a result of increased borrowings under our recent financing agreements (See Note 2). We had no interest expense for the three-month period ended August 31, 2004.

Other income (loss) for the three-month periods ended August 31, 2005 and 2004 was approximately $16,000 and ($22,000), respectively. For fiscal 2005, income of approximately $16,000 resulted primarily from commission income. For fiscal 2004, loss of approximately ($22,000), resulted primarily from commission income of approximately $22,000 that was offset by approximately $45,000 in additional costs associated with the sale of our headquarters building in the fourth quarter of fiscal 2003

For the three-month period ended August 31, 2005, we recorded income of approximately $35,000 related to the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note 2). No such income was recorded in the three-month period ended August 31, 2004.

For the three-month period ended August 31, 2005 we recorded gain on the sale of investment securities and other investments of approximately $323,000.

Liquidity and Capital Resources
-------------------------------

At August 31, 2005, we had cash and cash equivalents of approximately $414,000 and negative working capital of approximately $2,973,000.

Net cash used in operating activities aggregated approximately $1,801,000 and $367,000 in the nine-month periods ended August 31, 2005 and 2004, respectively. The principal use of cash in fiscal 2005 was the loss for the period of approximately $2,118,000. The principal use of cash in fiscal 2004 was the net change in operating assets and liabilities and the pay-off of bankruptcy liabilities, partially offset by the income for the period of approximately $446,000.

Net cash provided by (used in) investing activities in the nine-month periods ended August 31, 2005 and 2004 aggregated approximately $6,000 and ($88,000), respectively. The principal source of cash in fiscal 2005 was the proceeds of the sale of investment securities of approximately $356,000, which was partially offset by capital expenditures of approximately $343,000. The principal use of cash in fiscal 2004 was for capital expenditures.

Net cash provided by (used in) financing activities aggregated approximately $1,836,000 and ($31,000) in the nine-month periods ended August 31, 2005 and 2004, respectively. In fiscal 2005, net cash provided by financing activities resulted from the proceeds of short-term and long-term notes, warrants and stock issuances and the exercise of stock options in the amounts of approximately $2,018,000 and $60,500, respectively, which was partially offset by debt repayment of approximately $242,000. In fiscal 2004, net cash used in financing activities resulted from the repayment of debt.

For the nine-month period ended August 31, 2005, we had approximately $326,000 in capital expenditures primarily related to our VoIP initiative. We expect that other capital expenditures over the next 12 months will relate primarily to the continued roll-out of our VoIP services and will only be required to support a growing customer base of VoIP subscribers.

While we have reported profits in the last two fiscal years, we also have sustained net losses from operations during those periods, as we have worked to build our customer base. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe our current cash and cash equivalents may not be sufficient to finance our operations through at least the next 12 months. We will continue to evaluate our cash needs and growth opportunities and we anticipate seeking additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, will be at a price that will be acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending will likely have an adverse impact on our ability to achieve our longer-term business objectives.

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

In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the fiscal year ended November 30, 2004, our independent auditors, Nussbaum Yates and Wolpow, P.C. ("NYW"), communicated to our Audit Committee that the following matters involving our internal controls and operations were considered to be "reportable conditions," as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

      o     Lack of  quantity of staff,  which led to issues  related to lack of
            segregation  of  duties,   inadequate  supervision,   timeliness  of
            financial reporting and year-end closing process;

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer/chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures. Based on the foregoing, our chief executive officer/chief financial officer determined that the deficiencies identified by NYW could cause our disclosure controls and procedures to be less effective at a reasonable assurance level than was desirable. However, we are actively seeking to remedy the deficiencies identified herein, including hiring additional staff to assure segregation of duties, additional review procedures and timeliness of financial reporting, as well as preparing and filing telecommunications tax returns. Our chief executive officer/chief financial officer did not note any other material weakness or significant deficiencies in our disclosure controls and procedures during this evaluation. We continue to improve and refine our internal controls. This process is ongoing. In June 2005, we hired an additional staff member for our accounting department to address the segregation of duties issues and to help with tax filings.

      Internal  Control  Over  Financial  Reporting.   Other  than  the  matters
discussed above, our chief executive officer/chief financial officer has determined that our internal controls and procedures were effective as of the end of the period covered by this report. During the third quarter of fiscal 2005, there were no significant changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------

Item 1.     Legal Proceedings
-------     -----------------

            None

Item 2.     Changes in Securities and Purchases of Equity Securities
-------     --------------------------------------------------------

            In June and August 2005, we issued an aggregate of 60,000 shares of our common stock in conjunction with the exercise of options granted under our Employee Stock Option Plan, as amended. Such shares were issued in reliance upon the exemption from registration provided by
            Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and each recipient of such shares was an `accredited investor,' as defined in Regulation D under the Securities Act of 1933, as amended.

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

                                                  eLEC Communications Corp.



October 17, 2005                                  By:   /s/ Paul H. Riss
----------------                                        ------------------------
Date                                                    Paul H. Riss
                                                        Chief Executive Officer
                                                        (Principal Financial and
                                                         Accounting Officer)