Form 10-K
period 2005-11-30
ELEC COMMUNICATIONS CORP
filed 2006-03-02
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to___________ .

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

                                 (914) 682-0214
              (Registrant's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
--------------------------------------------------------------------------------

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated  filer |_| Accelerated  filer |_| Non-accelerated  filer
|X|.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      On February 15, 2006, 16,839,282 shares of registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of May 31, 2005 was approximately $7,520,000.

      Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business
Item 1A.   Risk Factors
Item 1B.   Unresolved Staff Comments
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules

                                   SIGNATURES

      The statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

              o The availability of additional funds to successfully pursue our business plan;

              o The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

              o  The highly competitive nature of our industry;

              o  The acceptance of VoIP technology by mainstream consumers;

              o  Our ability to retain key personnel;

              o Our ability to maintain adequate customer care and manage our churn rate;

              o The cooperation of incumbent carriers and industry service partners that have signed agreements with us;

              o Our ability to maintain, attract and integrate internal management, technical information and management information systems;

              o Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;

              o The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;

              o Our ability to manage rapid growth while maintaining adequate controls and procedures;

              o  The decrease in telecommunications prices to consumers; and

              o  General economic conditions.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in "Risk Factors" in Item 1A of this Report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

                                     PART I

      In this Annual Report on Form 10-K, we will refer to eLEC Communications Corp., a New York corporation, as "our company," "we," "us," and "our."

Item 1. - Business

Overview

      We are a provider of local and long distance voice telephone services and integrated Voice over Internet Protocol ("VoIP") telephony services. Internet Protocol ("IP") telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We use proprietary softswitch technology that runs on Cisco and Dell hardware to provide wholesale telephony services to other service providers and directly to retail consumers. Our technology enables telecom service providers, cable operators, wireless carriers, Internet service providers, resellers or any company seeking to offer premier packet communications services the ability to provide a feature-rich VoIP service offering.

      The anticipated rollout of worldwide VoIP services is expected to allow consumers and businesses to communicate at dramatically reduced costs in comparison to traditional telephony networks. Traditionally, telephony carriers have built networks based on circuit switching technology, which creates and maintains a dedicated path for individual telephone calls until the call is terminated. While circuit-switched networks have provided reliable voice communications services for more than 100 years, transmission capacity is not efficiently utilized in a circuit-switched system. Under circuit-switching technology, when a person makes a telephone call, a circuit is created and remains dedicated for the entire duration of that call, rendering the circuit unavailable for the transmission of any other calls. Because of the high cost and inefficiencies of a circuit-switched network, we have leased circuit-switched network elements from other carriers in order to provide wireline services to customers.

      Data networks, such as IP networks, utilize packet switching technology that divides signals into packets and simultaneously routes them over different channels to a final destination where they are reassembled into the original order in which they were transmitted. No dedicated circuits are required and a fixed amount of bandwidth is not needed for the duration of each call. The more efficient use of network capacity results in the ability to transmit significantly higher amounts of traffic over a packet-switched network than a circuit-switched network. Packet-switching technology enables service providers to converge traditional voice and data networks in an efficient manner by carrying voice, fax, video and data traffic over the same network. IP networks are therefore less expensive for carriers to operate, and these cost savings can be passed on to the consumer in the form of lower costs for local, long distance and international long distance telephone services.

      Because of the network cost savings that are inherent in an IP network, we have created our own proprietary IP platform and have transitioned into a facilities-based VoIP service provider. In addition to the cost savings we obtain from the efficient use of network capacity, we believe our network equipment costs are lower than most other carriers as our network and technology require significantly less capital expenditures than a traditional Class 5 telecom switch in a circuit-switched network, and less equipment costs than our VoIP competitors that utilize a packet-switched network. Our proprietary softswitch, however, provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol ("SIP") server suite. Our VoIP features are controlled by us instead of a software vendor, as we write the code for any new features that we desire to offer our customers. We have no software licensing fees and our other variable network costs are expected to drop as we increase our network traffic and as we attract more pure VoIP users with traffic that does not incur the cost of originating or terminating on a circuit switched network.

      Our SIP servers are part of a cluster of servers, which we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services. We believe the server farm structure can be easily and cost-effectively scaled as our VoIP business grows. In addition, servers within our server farm can be assigned different tasks as demand on the network dictates. If an individual server ceases to function, our server farm is designed in a manner that subscribers should not have a call interrupted. We support origination and termination using both the G.711 and G.729 voice codecs. Codecs are the algorithms that enable us to carry analog voice traffic over digital lines. There are several codecs that vary in complexity, bandwidth required and voice quality. We primarily use G.711 and G.729 codecs. G.711 is a standard to represent 8 bit compressed pulse code modulation samples for signals of voice frequency. It creates a 64 kilobit per second bitstream, and we find that approximately 90% of the current VoIP traffic in the United States uses
G.711. We frequently process G.711 VoIP traffic because some of our wholesale customers do not have the ability to handle G.729. We prefer the G.729 codec, which allows us to utilize VoIP in more cost effective ways. It allows for compressing more calls in limited bandwidth, reducing the call to 8 kilobits per second. For all of our retail customers and our more sophisticated wholesale accounts, we use G.729 to save cost and enhance the quality of the call.

      Some VoIP carriers use only G.711 compression under the theory that when more bandwidth is used, the voice quality is normally better. We find, however, that our G.729 VoIP traffic provides a higher quality voice conversation than the G.711 processed by other VoIP carriers because when we utilize only 8 kilobits per second of bandwidth, fewer packets are lost. Under G.711, with the wider bitstream, the packets are more susceptible to dropping off and not reaching their intended destination, resulting in sound jitter or periods of silence during a telephone call. In addition to the high quality of our G.729 product, it requires only one-eighth the bandwidth of G.711 to bring customer traffic into and out of our switch, further reducing our costs of providing VoIP service. Similarly, using G.729 compression, we offer a bandwidth cost savings to our customers. A small office that uses six of our VoIP lines is able to support the data and telephony needs of the office with only one standard residential high-speed Internet connection with a 384 kilobits per second upstream speed. This customer would need to buy significantly more bandwidth if the VoIP lines were utilizing G.711 compression. With the quality and cost advantages of G.729, we anticipate G.729 will become increasingly utilized by VoIP carriers.

Development of Business

      We were incorporated in the State of New York under the name Sirco Products Co. Inc. in 1964 and developed a line of high quality handbags, totes, luggage and sport bags. Between 1995 and 1999, we divested our handbag and luggage operations, which had experienced several years of operating losses.

      We commenced operations in the telecommunications industry in fiscal 1998 by acquiring Essex Communications, Inc. ("Essex"), a newly-formed Competitive Local Exchange Carrier ("CLEC") formed to attract and retain a geographically concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.

      In January 2000, we acquired Telecarrier Services, Inc. ("TSI"), a CLEC that operated in the states of Massachusetts, New Jersey, New York and Rhode Island and provided long distance service in 13 states. Most of TSI's operations were acquired by Essex after the acquisition was complete, and TSI maintained its licenses as an inactive subsidiary. On July 29, 2002, TSI commenced a case under chapter 11 of the Bankruptcy Code. In February 2004, TSI filed a plan of reorganization pursuant to which the capital stock of a reorganized TSI would be sold by competitive bid and the proceeds from the sale of such stock would be used to make distributions to creditors of TSI. In April 2004, the court accepted our plan to purchase all the stock of a reorganized TSI for a price of $325,000. The purchase of TSI and its emergence from bankruptcy was completed in October 2004.

      On December 31, 2002, we sold certain assets of Essex to Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"). EAC purchased selected assets and assumed certain liabilities in conjunction with this transaction. The remaining shell of Essex was sold to Glad Holdings, LLC on September 11, 2003. As a result of such sale, we recorded a gain of approximately $7,314,000 in the fourth quarter of fiscal 2003.

      In November 2002, we began the operations of New Rochelle Telephone Corp. ("NRTC") as a start-up CLEC. We have since been able to rebuild a customer base in NRTC similar to the one we had sold to EAC.

      On August 4, 2004, we incorporated VoX Communications Corp. ("VoX") as our wholly-owned VoIP subsidiary to pursue the deployment of our own VoIP network. In addition to the general cost advantages of VoIP service noted above, the market research firm of In-Stat has estimated that VoIP communications services will grow to 55 million VoIP subscribers worldwide generating over $17 billion in annual revenue by 2009. We believe that IP communications technologies will continue to rapidly advance and will further the potential for the Internet to become the preferred medium of communications and commerce. Consequently, in fiscal 2005 we expended a vast amount of our resources on the planning, development and implementation of our VoIP network. In February 2006, we successfully relaunched our web site (www.voxcorp.net), which supports the wholesale and retail sales of our VoIP services, which enable local, national and international calling. We also completed the implementation of 911 emergency services for every VoIP line that we sell. In February 2006, our VoIP network processed approximately 500,000 minutes of voice traffic, whereas our wireline business carried approximately 17 million minutes of traffic.

Available Information

      We maintain a corporate website with the address www.elec.net. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.


Our Products and Services

      Our service offerings are tailored to meet the specific needs of both wholesale and retail customers. As a facilities-based VoIP carrier, we market to wholesale accounts that have an existing customer base of residential and small business users. We provide a compelling product offering to CLECs, Internet Service Providers ("ISPs"), cable providers, affinity groups and others. Our IP based services include:

   o  Rapid market entry in U.S. and eventually worldwide

   o  High-quality, reliable voice services

   o  Disruptive technology

   o  Free use of our softswitch and application servers

   o  Low priced services

   o  Flexibility to change platform to needs of individual carrier

   o  Customer service web site

   o  End user web site

   o  Automatic sign-up on the Internet

      Our wholesale customers are able to buy our VoIP services and quickly roll out a private-labeled solution to their customers. We have identified approximately 1,100 independent cable companies that do not have a VoIP solution. Many of these companies are already providing high-speed Internet access to their customers. We believe upselling VoIP services to their Internet subscribers is a natural fit. Under our private label program, we give each wholesaler its own customer support web site that is branded with the wholesaler's own logo so the wholesaler's customers will view the wholesaler as the VoIP service provider. Our product empowers our wholesale customers to sell VoIP services rapidly and inexpensively, without risking their own capital on expensive switches and custom IP software. We anticipate significant growth in our wholesale business in fiscal 2006, as we have signed wholesale service agreements with several carriers, some of which have the resources to obtain more than 100,000 VoIP customers. One reason we have focused much of our resources on building a robust wholesale platform is that we believe the rapid growth of wholesale VoIP revenue will not require significant amounts of our cash. Our wholesale customers will incur the customer acquisition cost of signing up a new subscriber, the cost of an integrated access device or IP telephone and the cost of providing customer service. As these accounts scale, we will incur additional network costs and technical support costs, but in our business model, the projected cash outlay for these costs will be offset by the additional revenue received from our increased billings to wholesale customers. We also project that the cash collected from revenue growth will be sufficient to allow us to expand our network equipment to support such growth due to the low facilities cost that we incur per subscriber.

      Our retail customers consist of small businesses and residential users. These customers buy our VoIP services, our landline services or both. Our VoIP services are available nationwide, while our landline services are limited to the states of New Jersey, New York and Pennsylvania. We primarily market our services through two distribution channels. We use third-party telemarketers to attract small business and residential accounts (typically less than three telephone lines for each account), and we use agents and direct marketing to attract small business and residential accounts (typically one to 10 lines in size for each account). To further help our customers manage their phone service, and to differentiate ourselves from other service providers, we provide a secure customer web site with the tools to help our customers to manage their accounts. These tools include the following:

    o Billing management: we provide customers with Web-based access to billing records, invoices, payment history and individual call records;

    o Payment processing: we provide customers with the ability to process or change secure credit card information over the Web to make payments to us;

    o Account provisioning: we provide customers with Web pages through which they can order new services, new phone numbers, including virtual numbers, and advanced features;

    o Customer care: we provide customers with first tier customer care to explain how to use features, to perform simple diagnostic checks and repairs and to contact us via email.

      The pricing and robust nature of our feature packages also help to differentiate us from our competitors. For landline customers, we offer the same calling features offered by the Incumbent Local Exchange Carrier ("ILEC") from which we are buying and reselling services, but we charge less for each of the features. We also bundle certain key features, such as Caller ID and Call Waiting, in an unlimited monthly calling plan. For our VoIP customers, we offer differentiating features, such as fax lines and toll free numbers. The following features are offered to our VoIP customer, at no extra charge:

   o  911 Dialing

   o  Voicemail

   o  Caller ID

   o  Call Waiting

   o  Call Forwarding

   o  Three Way Calling

   o  Free In-Network Calls

   o  Call Return

   o  Caller ID Block

   o  International Call Blocking

   o  Directory Assistance Blocking

   o  Do Not Disturb

   o  Speed Dial

   o  Online Account Management

For an additional competitive charge, our VoIP customers can receive additional premium features, such as:

   o  411 Directory Assistance

   o  Virtual numbers

   o  Local number portability

Our Network

      We operate a sophisticated VoIP network to deliver our VoIP services. We carefully monitor the network as it automatically minimizes the route taken by packets carrying a voice conversation, and self-regulates traffic volumes to directly control the quality of service from the origination to the termination of a call. Calls are connected on our network with minimal post dial delay and our G.729 compression yields virtually no jitter. When compared to other VoIP carriers, or wireline connections, we deliver a high quality call. Our softswitch utilizes advanced SIP infrastructure on a cluster of SIP servers and has the ability to scale at a low cost. The collective thought process of our SIP servers makes us unique, as they are capable of "thinking" about what they are doing and will perform self-healing functions when necessary to ensure a call is not dropped. Unlike many of our competitors, we do not rely on Microsoft to power our softswitch. By using our own open-source software platform, we have been able to create a neurological network and to avoid the delays of waiting for software upgrades from Microsoft and the problems associated with having too much reliance on one vendor in order to run our network.

      We consider VoIP to be an application on an IP transport. Our network does not use the mainframe technology approach that Sonus Networks, Inc. or BroadSoft, Inc. promotes. Instead, we have a fully scalable, redundant, power-backed stable platform with a server farm that contains no specifically designed telecom equipment. By not relying on the telecom equipment and related software of the larger equipment vendors, we are able to own and control our own proprietary source code and to scale without the limitations of delays, equipment financing, installation and integration and source code updates that equipment vendors impose on the VoIP carriers. Our approach is very similar to the server cluster type of approach that has provided Google, Inc. substantial computing resources at a low cost.

Business Strategy

      Our objective is to build a profitable telephone company on a stable and scalable platform with minimal network costs. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay. We believe that to achieve our objective we need to have "cradle to grave" automation of our back-office web and billing systems. We have written our software for maximum automation, flexibility and changeability.

      We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low. Technology continues to work for 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

      When an order is entered into our web based order entry system more than 50 database tables are populated. No extra back-office employees are needed to guide the order though our systems. Some of the high-level, completely automated steps that occur when a customer enters an order are as follows:

   o  Telephone number is assigned if in stock, or ordered if not in stock

   o  Customer's credit card is charged

   o E911 address is formatted and sent to the Automatic Location Identification database

   o The configuration file for an integrated access device ("IAD") is sent to the provisioning server

   o The web portal database is populated so the subscriber can view his account

   o  Provisioning status emails are generated and sent to the subscriber

   o The appropriate entries are made into the billing system for the chosen plan

   o Federal Express is contacted and a shipping label is printed to ship the IAD

   o  A welcome letter is generated

      Given our current level of automation, we believe we can handle between 500 and 1,000 orders a day. The order processing and auto-provisioning of the IAD into the back office provisioning system and billing systems is seamless and integrated and is designed to handle a single order entered on our web site or many thousands of orders flowing through an Extensible Markup Language, or XML, bulk entry portal.

      A very complex part of the web process that we created with our own software is the ability to deliver a new product into the web provisioning systems without any software code additions or changes. The products, provisioning and interface to the back-office and billing systems have been "soft coded," which means they are data driven. We can simply key new parameters pertaining to a particular product into our database, and a new product is automatically created and available for purchase in the web store. We also have the ability to load a variable set of products in the web store depending on a specific sales campaign or agent.

      Our automation strategy and soft code approach is further leveraged for our wholesale customers. We are able to set up a new wholesale account with a custom web store, logo, terms and conditions, privacy policy, products and anything else the wholesaler requires with no additional code being developed. Everything is uploadable or configurable so that we can scale.

      We believe our "cradle to grave" automation strategy in a wholesale environment, in which we are able to sell our VoIP services to other carriers, such as cable companies, CLECs and Internet service providers, will be an important factor that differentiates us from other VoIP service providers. Many VoIP service providers are primarily selling a retail product and are incurring substantial customer acquisition costs in order to grow their subscriber base. These companies have access to significantly more capital than we have and are generating large operating losses because of the rapid growth rate they have achieved. Other VoIP service providers have a wholesale offering, but have not been able to implement a satisfactory billing platform or E911 functionality. Many of these carriers do not have the ability to implement custom programs on a zero code basis, and some do not even own their own code and are dependent upon a vendor to provide them with quarterly or semi-annual upgrades so they can keep up with the new products being offered in the industry. We believe these wholesale competitors will not have the same success in scaling their business as we plan to experience.

      Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of our wholesale customers. Many of our targeted wholesale customers and some of our existing wholesale customers have ample capital to market a private-labeled VoIP product to their existing customer base or to new customers. We believe our strength is our technology-based platform. By providing our technology to cable companies, CLECs, Internet service providers, agents, affinity groups and any other entity that desires to offer a VoIP telephony product, we believe we will require significantly less cash resources than other VoIP providers will require to attract a similar number of subscribers.

Sales and Marketing

      In establishing our VoIP business, we initially do not plan to compete on price. We believe we have a stable, high-quality, feature-rich service so as to allow us to distinguish ourselves from lower-priced VoIP alternatives. Furthermore, a VoIP line offers substantial savings to any customer that is switching from a circuit-switched line. In addition to enjoying an unlimited local and national calling plan for approximately $20 less per month than the cost of Plain Old Telephone Service ("POTS") provided by an ILEC or CLEC, the VoIP consumer also can save approximately $10 a month in telecom taxes, as VoIP generally is considered data communications and is subject to substantially fewer taxes than a POTS line. If we need to lower our prices in the future to capture market share, we believe that option will be available to us.

      We are taking the following actions to grow our VoIP business:

         o Market VoIP Services to ILEC Customers. We have years of experience selling POTS lines one at a time. Similarly, we plan to sell VoIP lines one at a time to residential consumers, as there are many advantages in both speed and simplicity when we only have to provision one or two lines per location. We have instituted an outbound call program to sell to new customers, and a Google ad campaign to attract Internet users. We also are exploring direct response to an inbound call center.

         o Offer VoIP on a Wholesale Basis. We believe our VoIP platform is scalable and stable. We designed and built our platform with the intention of carrying more than one million customers. We are allowing other entities that want to offer VoIP to an existing customer base access to our platform on a wholesale basis. An independent cable company, for example, may not have the technological expertise to build its own VoIP platform, or may realize that any efforts to do so would take more than a year to accomplish. We plan to continue to attract wholesale accounts by offering our platform on a private-label basis.

         o Utilize our Technological Expertise in VoIP to Add New Products. We have developed a robust IP platform that we intend to use to develop further product enhancements. By adding new features and technologically innovative products, we believe we can continue to attract new customers and provide additional incentives for current customers to continue using our services. We currently support WiFi phones and have approximately 100 WiFi phones users on our network.

Competition

      The communications industry is highly competitive and the market for enhanced Internet and IP communications services is new and rapidly evolving. We believe the primary competitive factors that will determine our success in the Internet and IP communications market are:

              o   Quality of service

              o   Responsive customer care services

              o Ability to provide customers with a telephone number in their local calling area

              o   Pricing levels and policies

              o   Ability to provide 911 service

              o   Bundled service offerings

              o   Innovative features

              o   Ease of use

              o   Accurate billing

              o   Brand recognition

              o   Quality of IAD supported by us and used by our customer

      Future competition could come from a variety of companies, both in the Internet and telecommunications industries. This includes major companies that have been in operation for many years and have greater resources and larger subscriber bases than we have, as well as companies operating in the growing market of discount telecommunications services, including calling cards and prepaid cards. In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, and are focusing initially on instant messaging, with the intent to progress toward providing PC-to-Phone services and VoIP services.

      We anticipate that competition will also come from several traditional telecommunications companies, including industry leaders, such as AT&T Inc., Sprint Nextel Corporation, Deutsche Telekom AG, WorldCom Inc. and Qwest Communications International, Inc.,as well as established broadband services providers, such as Time Warner Inc., Comcast Corporation, and Cablevision Inc. These companies have all announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:


    o   substantially greater financial, technical and marketing resources;

    o   stronger name recognition and customer loyalty;

    o   well-established relationships with many of our target customers;

    o   larger networks; and

    o   large existing user base to cross sell new services.


            These and other competitors may be able to bundle services and products that are not offered by us together with enhanced Internet and IP communications services, which could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in lower cost structure for transmission and related costs, which could cause significant pricing pressures within the industry.

Government Regulation

      United States regulatory environment

      We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, VoIP communications services will continue to constitute information services (as opposed to regulated telecommunications services). Therefore, such services are not currently regulated by the state public service agencies charged with regulating telecommunications carriers. Nevertheless, aspects of the VoIP services that we are providing are subject to regulation by the Federal Communications Commission ("FCC,") and there may be some regulatory movement toward having VoIP providers collect and remit certain taxes that telecom providers currently collect and remit. We cannot assure you that such services will not be regulated in the future. Several efforts have been made or are currently being considered in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet.

      In addition, the FCC is currently considering reforms to universal service funding and may consider whether to impose various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. On May 19, 2005, the FCC gave Internet phone companies four months to provide 911 service to their customers and ordered incumbent carriers to make emergency networks accessible to VoIP providers. The four-month period began from date of publication of the FCC's order in the federal register in July 2005. We were unable to meet this time frame and applied for a six-month waiver. We now are able to offer 911 service to our customers. The FCC also is considering reforms to law-enforcement agency regulations and may consider imposing various types of charges, other common carrier regulations and/or additional operational burdens upon some providers of Internet and IP telephony. The FCC has stated that the development of new technologies, such as IP telephony, may increase the strain on universal service funding and emergency services provisioning and hinder law enforcement agencies activities. In that regard, the FCC is currently reviewing whether to extend universal service, emergency services provisioning and/or law-enforcement agency assistance obligations to non-traditional providers, such as facilities-based and non-facilities-based providers of VoIP services.

      Several carriers have asked the FCC to make definitive rulings regarding the classification of their IP telephony services. In response to one of those requests, the FCC determined that a particular free, peer-to-peer IP application is an interstate information service. The FCC's ruling applies only to that particular application and does not affect the regulatory classification of the services we offer. The FCC also has determined that IP-enabled services with certain characteristics are interstate services subject to federal jurisdiction, rather than state regulation. We cannot predict, however, that services we will make available to certain purchasers of our phones would be found by the FCC to meet the characteristics established by the FCC. In addition, the FCC has initiated a generic proceeding to investigate the legal and regulatory framework for all IP-enabled services, including IP telephony services. Thus, the regulatory classification issue is now before the FCC. Any ruling by the FCC on the regulatory considerations affecting Internet and IP telephony services will affect our operations and revenues.

      If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC might require providers of Internet and IP telephony services to be subject to traditional common carrier regulation, make universal service contributions, implement new hardware and/or software to aid emergency services response and aid law enforcement agencies and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation, which would apply to Internet and IP telephony providers. Despite the FCC's actions, state regulatory authorities may also retain jurisdiction to regulate the provision of, and impose charges on, intrastate Internet and IP telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such. Many, but not all, of the states that have looked at the regulation of IP telephony services have deferred consideration of the issue pending the outcome of the FCC's proceedings.

      International regulatory environment

      The regulatory treatment of Internet and IP telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit IP telephony. Other countries permit, but regulate, IP telephony. Some countries will evaluate proposed IP telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries IP telephony has not yet been addressed by legislation or regulatory action.

      In 2003, the European Commission adopted directives for a new framework for electronic communications regulation that, in part, attempt to harmonize the regulations that apply to services regardless of the technology used by the provider. Under the New Regulatory Framework, there is no distinction in regulation made based upon technology between switched or packet-based networks. As a result, some types of IP telephony services may be regulated like traditional telephony services while others may remain free from regulation. The European Commission currently is reviewing how IP telephony services fit into the New Regulatory Framework. Although it has been suggested that a "light touch" to regulation be taken, we cannot predict what future actions the European Commission and courts reviewing the New Regulatory Framework may take regarding IP telephony and related matters, or what impact, if any, such actions may have on our business.

Employees

      As of February 15, 2006, we employed 42 employees, of whom 39 were employed on a full-time basis and three were employed on a part-time basis. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Item 1A. Risk Factors

Risks Relating to Our Business

We have incurred losses since inception of our telephone business and we may be unable to achieve profitability or generate positive cash flow.

      We have not generated operating profits since fiscal 1996. While we reported net income of $170,253 and $8,323,211 in fiscal 2004 and 2003, respectively, we reported losses from our telecommunications operations. Furthermore, in fiscal 2005, we reported losses of approximately $2,266,000. In fiscal 2004, net income of $170,253 resulted primarily from the gain of approximately $743,000 resulting from a settlement with creditors in the bankruptcy proceedings of a subsidiary. In fiscal 2003, net income of $8,323,211 resulted primarily from the gain on the disposition of a subsidiary and the disposition of property of approximately $11,306,000. In fiscal 2005, fiscal 2004 and fiscal 2003, we generated operating losses of approximately ($2,402,000), ($642,000) and ($2,948,000), respectively, from our telecommunications operations. We expect to continue to incur operating losses until we develop our telecommunications operations to a level at which it generates sufficient revenues to cover operating expenses.

We have an unproven business model and can give no assurance that our business model and strategy will be successful.

      Our business strategy is unproven and we do not know whether our business model and strategy will be successful. We intend to sell wholesale and retail VoIP services to residential consumers and small businesses and de-emphasize the wireline business that we have utilized for the majority of our revenues since fiscal 2000. We have developed our own proprietary IP platform and for the first time in our operating history, we are a facilities-based carrier. We believe our network is robust and efficient, but it has not carried the hundreds of millions of minutes that we anticipate will eventually use our network. Our inability to scale our VoIP network and execute effectively as a VoIP provider, if that occurs, would significantly diminish our ability to generate sufficient VoIP revenue to achieve profitability.

We have a need for additional financing.

      Due to our recent operating losses and our additional requirements for working capital to establish and grow our business, over the past several months we have sold debt and additional shares of capital stock to fund our working capital needs. We expect that we will continue to sell our capital stock, incur additional indebtedness or sell other assets we currently own to fund the anticipated growth of our telecommunications business and implement our business objectives. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be available on terms we find acceptable. If we cannot obtain additional funds when needed, we may be forced to curtail or cease our activities, which may result in the loss of all or a substantial portion of your investment.

We depend on incumbent carriers as a key component for our business.

      To limit our capital expenditures and support staff, we rely extensively on third parties. We lease our local exchange network and our long distance network. As a result, we depend entirely on incumbent carriers for the transmission of customer telephone calls for our CLEC subsidiaries. The risk factors inherent in this approach include, but are not limited to, the following:

            o the inability to negotiate and renew favorable wholesale agreements;

            o lack of timeliness of the ILEC in processing our orders for customers seeking to utilize our services;

            o dependence on the effectiveness of internal and external telemarketing services to attract new customers;

            o dependence on third-party contractors to install necessary equipment and wiring at our customers facilities; and

            o dependence on a facilities-based carrier to provide our customers with repair services and new installation services.

We depend on a third-party billing system to bill our customers.

            The accurate and prompt billing of our customers is essential to our operations and future profitability. We utilize a third-party system for billing, tracking and customer service. Our former Chairman, who also owns stock in our company, is the Chairman and CEO of our billing company, and we believe all transactions with this company are at arms-length. The system is designed to provide us with a high degree of flexibility to handle custom rate plans that provide consumers discounts from the incumbent local carriers' rate plans or bundled plans that include various features and long distance services. Although we believe the system is very functional, it is currently set up to support approximately 500,000 local lines in six states, and its ability to handle substantially more customers is not fully tested. In addition, the billing company we utilize competes with us as a CLEC and may terminate its billing services at any time. Furthermore, in the most recent audited financial statements of the billing company we utilize, the report of the independent public accountants expressed substantial doubt about its ability to continue as a going concern. This strategy exposes us to various risks that include, but are not limited to, the following:

            o the inability to adapt the billing system to process the number of customers we are targeting in our marketing plans;

            o the failure of the system to provide all of the billing services that we require;

            o the possibility that we may want to provide services in a state that our billing company has difficulty rating calls and processing data for us; and

            o the possibility that we may need to quickly engage a new billing company to process our invoices to our customers, and devote a large amount of internal res ources at one time to work on this transition.

Our business is dependent upon our ability to resell long distance services, for which we currently rely on only one third-party carrier.

      We offer long distance telephone services as part of our service package. We currently have a wholesale agreement with only one long distance carrier to provide transmission and termination services for all of our long distance traffic. Recently, several long distance carriers have encountered financial difficulties, including the carrier utilized by us. Financial difficulties encountered by our current carrier or any other carrier with which we are negotiating could cause disruption to our operations and loss of customers and revenues.

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third-party vendors to deliver credit card transaction processing services.

      A fundamental requirement for operating a customer-friendly CLEC and an internet-based, worldwide voice service is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled. We rely on third party providers to process and guarantee payments made by our customers up to certain limits, and we may be unable to prevent our users from fraudulently receiving goods and services. Any costs we incur as a result of fraudulent transactions could harm our business. In addition, the functionality of our current billing system relies on certain third-party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion.

We may face difficulties managing our anticipated rapid expansion.

      We are attempting to grow our business rapidly in terms of the number of services we offer, the number of customers we serve and the regions we serve. In particular, we are expending substantial sums to expand our VoIP initiative. There can be no assurance that our marketing initiatives will proceed as expected or that they will be successful, particularly in light of the legal and regulatory and competitive uncertainties described elsewhere in this report. Furthermore, there is no assurance that we will successfully manage our efforts to:

            o     expand, train, manage and retain our employee base;

            o     expand and improve our customer service and support systems;

            o introduce and market new VoIP products and services and new pricing plans;

            o capitalize on new opportunities in the competitive marketplace; or

            o     control our expenses.

      The strains posed by these new demands are magnified by the emerging nature of our operations. If we cannot manage our growth effectively, our results of operations could be adversely affected.

The failure of our customers to pay their bills on a timely basis could adversely affect our cash flow.

      Our target customers consist of residences and small businesses. We anticipate having to bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. We have experienced difficulty with residential wireline accounts in the past and have incurred significant bad debt write offs. Our failure to collect accounts receivable owed to us by our residential wireline or wholesale VoIP customers on a timely basis could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Acquisitions could divert management's time and attention, dilute the voting power of existing shareholders and have a material adverse effect on our business.

      As part of our growth strategy, we may continue to acquire complementary businesses and assets. Acquisitions that we may make in the future could result in the diversion of time and personnel from our business. We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing shareholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

            o difficulties integrating the operations and personnel of acquired companies;

            o the additional financial resources required to fund the operations of acquired companies;

            o     the potential disruption of our business;

            o our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product and service offerings;

            o the difficulty of maintaining uniform standards, controls, procedures and policies;

            o the potential loss of key employees of acquired companies;

            o the impairment of employee and customer relationships as a result of changes in management; and

            o     significant expenditures to consummate acquisitions.

      As a part of our acquisition strategy, we may engage in discussions with various businesses respecting their potential acquisition. In connection with these discussions, we and each potential acquired business may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationship, management succession and related matters. As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.

We need to retain key management personnel and hire additional qualified personnel. We are dependent on the efforts of our executive officers and senior management and on our ability to hire and retain qualified management personnel.

      A small number of key management and operating employees and consultants manage our telecommunications business. Our loss of such employees or consultants or their failure to work effectively as a team could materially adversely impact our telecommunications business. Competition for qualified executives in the telecommunications and data communication industries is intense and there are a limited number of persons with applicable experience. We believe that our future success in the telecommunications business significantly depends on our ability to attract and retain highly skilled and qualified telecommunications personnel. We have not entered into employment agreements with any of our senior officers. The loss of any of Paul H. Riss, our Chief Executive Officer, Michael Khalilian, our Chief Technology Officer, or Mark Richards, our Chief Information Officer and the President of our Vox Communications subsidiary, could adversely affect our business.

We may be unable to adapt to rapid technology trends and evolving industry standards.

      The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry. We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner or that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

The telecommunications industry is highly regulated and amendments to or repeals of existing regulations or the adoption of new regulations could adversely affect our business, financial condition or results of operations.

      Federal, state and local regulation may affect our telecommunications business. Since regulation of the telecommunications industry is frequently changing, we cannot predict whether, when and to what extent new regulations will affect us. The following factors, among others, may adversely affect our business, financial condition and results of operations:

            o   delays in obtaining required regulatory approvals;

            o   new court decisions;

            o   the enactment of new adverse regulations; and

            o   the establishment of strict regulatory requirements.

The communications services industry is highly competitive and we may be unable to compete effectively.

      The communications industry, including Internet and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors are likely to join existing competitors in the communications industry, including the market for VoIP, Internet and data services. Many of our current competitors are significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience, than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, our business initiatives could be materially and adversely affected.

Industry consolidation could make it more difficult for us to compete.

      Companies offering Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger client bases, extended networks and infra-structures and more established relationships with vendors, distributors and partners than we have. With these heightened competitive pressures, there is a risk that our financial performance could be adversely impacted and the value of our common stock could decline.

Risks Relating to Our VoIP Business

      Part of our long-term strategy in building a profitable telephone company includes the marketing of our technology for VoIP-based telephony applications through our wholly-owned subsidiary, VoX. VoIP is a new technology that involves many unique risks, including those set forth below.

The VoIP telephony market is subject to rapid technological change and we depend on new product introductions in order to grow our VoIP business.

      VoIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop and sell new and enhanced VoIP telephony software products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

            o   the identification of market demand for new products;

            o   the scalability of our VoIP telephony software products;

            o   product and feature selection;

            o   timely implementation of product design and development;

            o   product performance;

            o   cost-effectiveness of products under development;

            o   effective distribution processes; and

            o   success of promotional efforts.

      Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. We have in the past experienced delays in the development of new products and the enhancement of existing products, and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance, or if such new product introductions decrease demand for existing products, our operating results would decline and our business would not grow.

We may not be successful if the Internet is not adopted by a significant number of users as a means of communications.

      If the market for IP-based communications and the related services that we will make available does not grow at the rate we anticipate or at all, we will not be able to realize our anticipated revenues with respect to our broadband phone service. To be successful, IP-based communications require validation as an effective means of communication and as a viable alternative to traditional phone service. Demand and market acceptance for newly introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional phone service for reasons including:


    o   inconsistent quality or speed of service;

    o   traffic congestion on the Internet;

    o   potentially inadequate development of the necessary infrastructure;

    o   lack of acceptable security technologies;

    o   lack   of  timely   development  and  commercialization  of  performance
        improvements; and

    o   unavailability of cost-effective, high-speed access to the Internet.

Future legislation or regulation of the Internet and/or VoIP services could restrict our business, prevent us from offering service or increase our cost of doing business.

      At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including VoIP services. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition or results of operations. Regulation may be targeted toward, among other things, assessing access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing additional regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the VoIP market and popularity of VoIP products and services heighten the risk that governments or other legislative bodies will seek to regulate VoIP and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

      Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. There is risk that a regulatory agency may require us to conform to rules that are unsuitable for VoIP communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer service to our customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet.

Our emergency calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

      Our 911 calling service is more limited, in certain areas, than the emergency calling services offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failure, in a caller's receipt of the emergency assistance he or she needs.

      Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and actual location information. While our 911 service being deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our 911 capabilities may not reach the intended PSAP, although we do have procedures in place to ensure that a dispatcher somewhere is reached. In addition, the only location information that our E911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer's registered location may be different from the customer's actual location at the time of the call because customers can use their enabled VoIP device to make calls almost anywhere a broadband connection is available. In such cases, as described below, we offer customers alternative access to emergency services.

      We are also providing E911 service that is comparable to the emergency calling services obtained by customers of traditional wireline telephone companies in the same area. For those customers, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. However, if a customer places an emergency call using the customer's enabled VoIP device and the device is in a location different from the one registered with us, the E911 system will still route the call to a dispatcher in the registered location, not the customer's actual location at the time of the call. Every time a customer moves his or her enabled VoIP device to a new location, the customer's registered location information must be updated and verified. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

      In some cases, even under our E911 service, emergency calls may be routed to a local PSAP, designated statewide default answering point or appropriate local emergency authority that is not capable of receiving our transmission of the caller's registered location information and, in some cases, the caller's phone number. Where the emergency call center is unable to process the information, the caller is provided a service that is similar to the basic 911 services offered to some wireline telephone customers. In these instances, the emergency caller may be required to verbally advise the operator of his or her location at the time of the call and, in some cases, a call back number so that the call can be handled or forwarded to an appropriate emergency dispatcher. We are continuing our efforts to deploy our E911 service such that all relevant information is displayed and will be routed to the appropriate PSAP in the first instance.

      Customers who are located in areas in which we are currently unable to provide either E911 or the basic 911 described above, as well as WiFi telephone and SoftPhone users, are supported by a national call center that is run by a third-party provider and operates 24 hours a day, seven days a week. When reaching the call center, a caller must provide his or her physical location and call back number, after which an operator will coordinate connecting the caller to the appropriate PSAP or emergency services provider.

      Our softswitching platform and back office systems are technologically advanced and the essential service delivery of providing emergency call handling is of paramount importance to us. We have developed a web portal where subscribers can maintain the flexibility of providing us with a currently correct physical location should they take the VoIP device away from the registered location. We cannot guarantee they will actually remember to enter this information in the web portal when they move their VoIP device, and if they do not make this update, the emergency call will be routed to the address that was previously notified. This flexibility, along with the ability to call into our customer support call center to update the address, is compliant with the current requirements of the FCC regarding emergency calling.

      If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider.

      Delays our customers encounter when making E911 or basic 911 calls and any inability of the answering point to automatically recognize the caller's location or telephone number can have devastating consequences. Customers may in the future attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result. Some traditional telephone companies also may be unable to provide the precise location or the caller's telephone number when their customers place emergency calls. However, while we are not covered by legislation exempting us from liability for failures of our emergency calling services, traditional telephone companies are covered. This liability could be significant. In addition, we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

The success of our planned expansion is dependent upon market developments and usage patterns.

      Our purchase of network equipment and placement of our VoIP software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make capital expenditures, in addition to making financial commitments for DS-3 circuits and colocation space, and to add additional employees. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly, which would have a materially adverse effect on our financial condition and results of operations.

Potential regulation of Internet service providers could adversely affect our operations.

      To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

Our success depends on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

      We expect the volume of simultaneous calls to increase significantly as our VoIP subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our VoIP service is disrupted, our reputation could be hurt and we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our growth in our VoIP business is dependent upon our ability to build new relationships with VoIP carriers and to bring on new customers.

      Our ability to grow through quick and cost effective deployment of our VoIP services is due, in part, to our ability to create new interconnection agreements with VoIP carriers that can provide us with telephone numbers and termination service to sign contracts with new customers, and, in many cases, to enter into joint venture or strategic agreements with local partners, as well as to satisfy newly enacted regulatory requirements to operate in emerging markets. While we pursue several opportunities simultaneously, we might not be able to create the necessary partnerships and interconnections, expand our customer base, deploy networks and generate profitable traffic over these networks within the time frame envisioned.

We are pursuing new business lines, that require specialized skill sets. Our ability to effectuate our business plan is due, in part, to the roll out of new services.

      Our ability to deploy new products and services may be hampered by technical and operational issues that could delay our ability to derive profitable revenue from these service offerings. These issues include our ability to competitively price such products and services. In addition, certain VoIP service offerings are relatively new in our industry and their market potential is relatively untested. Additionally, our ability to market these products and service offerings may prove difficult. To date, our customers use approximately only 500,000 VoIP minutes per month. As a result we have derived extremely limited revenue from our VoIP service offerings and there can be no assurance that we will increase our current focus and/or derive significant revenue from such offerings.

We rely on third party equipment suppliers.

      We are dependent on third party equipment suppliers for equipment, VoIP phones and adapter devices, including UTStarcom Inc., Cisco Systems, Inc. and Motorola, Inc. If these suppliers fail to continue product development or research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, our financial condition or results of operations could be materially adversely impacted.

We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex VoIP devices, which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

      Good customer care is important to acquiring and retaining customers. As we continue to grow our VoIP business, we will need to expand our customer care operations quickly enough to meet the needs of our increased customer base. We may face additional challenges in training our customer care staff. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher churn levels, which would cause our financial results to be negatively impacted.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively impacted.

      We support local number portability for our customers, which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past could have taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new VoX customer must maintain both VoX service and the customer's existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because VoX is not a regulated telecommunications provider, it must rely on the telephone companies, over whom we have no control, to transfer numbers. Local number portability is considered an important feature by many potential customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers.

Risks Relating to Our Common Stock

Disappointing quarterly revenue or operating results could cause the price of our common stock to fall.

      Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue and operating results may fluctuate as a result of a variety of factors, many of which are outside our control, including:

            o the amount and timing of expenditures relating to the rollout of our POTS and VoIP service offerings;

            o our ability to obtain, and the timing of, necessary regulatory approvals;

            o the rate at which we are able to attract customers within our target markets and our ability to retain these customers at sufficient aggregate revenue levels;

            o     our ability to deploy our network on a timely basis;

            o     the availability of financing to continue our expansion;

            o     technical difficulties or network downtime;

            o the availability of incumbent carrier's wholesale service program for the establishment of our own full-service platform and timing of the implementation of our VoIP platform; and

            o the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our service.

We do not intend to pay dividends on our common stock in the foreseeable future, which could cause the market price of our common stock and the value of your investment to decline.

      We expect to retain earnings, if any, to finance the expansion and development of our business. Our Board of Directors will decide whether to make future cash dividend payments. Such decision will depend on, among other things, the following factors:

            o     our earnings;

            o     our capital requirements;

            o     our operating condition;

            o     our financial condition; and

            o our compliance with various financing covenants to which we are or may become a party. Our agreement with our primary lender currently precludes the payment of dividends.

The market for our common stock is thinly traded, which could result in fluctuations in the value of our common stock.

      Although there is a public market for our common stock, the market for our common stock is thinly traded. The trading prices of our common stock could be subject to wide fluctuations in response to, among other events and factors, the following:

            o     variations in our operating results;

            o sales of a large number of shares by our existing shareholders;

            o     announcements by us or others;

            o     developments affecting us or our competitors; and

            o     extreme price and volume fluctuations in the stock market.

Our common stock price is likely to be highly volatile, which could cause the value of your investment to decline.

      The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. For example, during the last 12 months our common stock has traded at prices ranging from $0.32 to $0.72 per share. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our common stock will trade at the same levels of our stocks in our industry or that our industry stocks in general will sustain their current market prices. Factors that could cause such volatility may include, among other things:

            o actual or anticipated fluctuations in our quarterly operating results;

            o     large purchases or sales or our common stock;

            o     announcements of technological innovations;

            o     changes in financial estimates by securities analysts;

            o     investor perception of our business prospects;

            o     conditions or trends in the telecommunications industry;

            o changes in the market valuations of other industry-related companies;

            o the acceptance of market makers and institutional investors of our business model and our common stock; and

            o     worldwide economic or financial conditions.

Effect of certain charter provisions.

      Authority of Board of Directors to Issue Preferred Stock. Pursuant to the terms of our charter, our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series. Our Board of Directors may also determine the prices, rights, preferences, privileges and restrictions, including voting rights, of the shares within each series without any further shareholder vote or action. The rights of the holders of our preferred stock may adversely affect the rights of the holders of common stock. While the issuance of such preferred stock could facilitate possible acquisitions and other corporate activities, it could also impede a third party's ability to acquire control of our company.

      Limitation of Liability of Directors. Pursuant to the terms of our charter and to the extent New York law permits, we and our shareholders may not hold our directors personally liable for monetary damages in the event of a breach of fiduciary duty.

Provisions of New York law may discourage a takeover attempt even if doing so may be beneficial to our shareholders.

      Certain anti-takeover provisions of New York law could delay or hinder a change of control of our company. While such provisions generally facilitate our Board of Directors' ability to maximize shareholder value, they may discourage takeovers that could be in the best interest of certain shareholders. Such provisions could adversely affect the market value of our stock in the future.

We are exposed to potential risks from recent legislation requiring companies to evaluate internal controls under Section 404 of the Sarbanes Oxley Act of 2002.

      We are evaluating and documenting our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. We have reported material weaknesses and significant deficiencies in our disclosure controls and procedures and our internal control over financial reporting because of a deficiency in the number of qualified personnel in our accounting department. While we anticipate being able to rectify this weakness and to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. - Properties

      The following table sets forth pertinent facts concerning our office leases at February 15, 2006.

            Location                  Use         Approximate Square Feet         Annual Rent
            --------                  ---         -----------------------         -----------
     75 South Broadway               Office                4,000                    $77,000
     White Plains, NY 10601

     118 Celebration Avenue          Office                2,000                    $52,700
     Celebration, FL 34747

      The lease for our office space in White Plains, New York is a five-year lease that began on December 1, 2003 and our lease for our office space in Celebration, Florida is a three-year lease that began on February 1, 2005. We also lease colocation space in two locations in Orlando that are subject to written agreements that are renewable each year. We believe we will need to lease additional office space of between 6,000 and 10,000 square feet to meet our operating needs in fiscal 2006. We have been considering leases in Orlando, Florida with annual rentals between approximately $100,000 and $150,000.

Item 3. - Legal Proceedings

      We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on our financial condition, results of operations or liquidity. However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur.

Item 4. - Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. -     Market for Common Equity, Related  Stockholder  Matters and Small
              Business Issuer Purchases of Equity Securities

      Our common stock currently trades on The OTC Bulletin Board(R) ("OTCBB") under the symbol ELEC. The high and low closing sales price for each quarterly period of our last two fiscal years are listed below:


                                                    High            Low
              Fiscal 2004                           ----            ---
              -----------
                       1st Quarter                 $0.25          $0.13
                       2nd Quarter                  0.26           0.14
                       3rd Quarter                  0.36           0.14
                       4th Quarter                  0.40           0.21

              Fiscal 2005
              -----------
                       1st Quarter                 $0.74          $0.28
                       2nd Quarter                  0.69           0.35
                       3rd Quarter                  0.58           0.36
                       4th Quarter                  0.53           0.35

      The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of February 15, 2006, there were 195 holders of record of our common stock and approximately 3,000 beneficial holders.

      We have never paid dividends on our common stock and do not expected to do so in the foreseeable future. Our loan agreements with Laurus Master Funds, Ltd. ("Laurus") do not allow us to directly or indirectly declare or pay any dividends so long as certain amounts of our secured convertible term notes to Laurus remain outstanding.

            The following table provides information as of November 30, 2005 with respect to shares of our common stock that are issuable under equity compensation plans.

                                                                                                 Number of securities
                                                                                                remaining available to
                                              Number of securities                               future issuance under
                                                to be issued upon         Weighted-average        equity compensation
                                                   exercise of           exercise price of         plans (excluding
                                              outstanding options,      outstanding options,    securities reflected in
                                               warrants and rights      warrants and rights           column (a))
              Plan Category                            (a)                      (b)                       (c)
------------------------------------------- ---------------------------------------------------------------------------
Equity compensation plans
  approved by security holders:

   Employee Stock Option Plan (1)                       1,555,000                   $0.38                          --
   1996 Restricted Stock Plan (2)                              --                                             400,000
                                                        ---------                                             -------
                                Subtotal                1,555,000                                             400,000
                                                        ---------                                             -------
Equity compensation plans
   not approved by security holders:


   Employee stock options                               1,900,000                    0.24                          --
   Employee Stock Option Plan (1)                         734,000                    0.39                     266,000
   Laurus Master Fund, Ltd. (3)                         2,477,578                    0.33                          --
   Source Capital Group, Inc. (3)                         516,263                    0.62                          --
   Kaufman Bros. Warrants (4)                             250,000                    1.63                          --
   Capital TT, LLC (5)                                    150,000                    0.63                          --
                                                        ---------                                             -------
                                Subtotal                6,027,841                                             266,000
                                                        ---------                                             -------

                                   Total                7,582,841                                             666,000
                                                        =========                                             =======

      ________________________________

      (1) Our Employee Stock Option Plan allows for the granting of share options to Board members, officers, non-officer employees and consultants.

      (2) Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

      (3) Warrants were issued in conjunction with financings provided by Laurus Master Fund, Ltd..

      (4) The Kaufman Bros. warrants were granted for investment banking services. These warrants expired unexercised on February 26, 2006.

      (5)   Warrants were issued for consulting services.

Item 6. - Selected Financial Data

      The following selected financial information has been taken from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report.

                                 2005         2004         2003         2002         2001
                               ---------    ---------    --------     ---------    ---------
                                         (In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales                      $  15,881    $   9,558    $   5,568    $  14,242    $  19,693
Gross Profit                       7,279        4,820        2,802        5,266        7,153
Loss From Continuing
 Operations                       (2,402)        (642)      (2,948)      (4,481)     (12,601)
(Loss) Income From
 Discontinued Operations              --           --           --           --           (4)
Earnings (Loss)                   (2,266)         170        8,323       (3,319)     (12,374)
Earnings (Loss) From
 Continuing Operations
 per Common Share:
  Basic                            (0.14)        0.01         0.53        (0.21)       (0.83)
  Diluted                          (0.14)        0.01         0.53        (0.21)       (0.83)
Cash Dividends                        --           --           --           --           --

Selected Balance Sheet Data:
Working Capital                $    (974)   $  (1,939)   $  (1,938)   $ (11,214)   $  (8,031)
Property, Plant, Equipment           594          192           25        1,827        2,168
Total Assets                       4,385        1,904        1,637        4,885        7,281
Long-Term Debt (Less Current
 Maturities)                       1,655         --           --          1,145        1,288
Stockholders' Equity              (2,364)      (1,696)      (1,864)     (10,162)      (6,626)

Item 7. - Management's Discussion and Analysis or Plan of Operation

      Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 1 of this Report for additional factors relating to such statements.

Overview

      We have operated as a telephone service provider since 1998. We built our telephony business by leasing lines from incumbent local exchange carriers and reselling their services, while maintaining the vision of becoming a carrier that provides Voice over Internet Protocol, or VoIP, to both carriers and end-users. We have succeeded in our efforts to transition to a facilities-based VoIP provider, and we currently offer telephony services over the Internet or over a wireline. We offer our VoIP services throughout the United States and in many foreign countries, whereas our wireline services are offered only in the States of Pennsylvania, New Jersey and New York. Our VoIP technology enables voice communications over the Internet through the conversion of voice signals into data packets. In order to use our VoIP service, customers must have access to a high-speed Internet connection. Our VoIP technology generally uses eight kilobits per second to transmit data packets over an Internet connection. This high compression of the packet allows us to provide a superior quality voice call without excessive bandwidth use, and gives us an advantage over other carriers that use approximately 64 kilobits per second to transmit the data packets that carry a voice conversation.

      The roll-out of our VoIP product has taken significantly longer than we anticipated. A key reason for the delay was our concern over a June 3, 2005 order released by the FCC regarding proposed rulemaking for VoIP emergency services. Among other things, the order required VoIP carriers, like us, to provide enhanced emergency dialing capabilities, or E911, to all customers by November 28, 2005. Furthermore, on November 7, 2005, the FCC issued a Public Notice indicating that VoIP providers that have not fully complied with the enhanced emergency dialing capabilities requirement by November 28, 2005 should discontinue marketing their services and accepting new customers. Although we filed a petition for an extension of time and limited waiver of certain of the enhanced emergency service requirements, our existing wholesale customers and potential new customers were reluctant to move forward selling our VoIP product. While we had been able to acquire emergency dialing services for certain telephone numbers that we leased from a CLEC, we believed the geographical footprint of numbers was not extensive enough to entice new accounts to sign up for our services.

      In February 2006, we first became capable of providing emergency dialing service for every VoIP line on our service platform. In the first two weeks of February 2006, 14 potential wholesale customers signed nondisclosure agreements with us and began negotiating wholesale VoIP contracts. By February 17, 2006, three of those customers had signed a wholesale service agreement and sent us a deposit. Although we cannot control when our wholesale customers send us orders, we anticipate being able to sign up several significant wholesale accounts in fiscal 2006. We believe the functionality and changeability of our back-office systems provide us with a unique flexibility of being able to adapt VoIP programs to the needs of various wholesale customers without us having to write new code. We believe our ability to implement custom programs on a zero code basis, combined with our emergency services offering and our ability to port local telephone numbers from other carriers, including wireless and VoIP carriers, will help differentiate us from other VoIP wholesale providers, and generate rapid sale growth in VoIP services in 2006.

Revenues

      Revenues consist of telephony services revenue and customer equipment revenue.

      Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. We offer several bundled plans, unlimited plans and basic plans for residential and business customers. Each of our unlimited plans offers unlimited domestic calling, subject to certain restrictions, and each of our basic plans offers a limited number of calling minutes per month. Under our basic plans, we charge on a per minute basis when the number of calling minutes included in the plan is exceeded for a particular month. For all of our U.S. plans, we charge on a per minute basis for international calls to destinations other than Canada. These per minute fees are not included in our monthly subscription fees. Any plan we offer to individual end-users is also available to our wholesale customers at a reduced rate. VoIP revenues have not been significant to date.

      We derive most of our telephony services revenue from monthly subscription fees we charge our customers under our service plans. We also offer a VoIP fax service, virtual phone numbers, toll free numbers and other services, for each of which we may charge an additional monthly fee. We automatically charge service fees monthly in advance to the credit cards of all of our VoIP retail customers and approximately 10% of our wireline customers. We automatically charge the per minute fees not included in our monthly subscription fees to our customers' credit cards monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

      By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable we have outstanding, which lowers our working capital requirements. Collecting fees and charges in this manner also helps us mitigate bad debt exposure and is one of the industry-accepted practices for VoIP carriers. Approximately 90% of our leased wireline customers do not pay by credit card and are mailed an invoice that is due within 25 days. We have experienced growth periods with significant bad debts from wireline customers. We do not anticipate the same level of bad debt exposure in our VoIP service offerings, as our wholesale customers are required to place a one month deposit and our retail customers are required to pay by credit card. If a customer's credit card is declined, we generally suspend international calling capabilities as well as the customer's ability to incur domestic usage charges in excess of its plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If a customer's credit card cannot be successfully processed during the current month's billing cycle, we generally terminate the account.

      We also generate revenue by charging a fee for activating service. Further, we generally charge a disconnect fee to customers who do not return their IAD to us upon termination of service, if the length of time between activation and termination is less than one year. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. These revenues were nominal in fiscal 2005.

      Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

      Customer equipment revenue. Customer equipment revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment revenue includes the fees we charge our customers for shipping any equipment to them. These revenues were nominal in fiscal 2005.

Cost of Revenues

      Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

      o Usage charges and line and port costs from reselling wireline service of incumbent carriers.

      o Access charges we pay to other telephone companies to terminate VoIP calls on the public switched telephone network ("PSTN"). When a VoX subscriber calls another VoX subscriber, we do not pay an access charge, as the call routes through our network without touching the PSTN.

      o The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the PSTN of various long distance carriers.

      o The cost of leasing from other telephone companies the telephone numbers we provide to our customers. We lease these telephone numbers on a monthly basis.

      o The cost of co-locating our connection point equipment in third-party facilities owned by other telephone companies.

      o The cost of providing local number portability, which allows customers to move their existing telephone numbers from another provider to our service. Only regulated telecommunications providers have access to the centralized number databases that facilitate this process. Because VoX is not a regulated telecommunications provider, we must pay other telecommunications providers to process our local number portability requests.

      o The cost of complying with the new FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers. This cost may increase in future periods.

      o Taxes we pay on our purchases of telecommunications services from our suppliers.

      Direct cost of customer equipment and shipping. Direct cost of goods sold primarily consists of costs we incur when a customer first subscribes to our service. These costs include:

      o The cost of the equipment we provide to customers who subscribe to our service through our direct sales channel, in each case in excess of activation fees.

      o The cost of shipping and handling for customer equipment, together with the installation manual, we ship to customers.

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004

      Our revenues for fiscal 2005 increased by approximately $6,323,000, or approximately 66%, to approximately $15,881,000 as compared to approximately $9,558,000 reported for fiscal 2004. The growth in revenues was directly related to the increased number of leased local access lines we served in fiscal 2005. In fiscal 2006, we want more of our telephony service revenues to come from VoIP services than from wireline services. Consequently, almost all of our marketing efforts are focused on obtaining additional VoIP lines. We anticipate the continuation of normal customer churn in our leased line business in fiscal 2006, and expect that the bulk of our revenues during fiscal 2006 will come from our provision of VoIP services. We anticipate that many of these lines will be from wholesale customers.

      We have certain wholesale customers that have the financial resources and marketing capability to reach out to their existing customers and sell more than 100,000 VoIP lines in fiscal 2006. However, we do not control the marketing dollars of our wholesale customers or the timing of their marketing efforts. We continue to sign up wholesale customers because we are confident they will eventually provide us significant numbers of new VoIP lines. However, we are currently unable to model or predict such sales activity. In order to better control our anticipated future sales, we are testing various retail marketing channels, and in February 2006, we obtained a non-binding term sheet to purchase a telephony company that has a successful inbound marketing program that is anchored by direct response advertising. We believe this company will be able to acquire for us up to 3,000 retail VoIP lines per month, but we cannot be certain that our purchase will be completed, as we have not finished our due diligence efforts or finalized a definitive purchase agreement.

      Our gross profit for fiscal 2005 increased by approximately $2,459,000 to approximately $7,279,000 from approximately $4,820,000 reported in fiscal 2004, while our gross profit percentage of 45.8% in fiscal 2005, as compared to 50.4% in fiscal 2004, decreased by 4.6 percentage points primarily due to the higher fees we were charged for leasing lines and ports from Verizon Services Corp. ("Verizon"). The increase in our dollars of gross profit resulted from the increase in our customer base in fiscal 2005 over fiscal 2004. Our gross profit percentage of approximately 45.8% reflected our sales strategy of selling only in those states in which we believe we will be able to achieve a gross margin of over 40%. Our selling strategy in fiscal 2006 is to continue to sell leased wirelines in states in which we are offered the opportunity to achieve higher margins. However, we anticipate selling substantially more new VoIP lines in fiscal 2006 than leased lines. It is difficult for us to predict the gross margins we will achieve on our VoIP lines because we are offering both a wholesale and a retail product and the gross margin will be impacted by the product mix.

      Selling, general and administrative expenses ("SG&A") increased by approximately $4,038,000, or approximately 74.1%, to approximately $9,485,000 for fiscal 2005 from approximately $5,447,000 reported in the prior year fiscal period. Of this increase, approximately $2,563,000 was for bad debt expense, approximately $816,000 was for increased personnel costs, of which approximately $403,000 was related to VoX, approximately $230,000 was for billing costs, approximately $144,000 was for non-employee option costs and approximately $187,000 was for other VoX operating costs. From January 2005 until mid-April 2005, our CLECs attracted an unusually high number of residential consumers that did not pay our invoices, and for which we subsequently terminated services, even though such customers had qualifying credit scores. Going forward, we do not anticipate the continuation of this high percentage of bad debt expense with our CLEC customers, as we have decreased our marketing efforts to acquire new customers in favor of marketing to acquire new VoIP customers. With our VoIP customers, we anticipate minimal bad debt expense, as we require credit card payment from our residential VoIP users, and all of our wholesale accounts are credit checked and required to pay us a deposit for future services. We also believe VoIP customers will generate a significantly lower bad debt percentage because they tend to be more sophisticated Internet users that are already paying for a broadband connection.

      Depreciation and amortization expense increased by approximately $182,000 to approximately $196,000 for fiscal 2005 as compared to approximately $14,000 for the prior fiscal year. Approximately $143,000 of the increase was for deferred financing costs related to the Laurus financing (See Note 8) and approximately $40,000 related to our VoIP platform.

      Interest expense increased by approximately $679,000 to approximately $682,000 for the year ended November 30, 2005 as compared to approximately $3,000 for the prior fiscal year, as a result of increased borrowings under our financing agreements (See Note 8). We anticipate that interest expense will increase due to the interest that we project we will pay on the debt we incurred on November 30, 2005.

      Other income amounted to approximately $66,000 for the year ended November 30, 2005 as compared to $46,000 for the prior fiscal year. For fiscal 2005, other income of approximately $66,000 resulted primarily from commission income. For fiscal 2004, other income of approximately $46,000 resulted primarily from commission income of approximately $91,000, which was partially offset by approximately $45,000 in additional costs associated with the sale of our headquarters building in the fourth quarter of fiscal 2003.

      For the year ended November 30, 2005, we recorded income of approximately $177,000, which resulted from the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note 8). No such income was recorded in fiscal 2004.

      For the fiscal years ended November 30, 2005 and 2004, we recorded gain on the sale of investment securities and other investments of approximately $378,000 and $1,000, respectively. In fiscal 2005, the gain resulted from the sale of shares of Cordia Corporation of approximately $160,000 and Talk America Holding, Inc. warrants of approximately $218,000.

      In fiscal 2005 we reversed liabilities related to our discontinued luggage business in the amount of approximately $198,000. No such adjustment was made in fiscal 2004.

      For the fiscal year ended November 30, 2004, we reported a gain on settlement with creditors of approximately $904,000, which was offset in part by approximately $161,000 in professional fees. No such gain was recorded in the fiscal year ended November 30, 2005 (See Note 10).

      For the fiscal year ended November 30, 2004, we recorded a tax benefit of $26,000 that resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. No such benefit was recorded in the fiscal year ended November 30, 2005.

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

      Our gross profit for fiscal 2004 increased by approximately $2,018,000 to approximately $4,820,000 from approximately $2,802,000 reported in fiscal 2003, while our gross profit percentage of 50.4% in fiscal 2004 as compared to 50.3% in fiscal 2003 essentially remained the same from fiscal period to fiscal period. The increase in our dollars of gross profit resulted from the increase in our customer base in fiscal 2004 over fiscal 2003. Our gross profit percentage of approximately 50.4% reflected our sales strategy to sell only in those states in which we believe we will be able to achieve a gross margin of over 40

      Selling, general and administrative expenses ("SG&A") decreased by approximately $215,000, or approximately 3.8%, to approximately $5,447,000 for fiscal 2004 from approximately $5,662,000 reported in the prior fiscal year period. Although we grew our revenues significantly in fiscal 2004, we were able to limit our SG&A. Our occupancy costs were substantially lower in fiscal 2004, as we incurred rental expense of approximately $6,000 per month under our existing headquarters lease as compared to the occupancy costs of approximately $22,000 per month we incurred in operating our former headquarters building, which we sold in the fourth quarter of fiscal 2003.

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

      In fiscal 2004, we recorded a net tax benefit of approximately $48,000 offset by a current year provision of $22,000, which resulted from the reduction of an estimated accrual of corporate tax expense for fiscal 2003. In fiscal 2003, we recorded estimated corporate tax expense of approximately $75,000.

Liquidity and Capital Resources

      At November 30, 2005, we had cash and cash equivalents of approximately $206,000 and negative working capital of approximately $974,000 as compared to cash and cash equivalents of approximately $372,000 and negative working capital of approximately $1,939,000 at November 30, 2004. At November 30, 2005, we had loan proceeds receivable of approximately $1,753,000 in conjunction with our November 2005 financing (See Note 8).

      Net cash used in operating activities aggregated approximately $2,165,000, $80,000 and $1,636,000 in fiscal 2005, 2004 and 2003, respectively. The principal use of cash from operating activities in fiscal 2005 was the loss for the year of approximately $2,266,000. The principal use of cash from operating activities in fiscal 2004 was the increase in accounts receivable of approximately $1,590,000, which was offset by a non-cash item, an increase in the provision for doubtful accounts of approximately $1,049,000. The principal use of cash from operating activities in fiscal 2003 was net income of approximately $8,323,000, which was offset by non-cash gains on the sale of Essex assets and subsidiary of approximately $10,825,000.

      Net cash provided by (used in) investing activities aggregated approximately $(12,000), $(186,000) and $2,529,000 in fiscal 2005, 2004 and
2003, respectively. The principal use of cash from investing activities in fiscal 2005 was the net proceeds of approximately $385,000 received from sale of investment securities and other investments, which was offset by the purchase of property and equipment of approximately $390,000. The principal use of cash from investing activities in fiscal 2004 was the purchase of property and equipment of approximately $182,000. T he principal source of cash from investing activities in fiscal 2003 was the net proceeds of $2,100,000 received from the sale of our corporate headquarters building.

      Net cash provided by (used in) financing activities aggregated approximately $2,011,000 , $(31,000) and $(1,163,000) in fiscal 2005, 2004 and
2003, respectively. The principal source of cash from financing activities in fiscal 2005 was the net proceeds from short-term borrowings of approximately $274,000 and net proceeds from a secured convertible note of approximately $1,744,000. In fiscal 2004, net cash used in financing activities resulted from the repayment of debt. In fiscal 2003, net cash used in financing activities resulted primarily from the repayment of a mortgage note payable in respect to our former corporate headquarters building of $1,100,000.

      In fiscal 2005 and 2004, we spent approximately $390,000 and $182,000 on capital expenditures, primarily for software related to our VoIP initiative. We intend to spend a similar amount for software enhancements in fiscal 2006. We believe we also will make capital expenditures for our VoIP platform and that capital additions will be flexible depending upon the number of customers that we are able to attract to our network.

      The report of our independent registered public accounting firm on our 2005 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have sustained net losses from operations during the last three years, as we have worked to build our customer base since the sale of almost all of our customers on December 31, 2002, and subsequently worked to build the software and back-office systems required to provide VoIP telephony services. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe current cash and other financials resources, including the potential sale of CLEC assets or the borrowing of money from individual investors, will be sufficient to finance our operations through at least the next twelve months. However, we continually evaluate our cash needs and growth opportunities and we anticipate seeking additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, will be at a price that would be acceptable to us. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

            *   income tax valuation allowance; and

            *   valuation of debt discount.

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

Accounts Receivable

      In an effort to increase the number of our customer lines, we attempt to purchase lists of potential customers that have credit scores that are deemed to be credit worthy. Other than having an acceptable credit score, we do not perform significant initial credit evaluations of our customers. Once a customer is billed for services, we actively manage the accounts receivable to minimize credit risk.

      We maintain an allowance for doubtful accounts, which is estimated based upon historical experience as well as specific customer collection issues that have been identified. We cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Impairment of Long-Lived Assets

      We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2005, 2004 and 2003, there were no impairment losses.

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

Item 7A. - Quantitative and Qualitative Disclosure About Market Risk

      Our debt is primarily under two borrowing arrangements with one lender and such borrowings are at rate of 2% and 3% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of conversion features, warrants and lender discounts, the effective rate of interest has been calculated at rates of approximately 121% on our February 2005 financing and 68% on our November 2005 financing.

Item 8. - Financial Statements and Supplementary Data

      The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-2 to our consolidated financial statements are herein incorporated:

  Consolidated balance sheets - November 30, 2005 and 2004

  Consolidated statements of operations - Years ended November 30, 2005, 2004 and 2003

  Consolidated statements of stockholders' equity deficiency - Years ended November 30, 2005, 2004 and 2003

  Consolidated statements of cash flows - Years ended November 30, 2005, 2004 and 2003

  Notes to consolidated financial statements - Years ended November 30, 2005, 2004 and 2003
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors
eLEC Communications Corp.
White Plains, New York

We have audited the consolidated balance sheets of eLEC Communications Corp. and subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity deficiency, and cash flows for the years ended November 30, 2005, 2004 and 2003. Our audits also included the financial statement schedule on page F-38. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and subsidiaries as of November 30, 2005 and 2004, and the consolidated results of their operations and cash flows for the years ended November 30, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 14, 2006


                              eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                      NOVEMBER 30, 2005 AND 2004


                                                ASSETS

                                                                             2005            2004
                                                                         ------------    ------------
Current assets:
    Cash and cash equivalents                                            $    205,998    $    371,852
    Loan proceeds receivable                                                1,753,500              --
    Accounts receivable, net of allowance of
        $258,336 and $547,768 in 2005 and 2004                                989,887       1,247,063
    Prepaid expenses and other current assets                                 103,193          42,179
                                                                         ------------    ------------

                  Total current assets                                      3,052,578       1,661,094

Property and equipment, net                                                   593,811         192,413

Deferred finance costs, net                                                   542,893              --

Other assets                                                                  195,809          50,295
                                                                         ------------    ------------

                  Total assets                                           $  4,385,091    $  1,903,802
                                                                         ------------    ------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
    Short-term borrowings                                                $    326,103    $         --
    Current portion of long-term debt and capital
        lease obligations                                                      43,891          32,100
    Accounts payable and accrued expenses                                   2,743,623       2,445,947
    Taxes payable                                                             632,147         721,108
    Due to related party                                                        2,737          59,384
    Deferred revenues                                                         278,200         341,702
                                                                         ------------    ------------

                  Total current liabilities                                 4,026,701       3,600,241

Long-term debt and capital lease obligations, less
    current maturities                                                      1,654,591              --
Warrant liability                                                           1,067,526              --
                                                                         ------------    ------------

                  Total liabilities                                         6,748,818       3,600,241
                                                                         ------------    ------------

Stockholders' equity deficiency:
    Preferred stock, $.10 par value; 1,000,000 shares
        authorized, none issued and outstanding                                    --              --
    Common stock, $.10 par value; 50,000,000 shares
        authorized; 16,839,282 and 16,254,282
        shares issued and outstanding in 2005 and 2004                      1,683,928       1,625,428
    Capital in excess of par value                                         27,169,409      25,624,234
    Deficit                                                               (31,209,645)    (28,943,850)
    Accumulated other comprehensive loss, unrealized
        loss on securities                                                     (7,419)         (2,251)
                                                                         ------------    ------------

                  Total stockholders' equity deficiency                    (2,363,727)     (1,696,439)
                                                                         ------------    ------------

                  Total liabilities and stockholders'
                       equity  deficiency                                $  4,385,091    $  1,903,802
                                                                         ------------    ------------

                     See accompanying notes to consolidated financial statements.

                            eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                           YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

                                                        2005            2004            2003
                                                    ------------    ------------    ------------
Revenues                                            $ 15,880,803    $  9,557,600    $  5,568,004
                                                    ------------    ------------    ------------

Cost and expenses:
    Costs of services                                  8,601,525       4,738,038       2,765,811
    Selling, general and administrative                5,872,848       4,398,673       4,680,165
    Provision for bad debts                            3,612,005       1,048,559         981,920
    Depreciation and amortization                        196,377          14,480          88,460
                                                    ------------    ------------    ------------

              Total costs and expenses                18,282,755      10,199,750       8,516,356
                                                    ------------    ------------    ------------

Loss from operations                                  (2,401,952)       (642,150)     (2,948,352)
                                                    ------------    ------------    ------------

Other income (expense):
    Interest expense                                    (682,266)         (3,126)       (174,800)
    Other income, net                                     65,521          45,795         163,528
    Indebtedness adjustment                              198,059              --              --
    Mark to market adjustment in warrant carrying
      amount                                             176,657              --              --
    Gain on sale of investment securities
      and other investments                              378,186             770         121,687
    Gain on disposition of subsidiary                         --              --      10,825,332
    Gain on sale and disposal of property,
      plant and equipment                                     --              --         480,574
                                                    ------------    ------------    ------------

              Total other income, net                    136,157          43,439      11,416,321
                                                    ------------    ------------    ------------

Income (loss) before bankruptcy
  reorganization items and income tax
  benefit (expense)                                   (2,265,795)       (598,711)      8,467,969
                                                    ------------    ------------    ------------

Reorganization items:
    Gain on settlement with creditors                         --         904,027              --
    Professional fees                                         --        (161,000)        (69,758)
                                                    ------------    ------------    ------------

                                                              --         743,027         (69,758)
                                                    ------------    ------------    ------------

Income (loss) before income tax
  benefit (expense)                                   (2,265,795)        144,316       8,398,211

Income tax (benefit) expense                                  --         (25,937)         75,000
                                                    ------------    ------------    ------------

Net income (loss)                                   $ (2,265,795)   $    170,253    $  8,323,211
                                                    ------------    ------------    ------------

Basic earnings (loss) per share                     $       (.14)   $        .01    $        .53
                                                    ------------    ------------    ------------
Diluted earnings (loss) per share                   $       (.14)   $        .01    $        .53
                                                    ------------    ------------    ------------

Weighted average number of common
  shares outstanding:
       Basic                                          16,770,789      16,254,282      15,771,219
                                                    ------------    ------------    ------------
       Diluted                                        16,770,789      16,715,808      15,841,941
                                                    ------------    ------------    ------------

                   See accompanying notes to consolidated financial statements.

                              eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
                             YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

                                                                                            Capital
                                   Preferred Stock              Common Stock             in Excess of
                                Shares         Amount        Shares          Amount        Par Value
                             ------------   ------------   ------------   ------------   ------------
Balance, December 1, 2002              16   $          2     15,619,282   $  1,561,928   $ 25,671,342
    Net income
    Less reclassification
        adjustment for
    gains realized
        in net income
    Comprehensive income
    Stock issued for
        interest expense                                        630,000         63,000        (19,110)
    Conversion of Series
          B preferred
          stock to common
          stock                       (16)  $         (2)        16,000          1,600         (1,598)
                             ------------   ------------   ------------   ------------   ------------

Balance, November 30, 2003             --             --     16,265,282      1,626,528     25,650,634
    Net income
    Unrealized holding
          loss
    Comprehensive income
    Retirement of
          treasury stock                                        (11,000)        (1,100)       (26,400)
                             ------------   ------------   ------------   ------------   ------------

Balance, November 30, 2004             --             --     16,254,282      1,625,428     25,624,234
    Net loss
    Unrealized holding
          loss
    Comprehensive loss
    Exercise of common
     stock options                                              425,000         42,500         18,000
    Stock issued for debt
     issue costs                                                160,000         16,000         16,000
    Beneficial conversion
     feature of
     convertible notes
     payable                                                                                  973,545
    Options and warrants
     granted for services                                                                     537,630
                             ------------   ------------   ------------   ------------   ------------
Balance, November 30, 2005             --             --     16,839,282   $  1,683,928   $ 27,169,409
                             ============   ============   ============   ============   ============

                                                             Accumulated    Stockholders'
                                                         Other Stockholders'    Total
                                               Treasury     Comprehensive      Equity
                                Deficit          Stock      Income (Loss)    Deficiency
                             ------------    ------------   ------------    ------------
Balance, December 1, 2002    $(37,437,314)   $    (27,500)  $     69,922    $(10,161,620)
                                                                            ------------
    Net income                  8,323,211                                      8,323,211
    Less reclassification
        adjustment for
    gains realized
        in net income                                            (69,922)        (69,922)
                                                                            ------------
    Comprehensive income                                                       8,253,289
    Stock issued for
        interest expense                                                          43,890
    Conversion of Series
          B preferred
          stock to common
          stock                                                                       --
                             ------------    ------------   ------------    ------------

Balance, November 30, 2003    (29,114,103)        (27,500)            --      (1,864,441)
                                                                            ------------
    Net income                    170,253                                        170,253
    Unrealized holding
          loss                                                    (2,251)         (2,251)
                                                                            ------------
    Comprehensive income                                                         168,002
    Retirement of
          treasury stock                           27,500                             --
                             ------------    ------------   ------------    ------------

Balance, November 30, 2004    (28,943,850)             --         (2,251)     (1,696,439)
                                                                            ------------
    Net loss                   (2,265,795)                                    (2,265,795)
    Unrealized holding
          loss                                                    (5,168)         (5,168)
                                                                            ------------
    Comprehensive loss                                                        (2,270,963)
    Exercise of common
     stock options                                                                60,500
    Stock issued for debt
     issue costs                                                                  32,000
    Beneficial conversion
     feature of
     convertible notes
     payable                                                                     973,545
    Options and warrants
     granted for services                                                        537,630
                             ------------    ------------   ------------    ------------
Balance, November 30, 2005   $(31,209,645)   $         --   $     (7,419)   $ (2,363,727)
                             ============    ============   ============    ============

                     See accompanying notes to consolidated financial statements.


                                  eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

                                                                      2005            2004            2003
                                                                  ------------    ------------    ------------
Operating activities:
   Net income (loss)                                              $ (2,265,795)   $    170,253    $  8,323,211
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                                   196,377          14,480          88,460
       Gain on sale of investment securities and
              other investments                                       (378,186)             --        (121,687)
       Loss on write-down of other investments                              --              --          71,430
       Gain on sale and disposal of property,
               plant and equipment                                          --              --        (480,574)
       Gain on settlement with creditors                                    --        (904,027)             --
       Common stock options and warrants granted for services          143,162              --          43,890
       Gain on disposition of subsidiary                                    --              --     (10,825,332)
       Provision for bad debts                                       3,612,005       1,048,559         981,920
       Amortization  of debt discount                                   30.748              --              --
       Non-cash mark to market adjustment                             (176,657)             --              --
       Indebtedness adjustment                                        (198,059)             --              --
       Changes in assets and liabilities:
          Accounts receivable                                       (3,354,829)     (1,590,973)     (1,517,838)
          Prepaid expenses and other current assets                    (61,014)        140,251          97,399
          Distribution to bankruptcy creditors                              --        (301,170)             --
          Other assets                                                 (49,837)             --         189,855
          Accounts payable and accrued expenses                        545,735       1,050,704         915,065
          Taxes payable                                                (88,961)        315,011         406,097
          Deferred revenues                                            (63,502)        220,564         121,138
          Related party, net                                           (56,647)       (243,684)         71,363
                                                                  ------------    ------------    ------------

Net cash used in operating activities                               (2,165,460)        (80,032)     (1,635,603)
                                                                  ------------    ------------    ------------

Investing activities, net of effects of acquisitions:
   Purchase of property and equipment                                 (389,758)       (181,502)             --
   Proceeds from sale of investment securities                         385,192              --          98,274
   Proceeds from sale of other investments                                  --              --         100,000
   Purchase of investment securities                                    (7,006)         (4,546)             --
   Proceeds from sale of property, plant and
    equipment                                                               --              --       2,121,746
   Proceeds from collection of other assets                                 --              --         209,102
                                                                  ------------    ------------    ------------

Net cash provided by (used in) investing activities                    (11,572)       (186,048)      2,529,122
                                                                  ------------    ------------    ------------

                                                  (Continued)
                         See accompanying notes to consolidated financial statements.


                          eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                         YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

                                                       2005          2004            2003
                                                   -----------    -----------    -----------
Financing activities:
    Net proceeds from short-term borrowings and
        issuances of common stock                  $   273,686    $        --    $   380,000
    Proceeds from exercise of stock options             60,500             --             --
    Net proceeds from secured convertible
        term note                                    1,744,500             --             --
    Finance costs paid                                 (65,977)            --             --
    Repayment of short-term borrowings                      --             --       (380,000)
    Repayment of long-term debt and capital
        lease obligations                               (1,531)        (7,260)    (1,163,025)
    Principal payments on pre-petition bank debt
        in bankruptcy proceedings                           --        (23,830)            --
                                                   -----------    -----------    -----------

Net cash provided by (used in) financing
        activities                                   2,011,178        (31,090)    (1,163,025)
                                                   -----------    -----------    -----------

Decrease in cash and cash equivalents                 (165,854)      (297,170)      (269,506)

Cash and cash equivalents at beginning of year         371,852        669,022        938,528
                                                   -----------    -----------    -----------

Cash and cash equivalents at end of year           $   205,998    $   371,852    $   669,022
                                                   -----------    -----------    -----------

Cash paid during the year for:
    Interest                                       $   551,667    $     3,126    $   121,532
                                                   -----------    -----------    -----------
    Taxes                                          $        --    $    27,593    $        --
                                                   -----------    -----------    -----------

Supplemental disclosure of non-cash investing and financing activities:

    See Notes 5, 6, 7, 8 and 14 for non-cash investing and financing activities.


                See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles
      ------------------------------------------------------------

      Description of Business and Concentrations

      eLEC Communications Corp. ("eLEC" or the "Company") is a full-service telecommunications company that focuses on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry and by utilizing high-speed internet connections to provide voice over internet protocol services ("VOIP"). VOIP revenues have not been significant to date. The Company offers small and medium-sized businesses and residential customers an integrated set of telecommunications products and services, including local exchange, local access, and domestic and international long distance telephone.

      The Company presently operates in one business segment. The principal focus of the Company, as a communications provider, is to resell and provide low-cost alternative telecommunication services and other bundled services, focusing on small business users and residential customers.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in less than 20% owned companies that do not have readily determinable fair values were carried at cost prior to their disposition.

      Investment Securities

      The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investment securities be classified as trading, held-to-maturity or available-for-sale. Investment securities at November 30, 2005 and 2004 consisted of equity securities classified as available-for-sale and are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity.

      Property, Plant and Equipment and Depreciation

      Property, plant and equipment are recorded at cost. Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets. The estimated useful lives are three to five years for computer equipment and software, five to ten years for machinery and equipment, and five years for furniture and fixtures.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      -----------------------------------------------------------------------

      Computer Software Development Costs

      Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are capitalized. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of five years or the estimated useful life of the software.

      Computer software developed or obtained for internal use were included in property and equipment at November 30, 2005 and 2004 and were valued at $508,000 and $170,000, respectively, net of accumulated depreciation of $39,275 and $0, respectively, at November 30, 2005 and 2004. Amortization expense was $39,275, $0 and $0, respectively, for the years ended November 30, 2005, 2004 and 2003. As of November 30, 2004, such software had not been placed in service.

      Income Taxes

      The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates that will be in effect when these differences reverse, and the effect of net operating loss carryforwards. Deferred tax expense is the result of changes in deferred tax assets and liabilities. A valuation allowance has been established to eliminate the deferred tax assets as it is more likely than not that such deferred tax assets will not be realized.

      Revenue Recognition

      Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services. Revenues for carrier interconnection and access are recognized in the period in which the service is provided. Deferred revenue represents the unearned portion of local service and features that are billed a month in advance.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      -----------------------------------------------------------------------

      Collectibility of Accounts Receivable

      Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers and generally does not require collateral. During fiscal years ended November 30, 2005, 2004 and 2003, the Company accepted most new customers and extended initial credit based upon credit scored lists and payment history of telephone bills, when available. Once a customer is billed for services, the Company actively manages the accounts receivable to minimize credit risk. Approximately $93,000 and $96,000 as of November 30, 2005 and 2004 represented net amounts due (after allowance for doubtful collection) from entities in the telecommunications industry related to carrier interconnection and access.

      In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer's service and provides an allowance for the related amount receivable from the customer. The Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. As of November 30, 2005 and 2004, the Company had no individual customer that constituted more than 10% of its accounts receivable. For the years ended November 30, 2005, 2004 and 2003, no individual customer accounted for more than 10% of the Company's revenues.

      During the years ended November 30, 2005, 2004 and 2003, the Company recorded bad debt expense of approximately $3,612,000, $1,049,000 and $982,000, respectively.

      Deferred Finance Costs

      Deferred finance costs represent fees paid to third parties that provided services in connection with securing financing. These costs are amortized on a straight-line basis over the loan term.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      -----------------------------------------------------------------------

      Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. To the extent that stock option warrants and convertible securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. Diluted earnings per share included the dilutive effect of stock options, warrants and, in 2003, convertible preferred stock. Approximately 1,130,000 and 1,500,000 of the Company's stock options and warrants were excluded from the 2004 and 2003 calculations of the diluted earnings per share because the exercise price of the stock options and warrants were greater than the average price of the common shares, and, therefore, their inclusion would have been anti-dilutive. For 2005, the Company excluded from its loss per share calculations all common stock equivalents because their effect on loss per share was anti-dilutive.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values. The Company has determined that its long-lived assets are not impaired.

      Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, and conclusions regarding the impairment of long-lived assets. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Advertising

      Advertising   costs  are  expensed  as  incurred.   Such  costs  were  not
      significant in any of the years presented herein.

      Accounting for Derivative Instruments

      The Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At November 30, 2005 and 2004, the Company did not have any derivative instruments that were designated as hedges.

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

      o     Short-Term Borrowings and Capital Lease Obligations

            The fair value of the Company's capital lessee obligations are estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      o     Derivative Instruments

            The Company has issued debt and/or equity instruments, some of which have required a determination of their fair value and/or the fair value of certain related derivatives, where quoted market prices were not published or readily available. The Company bases its fair value determinations using the Black-Scholes method, which requires judgments and estimates including, the volatility of the Company's common stock, expected dividends on the Company's common stock, interest rate assumptions and expected length of the related instruments.

      The Company has no instruments with significant off-balance-sheet risk.

      Stock Compensation Plan

      The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earning per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS 123."

      The Company's 1995 Stock Option Plan (the "1995 Plan") provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the Plan, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affilitate"), 110% of the market price on the date of grant. As of November 30, 2005, approximately 46,000 option shares remain unissued and will not be available for future issuance, as the plan can no longer be used for option grants.

      The Company's 2004 Equity Incentive Plan (the "Incentive Plan") provides for the grant of up to 1,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the Incentive Plan, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. As of November 30, 2005, approximately 266,000 option shares remain unissued and will not be available for future issuance, as the plan can no longer be used for option grants.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Stock Compensation Plan (Continued)

      The Company's Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of the Company's common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company. Under this Plan, options may be granted at no less than the fair market value of the Company's common stock on the date of grant.

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2005, 2004 and 2003, respectively: annual dividends of $-0- for all years, expected volatility of 152%, 158% and 159%, risk-free interest rate of 3.05%, 1.25% and 1.15%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2005, 2004 and 2003 was $.31, $.21 and $.09, respectively.

      Under the above model, the total value of stock options granted in 2005, 2004 and 2003 was approximately $503,000, $466,000 and $69,000, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income
      (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                   2005            2004             2003
                                               ------------    ------------    ------------
      Net income (loss):
         As reported                           $ (2,265,795)   $    170,253    $  8,323,211
         Stock-based compensation cost,
           net of related tax effects, that
           would have been included in the
           determination of net income
           if the fair value based method
           has been applied to all awards           356,533         279,145         294,338
                                               ------------    ------------    ------------
      Pro forma net income (loss)              $ (2,622,328)   $   (108,892)   $  8,028,873
                                               ------------    ------------    ------------

      Basic earnings (loss) per share:
           As reported                         $       (.14)   $        .01    $        .53
           Pro forma                           $       (.16)   $       (.01)   $        .51

      Diluted earnings (loss) per share:
           As reported                         $       (.14)   $        .01    $        .53
           Pro forma                           $       (.16)   $       (.01)   $        .51

      Stock-based employee
           compensation cost, net of related
           tax effects, included in the
           determination of net income as
           reported                            $         --    $         --    $         --
                                               ------------    ------------    ------------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

1.    Description of Business and Summary of Accounting Principles (Continued)
      ------------------------------------------------------------------------

      Recent Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments listed. In addition, liability awards will be measured each reporting period. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. The Company is currently assessing the impact of adopting SFAS 123(R).

2.    Going Concern Matters and Realization of Assets
      -----------------------------------------------

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and has negative working capital and a stockholders' equity deficiency. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Company expects its operating losses and cash deficits from operations to continue through fiscal 2006.

      Based on its current business plans, the Company believes that its existing cash resources will be sufficient to fund its operating losses, capital expenditures, lease and debt payments and working capital requirements only through the second quarter of fiscal 2006. As a result, the Company will need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable it to meet its cash requirements.

      The Company may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company's results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

2.    Going Concern Matters and Realization of Assets (Continued)
      -----------------------------------------------------------

      In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.

      Management's plans include:

      1. Evaluating offers to sell part or all of its wireline subscriber base and plans to use the proceeds to continue the growth and marketing efforts of its VoIP lines.

      2. Seeking additional financing to purchase target businesses that are generating positive cash flow.

      3. Continuing operations as a VoIP carrier and increasing its sales channels and sales staff so its VoIP facilities are more fully utilized.

      There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The Company's financial statements do not include any adjustments that might result from this uncertainty.

3.    Investment and Other Securities
      -------------------------------

                                                             Fair        Unrealized
                                              Cost           Value      Holding Loss
                                          ------------   ------------   ------------
      At November 30, 2005:

         Equity securities, included in
            other assets                  $      9,469   $      2,050   ($     7,419)
                                          ------------   ------------   ------------

      At November 30, 2004

        Equity securities, included in
            other assets                  $      4,546   $      2,295   ($     2,251)
                                          ------------   ------------   ------------

      The Company exercised its warrant, which was not publicly traded, to purchase 95,238 of shares of Talk America Holding, Inc. ("Talk") at $6.30 per share, in August 2005, recognizing a gain of approximately $218,000. As of November 30, 2005, the gain is included in the Consolidated Statements of Operations under the caption, "Gain on sale of investment securities and other investments."

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

4.    Other Investments
      -----------------

      The Company held shares in Cordia Corporation ("Cordia"), a publicly-held company whose shares were quoted in the over-the-counter market. Cordia is controlled by entities owned by a shareholder and former employee of the Company and members of his family. Due to the thinly-traded nature of the Cordia shares, such shares had not been accounted for as a marketable equity security in accordance with Statement of Financial Accounting Standards No. 115, but instead were carried at cost.

      During the years ended November 30, 2005, 2004 and 2003, the Company sold 82,080, 2,000 and 70,000 shares of Cordia stock, resulting in gains of $159,776, $770 and $33,722. Some of these shares were sold at a significant discount to published market prices. At November 30, 2003, the Company wrote off its remaining investment in Cordia amounting to $71,430 because the value of the Cordia investment was deemed to be worthless. At November 30, 2005 and 2004, the Company held 100 and 81,180 shares of Cordia.

5.    Property, Plant and Equipment
      -----------------------------

                                             2005         2004
                                          ----------   ----------

      Machinery and equipment             $   82,605   $   82,605
      Computer equipment and software        903,532      448,780
      Furniture and fixtures                  90,452       90,452
                                          ----------   ----------
                                           1,076,589      621,837
      Less accumulated depreciation and
        amortization                         482,778      429,424
                                          ----------   ----------

                                          $  593,811   $  192,413
                                          ----------   ----------

      On October 8, 2003, The Company sold its New Rochelle, New York corporate headquarters. The Company received proceeds of $2,200,000 and used $1,100,000 of such proceeds to retire in full the mortgage note on this property. As a result of the sale, the Company recorded a gain of approximately $546,000 in the fourth quarter of 2003.

      The Company placed approximately $100,000 in escrow to be used to remedy potential environmental costs. As of November 30, 2003, approximately $91,000 remained in escrow. In 2004, all but approximately $46,000 was returned to the Company and was used to cover environmental costs. The $45,000 is included in other income, net.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

6.    Deferred Finance Costs
      ----------------------

      At November 30, 2005

                                 Gross    Accumulated
                                 Asset    Amortization      Net
                               --------   ------------   --------

      Deferred finance costs   $676,342   $    133,449   $542,893
                               --------   ------------   --------

      Amortization expense of deferred finance costs for the year ended November 30, 2005 was $133,449. There were no such costs for the years ended November 30, 2004 and 2003.

      Future amortization of deferred finance costs are as follows:

             Years ended November 30,

                       2006                         $ 214,935
                       2007                           213,343
                       2008                           114,615
                                                    ---------

                                                    $ 542,893
                                                    =========

7.    Short-Term Borrowings
      ---------------------

      During the year ended November 30, 2003, the Company borrowed $380,000 from certain individuals that was repaid upon the sale of the corporate headquarters described in Note 5. Interest expense related to such borrowings amounted to approximately $45,000, including the issuance by the Company of 630,000 shares of common stock valued at approximately $44,000.

      On December 17, 2004, the Company sold a promissory note (the "Note") in the principal amount of $328,767 and issued 160,000 shares of restricted common stock to an unaffiliated party for $273,686, net of related financing costs. $32,000 of the proceeds has been allocated to the common stock. The Note was payable on December 17, 2005 and was unsecured. On December 16, 2005, the Company paid $328,767 to the holder of the Note in full settlement of the obligation. The Note required the Company to spend the proceeds of the Note on sales and marketing efforts. The Company incurred costs of $36,314 in connection with the issuance of the Note, which was amortized over the term of the Note. Amortization of these costs for the year ended November 30, 2005 was $34,722, and is included in depreciation and amortization expense. Amortization of the $32,000 debt discount for the year ended November 30, 2005 was $30,597 and was included in interest expense. On November 30, 2005, $326,103 was due the holder of the Note. The effective interest rate on the Note was 22.7%.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

8.    Long-Term Debt and Capital Lease Obligations
      --------------------------------------------

      The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2005 and 2004:

                                                             November 30
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------

      Convertible note due February 8, 2008 (a) (c)    $  695,651   $       --
      Convertible note due November 30, 2008 (b) (c)      907,266           --
      Capital lease obligations (Note 12)                  95,565       32,100
                                                       ----------   ----------
             Total                                      1,698,482       32,100
      Amount maturing within one year                      43,891       32,100
                                                       ----------   ----------
      Long-term debt and capital lease obligations     $1,654,591   $       --
                                                       ----------   ----------

      Payments of long-term debt and capital lease obligations are scheduled as follows:

                                   Convertible  Capital Lease
                                       Notes     Obligations     Total
                                    ----------   -----------   ----------

            2006                    $  742,704   $    60,966   $  803,670
            2007                     1,512,104        20,277    1,532,381
            2008                     1,634,896        20,277    1,655,173
            2009                            --        18,071       18,071
            2010                            --         6,462        6,462
                                    ----------   -----------   ----------
                                     3,889,704       126,053    4,015,757

      Less amount representing
         interest                    2,286,787        30,488    2,317,275
                                    ----------   -----------   ----------

      Principal portion of future
      payments                       1,602,917        95,565    1,698,482

      Less current portion (1)              --        43,891       43,891
                                    ----------   -----------   ----------

      Long-term portion             $1,602,917   $    51,674   $1,654,591
                                    ----------   -----------   ----------

      (1) The convertible notes contain an interest only payment component for a portion of fiscal 2006, and there will be negative amortization on such indebtedness for fiscal 2006. Accordingly, none of the convertible debt has been classified as a current liability in the accompanying financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

8.    Long-Term Debt and Capital Lease Obligations (Continued)
      --------------------------------------------------------

(a) On February 8, 2005, the Company entered into a secured financing arrangement with a lender. The financing consisted of a $2 million secured convertible term note (the "February 2005 Financing") that, as modified, matures on February 8, 2008. The note is convertible into shares of common stock at a fixed price of $0.63 per share. The conversion price is subject to anti-dilution protection as defined in the agreement.

      In connection with this financing, the Company issued the lender warrants to purchase up to 793,650 shares of common stock. The warrants are exercisable through February 8, 2012 as follows: 264,550 shares at $0.72 per share; 264,550 shares at $0.79 per share; and the balance at $0.95 per share. The underlying contracts contained certain provisions providing for a potential cash settlement, and accordingly, the warrants have been classified as debt. The Company recorded discounts aggregating approximately $1,316,000, of which, approximately $504,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 2.31%, volatility of 158%, zero dividends and expected term of seven years; approximately $706,000 represented the beneficial conversion feature inherent in the instrument; and approximately $106,000 represented debt issue costs paid to the lender. Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the convertible note is the prime rate plus 3%, as a result of the aforementioned discounts, the effective interest rate of the note, as modified, is approximately 121% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $367,000, including warrants to purchase up to 253,968 shares of common stock. These warrants were valued at $150,000 using the Black-Scholes method using the same assumptions described above. These warrants are exercisable through February 8, 2009 at $.63 per share. Amortization of the third party debt issue costs associated with this financing for the year ended November 30, 2005 was approximately $99,000. The warrant liability is adjusted at each reporting date to fair market value. For the year ended November 30, 2005, the fair market value adjustment resulted in the Company decreasing the recorded liability amount by $176,657.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

8.    Long-Term Debt and Capital Lease Obligations (Continued)
      --------------------------------------------------------

      The convertible note is to be repaid using cash or an equity conversion option as follows: the Company is obligated to make monthly interest payments through May 1, 2005, then monthly principal payments in the amount of approximately $61,000 plus interest on the outstanding principal amount of the convertible note through November 1, 2005, then monthly interest payments from December 2005 through April 2006, and then monthly principal payments of approximately $75,000 plus interest on the outstanding remaining principal amount of the convertible note starting May 1, 2006 through February 2008. The lender may direct that the monthly amount payable on the next payment date shall be paid in either shares of common stock or a combination of cash and common stock. Any portion of the monthly amount paid in cash shall be paid to the lender in an amount equal to 102% of the principal portion of the monthly amount due. If the lender elects to receive all or a portion of the monthly amount in shares of common stock, the number of such shares to be issued will be determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is $0.63 per share. None of the payments made during the year ended November 30, 2005 were in shares, and all were made in cash.

      A registration rights agreement was executed requiring the Company to register under the Securities Act of 1933, as amended, the shares of common stock underlying the convertible note and warrants. A registration statement filed in response to such requirement was declared effective on June 10, 2005.

(b)   On  November  30,  2005,  the  Company  entered  into a  second  financing arrangement with the lender (the "November 2005 Financing"). This financing consisted of a $2 million secured convertible term note that matures on November 30, 2008. The note is convertible into shares of common stock at a fixed price of $0.61 per share. The conversion price is subject to anti-dilution protection as specified in the note. The proceeds of the financing were held in escrow, and received by the Company on December 1, 2005.

      In connection with this financing, the Company issued the lender warrants to purchase up to 1,683,928 shares of the Company's common stock. The warrants are exercisable at $.10 per share through November 30, 2020. The underlying contracts contain certain provisions providing for a potential cash settlement, and accordingly, the warrants have been classified as debt. The Company recorded discounts aggregating approximately $1,093,000, of which, approximately $740,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 3.05%, volatility of 152%, zero dividends and expected term of fifteen years; approximately $268,000 represented the beneficial conversion feature inherent in the instrument; and approximately $85,000 represented debt issue costs paid to the lender. Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate of the note is approximately 68% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $273,000, including warrants to purchase up to 262,296 shares of common stock. These warrants were valued at approximately $99,000 using the Black-Scholes method using the same assumptions described above. These warrants are exercisable through November 30, 2009 at $.61 per share. The warrant liability will be adjusted at each future reporting date to fair market value.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

8.    Long-Term Debt and Capital Lease Obligations (Continued)
      --------------------------------------------------------

      The convertible note is to be repaid using cash or an equity conversion option as follows: the Company is obligated to make monthly interest payments through May 1, 2006, then monthly principal payments in the amount of approximately $33,000 plus interest on the outstanding principal amount of the convertible note through November 30, 2008, when the note has a balloon payment due of approximately $ 967,000. The lender may direct that the monthly amount payable on the next payment date shall be paid in either shares of common stock or a combination of cash and common stock. Any portion of the monthly amount paid in cash shall be paid to the lender in an amount equal to 102% of the principal portion of the monthly amount due. If the lender elects to receive all or a portion of the monthly amount in shares of common stock, the number of such shares to be issued will be determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is $0.61 per share.

      The Company determined, in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the warrants issued to the lender in the February 2005 and November 2005 financings represented derivatives. Accordingly, the Company recorded the fair value of these derivatives as a debt discount and a non-current liability on its consolidated balance sheet. The note discounts are being amortized to interest expense using the "Effective Interest Method" of amortization over the term of the related indebtedness. At November 30, 2005, the value of the derivatives was decreased by $176,657 to the then current fair value of $1,067,526, with a corresponding credit to other income. The Company will continue to mark these derivatives to market on a quarterly basis.

      A registration rights agreement was executed requiring the Company to register under the Securities Act of 1933, as amended, the shares of common stock underlying the convertible note and warrants by February 28, 2006, and the registration statement is required to be declared effective within 180 days of the closing of this financing. The agreement contains a penalty provision of approximately $30,000 per month for each month that the Company is not in compliance with the terms of the registration rights agreement.

(c) To secure the payment of all obligations to the lender, the Company entered into a Master Security Agreement that assigns and grants to the lender a continuing security interest and first lien on all of the assets of the Company and its subsidiaries. In the event the Company or any of its subsidiaries wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, the lender has agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

8.    Long-Term Debt and Capital Lease Obligations (Continued)
      --------------------------------------------------------

      The February 2005 Financing carries a stated interest rate equal to the prime rate plus three percent, and the November 2005 Financing carries a stated interest rate equal to the prime rate plus two percent. The prime rate was 7% as of November 30, 2005.The interest rate on the February 2005 Financing will be decreased 200 basis points (two percent) per annum for each 25% increase in the price of the Company's common stock above $0.63 per share at determination dates defined in the agreement, and the interest rate on the November 2005 Financing will be decreased 200 basis points (two percent) per annum for each 25% increase in the price of the Company's common stock above $.61 per share at determination dates defined in the agreement if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the financings and the related warrants. As of February 14, 2006, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock underlying the February 2005 Financing. The Company expects to file a registration statement to register the shares underlying the November 2005 Financing in March 2006. Any change in the interest rate on such debt will be determined on a monthly basis. In no event will the interest rate on the convertible notes be less than 0.00%. Interest on the convertible notes is payable monthly in arrears on the first day of each month during the term of the related financings. Since the price of the Company's common stock has not increased above the aforementioned price targets, there have not been any reductions in the interest rates to date.

      In connection with the financings, the Company has agreed, so long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party's obligations.

9.    Income Taxes
      ------------

      At November 30, 2005, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $23,000,000 expiring in the years 2008 through 2025. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,400,000 of such net operating loss carryfowards under the provisions of Internal Revenue Code
      Section 382.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

9.    Income Taxes (Continued)
      ------------------------

      At November 30, 2005, the Company's net operating loss carryforwards are scheduled to expire as follows:

                    Year ended November 30

                            2008                     $  1,110,000
                            2009                        1,050,000
                            2010                        1,000,000
                            2012                        3,100,000
                            2018                        2,710,000
                            2019                        2,510,000
                            2020                        2,350,000
                            2021                        5,850,000
                            2022                          770,000
                            2024                          450,000
                            2025                        2,100,000
                                                     ------------

                                                     $ 23,000,000
                                                     ============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2005 and 2004 were as follows:

                                                2005           2004
                                            -----------    -----------

      Deferred tax assets:
         Net operating loss carryforwards   $ 7,820,000    $ 7,090,000
         Allowance for doubtful accounts         80,000        190,000
                                            -----------    -----------
                                              7,900,000      7,280,000
      Valuation allowance                    (7,900,000)    (7,280,000)
                                            -----------    -----------

      Net deferred assets                   $        --    $        --
                                            -----------    -----------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

9.    Income Taxes (Continued)
      ------------------------

      The following is a reconciliation of the tax provisions for the three years ended November 30, 2005, 2004 and 2003 with the statutory Federal income tax rates:

                                                     Percentage of Pre-Tax Income
                                                     ----------------------------
                                                      2005       2004       2003
                                                     ------     ------     ------
      Statutory Federal income tax rate               (34.0%)     34.0%      35.0%

      Utilization of net operating loss carryovers       --         --      (34.1)

      Income (loss) generating no tax benefit
        or expense                                     28.8      (34.0)        --

      State taxes net of Federal effect                  --       15.3         --

      Reversal of accrual for prior year items           --      (33.3)        --

      Permanent differences                             5.2         --         --
                                                     ------     ------     ------

                                                         --      (18.0)%       .9%
                                                     ------     ------     ------

      For the year ended November 30, 2004, the Company recorded a tax benefit of approximately $48,000 which resulted from the reduction of an estimated accrual of tax expense for the year ended November 30, 2003, offset by tax expense of $22,000 for the year ended November 30, 2004.

10.   Subsidiary's Plan of Reorganization
      -----------------------------------

      On April 8, 2004, the United States Bankruptcy Court for the Southern District of New York confirmed a Plan of Reorganization (the "Plan") for Telecarrier Services, Inc. ("TSI"). On July 29, 2002, TSI, a wholly-owned subsidiary, had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Plan authorized the Company to disburse $325,000 to creditors in full satisfaction of claims amounting to approximately $1,229,000.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

10.   Subsidiary's Plan of Reorganization (Continued)
      -----------------------------------------------

      For the year ended November 30, 2004, TSI reported a gain of $904,027 as a result of being judicially released from liabilities and claims as follows:

      Pre-petition claims:
           Unsecured line of credit                  $  150,000
           Trade payables and due to related party      618,482
           Other accrued expenses                       103,250
                                                     ----------

             Total pre-petition claims                  871,732

      Post-petition payables and accrued expenses        68,124
      Administrative claims and legal costs             289,171
                                                     ----------

             Total claims                             1,229,027

           Distribution to creditors                    325,000
                                                     ----------

             Gain on debt reduction                  $  904,027
                                                     ----------


      TSI had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder of the Company, under which Telco provided TSI with collection, sales and other services. As a result of a court-stipulated agreement between TSI and Telco, entered into on February 6, 2004, the amount owed Telco for such services was reduced by approximately $51,000. Such reduction was included in the gain on settlement with creditors for the year ended November 30, 2004. As of November 30, 2004, all of Telco's claims related to the TSI bankruptcy had been paid in full, including $65,000 in administrative claims and approximately $31,000 in unsecured claims. The President of Telco is also the President of Glad Holdings (see Note 13).

11.   Pension Plans
      -------------

      The Company sponsors a defined benefit plan covering two active employees and a number of former employers. The Company's funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of investments in conservation equity and debt securities. The Company uses a November 30 measurement date for its pension plan.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

11.   Pension Plans (Continued)
      ------------------------

      Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

      Obligations and Funded Status at November 30:

      Pension Benefits                                    2005         2004
                                                       ---------    ---------

      Change in benefit obligation:
           Benefit obligation at beginning of year     $(867,026)   $(820,709)
           Interest cost                                 (58,435)     (52,125)
           Actuarial loss                                (99,785)     (32,373)
           Benefits paid                                  63,710       38,181
                                                       ---------    ---------

           Benefit obligation at end of year           $(961,536)   $(867,026)
                                                       ---------    ---------

      Change in plan assets:
           Fair value of plan assets at beginning of
             year                                      $ 580,073    $ 498,149
           Actuarial return on plan assets                48,380       31,105
           Employer contribution                          70,000       89,000
           Benefits paid                                 (63,710)     (38,181)
                                                       ---------    ---------

           Fair value of plan assets at end of year    $ 634,743    $ 580,073
                                                       ---------    ---------


                                             2005         2004         2003
                                          ---------    ---------    ---------

      Funded status                       $(326,793)   $(286,953)   $(322,560)
                                          ---------    ---------    ---------
           Net amount recognized          $(326,793)   $(286,953)   $(322,560)
                                          ---------    ---------    ---------

      Amounts recognized in the statement of financial position consist of:

                                                          2005         2004
                                                       ---------    ---------

      Accrued benefit cost                             $(326,793)   $(286,953)
                                                       ---------    ---------
      Net amount recognized                            $(326,793)   $(286,953)
                                                       ---------    ---------

      The accumulated benefit obligation for the Company's defined benefit pension plan was $961,536 and $867,026 at November 30, 2005 and 2004, respectively.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

11.   Pension Plans (Continued)
      -------------------------

      Information   required  for  pension  plan  with  an  accumulated  benefit obligation in excess of plan assets:

                                                         November 30
                                                  ----------------------
                                                     2005         2004
                                                  ---------    ---------

      Projected benefit obligation                $(961,536)   $(867,026)
      Accumulated benefit obligation               (961,536)   $(867,026)
      Fair value of plan assets                     634,743    $ 580,073

      Components of Net Periodic Benefit Cost


                                         2005        2004        2003
                                       --------    --------    --------

      Interest cost                    $ 58,435    $ 52,125    $ 54,086
      Expected return on plan assets    (45,474)    (41,390)    (35,411)
      Amortization of net loss           16,834      37,356      34,057
                                       --------    --------    --------

      Net periodic benefit cost        $ 29,795    $ 48,091    $ 52,732
                                       --------    --------    --------

      Assumptions

      Weighted-average assumptions used to determine net periodic benefit cost as of November 30:

                                          2005        2004        2003
                                        --------    --------    --------

      Discount rate                         6.25%       6.25%       7.00%
      Expected long-term return
         on plan assets                     8.00%       8.00%       8.00%

      The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year's experience. A rate of 8% was adopted for this purpose.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

11.   Pension Plans (Continued)
      -------------------------

      Plan Assets

      The Company's pension plan weighted-average asset allocations at November 30, 2005 and 2004, by asset category are as follows:

                               November 30
                             ----------------
                               2005      2004
                             ------    ------

      Asset Category
         Equity securities     56.0%     51.8%
         Debt securities       22.0%     22.0%
         Other                 22.0%     26.2%
                             ------    ------

         Total                100.0%    100.0%
                             ------    ------

      The current investment policy for pension plan assets is to reduce exposure to equity market risks. The current strategy for Plan assets is to invest in conservative equity and debt securities. The Plan also maintains a significant cash balance.

      Equity securities include the Company's common stock in the amounts of approximately $25,700 (4.4% of plan assets) and $5,400 (.1% of plan assets) at November 30, 2005 and 2004.

      Cash flows - Contributions

      The Company expects to contribute approximately $100,000 to its defined benefit plan in fiscal 2006.

      Estimated Future Benefit Payments

      The following pension benefit payments are expected to be paid:

                2006                               $ 16,615
                2007                                 39,304
                2008                                 43,427
                2009                                 53,435
                2010                                 56,387
                2011-2015                           305,394
                                                   --------
                                                   $514,562
                                                   ========
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

11.   Pension Plans (Continued)
      ------------------------

      Defined Contribution Plan

      The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions. There were no contributions made for the years ended November 30, 2005, 2004 and 2003.

12.   Commitments and Contingency
      ---------------------------

      Operating Leases

      The Company leases its facility under noncancelable operating lease agreements which expire through 2008.

      Rent expense was approximately $130,000, $82,000 and $67,000 in fiscal 2005, 2004 and 2003, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

      The minimum annual commitments under all operating leases that have remaining noncancelable terms in excess of one year are approximately as follows:

                Year ended November 30
                ----------------------

                       2006                     $ 143,000
                       2007                       133,000
                       2008                        90,000
                                                ---------

                                                $ 366,000
                                                ---------

      Capital Lease Obligations

      The Company leases certain machinery and equipment with lease terms through 2008. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 11.7% to 16.6%. The capitalized cost and accumulated depreciation included in property and equipment was as follows:

                                   2005       2004
                                 --------   --------

      Cost                       $134,563   $ 69,567
      Accumulated depreciation     72,868     69,567
                                 --------   --------

                                 $ 61,695   $     --
                                 --------   --------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

12.   Commitments and Contingency (Continued)
      ---------------------------------------

      The future minimum lease payments under the capital lease and net present value of future minimum lease payments for the ensuing years are summarized as follows:

                   Year ended November 30
                   ----------------------

                            2006                                      $  60,966
                            2007                                         20,277
                            2008                                         20,277
                            2009                                         18,071
                            2010                                          6,462
                                                                      ---------

                                                                      $ 126,053

                Less amount representing interest                        30,488
                                                                      ---------

                Present value of future minimum lease
                    payments                                          $  95,565
                                                                      ---------

      Purchase commitments

      New Rochelle Telephone Company ("NRTC"), a wholly-owned subsidiary of the Company, completed its negotiations with Verizon Services Corp.
      ("Verizon") and signed a Wholesale Advantage Services Agreement (the "Agreement") effective January 1, 2005. The Agreement is a long-term commercial alternative to the unbundled network elements platform ("UNE-P") and allows NRTC to purchase from Verizon wholesale dial tone services on terms that preserve, in all material respects, the features, functionality and ordering processes previously available to NRTC under Verizon's UNE-P service offering. The rates and charges for such services are fixed at agreed upon price levels that should allow NRTC to continue to offer its existing telephone services at competitive prices. Pursuant to the Agreement, NRTC and the Company are required to keep confidential all additional terms and provisions of the Agreement. The Company has minimum line commitments in connection with the Agreement.

      Other commitments

      During the year ended November 30, 2005, the Company entered into minimum purchase agreements with certain wholesale providers of services needed for the VoIP business. The agreements require minimum fees as follows:

                    Year ended November 30
                    ----------------------

                             2006                   $ 247,000
                             2007                      36,000
                             2008                      15,000
                                                    ---------

                                                    $ 298,000
                                                    ---------

      Litigation

      The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

13.   Related Party Transactions
      --------------------------

      TSI had an agreement, effective January 2, 2002, with Telco Services, Inc. ("Telco"), a corporation owned by a former shareholder, under which Telco provided TSI with collection, sales and other services. Expenses incurred in connection with this agreement, which were included in selling, general and administrative expenses in the consolidated statement of operations, amounted to approximately $21,000 for the year ended November 30, 2003. The President of Telco is also the President of Glad Holdings LLC ("Glad Holdings") (see Note 14).

      During the years ended November 30, 2005, 2004 and 2003, the Company billed Cordia, a related party (see Note 4), approximately $70,000, $388,000 and $197,000 for rent, telemarketing services, commissions, and other costs. Cordia billed the Company approximately $578,000, $585,000 and $395,000 for the years ended November 30, 2005, 2004 and 2003 for billing and other services. As of November 30, 2005 and 2004, the Company owed Cordia approximately $3,000 and $59,000.

14.   Asset Sale
      ----------

      On September 3, 2002, the Company entered into an agreement with Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"), to sell substantially all of the assets of Essex Communications Inc., ("Essex"), a former wholly-owned subsidiary (amounting to approximately $1,102,000 at November 30, 2002), for five dollars plus the assumption of certain liabilities of Essex, amounting to approximately $10,081,000 at November 30, 2002, including all obligations due and payable to Essex's largest vendor, Verizon Services Corp. ("Verizon"). EAC entered into an agreement with Verizon that provided a payment schedule for the liabilities assumed from Essex, and Verizon granted EAC a discount on the assumed liabilities provided EAC adhered to the payout schedule. EAC also paid the Company $270,000 to reimburse the Company for amounts paid by the Company to Essex's lender. The sale closed on December 31, 2002. As the creditors of Essex did not consent to the assignment of their claims, Essex had remained liable for substantially all the obligations assumed in the sale until such time as they were paid. The June 30, 2002 unaudited financial statements of Biz indicated that Biz had a stockholders' equity deficiency of approximately $20,500,000 and had negative working capital of approximately $3,500,000. The most recent independent auditor's report of Biz expressed significant doubt about Biz's ability to continue as a going concern. These factors indicated that there was significant uncertainty as to Biz and its subsidiaries' ability to repay the obligations described above. Accordingly, the Company did not record any gain until Essex was released from the assumed obligations. During the period December 1, 2002 through September 11, 2003, EAC had settled liabilities of approximately $3,511,000 and, accordingly, gain was recorded for such amount.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

14.   Asset Sale (Continued)
      ---------------------

      On September 11, 2003, the Company sold all of the outstanding capital stock of Essex to Glad Holdings (see Note 13), a New Jersey limited liability company, for an aggregate purchase price of $100 and a general release from Glad Holdings with respect to any and all matters arising prior to September 11, 2003. The Company, based on all available information and consultation with counsel, concluded that it was unlikely that any creditor of Essex would be able to hold the Company responsible for any debts or liabilities of Essex. As a result thereof, the Company believed it had been released of all the liabilities related to Essex, which amounted to approximately $7,314,000 on such date, and, accordingly, recorded such amount as gain in the fourth quarter fiscal of 2003.

      The following unaudited pro form summary presents information as if the sale of Essex's assets had occurred at the beginning of the year ended November 30, 2003. The pro forma amounts include certain adjustments that eliminate all the operations of Essex for the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred had the sale taken place for the periods presented, nor is it necessarily indicative of the future results of operations of the remaining company:

                                                      2003
                                                   -----------
                                                   (unaudited)
                                                   -----------

                Revenues                           $ 4,675,000
                                                   -----------

                Net loss                            (2,107,000)
                                                   -----------

                Basic and diluted loss per share   $      (.13)
                                                   -----------

15.   Stockholders' Equity
      --------------------

      The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors.

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

      During fiscal 2003, the remaining Series B shareholder converted its Series B preferred shares to common shares, resulting in the issuance of 16,000 shares of common stock.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

15.   Stockholder's Equity (Continued)
      -------------------------------

      The following is a summary of outstanding options:

                                                                    Weighted-
                                                                    Average
                                       Number of   Exercise Price   Exercise
                                        Shares       Per Share       Price
                                      ----------    -----------    ----------

      Outstanding December 1, 2002     1,618,453    $.10 - $4.88   $     1.60

      Granted during year ended
           November 30, 2003             740,000    $       0.10   $     0.10

      Canceled during year ended
           November 30, 2003            (635,119)   $.58 - $4.88   $     1.91
                                      ----------

      Outstanding November 30, 2003    1,723,334    $.10 - $2.50   $     0.84

      Granted during year ended
           November 30, 2004           2,185,000    $.16 - $0.28   $     0.23

      Canceled during year ended
           November 30, 2004            (435,834)   $.10 - $2.25   $     1.35
                                      ----------

      Outstanding November 30, 2004    3,472,500    $.10 - $2.50   $     0.40

      Granted during year ended
           November 30, 2005           1,625,500    $.36 - $0.59   $     0.43

      Canceled during year ended
           November 30, 2005            (909,000)   $.10 - $2.50   $     0.80
                                      ----------

      Outstanding November 30, 2005    4,189,000    $.10 - $1.44   $     0.32
                                      ----------

      Options exercisable,
           November 30, 2005             926,500    $.10 - $1.44   $     0.40
                                      ----------

      Options exercisable,
           November 30, 2004             937,500    $.10 - $2.50   $     0.40
                                      ----------

      Options exercisable,
           November 30, 2003             621,334    $.72 - $2.50   $     1.43
                                      ----------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

15.   Stockholders' Equity (Continued)
      -------------------------------

      The following table summarizes information about the options outstanding at November 30, 2005:

                                   Options Outstanding                    Options Exercisable
                        ------------------------------------------    --------------------------
                                          Weighted-
                                          Average        Weighted-                     Weighted-
        Range of                         Remaining        Average                       Average
        Exercise            Number       Contractual     Exercise       Number         Exercise
          Prices         Outstanding    Life (Years)       Price      Outstanding        Price
      ---------------    -----------    ------------     ---------    -----------        -----
      $  .10 - $  .97     4,119,000         3.51          $ .30         856,500          $ .31
      $1.44                  70,000         1.44          $1.44          70,000          $1.44

      On October 24,  1996,  the  shareholders  of the Company  adopted the eLEC
      Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during fiscal 2005, 2004 and 2003.

      As of November 30, 2005 and 2004, warrants were outstanding to purchase up to 3,393,841 and 550,000 shares of the Company's common stock at prices ranging from $.10 to $1.63 and $1.54 to $2.50, respectively. The warrants expire through November 2020.

16.   Earnings (Loss) Per Common Share
      --------------------------------

      Earnings (Loss) per common share data was computed as follows:

                                                  2005            2004           2003
                                             ------------    ------------   ------------
      Net income (loss)                      $ (2,265,795)   $    170,253   $  8,323,211
                                             ------------    ------------   ------------

      Weighted average common
           shares outstanding                  16,770,789      16,254,282     15,771,219
      Effect of dilutive securities, stock
           options and preferred stock                 --         461,526         70,722
                                             ------------    ------------   ------------

      Weighted average dilutive
          common shares outstanding            16,770,789      16,715,808     15,841,941
                                             ------------    ------------   ------------

      Earnings (loss)
           per common share - basic          $       (.14)   $        .01   $        .53
                                             ------------    ------------   ------------
      Earnings (loss)
           per common share - diluted        $       (.14)   $        .01   $        .53
                                             ------------    ------------   ------------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

17.   Risks and Uncertainties
      -----------------------

      The Company buys substantially all of the telecommunications services that it resells from Regional Bell Operating Companies ("RBOC's"), and long distance carriers and is, therefore, highly dependent upon them. The
      Company believes that its relationship with them is satisfactory. The Company believes that there are less desirable suppliers of telecommunication services in the geographical location in which the Company conducts business. In addition, the Company is at risk to regulatory agreements that govern the rates to be charged to the Company. In light of the foregoing, it is reasonably possible that the loss of the Company's relationship with such vendors or a significant unfavorable change in the regulatory agreements structure would have a severe near-term impact on the Company's ability to conduct its resale business.

      Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

      o The Company's business strategy with respect to bundled local and long distance services may not succeed.

      o Failure to manage, or difficulties in managing, the Company's growth operations or restructurings including attracting and retaining qualified personnel and opening up new territories for its service with favorable gross margins.

      o Dependence on the availability or functionality of incumbent local telephone companies' networks and the resale of such services.

      o     Increased price competition in local and long distance service.

      o Failure or interruption in the Company's network and information systems.

      o     Changes in government policy, regulation and enforcement.

      o Failure of the Company's collection management system and credit controls efforts for customers.

      o     Inability to adapt to technological change.

      o     Competition in the telecommunications industry.

      o     Inability to manage customer attrition and bad debt expense.

      o     Adverse change in Company's relationship with third-party carriers.

      o Failure or bankruptcy of other telecommunications companies whom the Company relies upon for services and revenues.

      o Lack of capital, borrowing capacity, and inability to generate cash flow.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

18.   Selected Quarterly Financial Information (Unaudited)
      ----------------------------------------------------

      For the first three quarters of the year ended November 30, 2005, the Company accreted the interest related to the debt discounts of the February 2005 Financing and amortized the debt issue costs related thereto over a one year period. During the fourth quarter of the year ended November 30, 2005, the Company reevaluated the appropriateness of the one year amortization period, and determined that the related indebtedness had an initial three year maturity date, and that such three-year period was the appropriate period for the related accretion and amortization. The Company initially used a one year period based on a clause in the documents relating to the February 2005 Financing that required the Company to enter into a service provider agreement with a wholesale telephone service provider in order for the maturity date of the loan to be extended from February 8, 2006 to February 8, 2008. However, the Company, as of the financing date, had already agreed to the terms of the service provider agreement with Verizon, and had effectively entered into such service provider agreement, which was effective as of January 1, 2005. The Company had also miscalculated a component of the accretion for the first three quarters of the year ended November 30, 2005 related to the warrant component of the discount. Accordingly, as a result of these errors, in the fourth quarter of the year ended November 30, 2005, the Company determined that previously recorded interest expense and amortization of deferred financing costs had been overstated cumulatively by approximately $245,000 through the third quarter of the year ended November 30, 2005, and accordingly, reduced interest expense in the fourth quarter of the year ended November 30, 2005 by such amount, of which approximately $21,000 related to the quarter ended February 28, 2005, $106,000 related to the quarter ended May 31, 2005, and $118,000 related to the quarter ended August 31, 2005.

      The quarterly information for the fiscal year ended November 30, 2005 presented below has been restated from that previously included in Form 10-QSB for the respective quarters.

      The Company has determined that the effect of these errors are not material, and accordingly, the Company does not intend to amend its prior filings. However, the comparative financial statements to be presented in future filings will be restated.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

18.   Selected Quarterly Financial Information (Unaudited) (Continued)
      ----------------------------------------------------------------

      During the fourth quarter of the year ended November 30, 2005, the Company reversed a liability in the amount of $198,059 that was related to the discontinuance of the luggage business of the Company. There has not been any demand for payment of the liabilities and the Company has determined that the statute of limitations has expired. The liability had been on the Company's balance sheet under the caption accounts payable and accrued expenses at November 30, 2004.

                                    First         Second         Third           Fourth
      November 30, 2005            Quarter        Quarter        Quarter         Quarter
                                 -----------    -----------    -----------    -----------
      Revenue                    $ 3,863,479    $ 4,815,376    $ 4,146,759    $ 3,055,189
                                 -----------    -----------    -----------    -----------
      Operating loss             $  (395,729)   $(1,138,964)   $  (424,088)   $  (443,171)
                                 -----------    -----------    -----------    -----------
      Net loss                   $  (380,589)   $(1,235,060)   $  (257,140)   $  (393,006)
                                 -----------    -----------    -----------    -----------
      Net loss per share-
         basic                   $      (.02)   $      (.07)   $      (.02)   $      (.02)
                                 -----------    -----------    -----------    -----------
      Net loss per share-
         diluted                 $      (.02)   $      (.07)   $      (.02)   $      (.02)
                                 -----------    -----------    -----------    -----------

                                    First         Second         Third           Fourth
      November 30, 2004            Quarter        Quarter        Quarter         Quarter
                                 -----------    -----------    -----------    -----------
      Revenue                    $ 1,873,992    $ 1,895,932    $ 2,438,064    $ 3,349,612
                                 -----------    -----------    -----------    -----------
      Operating income  (loss)   $    53,413    $   (28,060)   $  (396,086)   $  (271,417)
                                 -----------    -----------    -----------    -----------
      Net income (loss)          $    56,140    $   808,464    $  (418,584)   $  (275,767)
                                 -----------    -----------    -----------    -----------
      Earnings (loss) per
      share-basic                $       .00    $       .05    $      (.03)   $      (.02)
                                 -----------    -----------    -----------    -----------
      Earnings (loss) per
      share-diluted              $       .00    $       .05    $      (.03)   $      (.02)
                                 -----------    -----------    -----------    -----------

      For the years ended November 30, 2005 and 2004, the sum of the four individual quarters earnings (loss) per share does not equal the amounts presented on the Consolidated Statements of Operations due to rounding.

19.   Accounts Payable and Accrued Expenses
      -------------------------------------

                                                                      November 30,
                                                                   2005         2004
                                                                ----------   ----------
      Trade payables                                            $1,963,162   $1,492,142
      Accrued pension liability                                    326,793      286,953
      Other, individually less than 5% of current liabilities      453,668      666,852
                                                                ----------   ----------
                                                                $2,743,623   $2,445,947
                                                                ----------   ----------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

            Column A                   Column B      Column C    Column D     Column E
-----------------------------------   ----------   ----------   ----------   ----------

                                                   Additions
                                      Balance at   Charged to    Accounts     Balance at
                                      Beginning    Costs and     Written       End of
           Description                of Period     Expenses*      Off         Period
-----------------------------------   ----------   ----------   ----------   ----------
Year ended November 30, 2005:
   Allowance for doubtful accounts    $  548,000   $3,612,000   $3,902,000   $  258,000
   Valuation allowance for deferred
     tax asset                        $7,280,000   $  620,000   $       --   $7,900,000

Year ended November 30, 2004:
   Allowance for doubtful accounts    $  170,000   $1,049,000   $  671,000   $  548,000
   Valuation allowance for deferred
     tax asset                        $6,700,000   $  580,000   $       --   $7,280,000

Year ended November 30, 2003:
   Allowance for doubtful accounts    $   14,000   $  982,000   $  826,000   $  170,000
   Valuation allowance for deferred
     tax asset                        $9,370,000   $       --   $2,670,000   $6,700,000

*Net of recoveries

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A. Controls and Procedures.

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

      (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2005 audit, our management became aware of a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.
Management believes the lack of qualified personnel, in the aggregate, amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

      We are also evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of
Section 404 of the Sarbanes-Oxley Act. In connection with our year-end November 30, 2005 audit, we have identified the following control deficiencies and issues with our internal controls over financial reporting that we believe amount in the aggregate to a significant deficiency in our internal controls over financial reporting:

            Due to the voluminous nature of state and local telecom taxes and the small quantity of taxes payable to certain municipalities, we do not remit all our telecom taxes in a timely manner. Certain taxes that we should be remitting on a monthly basis, we remit quarterly or semi-annually because many of the checks and returns that we are processing are for insignificant amounts. We are aware of other telephone companies that follow this process. We continue to monitor the responses, if any, we receive from the tax authorities regarding late filings and we intend to remit such taxes in a timely manner in the future.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding our directors and executive officers as of February 15, 2006. All of the following individuals currently serve as directors of our company.

                              Principal Occupation for Past Five Years and
Name                  Age     Current Public Directorships or Trusteeships
----                  ---     --------------------------------------------
Paul H. Riss          50      Director since 1995;  acting  Chairman of our board of directors since March 2005;
                              our Chief Executive  Officer since August 1999 and our Chief Financial Officer and
                              Treasurer since November 1996.

Greg M. Cooper        46      Director  since April 2004;  partner for more than five years of Cooper, Niemann &
                              Co., CPAs, LLP, certified public accountants;  member of the board of directors of
                              Mid  Hudson   Cooperative   Insurance   Company  in   Montgomery,   New  York,   a
                              privately-held insurance company.

Gayle Greer           64      Director  since  January  2005;  Ms.  Greer  retired  in  1998  from  Time  Warner
                              Entertainment  after  serving  over 20 years in a number of  executive  positions, including most recently Senior Vice President of Time Warner Cable;  co-founder of
                              GS2.Net,  a business service  provider,  and served as its Chairwoman from 1999 to
                              April 2001;  co-founder  of the National  Association  of  Minorities in Cable and
                              Telecommunications  and served as its Chairwoman from 1981 to 1985;  member of the board of directors of ING North America Financial  Services Company,  an insurance and financial services company, since 1997.

Michael H.            43      Director and Chief  Technology  Officer  since  October  2004;  director and Chief
Khalilian                     Technology  Officer  of  eLEC  and  VoX  Communications  Corp.,  our  wholly-owned subsidiary,  since October 2004;  Chairman of the Board of Directors and President
                              of  International  Packet  Communications  Consortium,  an industry  VoIP forum of which Mr.  Khalilian  was a founding  member,  since July 2001;  Chief  Technology
                              Officer and  director  of Volo  Communications  Inc.,  a  wholesale  VoIP  service provider,  from January 2003 to July 2004; Chief  Technologist and advisor for the
                              Telecom  Business  Groups at NTT from January 2002 to June 2003;  Senior  Engineer and Senior Director for the Cable,  Communications  and Telecom business groups at
                              Time Warner Communications from March 1996 to May 2002.

Code of Ethics

      We have adopted a Code of Ethics that applies to all our employees, including our executive officers. A copy of this code is available on our website at http://www.elec.net/news/20050330a.php. We also have an additional Code of Ethics for Financial Executives and Employees that is available on our website at http://www.elec.net/news/20050330b.php. We intend to disclose any changes in or waivers from these codes that are required to be publicly disclosed by posting such information on our website or by filing a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities ("10% Shareholders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10%

Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2005, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with, except (i) Gayle Greer, a board member, was late in filing a Statement of Changes of Beneficial Ownership of Securities on Form 4 for options granted to her on June 15, 2005 to purchase 10,000 shares of our common stock.

Item 11. - Executive Compensation.

      The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Paul H. Riss, our Chief Executive Officer Chief Financial Officer and Treasurer, Mr. Michael Khalilian, our Chief Technology Officer, and Mr. Mark Richards, the President of VoX Communications Corp., our wholly-owned subsidiary (collectively referred to as the "Named Executives"). No other executive officer received more than $100,000 in compensation during fiscal 2005.

                                            Compensation Table

                                                                                         Long-Term
                                   Annual Compensation                              Compensation Awards
                                   -------------------                              -------------------

Name and                     Fiscal                              Other Annual                  All Other
Principal Position            Year     Salary($)    Bonus($)   Compensation ($)   Options(#)  Compensation
------------------           ------    ---------    --------   ----------------   ----------  ------------
Paul H. Riss                  2005     $150,000     None         None             None            None
  Chief Executive Officer,    2004      150,000     None         None             100,000         None
  Chief Financial Officer     2003      150,000     None         None             250,000         None
  and Treasurer

Michael H. Khalilian(1)       2005      120,000     None         None             None            None
  Chief Technology            2004       12,000     None         None             900,000         None
   Officer                    2003      None        None         None             None            None

Mark Richards(2)              2005      120,000     None         None             None            None
  President of VoX            2004       22,569     None         None             1,000,000       None
  Communications Corp.        2003      None        None         None             None            None
  Subsidiary

(1) Mr. Khalilian became our Chief Technology Officer in October 2004.

(2) Mr. Richards became the President of our wholly-owned subsidiary, VoX Communications Corp., in October 2004.

      On December 5, 2005, the Compensation Committee of the Board of Directors took action to increase the annual base salary of our Chief Executive Officer to $175,000.

      Stock Option Grants

      No grants of stock options or stock appreciation rights ("SARs") were made during fiscal 2005 to the Named Executives.

      Stock Option Exercises

      The following table contains information relating to the exercise of our stock options by the Named Executives in fiscal 2005, as well as the number and value of their unexercised options as of November 30, 2005.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                        Number of Securities               Value of Unexercised In-the-
                                                        Underlying  Unexercised Options    Money Options at Fiscal Year-
                              Shares                    -------------------------------    -----------------------------
                           Acquired on       Value      at Fiscal Year-End(#)(1)           End ($)(2)
Name                       Exercise (#)   Realized($)   (Exercisable     Unexercisable     Exercisable     Unexercisable
----                       ------------   -----------   ------------     -------------     -----------     -------------
Paul H. Riss                    --            --          420,000             --            $111,000             --

Michael Khalilian               --            --          450,000           450,000           94,500          $94,500

Mark Richards                   --            --          400,000           600,000           76,000          114,000

___________________
(1) The sum of the numbers under the Exercisable and Unexercisable column of this heading represents the Named Executives' total outstanding options to purchase shares of common stock.

(2) The dollar amounts shown under the Exercisable and Unexercisable columns of the heading represent the number of exercisable and unexercisable options, respectively, that were "In-the-Money" on November 30, 2005, multiplied by the difference between the closing price of our common stock on November 30, 2005, which was $0.44 per share, and the exercise price of the options. For purposes of these calculations, In-the-Money options are those with an exercise price below $0.44 per share.

Board of Directors Compensation

      We do not currently compensate directors for service on our board of directors. We maintain a Non-Employee Director Stock Option Plan (the "Director Option Plan"). Under the Director Option Plan, each non-employee director is granted a non-statutory option to purchase 10,000 shares of our common stock on the date on which he or she is elected, re-elected or appointed to our board of directors.

Options granted pursuant to the Director Option Plan will vest in full on the one-year anniversary of the grant date, provided the non-employee director is still our director at that time. The exercise price granted under the Director Option Plan is 100% of the fair market value per share of our common stock on the date of the grant, as reported on The OTC Bulletin Board.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of February 15, 2006, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by all of our directors and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned). As of February 15, 2006, we had a total of 16,839,282 shares of common stock outstanding:

                                         Number of Shares     Percent of Shares
Name and Address                        Beneficially Owned    Beneficially Owned
----------------                        ------------------    ------------------
Paul H. Riss
eLEC Communications Corp.                  1,512,000(1)       8.8%
75 South Broadway, Suite 302
White Plains, New York 10601

Michael H. Khalilian
478 E. Altamonte Drive, Suite 108-480        575,000(2)       3.3%
Altamonte Springs, Florida 32701

Mark Richards                                410,000(3)       2.4%
610 Sycamore Street, Suite 120
Celebration, Florida 34747

Greg M. Cooper                               125,000(4)       *
Cooper, Neiman & Co., CPAs, LLP
PO Box 190
Mongaup Valley, New York 12762

Gayle Greer                                   53,300 (5)      *
75 South Broadway, Suite 302
White Plains, New York 10601

All directors and executive officers
  as a group (five individuals)            2,675,300          14.7%

__________________________
* Less than 1%.

(1) Includes 420,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 15, 2006.

(2) Includes 450,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 15, 2006.

(3) Includes 400,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 15, 2006.

(4) Includes 85,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 15, 2006.

(5) Includes 50,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 15, 2006.

Item 13. - Certain Relationships and Related Transactions.

      We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Nussbaum Yates & Wolpow, P.C., our principal accountants, for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-KSB and review of financial statements included in our Quarterly Reports on Form
10-QSB, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the last two fiscal years was $142,226 and $103,936, respectively.

Audit-Related Fees. We did not engage our principal accountants to provide assurance or related services during the last two fiscal years.

Tax Fees. The aggregate fees billed by our principal accountants for tax compliance, tax advice and tax planning services rendered to us during the last two fiscal years was $20,000 and $15,000, respectively.

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

                                     PART IV

Item 15. - Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Report of Independent Registered Public Accounting Firm
    Financial Statements covered by the Report of Independent Registered
     Public Accounting Firm
    Consolidated Balance Sheets as of November 30, 2005 and 2004
    Consolidated Statements of Operations for the Years ended November 30, 2005,
     2004 and 2003
    Consolidated Statements of Stockholders'Equity Deficiency for the years ended November 30, 2005, 2004 and 2003
    Consolidated statements of Cash Flows for the years ended November 30, 2005,
     2004 and 2003
    Notes to Consolidated Financial Statements for the years ended November 30,
     2005, 2004 and 2003

(2) Schedules for the years ended November 30, 2005, 2005 and 2003
    Schedule II - Valuation and Qualifying Accounts.

(b) Exhibits

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

    (n) Securities Purchase Agreement, dated as of November 30, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.

    (o) Secured Convertible Term Note, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 30, 2005.

    (p) Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by eLEC Communications Corp., New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and

        TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

    (q) Registration Rights Agreement, dated as of November 30, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 30, 2005.

    (r) Common Stock Purchase Warrant, dated as of November 30, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 30, 2005.

    (s) Form of Common Stock Purchase Warrant, dated as of November 30, 2005, issued by eLEC Communications Corp. to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 30, 2005.

(22)   Subsidiaries - The significant wholly-owned subsidiaries are as follows:

       Name                                       Jurisdiction of Organization
       ----                                       ----------------------------
       New Rochelle Telephone Corp.                         New York
       Telecarrier Services, Inc.                           Delaware
       VoX Communications Corp.                             Delaware

(23)   Consent of Nussbaum Yates & Wolpow, P.C.

(31.1) Certification  of  our  Chief  Executive  Officer  and  Chief  Financial
       Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification  of  our  Chief  Executive  Officer  and  Chief  Financial
       Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2006.

                                        eLEC COMMUNICATIONS CORP.
                                                (Company)


                                        By: /s/ Paul H. Riss
                                           ------------------------------------
                                           Paul H. Riss
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                                   Title                            Date
---------------------------          ----------------------------------       -----------------
/s/ Paul H. Riss                     Chairman of the Board of Directors       March 2, 2006
------------------------------       Chief Executive Officer
Paul H. Riss                         Chief Financial Officer
                                     (Principal Accounting Officer)


/s/ Greg M. Cooper                   Director                                 March 2, 2006
------------------------------
Greg M. Cooper


/s/ Gayle Greer                      Director                                 March 2, 2006
------------------------------
Gayle Greer


/s/ Michael Khalilian                Director                                 March 2, 2006
------------------------------
Michael Khalilian