Form 10-Q
period 2006-02-28
ELEC COMMUNICATIONS CORP
filed 2006-04-14
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 28, 2006.
                -------------------------------------------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .
                               -------------------        -----------------

                          Commission file number 0-4465

                            eLEC Communications Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         New York                                               13-2511270
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)


75 South Broadway, Suite 302, White Plains, New York                   10601
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code            914-682-0214
                                                              ------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [X] .

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      The number of shares of the Registrant's Common Stock as of April 3, 2006 was 16,839,282.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-------  --------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                       Feb. 28, 2006    Nov. 30, 2005
                                                                       -------------    -------------
                                                                        (Unaudited)       (See Note)
Assets
Current assets:
  Cash and cash equivalents                                             $    668,490    $    205,998
  Loan proceeds receivable                                                        --       1,753,500
  Accounts receivable, net                                                   856,634         989,887
  Prepaid expenses and other current assets                                  169,999         103,193
                                                                        ------------    ------------
Total current assets                                                       1,695,123       3,052,578

Property, plant and equipment, net                                           684,263         593,811

Deferred finance costs, net                                                  488,716         542,893

Other assets                                                                 210,526         195,809
                                                                        ------------    ------------
Total assets                                                            $  3,078,628    $  4,385,091
                                                                        ============    ============

Liabilities and stockholders' equity deficiency Current liabilities:
  Short-term borrowings                                                 $         --    $    326,103
  Current portion of long-term debt and capital lease obligations            245,670          43,891
  Accounts payable and accrued expenses                                    2,164,701       2,743,623
  Taxes payable                                                              628,208         632,147
  Due to related party                                                        25,032           2,737
  Deferred revenue                                                           234,000         278,200
                                                                        ------------    ------------
Total current liabilities                                                  3,297,611       4,026,701
                                                                        ------------    ------------

Long-term debt and capital lease obligations, less current
     maturities                                                            1,617,349       1,654,591
Warrant liability                                                          1,089,783       1,067,526
                                                                        ------------    ------------
Total liabilities                                                          6,004,743       6,748,818
                                                                        ------------    ------------

Stockholders' equity deficiency:
  Preferred stock $.10 par value, 1,000,000 shares authorized,
    none issued and outstanding                                                   --              --
  Common stock $.10 par value, 50,000,000 shares authorized,
    16,839,282 shares issued and outstanding in 2006 and 2005              1,683,928       1,683,928
  Capital in excess of par value                                          27,271,415      27,169,409
  Deficit                                                                (31,873,124)    (31,209,645)
  Accumulated other comprehensive loss, unrealized loss on securities         (8,334)         (7,419)
                                                                        ------------    ------------
    Total stockholders' equity deficiency                                 (2,926,115)     (2,363,727)
                                                                        ------------    ------------
Total liabilities and stockholders' equity deficiency                   $  3,078,628    $  4,385,091
                                                                        ============    ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

                                                         For the Three Months Ended
                                                       Feb. 28, 2006   Feb. 28, 2005
                                                       -------------   -------------
Revenues                                               $  2,496,854    $  3,863,479
                                                       ------------    ------------

Costs and expenses:
  Costs of services                                       1,419,837       2,055,539
  Selling, general and administrative                     1,246,680       1,450,749
  Provision for bad debts                                   117,676         744,739
  Depreciation and amortization                              86,625          15,425
                                                       ------------    ------------
               Total costs and expenses                   2,870,818       4,266,452
                                                       ------------    ------------

Loss from operations                                       (373,964)       (402,973)
                                                       ------------    ------------

Other income (expense):
  Interest expense                                         (281,385)        (41,969)
  Change in warrant valuation                               (22,257)         47,089
  Other income                                               14,127          17,264
                                                       ------------    ------------
              Total other income (expense)                 (289,515)         22,384
                                                       ------------    ------------

Net loss                                                   (663,479)       (380,589)

Other comprehensive loss - unrealized
loss on marketable securities                                  (915)           (585)
                                                       ------------    ------------

Comprehensive loss                                        ($664,394)      ($381,174)
                                                       ============    ============

Basic loss per share                                         ($0.04)         ($0.02)
                                                       ============    ============

Weighted average number of common shares outstanding
    Basic                                                16,839,282      16,681,726
                                                       ============    ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the Three Months Ended
                                                               Feb. 28, 2006  Feb. 28, 2005
                                                               -------------  -------------
Net cash used in operating activities:                            ($836,555)     ($771,279)
                                                                -----------    -----------

Cash flows used in investing activities, purchase of property
   and equipment                                                   (122,899)      (100,910)
                                                                -----------    -----------

Cash flows from financing activities:
   Repayment of short-term debt                                    (328,324)            --
   Repayment of long-term debt                                       (3,230)            --
   Proceeds form the exercise of options                                 --         34,500
   Proceeds from notes                                            1,753,500      2,018,186
                                                                -----------    -----------
   Net cash provided by financing activities                      1,421,946      2,052,686
                                                                -----------    -----------

Increase in cash and cash equivalents                               462,492      1,180,497
Cash and cash equivalents at beginning of period                    205,998        371,852
                                                                -----------    -----------
Cash and cash equivalents at the end of period                  $   668,490    $ 1,552,349
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

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2005.

Note 2-Major Customer
---------------------

During the three-month periods ended February 28, 2006 and 2005, no one customer accounted for more than 10% of revenue.

Note 3- Loss Per Common Share
-----------------------------

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 13,807,000 and 8,120,000 of our stock options, warrants and shares issuable upon potential debt conversions were excluded from the calculation of loss per share for the three months ended February 28, 2006 and 2005 because the effect would be anti-dilutive.

Note 4-Risks and Uncertainties
------------------------------

We buy substantially all of our telecommunication services from Regional Bell Operating Companies ("RBOCs"), and are, therefore, highly dependent upon them. We believe our relationship with the RBOCs from which we purchase services is satisfactory. We also believe there are other suppliers of telecommunication services in the geographical locations in which we conduct business. In addition, we are at risk to regulatory changes that govern the rates we are to be charged and the obligations of the RBOCs to interconnect with, or provide unbundled network elements to, their competitors. The FCC and state public utility commissions have adopted extensive rules to implement the Telecommunications Act of 1996, which sets standards for relationships between communications providers, and they revisit such regulations on an ongoing basis in response to the evolving marketplace and court decisions. In light of the foregoing, it is possible that the loss of our relationship with the primary RBOC that supplies us with wholesale telephone services or a significant unfavorable change in the regulatory environment would have a severe near-term impact on our ability to conduct our telecommunications business. In order to reduce regulatory risks going forward, our principal operating subsidiary has signed a commercially negotiated wholesale services agreement with two of the RBOCs.

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

      o The availability of additional funds to successfully pursue our business plan;
      o The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;
      o     The highly competitive nature of our industry;
      o     The acceptance of VoIP technology by mainstream consumers;
      o     Our ability to retain key personnel;
      o Our ability to maintain adequate customer care and manage our churn rate;
      o The cooperation of incumbent carriers and industry service partners that have signed agreements with us;
      o Our ability to maintain, attract and integrate internal management, technical information and management information systems;
      o Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
      o The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
      o Our ability to manage rapid growth while maintaining adequate controls and procedures;
      o     Failure or interruption in our network and information systems;
      o     Our inability to adapt to technological change;
      o     Our inability to manage customer attrition and bad debt expense;
      o Failure or bankruptcy of other telecommunications companies upon whom we rely for services and revenues;
      o Our lack of capital or borrowing capacity, and inability to generate cash flow;
      o     The decrease in telecommunications prices to consumers; and
      o     General economic conditions.

Note 5- Stock-Based Compensation Plans
--------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs. Prior to fiscal 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the three months ended February 28, 2005, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of these options was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrated the effect on net loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                           For the Three Months Ended
                                                    2/28/05
                                                    -------
Net loss, as reported                             ($380,589)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                                     (99,426)
                                                  ---------
Pro forma net loss                                ($480,015)
                                                  ---------
Loss per share
  Basic, as reported                                  ($.02)
  Basic, pro forma                                    ($.03)

  Diluted, as reported                                ($.02)
  Diluted, pro forma                                  ($.03)

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment". SFAS 123R is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the "modified prospective" method and have not restated prior financial statements. For the three months ended February 28, 2006, we recorded approximately $52,000 in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. As of February 28, 2006, there was approximately $365,300 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three year period.

Note 6- Related Party Transactions
----------------------------------

During the three-month periods ended February 28, 2006 and 2005, we billed Cordia Corporation ("Cordia"), a related party, $13,286 and $24,403, respectively, for commissions and other costs, and Cordia billed us $116,875 and $169,311, respectively, for telecommunications services and other costs. As of February 28, 2006, we owed Cordia $25,032.

Note 7-Reclassification
-----------------------

The Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended February 28, 2005 has been restated to correct errors related to the accounting for our February 2005 financing. Such restatement had the effect of reducing the loss for such period by approximately $21,000 (no effect of loss per share).

Note 8-Defined Benefit Plan
---------------------------

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

For the three-month periods ended February 28, 2006 and 2005, we recorded pension expense of $24,000 for each fiscal period. In the first fiscal period of 2006, we contributed $52,500 to our defined benefit plan. We did not make any pension contributions in the first fiscal period of 2005. We expect to contribute approximately $100,000 to our defined benefit plan in fiscal 2006. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. We may make discretionary contributions. There were no discretionary contributions made for the three months ended February 28, 2006 or 2005.

Note 9-Income Taxes
-------------------

At November 30, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $23,000,000 expiring in the years 2008 through 2025. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,400,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. We did not provide for a tax benefit, as we had operating losses in the three months ended February 28, 2006.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

      The statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation those factors set forth under Note 4 - Risks and Uncertainties.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this Report is a statement of our intention as of the date of this Report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.


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

      Because of the network cost savings that are inherent in an IP network, we have created our own proprietary IP platform and have transitioned into a facilities-based VoIP service provider. In addition to the cost savings we obtain from the efficient use of network capacity, we believe our network equipment costs are lower than most other carriers as our network and technology require significantly less capital expenditures than a traditional Class 5 telecom switch in a circuit-switched network, and less equipment costs than generally are incurred by our VoIP competitors that utilize a packet-switched network. Our proprietary softswitch, however, provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol ("SIP") server suite. Our VoIP features are controlled by us instead of a software vendor, as we write the code for any new features that we offer our customers. We have no software licensing fees and our other variable network costs are expected to drop as we increase our network traffic and as we attract more pure VoIP users with traffic that does not incur the cost of originating or terminating on a circuit switched network.

      Our SIP servers are part of a cluster of servers, which we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services. We believe our server farm structure can be easily and cost-effectively scaled as our VoIP business grows. In addition, servers within our server farm can be assigned different tasks as demand on the network dictates. If an individual server ceases to function, our server farm is designed in a manner that subscribers should not have a call interrupted. We support origination and termination using both the G.711 and G.729 voice codecs. Codecs are the algorithms that enable us to carry analog voice traffic over digital lines. There are several codecs that vary in complexity, bandwidth required and voice quality. We primarily use G.711 and G.729 codecs.

G.711 is a standard to represent 8 bit compressed pulse code modulation samples for signals of voice frequency. It creates a 64 kilobit per second bitstream, and we find that approximately 90% of the current VoIP traffic in the United States uses G.711. We frequently process G.711 VoIP traffic because some of our wholesale customers do not have the ability to handle G.729. We prefer the G.729 codec, which allows us to utilize VoIP in more cost effective ways. It allows for compressing more calls in limited bandwidth by reducing each call to 8 kilobits per second. For all of our retail customers and our more sophisticated wholesale accounts, we use G.729 to save cost and enhance the quality of the call.

      Some VoIP carriers use only G.711 compression under the theory that when more bandwidth is used, the voice quality is normally better. We find, however, that our G.729 VoIP traffic provides a higher quality voice conversation than the G.711 processed by other VoIP carriers because when we utilize only 8 kilobits per second of bandwidth, fewer packets are lost. Under G.711, with the wider bitstream, the packets are more susceptible to dropping off and not reaching their intended destination, resulting in sound jitter or periods of silence during a telephone call. In addition to the high quality of our G.729 product, it requires only one-eighth the bandwidth of G.711 to bring customer traffic into and out of our switch, further reducing our costs of providing VoIP service. Similarly, using G.729 compression, we offer a bandwidth cost savings to our customers. A small office that uses six of our VoIP lines is able to support the data and telephony needs of an office with only one standard residential high-speed Internet connection with a 384 kilobits per second upstream speed. This customer would need to buy significantly more bandwidth if the VoIP lines were utilizing G.711 compression. With the quality and cost advantages of G.729, we anticipate G.729 will become increasingly utilized by VoIP carriers.


Plan of Operation

      Our objective is to build a profitable communications company on a stable and scalable platform with minimal network costs. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay. We believe that to achieve our objective we need to have "cradle to grave" automation of our back-office web and billing systems. We have written our software for maximum automation and flexibility.

      We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low. Technology continues to work for 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

      When an order is entered into our web-based order entry system more than 50 database tables are populated. No extra back-office employees are needed to guide the order though our systems. Some of the high-level, completely automated steps that occur when a customer enters an order are as follows:

      o     Telephone number is assigned if in stock, or ordered if not in stock
      o     Customer's credit card is charged
      o E911 address is formatted and sent to the Automatic Location Identification database

      o The configuration file for an analog telephone adapter ("ATA") is sent to the provisioning server
      o The web portal database is populated so the subscriber can view his account
      o     Provisioning status emails are generated and sent to the subscriber
      o The appropriate entries are made into the billing system for the chosen plan
      o Federal Express is contacted and a shipping label is printed to ship the ATA
      o     A welcome letter is generated

      Given our current level of automation, we believe we can handle between 500 and 1,000 orders a day. The order processing and auto-provisioning of the ATA into the back office provisioning system and billing systems is seamless and integrated and is designed to handle a single order entered on our web site or many thousands of orders flowing through an Extensible Markup Language, or XML, bulk entry portal.

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

      Our automation strategy and soft code approach is further leveraged for our wholesale customers. We are able to set up a new wholesale account with a custom web store, logo, terms and conditions, privacy policy, products and any other features the wholesaler requires with no additional code being developed. Everything is uploadable or configurable so that we can scale.

      We believe our "cradle to grave" automation strategy in a wholesale environment, in which we are able to sell our VoIP services to other carriers, such as cable companies, CLECs and Internet service providers, will be an important factor that differentiates us from other VoIP service providers. Many VoIP service providers are primarily selling a retail product and are incurring substantial customer acquisition costs in order to grow their subscriber bases. These companies have access to significantly more capital than we have and are generating large operating losses because of the rapid growth rate they have achieved. Other VoIP service providers have a wholesale offering, but have not been able to implement a satisfactory billing platform or E911 functionality. Many of these carriers do not have the ability to implement custom programs on a zero code basis, and some do not even own their own code and are dependent upon a vendor to provide them with quarterly or semi-annual upgrades so they can keep up with the new products being offered in the industry. We believe these wholesale competitors will not have the same success in scaling their businesses as we plan to experience.

      Furthermore, our strategy is to grow rapidly by leveraging the capital, customer bases and marketing strength of our wholesale customers. Many of our targeted wholesale customers and some of our existing wholesale customers have ample capital to market a private-labeled VoIP product to their existing customer base or to new customers. We believe our strength is our technology-based platform. By providing our technology to cable companies, CLECs, Internet service providers, agents, affinity groups and any other entity that desires to offer a VoIP telephony product, we believe we will require significantly less cash resources than other VoIP providers will require to attract a similar number of subscribers.

Three Months Ended February 28, 2006 vs. Three Months Ended February 28, 2005
-----------------------------------------------------------------------------

      Our revenue for the three-month period ended February 28, 2006 decreased by approximately $1,366,000, or approximately 35%, to approximately $2,497,000 as compared to approximately $3,863,000 reported for the three-month period ended February 28, 2005. The reduction in revenues was directly related to the decrease in the customer base or number of local access lines served by our two CLEC's, New Rochelle Telephone Corp. and Telecarrier Services Inc. In lieu of telemarketing new CLEC customers, we used our financial resources to further build and enhance our VoIP operations. Consequently, CLEC sales declined, but new leads for VoIP wholesale accounts have increased. We have determined to continue investing in our VoIP business, even to the detriment of our CLEC business, because of the rapidly growing market opportunities and cost efficiencies for VoIP carriers. To date however, our VoIP sales have not been material.

      At April 12, 2006, we had 19 VoIP wholesale accounts. The first step in our sales cycle is to sign a non-disclosure agreement with a potential wholesale customer. In March 2006 we signed non-disclosure agreements with 30 potential wholesale customers. Ten of these potential customers are currently testing our services and we are negotiating wholesale contracts with 13 potential accounts. In our limited experience with wholesale accounts, we find that approximately 50% of the companies that sign our non-disclosure agreements eventually sign a wholesale agreement. We are unable to project when individual wholesale customers will send us orders, as it is dependant upon how the wholesale customer plans to resell our VoIP product. Based on information given to us from our existing wholesale customers, we estimate that on average, a mature wholesale customer will have approximately 5,000 lines. However, individual wholesale customers will mature at different rates and many are likely to require more than one year to mature. Our goal is to have 75 wholesale customers signed to resell our VoIP product by the end of our fiscal year. Based upon the current rate at which we are signing new accounts, we believe we will be able to exceed this goal.

      Our gross profit for the three-month period ended February 28, 2006 decreased by approximately $731,000 to approximately $1,077,000 from approximately $1,808,000 reported in the three-month period ended February 28, 2005. During the same fiscal periods, our gross profit percentage decreased to 43.1% from 46.8%. The decrease in our gross profit resulted primarily from the decrease in the size of our customer base in first quarter of fiscal 2006 relative to the first quarter in fiscal 2005. The decrease in our gross profit percentage during the 2006 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon and higher VoIP network costs due to the low utilization rate of our VoIP facilities. While it is difficult for us to predict the gross margins we will achieve on our VoIP lines because we are offering both a wholesale and a retail product and the gross margin will be impacted by the product mix, based on current pricing, we anticipate that when we have a sufficient quantity of
subscribers,   mature  wholesale  accounts  will  generate  a  gross  margin  of approximately 25% and retail accounts will generate a gross margin of approximately 55%.

      Selling, general and administrative expenses decreased by approximately $204,000, or approximately 14%, to approximately $1,247,000 for the three-month period ended February 28, 2006 from approximately $1,451,000 reported in prior year fiscal period. Our telemarketing costs decreased by approximately $395,000 during the 2006 period, as we did no telemarketing during the first quarter of fiscal 2006. This decrease was partially offset by increased personnel costs of approximately $142,000, the majority of which was related to VoX as we hired additional personnel to focus on our marketing and sales efforts.

      Our bad debt expense decreased by approximately $627,000, or approximately 84%, to approximately $118,000 for the three months ended February 28, 2006 from approximately $745,000 reported in the prior fiscal period. This decrease was related to the reduction in the number of customers we had during the 2006 period and the fact that the remaining customers represent a mature base that has consistently paid their bills.

      Depreciation and amortization expense increased by approximately $72,000 for the three months ended February 28, 2006 to approximately $87,000 as compared to approximately $15,000 for the same period in fiscal 2005. Approximately $40,000 of the increase was for deferred financing costs related to our financing agreements and approximately $31,000 related to our VoIP platform.

      Interest expense increased by approximately $239,000 to approximately $281,000 for the three months ended February 28, 2006 as compared to approximately $42,000 for the three months period ended February 28, 2005, as a result of our increased borrowings. The cash payment portion of the $281,000 in interest expense amounted to approximately $75,000. The remaining balance represents the accretion of a debt discount using the effective interest method over the term of the related debt.

      Other income decreased by approximately $3,000, to approximately $14,000 for the three months ended February 28, 2006 as compared to approximately $17,000 for the three months ended February 28, 2005. The decrease resulted from a reduction in commission income.

      Warrant expense for the three months ended February 28, 2006, amounted to approximately $22,000 from the change in the market value of the warrants issued as part of our financing, as compared to income of approximately $47,000 for the same period in fiscal 2005.


Liquidity and Capital Resources
-------------------------------

      At February 28, 2006, we had cash and cash equivalents of approximately $668,000 and negative working capital of approximately $1,602,000.

      Net cash used in operating activities aggregated approximately $837,000 and $771,000 in the three-month periods ended February 28, 2006 and 2005, respectively. The principal use of cash in fiscal 2006 was primarily the loss for the period of approximately $663,000. The principal use of cash in fiscal 2005 was the increase in accounts receivable of approximately $1,157,000, offset by an increase in the provision for doubtful accounts of approximately $745,000 and the loss for the period of approximately $381,000.

      Net cash used in investing activities in the three-month period ended February 28, 2006 and 2005 aggregated approximately $123,000 and $101,000, respectively, resulting primarily from expenditures related to our VoIP initiative.

      Net cash provided by financing activities aggregated approximately $1,421,926 and $2,052,686 in the three-month periods ended February 28, 2006 and 2005, respectively. In fiscal 2006, net cash provided by financing activities resulted from the proceeds of long-term notes of approximately $1,753,500, which was partially offset by the repayment of short-term debt of approximately $328,000. In fiscal 2005, net cash provided by financing activities resulted from the proceeds of short-term and long-term notes of approximately $2,018,000 and the exercise of stock options in the amounts of approximately $34,500.

      For the three months ended February 28, 2006, we had approximately $123,000 in capital expenditures primarily related to our VoIP initiative. We expect to make equipment purchases of approximately $50,000 to $100,000 in the second fiscal quarter of 2006. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of VoIP services and will only be required to support a growing customer base of VoIP subscribers.

      The report of our independent registered public accounting firm on our 2005 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have sustained net losses from operations during the last three years, as we have worked to build our customer base since the sale of almost all of our customers on December 31, 2002, and subsequently worked to build the software and back-office systems required to provide VoIP telephony services. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe our current cash resources will not be sufficient to finance our operations for the next twelve months. Accordingly, we believe we will have to raise additional cash from investors and/or sell certain assets, including all or part of our existing CLEC business. However, we continually evaluate our cash needs and growth opportunities and we are seeking additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, will be at a price that would be acceptable to us. Our failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our debt is primarily under two borrowing arrangements with one lender and such borrowings are at the rate of 2% and 3% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of conversion features, warrant issuances and lender discounts, the effective rate of interest has been calculated at rates of approximately 121% on our February 2005 financing and 68% on our November 2005 financing.

Item 4.  Controls and Procedures

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

      (b) Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2005 audit, our management became aware of a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. Management believes the lack of qualified personnel, in the aggregate, amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

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

                            eLEC COMMUNICATIONS CORP.
                            -------------------------
                            PART II-OTHER INFORMATION
                            -------------------------


Item 6.  Exhibits
-------  --------

                  Exhibit
                  Number                 Description

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

                                                     eLEC Communications Corp.



Date:  April 14, 2006                                By:  /s/ Paul H. Riss
       --------------                                   ------------------------
                                                     Paul H. Riss
                                                     Chief Executive Officer
                                                     (Principal Financial and
                                                        Accounting Officer)

                                  EXHIBIT INDEX

                  Exhibit
                  Number                         Description

                  31.1 Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

                  32.1 Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)