Form 10-Q
period 2006-05-31
ELEC COMMUNICATIONS CORP
filed 2006-07-17
CIK 90721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2006.
                                                 ------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________.

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

Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [X].

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         The number of outstanding shares of the Registrant's Common Stock as of July 3, 2006 was 17,079,282.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.         Financial Statements
-------         --------------------

                   eLEC Communications Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                       May 31, 2006     Nov. 30, 2005
                                                                       ------------     -------------
                                                                        (Unaudited)       (See Note)
Assets
Current assets:
  Cash and cash equivalents                                             $    456,292    $    205,998
  Loan proceeds receivable                                                   575,500       1,753,500
  Accounts receivable, net                                                   670,691         989,887
  Prepaid expenses and other current assets                                  221,277         103,193
                                                                        ------------    ------------
Total current assets                                                       1,923,760       3,052,578

Property, plant and equipment, net                                           699,933         593,811

Deferred finance costs, net                                                1,146,669         542,893

Other assets                                                                 229,237         195,809
                                                                        ------------    ------------
Total assets                                                            $  3,999,599    $  4,385,091
                                                                        ============    ============

Liabilities and stockholders' equity deficiency Current liabilities:
  Short-term borrowings                                                 $         --    $    326,103
  Current portion of long-term debt and capital lease obligations            680,922          43,891
  Accounts payable and accrued expenses                                    2,648,725       2,743,623
  Taxes payable                                                              458,655         632,147
  Due to related party                                                        59,745           2,737
  Deferred revenue                                                           206,200         278,200
                                                                        ------------    ------------
Total current liabilities                                                  4,054,247       4,026,701

Long-term debt and capital lease obligations, less current maturities      1,868,288       1,654,591
Warrant liabilities                                                        2,016,677       1,067,526
                                                                        ------------    ------------
 Total liabilities                                                         7,939,212       6,748,818
                                                                        ------------    ------------

Stockholders' equity deficiency:
  Preferred stock $.10 par value, 1,000,000 shares authorized,
    none issued and outstanding                                                   --              --
  Common stock $.10 par value, 50,000,000 shares authorized,
    16,879,282 shares issued and outstanding in 2006 and 2005              1,687,928       1,683,928
  Capital in excess of par value                                          26,901,103      27,169,409
  Deficit                                                                (32,521,065)    (31,209,645)
  Accumulated other comprehensive loss, unrealized loss on securities         (7,579)         (7,419)
                                                                        ------------    ------------
    Total stockholders' equity deficiency                                 (3,939,613)     (2,363,727)
                                                                        ------------    ------------
  Total liabilities and stockholders' equity deficiency                 $  3,999,599    $  4,385,091
                                                                        ============    ============

See notes to the condensed consolidated financial statements.

                   eLEC Communications Corp. and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)


                                              For the Six Months Ended       For the Three Months Ended
                                            May 31, 2006    May 31, 2005    May 31, 2006    May 31, 2005
                                            ------------    ------------    ------------    ------------

Revenues                                    $  4,652,411    $  8,678,855    $  2,155,557    $  4,815,376
                                            ------------    ------------    ------------    ------------

Costs and expenses:
Costs of services                              2,775,216       4,553,740       1,355,379       2,498,201
Selling, general and administrative            2,474,313       3,361,593       1,227,633       1,910,844
Provision for bad debts                          181,180       2,240,100          63,504       1,495,361
Depreciation and amortization                    179,741          58,116          93,116          42,691
                                            ------------    ------------    ------------    ------------
               Total costs and expenses        5,610,450      10,213,549       2,739,632       5,947,097
                                            ------------    ------------    ------------    ------------

Loss from operations                            (958,039)     (1,534,694)       (584,075)     (1,131,721)
                                            ------------    ------------    ------------    ------------

Other income (expense):
Interest expense                                (604,547)       (262,555)       (323,162)       (220,586)
Interest and other income                         26,555          34,973          12,428          17,709
Gain on sale of investment securities and
other investments                                     --          29,634              --          29,634
Change in warrant valuation                      224,611         116,993         246,868          69,904
                                            ------------    ------------    ------------    ------------
       Total other income (expense)             (353,381)        (80,955)        (63,866)       (103,339)
                                            ------------    ------------    ------------    ------------


Net loss                                      (1,311,420)     (1,615,649)       (647,941)     (1,235,060)

Other comprehensive income (loss) -
  unrealized income (loss) on marketable
  securities                                        (160)         (4,983)            755          (4,398)
                                            ------------    ------------    ------------    ------------

Comprehensive loss                          ($ 1,311,580)   ($ 1,620,632)   ($   647,186)   ($ 1,239,458)
                                            ============    ============    ============    ============

Basic loss per share                        ($      0.08)   ($      0.10)   ($      0.04)   ($      0.07)
                                            ============    ============    ============    ============

Weighted average number of common shares
outstanding
   Basic                                      16,844,337      16,722,359      16,849,282      16,762,108
                                            ============    ============    ============    ============


See notes to the condensed consolidated
financial statements.

                   eLEC Communications Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         For the Six Months Ended
                                                                       May 31, 2006   May 31, 2005
                                                                       ------------   ------------
Net cash used in operating activities:                                 ($  882,493)   ($1,663,448)
                                                                       -----------    -----------

Cash flows used in investing activities:
   Purchase of property and equipment                                     (177,899)      (222,744)
   Purchase of investment securities                                            --         (4,923)
   Proceeds from sale of investment securities and other investments            --         14,828
                                                                       -----------    -----------
Net cash used in investing activities                                     (177,899)      (212,839)
                                                                       -----------    -----------

Cash flows from financing activities:
   Repayment of short-term debt                                           (328,324)       273,686
   Repayment of long-term debt                                            (114,490)       (60,606)
   Proceeds form the exercise of options                                        --         37,500
   Proceeds from secured convertible note                                1,753,500      1,744,500
                                                                       -----------    -----------
   Net cash provided by financing activities                             1,310,686      1,995,080
                                                                       -----------    -----------

Increase in cash and cash equivalents                                      250,294        118,793
Cash and cash equivalents at beginning of period                           205,998        371,852
                                                                       -----------    -----------
Cash and cash equivalents at the end of period                         $   456,292    $   490,645
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

                            eLEC COMMUNICATIONS CORP.
                            -------------------------

        Notes To Condensed Consolidated Financial Statements (Unaudited)
        ----------------------------------------------------------------


Note 1-Basis of Presentation
----------------------------

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on essentially the same basis as our annual financial statements for the year ended November 30, 2005 and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2005.

Note 2-Financing Arrangements
-----------------------------

On May 31, 2006, we consummated a private placement with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus"), pursuant to which we issued to Laurus a secured term note in the principal amount of $1,700,000 (the "Note"), an amended and restated secured term note that amended and restated our secured convertible term note in the original principal amount of $2,000,000 issued to Laurus on February 8, 2005 ("Amended Note 1"), an amended and restated secured term note that amended and restated our secured convertible term note in the original principal amount of $2,000,000 issued to Laurus on November 30, 2005 ("Amended Note 2") and a common stock purchase warrant (the "Warrant") that entitles Laurus to purchase up to 3,359,856 shares of our common stock, par value $.10 per share. The Note and the Warrant were sold to Laurus, an "accredited investor" (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended), for a purchase price of $1,700,000.

The Amortizing Principal Amount of the Note, which amounts to $650,000, requires interest payments at prime plus 2% on the first day of each month during the term of the Note, commencing on July 1, 2006. Beginning on July 1, 2007, we are required to make monthly principal payments of $27,083 on the Amortizing Principal Amount plus interest. After accounting for the loan discount of $59,400, deferred financing fees of $15,100 and the warrant discount of $586,881 associated with the Note, the loan payable on our books for the Note is recorded at $3,719. Over the three-year term of the Note, we will accrete the loan balance using the effective interest method up to the $650,000 principal amount.

The Non-Amortizing Principal Amount of the Note, which amounts to $1,050,000, does not require interest or principal payments until we send documentation to Laurus, and Laurus decides in its sole discretion, to release such funds from a restricted cash account for the potential acquisition of a business. There is no assurance that we will be able to successfully complete such acquisition. Consequently, the restricted cash balance of $1,050,000 and the Non-Amortizing Principal Amount of the Note have not been recorded on our balance sheet.

The principal amendments to the February 8, 2005 note effected in Amended Note 1 are the elimination of the conversion features that permitted the conversion of unpaid principal and interest on the February 8, 2005 note into shares of our common stock and the reduction in the interest rate payable on the outstanding principal amount of the February 8, 2005 note from the "prime rate" plus three percent (3%) to the "prime rate" plus two percent (2%). The remaining principal and interest payments on this note, which we continue to make in monthly amounts of $60,606 plus interest, is no longer convertible.

The principal amendment to the November 30, 2005 note effected in Amended Note 2 is the elimination of the conversion features that permitted the conversion of unpaid principal and interest on the November 30, 2005 note into shares of our common stock. The remaining principal and interest payments on this note, which we continue to make in monthly, amounts of $33,333 plus interest, is no longer convertible.

The amendments to Amended Note 1 and Amended Note 2 (the "Amendments") were accounted for as modifications of debt instruments. Consequently, the unamortized beneficial conversion feature (approximately $535,000 at May 31, 2006) inherent in the original issuance of the February 8, 2005 and November 30, 2005 notes was reversed to paid-in capital on May 31, 2006, the date of the modification. We have allocated one half of the value of the Warrant to the Amendments, which amounted to $586,881, using the Black-Scholes method with an interest rate of 3.03%, volatility of 152%, zero dividends and expected term of fifteen years, and recorded a deferred finance cost of such amount. The deferred finance cost will be amortized over the life of the related indebtedness.

The Warrant grants Laurus the right to purchase for cash up to 3,359,856 shares of our common stock at an exercise price of $0.10 per share. The Warrant expires on May 31, 2020. If we repay the Note in full prior to May 31, 2007 and pay Laurus an additional amount of $100,000, we have the right to reduce the number of shares originally issuable upon exercise of the Warrant by 1,175,950 shares, such that the maximum number of shares that may be purchased upon exercise of the Warrant shall be reduced to 2,183,906 shares. The Warrant does not contain registration rights and requires Laurus to limit the sale on any trading day of any shares of common stock issued upon the exercise of the Warrant to a maximum of ten percent (10%) of the aggregate number of shares of common stock traded on such trading day.

Note 3-Major Customer
---------------------

During the six-month and three-month periods ended May 31, 2006 and 2005, no one customer accounted for more than 10% of revenue.

Note 4-Loss Per Common Share
----------------------------

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 10,950,000 and 7,900,000 shares issuable upon the exercise of our outstanding stock options and warrants and in 2005, shares issuable upon potential debt conversions, were excluded from the calculation of loss per share for the six-month and three-month periods ended May 31, 2006 and 2005 because the effect would be anti-dilutive.

Note 5-Risks and Uncertainties
------------------------------

We provide our wireline services by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon Services Corp. and Qwest Communications International, Inc., which are commonly referred to as Incumbent Local Exchange Carriers ("ILEC's"). We have multi-state commercial service agreements with the ILECs that are subject to termination for material breach, including non-payment, upon written notice and our failure to cure. These agreements allow us to offer wireline telecommunications services to consumers throughout the ILECs' territories without us having to incur network equipment expenditures. Although we continue to build a Voice over Internet Protocol ("VoIP") network, the majority of our revenues are currently derived from the resale of ILEC services. In light of the foregoing, it is possible that the loss of our relationship with the ILECs would have a severe near-term impact on our ability to conduct our business. Our long-term plans, however, are dependent upon the success of our VoIP operations. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

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

Note 6-Stock-Based Compensation Plans
-------------------------------------

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs. Prior to fiscal 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the six-and three-months ended May 31, 2005, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of these options was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrated the effect on net loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                     Six Months Ended  Three Months Ended
                                       May 31, 2005      May 31, 2005
                                       ------------      ------------

Net loss, as reported                   ($1,615,649)       ($1,235,060)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value-based method
    for all awards, net of related
    tax effects                            (200,239)          (100,902)
                                      -------------      -------------
Pro forma net loss                      ($1,815,888)       ($1,335,962)
                                      -------------      -------------
Loss per share
  Basic, as reported                         ($0.10)            ($0.07)
  Basic, pro forma                           ($0.11)            ($0.08)

  Diluted, as reported                       ($0.10)            ($0.07)
  Diluted, pro forma                         ($0.11)            ($0.08)

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment". SFAS 123R is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the "modified prospective" method and have not restated prior financial statements. For the six- and three-months ended May 31, 2006, we recorded approximately $100,000 and $47,000 in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. As of May 31, 2006, there was approximately $320,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 7-Related Party Transactions
---------------------------------

During the six- and three-month periods ended May 31, 2006, we billed Cordia Corporation ("Cordia"), a related party, $25,679 and $12,393, respectively, for commissions and other costs, and Cordia billed us $218,543 and $101,668, respectively, for telecommunications services, billing services and other costs. During the six- and three-month periods ended in May 31, 2005, we billed, $40,851 and $17,449, for commissions and other cost, and Cordia billed us $350,856 and $181,535, respectively, for telecommunications, billing services and other sundry cost. As of May 31, 2006, we owed Cordia $59,745.

Note 8-Reclassification
-----------------------

The Condensed Consolidated Statement of Operations and Comprehensive Loss for the six- and three-month periods ended May 31, 2005 has been restated to correct errors related to the accounting for our February 2005 financing. Such restatement had the effect of reducing the loss for the six- and three-month period by approximately $127,000 and $106,000, respectively, which had no effect on the loss per share for the six-month period and reduced the loss per share in the three-month period from $0.08 to $0.07.

Note 9-Defined Benefit Plan
---------------------------

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

For the six- and three-month periods ended May 31, 2006 and 2005, we recorded pension expense of $48,000 and $24,000, respectively. In the six-month period ended May 31, 2006, we contributed $52,500 to our defined benefit plan. There were no contributions in the three-months ended May 31, 2006. In the six- and three-month periods ended May 31, 2005, we contributed $25,000 and $25,000, respectively, to the pension plan. We expect to contribute approximately $100,000 to our defined benefit plan in fiscal 2006. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. We may make discretionary contributions. There were no discretionary contributions made for the six months ended May 31, 2006 or 2005.

Note 10-Income Taxes
--------------------

At November 30, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $23,000,000 expiring in the years 2008 through 2025. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,400,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. We did not provide for a tax benefit in 2006 and 2005 as we believe it is more likely than not that such benefit will not be realizable.

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


Overview

         We are a provider of local and long distance voice telephone services and integrated Voice over Internet Protocol ("VoIP") telephony services. Internet Protocol ("IP") telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We built our own vertically-integrated VoIP platform from the ground up and offer other carriers a one-stop single vendor VoIP solution. Our technology enables our wholesale customers, which include telecom service providers, cable operators, wireless carriers, Internet service providers, resellers or any company seeking to offer premier packet communications services, the ability to provide a feature-rich VoIP service offering. Most of our customers require no capital expenditures to implement our VoIP product. Furthermore, since we developed and own our VoIP technology, we have the flexibility to customize our platform to fit the needs of each wholesale customer, as we can create new innovations and applications, in contrast to other VoIP providers who simply resell third-party technology.

         We have been de-emphasizing our wireline telephone services, which consist of the resale of local and long distance service over circuit-switched networks, and have been focusing our efforts on building and marketing our VoIP product. Consequently, our wireline telephone revenues have been decreasing and our VoIP revenues have been increasing. Through June 2006, the decrease in the number of customer wirelines was greater than the increase in the number of customer VoIP lines. For example, deactivated wirelines in May and June 2006 amounted to 405 and 487 lines, respectively, whereas new VoIP line activations amounted to 335 and 384 lines, respectively. We believe that beginning in July 2006, this trend will be reversed, as we had 1,060 new VoIP line activations in the first 14 days of July, and we anticipate less than 500 lost wirelines for the month.

         We believe our VoIP product is a powerful tool for independent cable companies, who can use it to bundle with their existing cable television and broadband service to create a "triple play" package. We believe it also is a necessary component for wireless broadband companies. We continue to win new wholesale customers, many of which have a high level of technological sophistication. For example, one new customer is a wireless broadband carrier that offers unique tactical products and services to provide immediate VoIP, video and data networking solutions for any business or agency in need of immediate connectivity. This customer uses our VoIP product to deliver reliable communications services and networks in a harsh environment and under extreme circumstances, such as those that occur during hurricanes or other natural disasters.


Plan of Operation

         Our objective is to build a profitable communications company on a stable and scalable platform with minimal network costs. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay. We believe that to achieve our objective we need to have "cradle to grave" automation of our back-office web and billing systems. As a result, we have written our software for maximum automation and flexibility.

         We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low. Technology is designed to work for 24 hours a day, and we believe the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

         When an order for a VoIP line is entered into our web-based order entry system more than 50 database tables are populated. Unlike most of our competitors, no extra back-office employees are needed to guide the order though our systems. Some of the high-level, completely-automated steps that occur when a customer or agent enters an order for a new VoIP line are as follows:

   o  A telephone number is assigned if in stock, or ordered if not in stock
   o  The customer's credit card is charged
   o  An  E911  address  is  formatted  and  sent  to  the  Automatic   Location
      Identification database
   o The configuration file for an analog telephone adapter ("ATA") is sent to the provisioning server
   o  The web portal database is populated so the customer can view his account
   o  Provisioning status emails are generated and sent to the customer
   o The appropriate entries are made into the billing system for the chosen plan
   o An overnight carrier is contacted and a shipping label is printed to ship the ATA to the customer
   o  A welcome letter is generated

         Given our current number of employees, we believe we can handle between 500 and 1,000 VoIP orders a day. The order processing and auto-provisioning of the ATA into the back office provisioning system and billing systems is seamless and integrated and is designed to handle a single order entered on our web site or many thousands of orders flowing through an Extensible Markup Language, or XML, bulk-entry portal.

         We believe our "cradle to grave" automation strategy in a wholesale environment, in which we are able to sell our VoIP services to other carriers, such as cable companies, CLECs and Internet service providers, will be an important factor that differentiates us from other VoIP service providers. Many VoIP service providers are primarily selling a retail product and are incurring substantial customer acquisition costs in order to grow their subscriber bases. The largest of these companies have access to significantly more capital than we have and are generating large operating losses because of the rapid growth rate they have achieved. Other VoIP service providers also have a wholesale offering, but have not been able to implement a satisfactory billing platform or E911 functionality. Many of these carriers do not have the ability to implement custom programs on a zero-code basis, and some do not even own their own code and are dependent upon a third-party vendor to provide them with quarterly or semi-annual upgrades so they can keep up with the new products being offered in the industry. We believe these wholesale competitors will not have the same success in scaling their businesses as we plan to experience.

         A principal component of our strategy is to grow rapidly by leveraging the capital, customer bases and marketing strength of our wholesale customers. Many of our targeted wholesale customers and some of our existing wholesale customers have ample capital to market a private-labeled VoIP product to their existing customer bases or to new customers. We believe our strength is our technology-based platform. By providing our technology to cable companies, CLECs, Internet service providers, agents, affinity groups and any other entities that desire to offer a VoIP telephony product, we believe we will require significantly less cash resources than other VoIP providers will require to attract a similar number of subscribers.

Six Months Ended May 31, 2006 vs. Six Months Ended May 31, 2005
---------------------------------------------------------------

         Our revenue for the six-month period ended May 31, 2006 decreased by approximately $4,027,000, or approximately 46%, to approximately $4,652,000 as compared to approximately

$8,679,000 reported for the six-month period ended May 31, 2005. The reduction in revenues was directly related to the decrease in the customer base or number of local access lines served by our two Competitive Local Exchange Carriers ("CLECs"), New Rochelle Telephone Corp. and Telecarrier Services Inc. Since July 2005, we have used our financial resources to further build and enhance our VoIP operations in lieu of telemarketing new CLEC customers. Consequently, our CLEC sales have declined, but new leads for, and our signings of, VoIP wholesale accounts have increased. We have determined to continue investing in our VoIP business, even to the detriment of our CLEC business, because of the rapidly growing market opportunities and cost efficiencies for VoIP carriers. To date, however, our VoIP sales have not been material.

         At July 14, 2006, we had 30 VoIP wholesale accounts, representing approximately 3,200 VoIP lines. Of these accounts, 17 are now sending us orders. We are unable to project when individual wholesale customers will send us orders, as sales by our wholesale customers are dependent upon how and when the wholesale customer plans to resell our VoIP product. Based on information furnished us by our existing wholesale customers, we estimate that, on average, a mature wholesale customer will have approximately 5,000 lines. However, individual wholesale customers will mature at different rates and many are likely to require two years or more to mature. We are currently in discussions with more than 40 potential wholesale customers that are seeking a VoIP solution.

         Our gross profit for the six-month period ended May 31, 2006 decreased by approximately $2,248,000 to approximately $1,877,000 from approximately $4,125,000 reported in the six-month period ended May 31, 2005. During the six-month period ended May 31, 2006, our gross profit percentage decreased to 40.3% from 47.5% during the comparable period of 2005. The decrease in our gross profit resulted primarily from the decrease in the size of our customer base in first half of fiscal 2006 relative to the first half of fiscal 2005. The decrease in our gross profit percentage during the 2006 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon and higher VoIP network costs we are experiencing due to the low utilization rate of our VoIP facilities. In addition, we incurred costs due to the transfer of approximately 5,000 Telecarrier Services lines to the New Rochelle Telephone's Verizon wholesale services agreement, which has higher port charges and one-time switch fees. While it is difficult for us to predict the gross margins we will achieve on our VoIP lines because we are offering both a wholesale and a retail product and the gross margin will be impacted by the product mix, based on current pricing, we anticipate that when we have a sufficient quantity of subscribers, mature wholesale accounts will generate a gross margin of approximately 25% and retail accounts will generate a gross margin of approximately 55%.

         Selling, general and administrative expenses decreased by approximately $888,000, or approximately 26%, to approximately $2,474,000 for the six-month period ended May 31, 2006 from approximately $3,362,000 reported in prior year fiscal period. Our telemarketing costs decreased by approximately $1,015,000 during the 2006 period, as we did no telemarketing during the first half of fiscal 2006. This decrease was partially offset by increased personnel costs of approximately $152,000, the majority of which was related to our VoIP operations as we hired additional personnel to focus on our marketing and sales efforts.

         Our bad debt expense decreased by approximately $2,059,000, or approximately 92%, to approximately $181,000 for the six months ended May 31, 2006 from approximately $2,240,000 reported in the prior fiscal period. This decrease was related to the reduction in the number of customers we had during the 2006 period and the fact that the remaining customers represent a mature base that has more consistently paid their bills.

         Depreciation and amortization expense increased by approximately $122,000 for the six months ended May 31, 2006 to approximately $180,000 as compared to approximately $58,000 for the same period in fiscal 2005. Approximately $54,000 of the increase was for deferred financing costs related to our financing agreements and approximately $68,000 related to our VoIP platform.

         Interest expense increased by approximately $342,000 to approximately $605,000 for the six-months ended May 31, 2006 as compared to approximately
$263,000 for the six-months period ended May 31, 2005, as a result of our increased borrowings. The cash payment portion of the $605,000 in interest expense amounted to approximately $162,000. The remaining balance represented the accretion of debt discounts using the effective interest method over the term of the related debt.

         Other  income  decreased  by  approximately  $8,000,  to  approximately
$27,000 for the six- months ended May 31, 2006 as compared to approximately $35,000 for the six-months ended May 31, 2005. The decrease resulted from a reduction in commission income.

         Warrant income for the six-months ended May 31, 2006 amounted to approximately $225,000 as compared to income of approximately $117,000 for the same period in fiscal 2005. This increase was due to the change in the market value of the warrants issued as part of our financings.

         For the six-months period ended May 31, 2005 we reported a gain on sales of investment securities of approximately $30,000. There were no security transactions in 2006.

Three Months Ended May 31, 2006 vs. Three Months Ended May 31, 2005
-------------------------------------------------------------------

         Our revenue for the three-month period ended May 31, 2006 decreased by approximately $2,659,000, or approximately 55%, to approximately $2,156,000 as compared to approximately $4,815,000 reported for the three-month period ended May 31, 2005. The reduction in revenues was directly related to the decrease in the customer base or number of local access lines served by our two CLEC's, New Rochelle Telephone Corp. and Telecarrier Services Inc. As discussed above, in lieu of telemarketing new CLEC customers, we used our financial resources to further build and enhance our VoIP operations.

         Our  gross  profit  for the  three-month  period  ended  May  31,  2006 decreased by approximately $1,517,000 to approximately $800,000 from approximately $2,317,000 reported in the three-month period ended May 31, 2005. During the three-month period ended May 31, 2006, our gross profit percentage decreased to 37.1% from 48.1% during the comparable 2005 period. As discussed above, the decrease in our gross profit resulted primarily from the decrease in the size of our customer base in first quarter of fiscal 2006 relative to the first quarter in fiscal 2005, the higher cost of services that we are now incurring under our wholesale services agreement with Verizon and higher VoIP network costs due to the low utilization rate of our VoIP facilities.

         Selling, general and administrative expenses decreased by approximately $683,000, or approximately 36%, to approximately $1,228,000 for the three-month period ended May 31, 2006 from approximately $1,911,000 reported in prior year fiscal period. Our telemarketing costs decreased by approximately $576,000 during the 2006 period, as we did no telemarketing during the first quarter of fiscal 2006.

         Our bad debt expense decreased by approximately $1,431,000, or approximately 96%, to approximately $64,000 for the three months ended May 31, 2006 from approximately $1,495,000 reported in the prior fiscal period. This decrease was related to the reduction in the number of customers we had during the 2006 period and the fact that the remaining customers represent a mature base that has more consistently paid their bills.

         Depreciation and amortization expense increased by approximately $50,000 for the three-months ended May 31, 2006 to approximately $93,000 as compared to approximately $43,000 for the same period in fiscal 2005. Approximately $12,000 of the increase was for deferred financing costs related to our financing agreements and approximately $38,000 related to our VoIP platform.

         Interest expense increased by approximately $102,000 to approximately $323,000 for the three-months ended May 31, 2006 as compared to approximately
$221,000 for the three-months period ended May 31, 2005, as a result of our increased borrowings. The cash payment portion of the $323,000 in interest expense amounted to approximately $87,000. The remaining balance represented the accretion of debt discounts using the effective interest method over the term of the related debt.

         Other income decreased by approximately $5,000, to approximately $12,000 for the three-months ended May 31, 2006 as compared to approximately
$18,000 for the three-months ended May 31, 2005. The decrease resulted from a reduction in commission income.

         Warrant income for the three-months ended May 31, 2006 amounted to approximately $247,000 compared to income of approximately $70,000 for the same period in fiscal 2005. The increase was due to the change in the market value of the warrants we issued as part of our financings.

         For the three-months period ended May 31, 2005, we reported a gain on sales of investment securities of approximately $30,000. There were no security transactions in 2006.

Liquidity and Capital Resources
-------------------------------

         At May 31, 2006, we had cash and cash equivalents of approximately $456,000 and negative working capital of approximately $2,130,000. We received additional cash of $575,500 on June 2, 2006 from the realization of loan proceeds receivable from our May 31, 2006 financing with Laurus.

         Net cash used in operating activities aggregated approximately $882,000 and $1,663,000 in the six-month periods ended May 31, 2006 and 2005, respectively. The principal use of cash in fiscal 2006 was the loss for the period of approximately $1,311,000. The principal use of cash in fiscal 2005 was the loss for the period of approximately $1,621,000.

         Net cash used in investing activities in the six-month period ended May 31, 2006 and 2005 aggregated approximately $178,000 and $213,000, respectively, resulting primarily from expenditures related to our VoIP initiative.

         Net cash provided by financing activities aggregated approximately $1,311,000 and $1,995,000 in the six-month periods ended May 31, 2006 and 2005, respectively. In fiscal 2006, net cash provided by financing activities resulted from the proceeds of long-term notes of approximately $1,753,500, which was partially offset by the repayment of short-term debt of approximately $328,000. In fiscal 2005, net cash provided by financing activities resulted from the proceeds of short-term and long-term notes of approximately $1,745,000, and short-term borrowings of approximately $274,000.

         For the six-months ended May 31, 2006, we had approximately $178,000 in capital expenditures primarily related to our VoIP initiative. We expect to make equipment purchases of approximately $100,000 to $200,000 in the third fiscal quarter of 2006. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of VoIP services and will be required only to support a growing customer base of VoIP subscribers.

         The report of our independent registered public accounting firm on our 2005 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have sustained net losses from operations during the last three years, as we have worked to build our customer base since the sale of almost all of our customers on December 31, 2002, and subsequently worked to build the software and back-office systems required to provide VoIP telephony services. Our operating losses have been funded primarily through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe our current cash resources will not be sufficient to finance our operations for the next 12 months. Accordingly, we believe we will have to raise additional cash from investors and/or sell certain assets, or buy other operations that generate cash flow. We continue to work on the purchase of an acquisition candidate that will provide additional monthly cash flow of approximately $50,000 a month to our operations. However, we have not yet set a closing date with the seller and we cannot provide any level of assurance, that the purchase will be completed. We continue to look for other candidates and growth opportunities as we seek additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, will be at a price that would be acceptable to us. Our failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Our debt is primarily under three borrowing arrangements with one lender and such borrowings are at the rate of 2% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of warrant issuances, lender discounts, and debt modifications the effective rate of interest has been calculated at rates of approximately 38% on our February 2005 financing, 47% on our November 2005 financing and 1,828% on our May 2006 financing.

Item 4.  Controls and Procedures

         (a) Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report. Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of the end of such period, for the reasons set forth below, our disclosure controls and procedures were not effective. We are presently taking the necessary steps to improve the effectiveness of such disclosure controls and procedures.

         (b) Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2005 audit, our management became aware of a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. Management believes the lack of qualified personnel, in the aggregate, amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

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

                 Due to the voluminous nature of state and local telecom taxes and the small quantity of taxes payable to certain municipalities, we do not remit all our telecom taxes in a timely manner. Certain taxes that we should be remitting on a monthly basis, are remitted quarterly or semi-annually because many of the checks and returns that we are processing are for insignificant amounts. We are aware of other telephone companies that follow this process. We continue to monitor the responses, if any, we receive from the tax authorities regarding late filings and we intend to remit such taxes in a timely manner in the future.

                            eLEC COMMUNICATIONS CORP.
                            PART II-OTHER INFORMATION




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

                                                eLEC Communications Corp.



Date:  July 14, 2006                                  By:   /s/ Paul H. Riss
                                                         ----------------------
                                                      Paul H. Riss
                                                      Chief Executive Officer
                                                      (Principal Financial and
                                                         Accounting Officer)

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