Form 10-Q
period 2006-08-31
ELEC COMMUNICATIONS CORP
filed 2006-10-20
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2006.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________________	to _________________________

Commission file number 0-4465

eLEC Communications Corp.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-2511270
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

75 South Broadway, Suite 302, White Plains, New York	10601
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	914-682-0214

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the
Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of October 3, 2006 was
17,229,282.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

		Aug 31, 2006	Nov. 30, 2005
		(Unaudited)	(See Note)
Assets
Current assets:
Cash and cash equivalents		$ 336,006	$ 205,998
Loan proceeds receivable		-	1,753,500
Accounts receivable, net		634,748	989,887
Prepaid expenses and other current assets		204,878	103,193
Total current assets		1,175,632	3,052,578

Property, plant and equipment, net		796,657	593,811

Deferred finance costs, net		1,010,143	542,893

Other assets		215,128	195,809
Total assets		$3,197,560	$4,385,091

Liabilities and stockholders’ equity deficiency
Current liabilities:
Short-term borrowings		$ -	$ 326,103
Current portion of long-term debt and capital lease obligations		2,367,706	43,891
Accounts payable and accrued expenses		2,644,309	2,743,623
Warrant liabilities		1,610,945	-
Taxes payable		485,852	632,147
Due to related party		51,386	2,737
Deferred revenue		186,000	278,200
Total current liabilities		7,346,198	4,026,701

Long-term debt and capital lease obligations, less current maturities		105,715	1,654,591
Warrant liabilities		-	1,067,526
Total liabilities		7,451,913	6,748,818

Stockholders’ equity deficiency:
Preferred stock $.10 par value, 1,000,000 shares authorized,
none issued and outstanding		-	-
Common stock $.10 par value, 50,000,000 shares authorized,
17,179,282 and 16,839,282 shares issued and outstanding in 2006
and 2005		1,717,928	1,683,928
Capital in excess of par value		26,995,035	27,169,409
Deficit		(32,958,578)	(31,209,645)
Accumulated other comprehensive loss, unrealized loss on securities		(8,738)	(7,419)
Total stockholders’ equity deficiency		(4,254,353)	(2,363,727)
Total liabilities and stockholders’ equity deficiency		$3,197,560	$4,385,091

See notes to the condensed consolidated financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	Aug. 31, 2006	Aug. 31, 2005	Aug. 31, 2006	Aug. 31, 2005

Revenues	$6,601,451	$12,825,614	$1,949,040	$4,146,759

Costs and expenses:
Costs of services	3,990,349	6,793,655	1,215,133	2,239,915
Selling, general and administrative	3,640,724	4,646,161	1,166,411	1,303,348
Provision for bad debts, net of recoveries	184,009	3,183,508	2,829	943,408
Depreciation and amortization	364,208	161,070	184,467	84,176
Total costs and expenses	8,179,290	14,784,394	2,568,840	4,570,847

Loss from operations	(1,577,839)	(1,958,780)	(619,800)	(424,088)

Other income (expense):
Interest expense	(839,498)	(469,764)	(234,951)	(207,208)
Interest and other income	38,061	51,301	11,506	16,328
Gain on sale of investment securities and other
investments	-	352,887	-	323,253
Change in warrant valuation	630,343	151,568	405,732	34,575
Total other income (expense)	(171,094)	85,992	182,287	166,948

Net loss	(1,748,933)	(1,872,788)	(437,513)	(257,140)

Other comprehensive loss –
unrealized loss on marketable
securities	(1,319)	(6,563)	(1,159)	(1,180)

Comprehensive loss	($1,750,252)	($1,879,351)	($438,672)	($258,320)

Basic loss per share	($0.10)	($0.11)	($0.03)	($0.02)

Weighted average number of common shares
outstanding
Basic	16,940,742	16,748,041	17,131,456	16,798,847

See notes to the condensed consolidated
financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	Aug. 31, 2006	Aug. 31, 2005
Net cash used in operating activities:	($1,324,999)	($1,800,541)

Cash flows used in investing activities:
Purchase of property and equipment	(240,241)	(343,370)
Purchase of investment securities	-	(7,006)
Proceeds from sale of investment securities and other investments	-	356,699
Net cash (used in) provided by investing activities	(240,241)	6,323

Cash flows from financing activities:
Repayment of short-term debt	(326,103)	-
Repayment of long-term debt	(402,449)	(242,424)
Proceeds from short-term borrowings	-	273,686
Proceeds form the exercise of options	94,800	60,500
Proceeds from secured convertible note	2,329,000	1,744,500
Net cash provided by financing activities	1,695,248	1,836,262

Increase in cash and cash equivalents	130,008	42,044
Cash and cash equivalents at beginning of period	205,998	371,852
Cash and cash equivalents at the end of period	$336,006	$413,896

See notes to the condensed consolidated financial statements.

eLEC COMMUNICATIONS CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on essentially the same basis as our annual financial statements for the year ended November 30, 2005 and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2005.

Note 2-Financing Arrangements

On May 31, 2006, we consummated a private placement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”), pursuant to which we issued to Laurus a secured term note in the principal amount of $1,700,000 (the “Note”), an amended and restated secured term note that amended and restated our secured convertible term note in the original principal amount of $2,000,000 issued to Laurus on February 8, 2005 (“Amended Note 1”), an amended and restated secured term note that amended and restated our secured convertible term note in the original principal amount of $2,000,000 issued to Laurus on November 30, 2005 (“Amended Note 2”) and a common stock purchase warrant (the “Warrant”) that entitles Laurus to purchase up to 3,359,856 shares of our common stock, par value $.10 per share. The Note and the Warrant were sold to Laurus, an “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended), for a purchase price of $1,700,000.

The Amortizing Principal Amount of the Note, which amounted to $650,000 at August 31, 2006, requires interest payments at prime plus 2% on the first day of each month during the term of the Note, commencing on July 1, 2006 and monthly principal payments of $27,083 commencing on July 1, 2007. After accounting for the loan discount of $59,400, deferred financing fees of $15,100 and the warrant discount of $586,881 associated with the Note, the loan payable on our books for the Note was initially recorded at $3,719. Over the three-year term of the Note, we will accrete the loan balance using the effective interest method.

The Non-Amortizing Principal Amount of the Note, which amounted to $1,050,000 at August 31, 2006, does not require interest or principal payments until we send documentation to Laurus, and Laurus decides in its sole discretion, to release such funds from a restricted cash account for the potential acquisition of a business or for our successful attainment of predetermined operating milestones. There is no assurance that we will be able to successfully complete such an acquisition or reach such milestones. Consequently, the restricted cash balance of $1,050,000 and the Non-Amortizing Principal Amount of the Note have not been recorded on our balance sheet.

The principal amendments to the February 8, 2005 note effected in Amended Note 1 was the elimination of the conversion features that permitted the conversion of unpaid principal and interest on the February 8, 2005 note into shares of our common stock and the reduction in the interest rate payable on the outstanding principal amount of the February 8, 2005 note from the “prime rate” plus three percent (3%) to the “prime rate” plus two percent (2%). The remaining principal and interest payments on this note, which we continue to make in monthly amounts of $60,606 plus interest, is no longer convertible.

The principal amendment to the November 30, 2005 note effected in Amended Note 2 was the elimination of the conversion features that permitted the conversion of unpaid principal and interest on the November 30, 2005 note into shares of our common stock. The remaining principal and interest payments on this note, which we continue to make in monthly, amounts of $33,333 plus interest, is no longer convertible.

The amendments to Amended Note 1 and Amended Note 2 (the “Amendments”) were accounted for as modifications of debt instruments. Consequently, the unamortized beneficial conversion feature (approximately $535,000 at May 31, 2006) inherent in the original issuance of the February 8, 2005 and November 30, 2005 notes was reversed to paid-in capital on May 31, 2006, the date of the modification. We have allocated one half of the value of the Warrant to the Amendments, which amounted to $586,881. The value of the warrant was determined using the Black-Scholes method with an interest rate of 3.03%, volatility of 152%, zero dividends and expected term of fifteen years, and recorded a deferred finance cost of such amount. The deferred finance cost will be amortized over the life of the related indebtedness.

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

We did not make principal payments to Laurus under the terms of Amended Note 1 and Amended Note 2 of approximately $93,000 that were due on October 1, 2006. Laurus issued us a waiver for non-payment and changed the due date of the $93,000 to the final maturity date of the notes. We were also in default under such notes because of the late payment of certain telecom taxes in the aggregate amount of approximately $264,000. Laurus also issued us a waiver for late payment of such taxes on the condition that the late taxes are paid in full by December 31, 2006. Since we have not yet satisfied the conditions of the waiver, the debt may become callable and we have classified all of our debt to Laurus and the associated warrant liabilities as current liabilities as of August 31, 2006.

Note 3-Major Customer

During the nine-month and three-month periods ended August 31, 2006 and 2005, no one customer accounted for more than 10% of revenue.

Note 4-Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 8,625,000 and 7,800,000 shares issuable upon the exercise of our outstanding stock options and warrants, respectively, and in 2005, shares issuable upon potential debt conversions, were excluded from the calculation of loss per share for the nine-month and three-month periods ended August 31, 2006 and 2005 because the effect would be anti-dilutive.

Note 5-Risks and Uncertainties

We provide our wireline services by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon Services Corp. and Qwest Communications International, Inc., which are commonly referred to as Incumbent Local Exchange Carriers (“ILECs”). We have multi-state commercial service agreements with the ILECs that are subject to termination for material breach, including non-payment, upon written notice and our failure to cure. These agreements allow us to offer wireline telecommunications services to consumers throughout the ILECs’ territories without us having to incur network equipment expenditures. Although we continue to build a Voice over Internet Protocol (“VoIP”) network, the majority of our revenues are currently derived from the resale of ILEC services. In light of the foregoing, it is possible that the loss of our relationship with the ILECs would have a severe near-term impact on our ability to conduct our business. Our long-term plans, however, are dependent upon the success of our VoIP operations. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;

•	The acceptance of VoIP technology by mainstream consumers;

•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;

•	The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

•	The highly competitive nature of our industry;

•	Our ability to retain key personnel;

•	Our ability to maintain adequate customer care and manage our churn rate;

•	The cooperation of incumbent carriers and industry service partners that have signed agreements with us;

•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;

•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;

•	Our ability to manage rapid growth while maintaining adequate controls and procedures;

•	Failure or interruption in our network and information systems;

•	Our inability to adapt to technological change;

•	Our inability to manage customer attrition and bad debt expense;

•	Failure or bankruptcy of other telecommunications companies upon whom we rely for services and revenues;

•	Our lack of capital or borrowing capacity, and inability to generate cash flow;

•	The decrease in telecommunications prices to consumers; and

•	General economic conditions.

Note 6-Stock-Based Compensation Plans

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs. Prior to fiscal 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for the nine-and three-months ended August 31, 2005, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant. For pro forma disclosures, the estimated fair value of these options was amortized over the vesting periods, which range from immediate vesting to three years. The following table illustrated the effect on net loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Nine Months Ended	Three Months Ended
	Aug. 31, 2005	Aug. 31, 2005
Net loss, as reported	($1,872,789)	($257,140)
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method
for all awards, net of related
tax effects	(279,664)	(79,315)
Pro forma net loss	($2,152,453)	($336,455)
Loss per share
Basic, as reported	($0.11)	($0.02)
Basic, pro forma	($0.13)	($0.02)

Diluted, as reported	($0.11)	($0.02)
Diluted, pro forma	($0.13)	($0.02)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective” method and have not restated prior financial statements. For the nine- and three-months ended August 31, 2006, we recorded approximately $146,000 and $46,000 in employee stock-based compensation expense, which was included in our selling, general and administrative expenses. As of August 31, 2006, there was approximately $305,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 7-Related Party Transactions

During the nine- and three-month periods ended August 31, 2006, we billed Cordia Corporation (“Cordia”), a related party, $37,153 and $11,475, respectively, for commissions and other costs, and Cordia billed us $265,023 and $46,479, respectively, for telecommunications services, billing services and other costs. During the nine- and three-month periods ended in August 31, 2005, we billed, $57,394 and $16,542, for commissions and other cost, and Cordia billed us $454,851 and $104,005, respectively, for telecommunications, billing services and other sundry cost. As of August 31, 2006, we owed Cordia $51,386.

Note 8-Reclassification

The Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine- and three-month periods ended August 31, 2005 has been restated to correct errors related to the accounting for our February 2005 financing. Such restatement had the effect of reducing the loss for the nine- and three-month period by approximately $245,000 and $118,000, respectively, which had reduction on the loss per share for the nine-month period from $0.13 to $0.11 and no effect on the loss per share in the three-month period.

Note 9-Defined Benefit Plan

We sponsor a defined benefit plan covering one active employee and a number of former employees. Our funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected in the future.

For the nine- and three-month periods ended August 31, 2006 and 2005, we recorded pension expense of $72,000 and $24,000, respectively. In the nine-month period ended August 31, 2006, we contributed $101,500 to our defined benefit plan. For the three-month period ended August 31, 2006, we contributed $49,000 to our defined benefit plan. For the nine-month period ended August 31, 2005, we contributed $25,000 to our defined benefit plan. There were no contributions for the three-month period ending August 31, 2005. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. We may make discretionary contributions. There were no discretionary contributions made for the nine-month period ended August 31, 2006 or 2005.

Note 10-Income Taxes

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

Note 11 – Valuation of Long-Lived Assets

     We review the recoverability of the carrying value of long-lived assets, including the software programs and the intangibles with a definite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from them or to the fair value of the assets that are in question. We have determined that the fair value of our long-lived assets are higher than our carrying cost based upon written offers we have received to purchase such assets.

Item 2. Management’s Analysis and Discussion of Financial Condition and Results of Operations

     The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation those factors set forth under Note 5 – Risks and Uncertainties.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this Report is a statement of our intention as of the date of this Report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Overview

     We are a provider of local and long distance voice telephone services and integrated Voice over Internet Protocol (“VoIP”) telephony services. Internet Protocol (“IP”) telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We built our own vertically-integrated VoIP platform from the ground up and offer other carriers a one-stop single vendor VoIP solution. Our technology enables our wholesale customers, which include telecom service providers, cable operators, wireless carriers, Internet service providers, resellers or any company seeking to offer premier packet communications services, the ability to provide a feature-rich VoIP service offering. Most of our wholesale customers require no capital expenditures to implement our VoIP product. Furthermore, as we developed and own our VoIP technology, we can create new and have the flexibility to customize our platform to fit the needs of each wholesale customer, in contrast to other VoIP providers who simply resell third-party technology.

     We have been de-emphasizing our wireline telephone services, which consist of the resale of local and long distance service over circuit-switched networks, and have been focusing our efforts on building and marketing our VoIP products and services. Consequently, our wireline telephone revenues have been decreasing and our VoIP revenues have been increasing. We consider our VoIP business to have much greater intrinsic and strategic value than our wireline business, as we resell wireline telephony service that we buy from another carrier, whereas we are the carrier for our VoIP service and we resell VoIP to other carriers. As a VoIP carrier, we offer both wholesale and retail services. We have recently succeeded in penetrating a major electronics retail store with our VoIP retail product. In October 2006, we received our first purchase order from this retail chain to sell our VoIP service in some of its stores. Further, we have recently completed eight weeks of extensive testing with the communications provider for one of the largest restaurant chains in the United States, and they are now taking our VoIP service for a live beta test in several of their stores, with the intention of replacing their existing wireline telephone service with our VoIP service.

     We believe our VoIP product is a powerful tool for independent cable companies, as it can easily be bundled with their existing cable television and broadband service to create a “triple play” package. We believe it also is a vital component for Internet service providers and wireless broadband companies. We currently have nine cable carriers testing our product, and in October we received a verbal commitment from a cable carrier that has approximately 200,000 broadband subscribers to resell our wholesale VoIP services. This carrier estimates that it will be able to sell VoIP services to approximately 30% of its broadband subscribers, based upon industry penetration rates and market research that it has done with its subscriber base. While we cannot control its marketing efforts or the speed with which it contacts its existing customer base, this company has advised us that their investors have put a high priority on offering VoIP service and marketing a “triple play” package. We believe the addition of this customer is an important milestone to us because we were chosen over a VoIP carrier with significantly larger resources than us, but who is not offering the customized VoIP solution that we provide.

Plan of Operation

     Our objective is to build a profitable communications company on a stable and scalable platform with minimal network costs. We want to be known for our high quality of service, robust features and ability to deliver new products to a wholesale customer or a web store without delay. We believe that to achieve our objective we must have “cradle to grave” automation of our back-office web and billing systems. As a result, we have written our software for maximum automation and flexibility.

     We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low. Technology is designed to work for 24 hours a day, and we believe the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

     When an order for a VoIP line is entered into our web-based order entry system more than 50 database tables are populated. Unlike most of our competitors, no extra back-office employees are needed to guide the order through our systems. Some of the high-level, completely-automated steps that occur when a customer or agent enters an order for a new VoIP line are as follows:

•	A telephone number is assigned if in stock, or ordered if not in stock

•	The customer’s credit card is charged

•	An E911 address is formatted and sent to the Automatic Location Identification database

•	The configuration file for an analog telephone adapter (“ATA”) is sent to the provisioning server

•	The web portal database is populated so the customer can view his account

•	Provisioning status emails are generated and sent to the customer

•	The appropriate entries are made into the billing system for the chosen plan

•	An overnight carrier is contacted and a shipping label is printed to ship the ATA to the customer

•	A welcome letter is generated

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

     We believe our “cradle to grave” automation strategy in a wholesale environment, in which we are able to sell our VoIP services to other carriers, such as cable companies, CLECs and Internet service providers, will be an important factor that differentiates us from other VoIP service providers. Many VoIP service providers are primarily selling a retail product and are incurring substantial customer acquisition costs in order to grow their subscriber bases. The largest of these companies have access to significantly more capital than we have and are generating large operating losses because of the rapid growth rate they have achieved. Other VoIP service providers also have a wholesale offering, but have not been able to implement a satisfactory billing platform or E911 functionality. Many of these carriers do not have the ability to implement custom programs on a zero-code basis, and some do not even own their own code and are dependent upon a third-party vendor to provide them with quarterly or semi-annual upgrades so they can keep up with the new products being offered in the industry. We believe these wholesale competitors will not have the same success in scaling their businesses as we plan to experience.

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

     We review the recoverability of the carrying value of long-lived assets, including the software programs and the intangibles with a definite life, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such events occur, we compare the carrying amount of the assets to the undiscounted expected future cash flows from them or to the fair value of the assets that are in question. We have determined that the fair value of our long-lived assets are higher than our carrying cost based upon written offers we have received to purchase such assets.

Nine Months Ended August 31, 2006 vs. Nine Months Ended August 31, 2005

     Our revenue for the nine-month period ended August 31, 2006 decreased by approximately $6,225,000, or approximately 49%, to approximately $6,601,000 as compared to approximately $12,826,000 reported for the nine-month period ended August 31, 2005. The reduction in revenues was directly related to the decrease in the customer base or number of local access lines served by our two Competitive Local Exchange Carriers (“CLECs”), New Rochelle Telephone Corp. and Telecarrier Services Inc. Since July 2005, we have used our financial resources to further build and enhance our VoIP operations in lieu of telemarketing new CLEC customers. Consequently, our CLEC sales have declined, but new leads for, and our signings of, VoIP wholesale accounts have increased. We have determined to continue investing in our VoIP business, even to the detriment of our CLEC business, because of the rapidly growing market opportunities and cost efficiencies for VoIP carriers. To date, however, our VoIP sales have not been material.

     At October 14, 2006, we had 39 VoIP wholesale accounts, representing approximately 5,300 VoIP lines. We are unable to project when individual wholesale customers will send us orders, as sales by our wholesale customers are dependent upon how and when the wholesale customer plans to resell our VoIP product. Based on information furnished us by our existing wholesale customers, we estimate that, on average, a mature wholesale customer will have approximately 5,000 lines. However, individual wholesale customers will mature at different rates and many are likely to require two years or more to mature. We are currently in discussions with more than 40 potential wholesale customers that are seeking a VoIP solution.

     Our gross profit for the nine-month period ended August 31, 2006 decreased by approximately $3,421,000 to approximately $2,611,000 from approximately $6,032,000 reported in the nine-month period ended August 31, 2005. During the nine-month period ended August 31, 2006, our gross profit percentage decreased to 39.6% from 47.0% during the comparable period of 2005. The decrease in our gross profit resulted primarily from the decrease in the size of our customer base in first nine months of fiscal 2006 relative to the first nine months of fiscal 2005. The decrease in our gross profit percentage during the 2006 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon and higher VoIP network costs we are experiencing due to the low utilization rate of our VoIP facilities. While it is difficult for us to predict the gross margins we will achieve on our VoIP lines because we are offering both a wholesale and a retail product and our gross margin will be impacted by our product mix, based on current pricing, we anticipate that when we have a sufficient quantity of subscribers, mature wholesale accounts will generate a gross margin of approximately 25% and retail accounts will generate a gross margin of approximately 55%.

     Selling, general and administrative expenses decreased by approximately $1,005,000, or approximately 22%, to approximately $3,641,000 for the nine-month period ended August 31, 2006 from approximately $4,646,000 reported in prior year fiscal period. Our telemarketing costs decreased by approximately $1,042,000 during the 2006 period, as we did no telemarketing during the first nine months of fiscal 2006.

     Our bad debt expense, net of recoveries decreased by approximately $3,000,000, or approximately 94%, to approximately $184,000 for the nine months ended August 31, 2006 from approximately $3,184,000 reported in the prior year fiscal period. This decrease was related to the reduction in the number of customers we had during the 2006 period and the fact that the remaining customers represent a mature base that has more consistently paid their bills. Further, because we require credit card payment from our retail digital telephone service customers, our new customers have not been generating bad debt expense.

     Depreciation and amortization expense increased by approximately $203,000 for the nine-month period ended August 31, 2006 to approximately $364,000 as compared to approximately $161,000 for the same period in fiscal 2005. Approximately $122,000 of the increase was for deferred financing costs related to our financing agreements and approximately $88,000 related to our VoIP platform.

     Interest expense increased by approximately $370,000 to approximately $839,000 for the nine-month period ended August 31, 2006 as compared to approximately $470,000 for the nine-month period ended August 31, 2005, as a result of our increased borrowings. The cash payment portion of the $839,000 in interest expense amounted to approximately $261,000. The remaining balance represented the accretion of debt discounts using the effective interest method over the term of the related debt.

     Other income decreased by approximately $13,000, to approximately $38,000 for the nine- month period ended August 31, 2006 as compared to approximately $51,000 for the nine-month period ended August 31, 2005. The decrease resulted from a reduction in commission income.

     The change in the warrant valuation for the nine-month period ended August 31, 2006 amounted to approximately $630,000 as compared to income of approximately $152,000 for the same period in fiscal 2005. This increase was due to the change in the value of our Common Stock.

     For the nine-months period ended August 31, 2005 we reported a gain on sales of investment securities of approximately $353,000. There were no security transactions in 2006.

Three Months Ended August 31, 2006 vs. Three Months Ended August 31, 2005

     Our revenue for the three-month period ended August 31, 2006 decreased by approximately $2,198,000, or approximately 53%, to approximately $1,949,000 as compared to approximately $4,147,000 reported for the three-month period ended August 31, 2005. The reduction in revenues was directly related to the decrease in the customer base or number of local access lines served by our two CLEC’s, New Rochelle Telephone Corp. and Telecarrier Services Inc. As discussed above, in lieu of telemarketing new CLEC customers, we used our financial resources to further build and enhance our VoIP operations.

     Our gross profit for the three-month period ended August 31, 2006 decreased by approximately $1,173,000 to approximately $734,000 from approximately $1,907,000 reported in the three-month period ended August 31, 2005. During the three-month period ended August 31, 2006, our gross profit percentage decreased to 37.7% from 46.0% during the comparable 2005 period. As discussed above, the decrease in our gross profit resulted primarily from the decrease in the size of our customer base in third quarter of fiscal 2006 relative to the third quarter in fiscal 2005, the higher cost of services that we are now incurring under our wholesale services agreement with Verizon and higher VoIP network costs due to the low utilization rate of our VoIP facilities.

     Selling, general and administrative expenses decreased by approximately $137,000, or approximately 11%, to approximately $1,166,000 for the three-month period ended August 31, 2006 from approximately $1,303,000 reported in prior year fiscal period. Our billing expense decreased by approximately $112,000 and our telemarketing costs decreased by approximately $18,000 during the 2006 period.

     Our bad debt expense, net of recoveries decreased by approximately $940,000, or approximately 100%, to approximately $3,000 for the three months ended August 31, 2006 from approximately $943,000 reported in the prior fiscal period. This decrease was related to the reduction in the number of customers we had during the 2006 period and the fact that the remaining customers represent a mature base that has more consistently paid their bills. Further, because we require credit card payment from our retail digital telephone service customers, our new customers have not been generating bad debt expense.

     Depreciation and amortization expense increased by approximately $100,000 for the three-month period ended August 31, 2006 to approximately $184,000 as compared to approximately $84,000 for the same period in fiscal 2005. Approximately $87,000 of the increase was for deferred financing costs related to our financing agreements and approximately $20,000 related to our VoIP platform.

     Interest expense increased by approximately $28,000 to approximately $235,000 for the three-months ended August 31, 2006 as compared to approximately $207,000 for the three-month period ended August 31, 2005, as a result of our increased borrowings. The cash payment portion of the $235,000 in interest expense amounted to approximately $99,000. The remaining balance represented the accretion of debt discounts using the effective interest method over the term of the related debt.

     Other income decreased by approximately $5,000, to approximately $12,000 for the three-month period ended August 31, 2006 as compared to approximately $16,000 for the three-month period ended August 31, 2005. The decrease resulted from a reduction in commission income.

     The change in warrant valuation for the three-month period ended August 31, 2006 amounted to income of approximately $406,000 compared to income of approximately $35,000 for the same period in fiscal 2005. The increase was due to the change in the value of our common stock.

     For the three-month period ended August 31, 2005, we reported a gain on sales of investment securities of approximately $323,000. There were no security transactions in 2006.

Liquidity and Capital Resources

     At August 31, 2006, we had cash and cash equivalents of approximately $336,000 and negative working capital of approximately $6,171,000. As set forth in Part II Item 3., we have classified all of our debt to Laurus and the associated warrant liabilities as current liabilities as of August 31, 2006.

     Net cash used in operating activities aggregated approximately $1,325,000 and $1,801,000 in the nine-month periods ended August 31, 2006 and 2005, respectively. The principal use of cash in fiscal 2006 was the loss for the period of approximately $1,749,000. The principal use of cash in fiscal 2005 was the loss for the period of approximately $1,873,000.

     Net cash (used in) provided by investing activities in the nine-month period ended August 31, 2006 and 2005 aggregated approximately ($240,000) and $6,000, respectively, resulting primarily from expenditures related to our VoIP initiative in 2006. The cash provided by investing activities in 2005 was due to proceeds of the sale of investment securities of approximately $357,000 , which as offset by capital expenditures of approximately $343,000.

     Net cash provided by financing activities aggregated approximately $1,695,000 and $1,836,000 in the nine-month periods ended August 31, 2006 and 2005, respectively. In fiscal 2006, net cash provided by financing activities resulted from the proceeds of the issuance of two long-term notes of approximately $2,329,000, which was partially offset by the repayment of debt of approximately $719,000. In fiscal 2005, net cash provided by financing activities resulted from the proceeds of short-term and long-term notes of approximately $1,745,000.

     For the nine-month period ended August 31, 2006, we had approximately $317,000 in capital expenditures primarily related to our VoIP initiative. We expect to make equipment purchases of approximately $100,000 to $150,000 in the fourth fiscal quarter of 2006. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of VoIP services and will be required only to support a growing customer base of VoIP subscribers.

     The report of our independent registered public accounting firm on our 2005 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have sustained net losses from operations during the last three years, as we have worked to build our customer base since the sale of almost all of our customers on December 31, 2002, and subsequently worked to build the software and back-office systems required to provide VoIP telephony services. Our operating losses have been funded primarily through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe our current cash resources will not be sufficient to finance our operations for the next 12 months. Accordingly, we believe we will have to raise additional cash from investors or borrow additional funds from our lender. We have recently asked an investment bank to raise us up to $600,000 in equity and it has received commitments for a cash investment of approximately $500,000 as of October 15, 2006. Our lender has told us it would defer principal payments on our existing loans and lend us an additional $1,050,000 if we raise at least $500,000 in equity and meet certain other operating milestones. We are also looking at other financing alternatives, which may include one or more business combinations in which we may or may not be the controlling entity. In addition, we are also looking at the possibility of selling one or more of our operating subsidiaries in order to raise additional capital or to dispose of some of our liabilities. There can be no assurance that any of the financing arrangements or other transactions will be completed. Our failure to generate sufficient revenues, raise additional capital, restructure our debt, dispose of assets or reduce certain discretionary spending could have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our debt is primarily under three borrowing arrangements with one lender and such borrowings are at the rate of 2% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of warrant issuances, lender discounts and debt modifications, the effective rate of interest has been calculated at rates of approximately 38% on our February 2005 financing, 47% on our November 2005 financing and 1,828% on our May 2006 financing.

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

     (b) Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2005 audit, our management became aware of a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. Management believes the lack of qualified personnel amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

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

Due to the voluminous nature of state and local telecom
taxes, our limited staffing and the small quantity of taxes payable to certain municipalities, we do not remit all our telecom taxes in a timely manner. Certain taxes that we should be remitting on a monthly basis, are remitted quarterly or semi-annually because many of the checks and returns that we are processing are for insignificant amounts. We are aware of other telephone
companies that follow this process. We continue to monitor the responses, if any, we receive from the tax authorities regarding late filings and we intend to remit such taxes in a timely manner in the future.

eLEC COMMUNICATIONS CORP.
PART II-OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

     We are not in compliance with our loan agreement with Laurus due to our failure to make a loan principal payment of approximately $93,000 on October 1, 2006 and our failure to pay approximately $264,000 in telecom taxes in a timely manner. While we have received a waiver from Laurus for such defaults, the waiver includes a requirement that we pay such taxes in full by December 31, 2006. Since we have not yet satisfied the conditions of the waiver, the debt may become callable and accordingly we have classified all of our debt to Laurus and the associated warrant liabilities as current liabilities as of August 31, 2006.

Item 6.	Exhibits

Exhibit
	Number	Description

	31.1	Certification of our Chief Executive Officer and Chief Financial
Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 302 of
the Sarbanes-Oxley Act of 2002)

	32.1	Certification of our Chief Executive Officer and Chief Financial
Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 906 of
the Sarbanes-Oxley Act of 2002)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eLEC Communications Corp.

Date:	October 20, 2006	By: /s/ Paul H. Riss
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

EXHIBIT 31.1

CERTIFICATION

Pursuant to 18 U.S.C. 1350
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Paul H. Riss, Chief Executive Officer and Chief Financial Officer of eLEC Communications
Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of eLEC Communications Corp.;

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

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;
and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	October 20, 2006

/s/ Paul H. Riss

Paul H. Riss
Chief Executive Officer and Chief
Financial Officer

EXHIBIT 32.1

CERTIFICATION

     Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-Q of eLEC Communications Corp. (the "Company") for the quarter ended August 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Riss, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:	October 20, 2006	By: /s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer and
Chief Financial Officer

     This certification accompanies each Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.