Form 10-K
period 2006-11-30
ELEC COMMUNICATIONS CORP
filed 2007-03-08
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         On February 15, 2007, 22,434,282 shares of registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of May 31, 2006 was approximately $5,463,000.

         Documents Incorporated by Reference: The definitive proxy statement relating to the registrant's 2007 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K to the extent described therein.

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business
Item 1A.   Risk Factors
Item 1B.   Unresolved Staff Comments
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other Information


                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence
Item 14.   Principal Accounting Fees and Services


                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules

                                   SIGNATURES

         The statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

         o The availability of additional funds to successfully pursue our business plan;
         o The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;
         o The ability to comply with provisions of our financing agreements (we are currently in default in certain of the covenants contained therein);
         o  The highly competitive nature of our industry;
         o The acceptance of telephone calls over the Internet by mainstream consumers;
         o  Our ability to retain key personnel;
         o Our ability to maintain adequate customer care and manage our churn rate;
         o The cooperation of incumbent carriers and industry service partners that have signed agreements with us;
         o Our ability to maintain, attract and integrate internal management, technical information and management information systems;
         o Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
         o The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
         o Our ability to manage rapid growth while maintaining adequate controls and procedures;
         o  The  decrease  in  telecommunications  prices  to  consumers;  and
         o  General economic conditions.

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

                                     PART I

         In  this   Annual   Report  on  Form  10-K,   we  will  refer  to  eLEC
Communications Corp., a New York corporation, as "our company," "we," "us," and "our."

Item 1. - Business

Overview

         We are a provider of local, long distance and international voice telephone services. We provide these services over wirelines, using leased facilities of other carriers, and over broadband services, using our own Internet Protocol ("IP") telephony product. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We use proprietary softswitch technology that runs on Cisco and Dell hardware to provide broadband telephone services to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology enables these carriers to quickly and inexpensively offer premiere broadband telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier's unique brand.

         The worldwide rollout of broadband voice services has allowed consumers and businesses to communicate at dramatically reduced costs in comparison to traditional telephony networks. Traditionally, telephone service companies have built networks based on circuit switching technology, which creates and maintains a dedicated path for individual telephone calls until the call is terminated. While circuit-switched networks have provided reliable voice communications services for more than 100 years, transmission capacity is not efficiently utilized in a circuit-switched system. Under circuit-switching technology, when a person makes a telephone call, a circuit is created and remains dedicated for the entire duration of that call, rendering the circuit unavailable for the transmission of any other calls. Because of the high cost and inefficiencies of a circuit-switched network, we have never owned a circuit-switched network. Instead, we have leased circuit-switched network elements from other carriers in order to provide wireline services to customers.

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

         We have created our own proprietary IP platform and have transitioned into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network. We have signed a contract to sell our leased lines telephone business to another company, so that we can focus our resources and our energies on our broadband voice product. In addition to the cost savings we obtain from the efficient use of network capacity, we believe our network equipment costs are lower than most other carriers as our network and technology require significantly less capital expenditures than a traditional Class 5 telecom switch in a circuit-switched network, and less equipment costs than our broadband voice competitors that utilize a packet-switched network. Our proprietary softswitch provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol ("SIP") server suite. We control all of the features we offer to broadband voice customers, because instead of a relying on a software vendor, we write the code for any new features that we desire to offer our customers. We have no software licensing fees and our other variable network costs are expected to drop as we increase our network traffic and as we attract more pure IP telephony users with traffic that does not incur the cost of originating or terminating on a circuit- switched network.

         Our SIP servers are part of a cluster of servers, which we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services. We believe the server farm structure can be easily and cost-effectively scaled as our broadband voice business grows. In addition, servers within our server farm can be assigned different tasks as demand on the network dictates. If an individual server ceases to function, our server farm is designed in a manner that subscribers should not have a call interrupted. We support origination and termination using both the G.711 and
G.729 voice codecs. Codecs are the algorithms that enable us to carry analog voice traffic over digital lines. There are several codecs that vary in complexity, bandwidth required and voice quality. We primarily use G.711 and
G.729 codecs. G.711 is a standard to represent 8 bit compressed pulse code modulation samples for signals of voice frequency. It creates a 64 kilobit per second bitstream, and we find that approximately 90% of the current IP telephony traffic in the United States uses G.711. We frequently process G.711 traffic because some of our wholesale customers do not have the ability to handle G.729. We prefer the G.729 codec, which allows us to utilize the Internet in more cost effective ways. It allows for compressing more calls in limited bandwidth, reducing the call to 8 kilobits per second. For all of our retail customers and our more sophisticated wholesale accounts, we use G.729 to save cost and enhance the quality of the call.


Development of Business

         We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high quality handbags, totes, luggage and sport bags. Between 1995 and 1999, we divested our handbag and luggage operations, which had experienced several years of operating losses.

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

         In January 2000, we acquired Telecarrier Services, Inc. ("TSI"), a CLEC that operated primarily in the states of New Jersey and New York provided long distance service in 13 states. Most of TSI's operations were acquired by Essex after the acquisition was complete, and TSI maintained its licenses as an inactive subsidiary. On July 29, 2002, TSI commenced a case under chapter 11 of the Bankruptcy Code. In February 2004, TSI filed a plan of reorganization pursuant to which the capital stock of a reorganized TSI would be sold by competitive bid and the proceeds from the sale of such stock would be used to make distributions to creditors of TSI. In April 2004, the court accepted our plan to purchase all the stock of a reorganized TSI for a price of $325,000. The purchase of TSI and its emergence from bankruptcy was completed in October 2004.

         On December 31, 2002, we sold certain assets of Essex to Essex Acquisition Corp. ("EAC"), a wholly-owned subsidiary of BiznessOnline.com, Inc. ("Biz"). EAC purchased selected assets and assumed certain liabilities in conjunction with this transaction. The remaining shell of Essex was sold to Glad Holdings, LLC on September 11, 2003.

         In November 2002, we began the operations of New Rochelle Telephone Corp. ("NRTC") as a start-up CLEC. We built a customer base in NRTC similar to the one we had sold to EAC. On December 14, 2006, we entered into two separate definitive purchase agreements ("Agreements") to sell TSI and NRTC to two wholly-owned subsidiaries of Cyber Digital, Inc. ("Purchaser"), a publicly traded shell company. The planned sales are subject to the receipt of required regulatory approvals and other closing conditions.

         If the sale of our CLECs is consummated, Purchaser will acquire all the outstanding shares of the CLECs and either pay or assume $1.3 million of outstanding debt that we owe to Laurus Master Fund, Ltd. ("Laurus"). In the Agreements, we have guaranteed maximum levels of negative working capital of the CLECs and we indemnified the Purchaser against liabilities that would reduce working capital, as defined in the Agreements, below the agreed upon levels. In accordance with an amendment to the Agreements, if the closing of the transaction has not occurred by April 12, 2007, we or the Purchaser may terminate the Agreements with no penalty to the terminating party, so long as such delay in closing the transaction is not the result of willful and material breach by the terminating party of any of its obligations under the Agreements.

         On August 4, 2004, we incorporated VoX Communications Corp. ("VoX") as our wholly-owned IP subsidiary to pursue the deployment of our own IP network for broadband telephony services. In addition to the general cost advantages of broadband telephone service noted above, we believe that IP communication technologies will continue to rapidly advance and will further the potential for the Internet to become the preferred medium of communication and commerce. Consequently, in fiscal 2005 and 2006 we expended a vast amount of our resources on the planning, development and implementation of our IP network. Although we allow individual users to purchase our broadband voice service on the VoX website at www.voxcorp.net, we have focused our efforts on becoming a wholesale provider of broadband voice services. As a wholesaler, we empower broadband service providers with the ability to sell a broadband voice product to their existing customers before the broadband voice retail companies, such as Vonage Holdings Corp. ("Vonage") and SunRocket, Inc. try to sell their broadband voice product. This wholesale model contains many cost advantages for us, especially with regard to customer acquisition costs. Companies that sell broadband voice services on a retail level typically experience significant customer acquisition costs because of the high marketing expenses and special promotions they use to attract an end-user who already has broadband service. We do not incur the expense of retail customer acquisitions, as these costs are borne by our wholesale customers. Our wholesale customers, however, often can attract retail customers in a more cost effective manner than we can because the wholesale customer already has a customer base of end-users who are utilizing broadband services.

Available Information

         We maintain a corporate website with the address www.elec.net. We also maintain a corporate website with the address www.pervasip.com in anticipation of our shareholders approving a name change of our company from eLEC Communications Corp. to Pervasip Corp. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.


Our Products and Services

         Our broadband voice service offerings are tailored to meet the specific needs of unique wholesale customers. We focus on marketing to wholesale accounts that have an existing customer base of residential and small business users. We believe we provide compelling product offerings to Cable Operators, CLECs, Internet Service Providers ("ISPs"), and other broadband service providers, as we enable them to quickly roll out private-labeled broadband voice solutions to their residential and small business customers. We have identified approximately 3,000 U.S. independent cable companies that can use our product. Many of these companies are already providing high-speed Internet access to their customers. As a result, we believe upselling broadband voice services to their broadband subscribers is a natural fit. Under our private label program, we provide each reseller with its own customer support web site, allowing them to offer a transparent user experience for customers without risking their own capital on expensive switches and custom IP software. Our broadband voice solution offers each reseller:

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

         Our retail customers consist of small businesses and residential users. These customers consist primarily of our landline customers. Our broadband voice services are available nationwide, while our landline services are limited to the states of New Jersey, New York and Pennsylvania. We primarily market our services through two distribution channels. We use third-party telemarketers to attract small business and residential accounts (typically less than three telephone lines for each account), and we use agents and direct marketing to attract small business and residential accounts (typically one to 10 lines in size for each account). To further help our customers manage their phone service, and to differentiate ourselves from other service providers, we provide a secure customer web site with the tools to help our customers to manage their accounts. These tools include the following:

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

         The pricing and robust nature of our feature packages also help to differentiate us from our competitors. For landline customers, we offer the same calling features offered by the Incumbent Local Exchange Carrier ("ILEC") from which we are buying and reselling services, but we charge less for each of the features. We also bundle certain key features, such as Caller ID and Call Waiting, in an unlimited monthly calling plan. For our broadband voice customers, we offer differentiating features, such as fax lines and toll free numbers. The following features are offered to our broadband voice customers, at no extra charge:

      o  911 Dialing
      o  Voicemail
      o  Caller ID
      o  Call Waiting
      o  Call Forwarding
      o  Three Way Calling
      o  Free In-Network Calls
      o  Call Return
      o  Caller ID Block
      o  International Call Blocking
      o  Directory Assistance Blocking
      o  Do Not Disturb
      o  Speed Dial
      o  Online Account Management

For an additional competitive charge, our broadband voice customers can receive additional premium features, such as:

      o  411 Directory Assistance
      o  Virtual numbers
      o  Local number portability

Our Network

         We operate a sophisticated IP network to deliver our broadband voice services. We carefully monitor the network as it automatically minimizes the route taken by packets carrying a voice conversation, and self-regulates traffic volumes to directly control the quality of service from the origination to the termination of a call. Calls are connected on our network with minimal post dial delay and our G.729 compression yields virtually no jitter. When compared to other broadband voice carriers, or wireline connections, we deliver a high quality call. Our softswitch utilizes advanced SIP infrastructure on a cluster of SIP servers and has the ability to scale at a low cost. We believe the collective thought process of our SIP servers makes us unique, as our servers are capable of "thinking" about what they are doing and will perform self-healing functions when necessary to ensure a call is not dropped. Unlike many of our competitors, we do not rely on Microsoft to power our softswitch. By using our own open-source software platform, we are able to update the network as needed, avoid the delays of waiting for software upgrades from Microsoft and avert the problems associated with having too much reliance on one vendor in order to run our network.

         We consider voice to be an application on an IP transport. Our network does not use the mainframe technology approach that Sonus Networks, Inc. or
BroadSoft, Inc. promotes. Instead, we have a fully-scalable, redundant, power-backed stable platform with a server farm that contains no specifically designed telecom equipment. By not relying on the telecom equipment and related software of the larger equipment vendors, we are able to own and control our own proprietary source code and to scale without the limitations and delays associated with equipment financing, installation, integration and source code updates that equipment vendors impose on other broadband voice carriers. Our approach is very similar to the server cluster type of approach that has provided Google, Inc. substantial computing resources at a relatively low cost.

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

         Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of our wholesale customers. Many of our targeted wholesale customers and some of our existing wholesale customers have ample capital to market a private-labeled broadband voice product to their existing customer base or to new customers. We believe our strength is our technology-based platform. By providing our technology to cable companies, CLECs, ISPs, WiFi and fixed-wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers and any other entity that desires to offer a broadband telephony product, we believe we will require significantly less cash resources than other providers will require to attract a similar number of subscribers.

         By taking a wholesale approach, our goal is to obtain and manage 500 customers that have an average customer base of 1,000 end-users. We believe we will be more successful and more profitable taking this approach to reaching 500,000 end-users than we would be if we tried to attract and manage 500,000 individual end-users by ourselves.

Sales and Marketing

         In establishing our broadband voice business, we do not want our selling price to be the only reason we win a wholesale customer. We do not intend to be the broadband voice carrier that sells services at the lowest price. We believe the price savings that broadband voice services offer our customers, when compared to traditional wireline telephone services, provides a significant monetary value that will help us attract customers. In addition to our price advantage over traditional wireline services, we believe we have a stable, high-quality, feature-rich service that allows us to distinguish ourselves from lower-priced alternatives. Our extensive pool of local telephone numbers that we offer broadband carriers in remote areas, coupled with the customization of our customer web portals, helps to create an attractive offering for broadband carriers. In addition to our in-house staff of sales professional, we partner with various resellers, wholesalers and referral channels to assist in the sale of our services.

Competition

         The communications industry is highly competitive and the market for enhanced Internet and IP communications services is new and rapidly evolving. We believe the primary competitive factors that will determine our success in the Internet and IP communications market are:

      o  Quality of service
      o  Responsive customer care services
      o Ability to provide customers with a telephone number in their local calling area
      o  Pricing levels and policies
      o  Ability to provide E911 and 911 service
      o  Bundled service offerings
      o  Innovative features
      o  Ease of use
      o  Accurate billing
      o  Brand recognition
      o Quality of analog telephone adapter ("ATA") supported by us and used by our customer

         Future competition could come from a variety of companies, both in the Internet and telecommunications industries. This includes major companies that have been in operation for many years and have greater resources and larger subscriber bases than we have, as well as companies operating in the growing market of discount telecommunications services, including calling cards and prepaid cards. In addition, some Internet service providers have begun to aggressively enhance their real- time interactive communications, and are focusing initially on instant messaging, with the intent to progress toward providing PC-to-Phone services and broadband telephony services.

         We anticipate that competition will also come from several traditional telecommunications companies, including industry leaders, such as AT&T Inc., Sprint Nextel Corporation, Deutsche Telekom AG, and Qwest Communications International, Inc., as well as established broadband services providers, such as Time Warner Inc., Comcast Corporation and Cablevision Inc. These companies all have announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

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

Government Regulation

         The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum.

         Universal Service - In 1997, the FCC issued an order, referred to as the Universal Service Order, that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the "Universal Service Fund"). These periodic contributions are currently assessed based on a percentage of each contributor's interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.

         Interconnection and Unbundled Network Elements - The Telecommunications Act requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. Since the FCC's 1996 "Local Competition Order," CLECs have enjoyed the right to lease unbundled network elements at rates determined by state public utility commission employing the FCC's TELRIC (Total Element Long Run Incremental Cost) forward looking, cost-based pricing model.

         The FCC's rules governing availability of ILEC unbundled network elements to CLECs have been the subject of on-going litigation and rulemaking proceedings. In February 2005, the FCC eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full "UNE Platform" that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements will now be available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC's rules.

         The FCC's unbundling rules continue to be the subject of further litigation and could change in ways we cannot now predict, which could have a material affect on the cost of telephony services and the business strategy of carriers that use wirelines that are leased from the ILECs, as is the case with our subsidiaries, NRTC and TSI.

         Pursuant to the FCC's rules, we negotiate interconnection arrangements with each ILEC, generally on a state-by-state basis, which allows us to sell local telephone service over leased wirelines. While current FCC rules and regulations require the incumbent provider to provide certain network elements necessary for us to provision end-user services on an individual and combined basis, we cannot assure you that the ILECs will provide these components in a manner and at a price that will support competitive operations. If we sell NRTC and TSI, as we have planned, we will no longer need interconnection agreements with the ILECs in order to operate. Our Internet telephony product does not require an interconnection agreement with the ILECs, as the Internet is our network.

         Internet Telephony - The use of the Internet and private IP networks to provide a voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business.

         On March 10, 2004, the FCC initiated a broad rulemaking proceeding concerning the provision of voice and other services and applications utilizing IP technology. While the Commission has not released an order in this proceeding, it has addressed some of the questions raised by the rulemaking in subsequent proceedings. Although the Commission has not adopted a formal definition of broadband voice services, we use the term generally to include any IP-enabled services offering real-time, multidirectional voice functionality, including, but not limited to, services that mimic traditional telephony.

         In June 2005, the FCC adopted rules requiring providers of broadband voice services to provide 911 emergency access. We believe we are in compliance with this order. In August 2005, the FCC adopted rules that these providers must design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act. We anticipate that we will continue to develop technologies as required by governmental regulation that support emergency access and enhanced services.

         In June 2006, the FCC announced that interconnected broadband voice providers, such as VoX, would be required to contribute to the USF on an interim basis, beginning October 2006. The Commission permitted interconnected broadband voice providers to determine their USF contribution according to one of three different calculation methods. Implementation of the regulatory requirements compelled by the Commission's action take considerable time and cost, and we cannot guarantee that we have implemented these requirements fully. If we fail to report our revenue and remit USF on that revenue accurately, we may be subject to late fees, penalties or other actions, which could negatively affect our business.

         Recent action by the FCC has also expanded the possibility that our broadband voice services may become subject to state regulation, which will likely lead to higher costs and reduce some of the competitive advantage broadband voice services hold over traditional telecommunications services.


         Regulation by state public utility commissions - Our telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, are subject to the jurisdiction of that state's utility commission. The Telecommunications Act of 1996 generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. Our CLECs are certified to provide facilities-based and/or resold long distance service in the states in which we operate. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for originating and terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business if we do not complete the sale of NRTC and TSI.


Employees

         As of February 15, 2007, we employed 35 employees, of whom 34 were employed on a full-time basis and one was employed on a part-time basis. We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Item 1A. Risk Factors

         This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Risk factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report. In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risks Relating to Our Business

We have incurred operating losses since inception of our telephone business and we may be unable to achieve profitability or generate positive cash flow.

         We have not generated operating profits since fiscal 1996. While we reported net income of $170,253 and $8,323,211 in fiscal 2004 and 2003, respectively, we reported losses from our telecommunications operations. Furthermore, in fiscal 2006 and 2005, we reported net losses of approximately $2,345,000 and $2,266,000, respectively. In fiscal 2004, net income of $170,253 resulted primarily from the gain of approximately $743,000 resulting from a settlement with creditors in the bankruptcy proceedings of a subsidiary. In fiscal 2003, net income of $8,323,211 resulted primarily from the gain on the disposition of a subsidiary and the disposition of property of approximately $11,306,000. In fiscal 2006, fiscal 2005 and fiscal 2004, we generated operating losses of approximately $2,287,000 $2,402,000 and $642,000, respectively, from our telecommunications operations. We expect to continue to incur operating losses until we develop our telecommunications operations to a level at which it generates sufficient revenues to cover operating expenses.

We have an unproven business model and our inability to scale our broadband voice business could delay or prevent our future profitability.

         Our business strategy is unproven and we do not know whether our business model and strategy will be successful. We intend to sell wholesale broadband voice services to other carriers, primarily those carriers that already have broadband customers. We also plan to sell our wireline business by April 12, 2007, that has generated substantially all of our revenues since fiscal 2000. We have developed our own proprietary IP platform and for the first time in our operating history, we are a facilities-based carrier. We believe our network is robust and efficient, but it has not carried the hundreds of millions of minutes that we anticipate will eventually use our network. Our inability to scale our IP network and execute effectively as a broadband voice provider would significantly diminish our ability to generate sufficient revenue to achieve profitability.

We have a need for additional financing and without such financing we may be forced to curtail or cease our operations or sell our business, which may cause the value of your investment to decline.

         Due to our recent operating losses and our additional requirements for working capital to establish and grow our business, over the past several months we have sold debt and additional shares of capital stock to fund our working capital needs. We expect that we will continue to sell our capital stock, incur additional indebtedness or sell other assets we currently own to fund the anticipated growth of our telecommunications business and implement our business objectives. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be available on terms we find acceptable. If we cannot obtain additional funds when needed, we may be forced to curtail or cease our activities, or sell our business, which may result in the loss of all or a substantial portion of your investment.

We depend on other carriers as a key component for our business and any failure of these carriers to continue service to us could damage our reputation and cause us to lose customers .

         To limit our capital expenditures and support staff, we rely extensively on third parties. For our CLECs, we lease our local exchange network and our long distance network. As a result, we depend entirely on incumbent carriers for the transmission of customer telephone calls for our CLEC subsidiaries. The risk factors inherent in this approach include, but are not limited to, the following:

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

         If we are successful in selling our CLECs this year, we will still be reliant on third party carriers in conjunction with the operations of our IP network.

We depend on a third-party billing system to bill our wireline customers and we are exposed to a loss of revenues and customers if we cannot generate timely and accurate invoices to our customers.

         The accurate and prompt billing of our customers is essential to our operations and future profitability. Our CLECs utilize a third-party system for billing, tracking and customer service. Our former Chairman, who beneficially owns stock in our company, is the Chairman and CEO of our billing company, and we believe that all transactions with this company are at arms-length. The system is designed to provide us with a high degree of flexibility to handle custom rate plans that provide consumers discounts from the incumbent local carriers' rate plans or bundled plans that include various features and long distance services. Although we believe the system is very functional, it is currently set up to support approximately 500,000 local lines in six states, and its ability to handle substantially more customers is not fully tested. In addition, the billing company we utilize competes with us as a CLEC and may terminate its billing services at any time. Furthermore, in the most recent quarterly financial statements of the billing company we utilize, the billing company reported a quarterly loss of $932,409 and negative working capital of $832,760, raising some doubt about its ability to continue as a going concern. This strategy exposes us to various risks that include, but are not limited to, the following:

         o the inability to adapt the billing system to process the number of customers we are targeting in our marketing plans;

         o the failure of the system to provide all of the billing services that we require;

         o  the   possibility   that  the  billing   company  could  hinder  the
            anticipated sale of our CLECs;

         o the possibility that we may need to quickly engage a new billing company to process our invoices to our customers, and devote a large amount of internal resources at one time to work on this transition.

A portion of our business is dependent upon our ability to resell long distance services, for which we currently rely on only one third-party carrier, and any service disruption form this carrier could cause us to lose customers and revenues.

         Our CLECs offer long distance telephone services as part of their service package. We currently have a wholesale agreement with only one long distance carrier to provide transmission and termination services for all of our long distance traffic. Recently, several long distance carriers have encountered financial difficulties, including the carrier utilized by us. Financial difficulties encountered by our current carrier or any other carrier with which we are negotiating could cause disruption to our operations and loss of customers and revenues.

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

We may face difficulties managing our anticipated rapid expansion, which would adversely affect our operations.

         We are attempting to grow our business rapidly in terms of the number of services we offer, the number of customers we serve and the regions we serve. In particular, we are expending substantial sums to expand our broadband voice services, including the utilization of international routes. There can be no assurance that our marketing initiatives will proceed as expected or that they will be successful, particularly in light of the legal and regulatory and competitive uncertainties described elsewhere in this report. Furthermore, there is no assurance that we will successfully manage our efforts to:

         o  expand, train, manage and retain our employee base;

         o  expand and improve our customer service and support systems;

         o introduce and market new products and services and new pricing plans;

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

         Our target customers consist primarily of broadband service providers. Although we required a deposit for most accounts, we give credit limits in excess of the deposited amounts and we offer payment terms. We may experience difficulty in collecting amounts due on a timely basis, especially if competition on the broadband services market becomes more intense. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

         A small number of key management and operating employees and consultants manage our telecommunications business. Our loss of such employees or consultants or their failure to work effectively as a team could materially adversely impact our telecommunications business. Competition for qualified executives in the telecommunications and data communication industries is intense and there are a limited number of persons with applicable experience. We believe that our future success in the telecommunications business significantly depends on our ability to attract and retain highly skilled and qualified telecommunications personnel. We have not entered into employment agreements with any of our senior officers. The loss of any of Paul H. Riss, our Chief Executive Officer, or Mark Richards, our Chief Information Officer and the President of our Vox Communications subsidiary, or the loss of one or more programmers or engineers employed by Vox could adversely affect our business.

We may be unable to adapt to rapid technology trends and evolving industry standards, which would limit our growth.

         The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully and grow our business. We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner or that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

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

The communications services industry is highly competitive and we may be unable to compete effectively, which could delay or prevent our future profitability.

         The communications industry, including Internet and data services, is highly competitive, rapidly evolving and subject to constant technological change and intense marketing by providers with similar products and services. We expect that new competitors are likely to join existing competitors in the communications industry, including the market for broadband voice, Internet and data services. Many of our current competitors are significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience, than we do. In the event that such a competitor expends significant sales and marketing resources in one or several markets, we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services than ours, our business initiatives could be materially and adversely affected.

Industry consolidation could make it more difficult for us to compete and limit our growth.

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


Our inability to adjust to new product developments and rapid technological changes would negatively impact our ability to grow our broadband voice business.

         IP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop and sell new and enhanced software products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

         o  the identification of market demand for new products;

         o  the scalability of our IP telephony software products;

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

If broadband voice technology fails to gain acceptance among mainstream consumers, our ability to grow our business will be limited.

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


Future legislation or regulation of the Internet and/or broadband voice services could restrict our business, prevent us from offering service or increase our cost of doing business.

         At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including broadband voice services. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition or results of operations. Regulation may be targeted toward, among other things, assessing access or settlement charges, imposing taxes related to Internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing additional regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband voice services market and popularity of a variety of new wireless IP products and services heighten the risk that governments or other legislative bodies will seek to further regulate IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

         Many regulatory actions are underway or are being contemplated by federal and state authorities, including the FCC and other state regulatory agencies. There is risk that a regulatory agency may require us to conform to rules that are unsuitable for broadband voice communications technologies or rules that cannot be complied with due to the nature and efficiencies of IP routing, or are unnecessary or unreasonable in light of the manner in which we offer service to our customers. It is not possible to separate the Internet, or any service offered over it, into intrastate and interstate components. While suitable alternatives may be developed in the future, the current IP network does not enable us to identify the geographic nature of the traffic traversing the Internet.

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

         Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller's area. Generally, the dispatcher automatically receives the caller's phone number and actual location information. While our 911 service being deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our 911 capabilities may not reach the intended PSAP, although we do have procedures in place to ensure that a dispatcher somewhere is reached. In addition, the only location information that our E911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer's registered location may be different from the customer's actual location at the time of the call because customers can use their enabled ATA device to make calls almost anywhere a broadband connection is available. In such cases, as described below, we offer customers alternative access to emergency services.

         We are also providing E911 service that is comparable to the emergency calling services obtained by customers of traditional wireline telephone companies in the same area. For those customers, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer's registered location. The dispatcher will have automatic access to the customer's telephone number and registered location information. However, if a customer places an emergency call using the customer's enabled ATA device and the device is in a location different from the one registered with us, the E911 system will still route the call to a dispatcher in the registered location, not the customer's actual location at the time of the call. Every time a customer moves his or her enabled ATA device to a new location, the customer's registered location information must be updated and verified. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

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

         Our softswitching platform and back office systems are technologically advanced and the essential service delivery of providing emergency call handling is of paramount importance to us. We have developed a web portal where subscribers can maintain the flexibility of providing us with a currently correct physical location should they take the ATA device away from the registered location. We cannot guarantee they will actually remember to enter this information in the web portal when they move their ATA device, and if they do not make this update, the emergency call will be routed to the address that was previously notified. This flexibility, along with the ability to call into our customer support call center to update the address, is compliant with the current requirements of the FCC regarding emergency calling.

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


The success of our planned expansion is dependent upon market developments and usage patterns which are needed in order for us to efficiently utilize our network equipment.

         Our purchase of network equipment and placement of our IP telephony software will be based in part on our expectations concerning future revenue growth and market developments. As we expand our network, we will be required to make capital expenditures, in addition to making financial commitments for DS-3 circuits and colocation space, and to add additional employees. If our traffic volume were to decrease, or fail to increase to the extent expected or necessary to make efficient use of our network, our costs as a percentage of revenues would increase significantly, which would have a materially adverse effect on our financial condition and results of operations.

Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory or judicial actions could adversely impact our business and expose us to liability.

         To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges or other fees, it could have a material adverse effect on our business, financial condition and operating results.

If our network is unable to handle a large number of simultaneous calls, our growth will be limited.

         We expect the volume of simultaneous calls to increase significantly as our broadband voice subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our broadband voice service is disrupted, our reputation could be hurt and we could lose customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our growth in our broadband voice business is dependent upon our ability to build new relationships with a wide range of other carriers and to bring on new customers.

         Our ability to grow through quick and cost effective deployment of our broadband voice services is due, in part, to our ability to create new agreements with other carriers that can provide us with telephone numbers and termination service. We also will need to sign contracts with new customers, and, in many cases, to enter into joint venture or strategic agreements with local partners, as well as to satisfy newly enacted regulatory requirements to operate in emerging markets. While we pursue several opportunities simultaneously, we might not be able to create the necessary partnerships and interconnections, expand our customer base, deploy networks and generate profitable traffic over these networks within the time frame envisioned.

We are pursuing new business lines that require specialized skill sets. Our ability to effectuate our business plan is due, in part, to the roll out of new services.

         Our ability to deploy new products and services may be hampered by technical and operational issues that could delay our ability to derive profitable revenue from these service offerings. These issues include our ability to competitively price such products and services. In addition, certain broadband voice service offerings are relatively new in our industry and their market potential is relatively untested. Additionally, our ability to market these products and service offerings may prove difficult. To date, our customers use only approximately 3,000,000 minutes per month on our IP network. As a result we have derived limited revenue from our broadband voice service offerings, and there can be no assurance that we will increase our current focus and/or derive significant revenue from such offerings.

We rely on third party equipment suppliers and the failure of such equipment could cause interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

         We are dependent on third party equipment suppliers for equipment, IP phones and adapter devices, including companies such as UTStarcom Inc., and Cisco Systems, Inc. If these suppliers fail to continue product development or research and development or fail to deliver quality products or support services on a timely basis, or we are unable to develop alternative sources, if and as required, our financial condition or results of operations could be materially adversely impacted.


We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex IP devices, which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

         Good customer care is important to acquiring and retaining customers. As we continue to grow our broadband voice business, we will need to expand our customer care operations quickly enough to meet the needs of our increased customer base. We may face additional challenges in training our customer care staff. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher churn levels, which would cause our financial results to be negatively impacted.

If  we  are  unable  to  improve  our  process  for  local  number   portability
provisioning, our growth may be negatively impacted.

         We support local number portability for our customers, which allow our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past could have taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new VoX customer must maintain both VoX service and the customer's existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because VoX is not a regulated telecommunications provider, it must rely on the telephone companies, over whom we have no control, to transfer numbers. Local number portability is considered an important feature by many potential customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers.

Our failure to adequately protect our proprietary rights may adversely affect our business, increase our costs and limit our sales growth.

         We rely on unpatented trade secrets and know-how to maintain our competitive position. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We protect our proprietary information by entering into confidentiality agreements with employees and consultants and business partners. These agreements may be breached or terminated. In addition, third parties, including our competitors, may assert infringement claims against us. Any of such claims could result in costly litigation, divert management's attention and resources, and require us to pay damages and/or to enter into license or similar agreements under which we could be required to pay license fees or royalties.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

         Our operations depend upon our ability to support a highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, computer worms and viruses, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated interruption of service at our facilities could cause interruptions in our services. In addition, failure of a traditional telephone company, competitive telecommunications company or other service provider to provide communications capacity or other services that we require, as a result of a natural disaster or other unanticipated interruptions, operational disruption or any other reason, could cause interruptions in our services. Any damage or failure that causes sustained interruptions in our operations could have a material adverse effect on our business.

A breach of our network security could result in liability to us and deter customers from using our services

         Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Any of the foregoing problems could result in liability to us and deter customers from using our service. Unauthorized access could jeopardize the security of confidential information stored in the computer systems of our customers. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, cause us to incur significant costs to remedy the problem, and divert management's attention. We can provide no assurance that the security measures we have implemented will not be circumvented or that any failure of these measures will not have a material adverse effect on our ability to obtain and retain customers. Any of these factors could have a material adverse effect on our business and prospects.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations, causing us to lose customers and limit our growth.

         Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes-of-use demands and geographic expansion, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in a higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

We are subject to acts of God, war, sabotage and terrorism risk.

         Acts of God, war, sabotage and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including disruptions of the behavior of our customers, changes in the insurance markets and disruptions of markets. Acts of God, war and risk of war also have an adverse effect on the economy. Instability in the financial markets as a result of war, sabotage or terrorism could adversely affect our ability to raise capital, as well as adversely affect the industries in which we do business and restrict their future growth.

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

         Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue and operating results may fluctuate as a result of a variety of factors, many of which are outside our control, including:

            o the amount and timing of expenditures relating to the rollout of our service offerings;

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

            o the timing of the implementation of additional points of presence for our IP services; and

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

         The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. For example, during the last 12 months our common stock has traded at prices ranging from $0.16 to $0.50 per share. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our common stock will trade at the same levels of our stocks in our industry or that our industry stocks in general will sustain their current market prices. Factors that could cause such volatility may include, among other things:

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

Effect of certain charter provisions could cause the value of your investment to decline.

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

We are exposed to potential risks from recent legislation requiring companies to evaluate internal controls under Section 404 of the Sarbanes Oxley Act of 2002 which could adversely affect our financial results and cause or stock price to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. - Properties

         The following table sets forth pertinent facts concerning our office leases at February 15, 2006.


           Location              Use      Approximate Square Feet    Annual Rent
           --------              ---      -----------------------    -----------

    75 South Broadway           Office            4,000                $79,000
    White Plains, NY 10601

    118 Celebration Avenue      Office            2,000                $54,000
    Celebration, FL 34747

         The lease for our office space in White Plains, New York is a five-year lease that began on December 1, 2003 and our lease for our office space in Celebration, Florida is a three-year lease that began on February 1, 2005. We also lease colocation space in two locations in Orlando that are subject to written agreements that are renewable each year. We believe we will need to lease additional office space of between 6,000 and 10,000 square feet to meet our operating needs in fiscal 2007. We have been considering leases in Orlando, Florida with annual rentals between approximately $100,000 and $150,000.


Item 3. - Legal Proceedings

         We are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on our financial condition, results of operations or liquidity. However, as the outcome of litigation or legal claims is difficult to predict, significant changes in exposures could occur.

Item 4. - Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. -  Market for Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities

         Our common stock currently trades on The OTC Bulletin Board(R) ("OTCBB") under the symbol ELEC. The high and low closing price for each quarterly period of our last two fiscal years are listed below:

                                                  High              Low
                                                  ----              ---
              Fiscal 2005
              -----------
                       1st  Quarter              $0.74             $0.28
                       2nd Quarter                0.69              0.35
                       3rd Quarter                0.58              0.36
                       4th Quarter                0.53              0.35

              Fiscal 2006
              -----------
                       1st  Quarter              $0.48             $0.37
                       2nd Quarter                0.50              0.35
                       3rd Quarter                0.40              0.25
                       4th Quarter                0.27              0.17

         The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of February 15, 2007, there were 190 holders of record of our common stock and approximately 3,000 beneficial holders.

         We have never paid dividends on our common stock and do not expect to do so in the foreseeable future. Our loan agreements with Laurus do not allow us to directly or indirectly declare or pay any dividends so long as certain amounts of our secured convertible term notes to Laurus remain outstanding.

         The following  table provides  information as of November 30, 2006 with
respect  to  shares  of  our  common  stock  that  are  issuable   under  equity
compensation plans.

                                                                                       Number of Securities
                                                                                      remaining available to
                                          Number of securities    Weighted-average     future issuance under
                                           to be issued upon     exercise price of      equity compensation
                                              exercise of           outstanding          plans (excluding
                                          outstanding options,   options, warrants    securities reflected in
                                          warrants and rights        and rights             column (a))
             Plan Category                        (a)                   (b)                     (c)
-------------------------------------------------------------------------------------------------------------

Equity compensation plans approved
   by security holders:

   1995 Stock Option Plan(1)                          810,500                $0.28                         -
                                                                                                 -----------
   1996 Restricted Stock Plan(2)                            -                                        400,000
                                                  -----------                                    -----------

                               Subtotal               810,500                                        400,000
                                                  -----------                                    -----------

Equity compensation plans not
    approved by security holders:

    Employee stock options                          1,900,000                 0.24                         -
    2004 Equity Incentive Plan(3)                     708,000                 0.39                   292,000
    Laurus Master Fund, Ltd.(4)                     5,837,434                 0.20                         -
    Source Capital Group, Inc.(4)                   1,347,234                 0.36                         -
    Institutional Marketing Services,
     Inc. (5)                                         100,000                 0.63                         -
    Capital TT, LLC(6)                                150,000                 0.63                         -
                                                  -----------                                    -----------

                               Subtotal            10,042,668                                        292,000
                                                  -----------                                    -----------

                                  Total            10,853,168                                        692,000
                                                  ===========                                    ===========

---------------------------

(1)  Options are no longer issuable under our 1995 Stock Option Plan.

(2) Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(3) Our 2004 Equity Incentive Plan allows for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(4) Warrants were issued in conjunction with financings provided by Laurus Master Fund, Ltd.

(5)  Warrants were granted for investor relation services.

(6)  Warrants were issued for consulting services.

Item 6. - Selected Financial Data

         The following selected financial information has been taken from our consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Report.

                                                         Fiscal Years Ended November 30,
(In thousands, except per share amounts)
                                             2006        2005        2004        2003        2002
                                             ----        ----        ----        ----        ----
Selected Income Statement Data
Net Sales                                  $  8,357    $ 15,881    $  9,558    $  5,568    $ 14,242
Gross Profit                                  3,227       7,279       4,820       2,802       5,266
Earnings (Loss)                              (2,345)     (2,266)        170       8,323      (3,319)
Earnings (Loss) per Common Share:
     Basic                                    (0.14)      (0.14)       0.01        0.53       (0.21)
     Diluted                                  (0.14)      (0.14)       0.01        0.53       (0.21)
Cash Dividends                                   --          --          --          --          --

Selected Balance Sheet Data
Working Capital Deficiency                 $ (5,087)   $   (974)   $ (1,939)   $ (1,938)   $(11,214)
Property, Plant and Equipment                   903         594         192          25       1,827
Total Assets                                  4,188       4,385       1,904       1,637       4,885
Long-Term Debt (Less Current Maturities)        215       2,722          --          --       1,145
Stockholders' Equity Deficiency              (4,249)     (2,364)     (1,696)     (1,864)    (10,162)


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operation

         Certain  statements  set forth  below  under  this  caption  constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 1 of this Report for additional factors relating to such statements.

Overview

         We have operated as a telephone service provider since 1998. We built our telephony business by leasing lines from incumbent local exchange carriers and reselling their services, while maintaining the vision of becoming a carrier that provides voice services over the Internet. We have succeeded in our efforts to transition to a facilities-based broadband voice provider, and we currently offer telephony services over the Internet or over a wireline. We offer our Internet services throughout the United States and in many foreign countries, whereas our wireline services are offered only in the States of Pennsylvania, New Jersey and New York. Our IP technology enables voice communications over the Internet through the conversion of voice signals into data packets. In order to use our broadband voice service, customers must have access to a high-speed Internet connection. We believe broadband voice services utilize a technology that is so invasive, that we have entered into a definitive purchase agreement to sell our wireline business.

         The roll-out of our broadband voice product has taken significantly longer than we anticipated. A key reason for the delay was the extensive effort required for us to become a customized wholesale service provider. Because of the intense competition on the retail level and the high marketing costs that broadband voice providers have incurred to acquire a subscriber, we decided that we should not compete in the retail arena. Our goal is to obtain 500 customers that will private label and resell our broadband voice services to their customer base. We target cable operators that already are providing broadband Internet services, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. We anticipate that our wholesale customers will be able to obtain an average of at least 1,000 broadband voice end-users. We believe our approach, in which we are seeking 500 customers that we will manage, and a total of at least 500,000 end users, which our customers will manage, will provide us with the quickest and least expensive way of leveraging our technology. Under our approach, we will avoid the expensive customer acquisition costs that other broadband voice carriers are experiencing as they try to find a broadband end-user to try their product. Instead of us incurring this cost, our customer, who should be able to incur a reduced marketing expense because it has an imbedded customer base already buying broadband service, incurs it. We believe we can empower small and medium-sized broadband providers with the ability to take customers away from the traditional telephone companies.

         Through February 15, 2007, we have signed agreements with 59 wholesale customers. We categorize them as 22 resellers, 14 agents, seven CLECs, five cable operators, four ISPs, four data integrators and three ASPs. The resellers include other broadband voice carriers that use our platform and the agents include CompUSA, which is selling our product in its stores in Puerto Rico. We do not anticipate large volumes of traffic from the CLECs, at least not initially, because they are the least likely to market our product to their existing customer bases. If a CLEC sells broadband voice services to an existing telephone customer, it will reduce the sales dollars and gross margin dollars that its existing customer is generating. We find that CLECs try to market the broadband voice services to end-users who are not existing customers, and thus they incur significantly higher marketing costs, similar to the way Vonage has to incur these costs, in order to sign up a new subscriber that had no prior relationship with the company. In general, we anticipate that our customers who are cable operators, resellers and ISPs will be more successful in generating sales of our broadband voice product without overspending to complete the sale.

         Some of our wholesale accounts experience delays before they develop and execute their marketing plans. We provide the technology and the technical assistance they need to offer a broadband voice product. We also give them suggested marketing information and customer service training to encourage them to begin selling the broadband voice product immediately, but we cannot control the marketing budget, the personnel resources or the timing of the launch of their broadband voice services. As of February 15, 2007, we have billed 31 of our 59 accounts. 28 accounts had not yet turned up our service. We anticipate that some of our wholesale customers will never actually sell our service. We are optimistic that our broadband voice services are beginning to generate the rapid sales growth we have been anticipating, as we have one account that is sending us orders for approximately 20 new lines a day and we have similar accounts testing our services. We have completed a successful trial agreement in which a restaurant chain with 11,000 locations used our broadband voice service, and we are negotiating to add them as a customer. We are also attracting customers who do not require an ATA, but are using our services for minutes only, which we can provide at competitive rates for certain routes. Furthermore, we recently secured a wholesale customer who sells broadband over power lines.

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

         We derive most of our telephony services revenue from monthly subscription fees we charge our customers under our service plans. We also offer a fax service over broadband, virtual phone numbers, toll free numbers and other services, for each of which we may charge an additional monthly fee. We automatically charge service fees monthly in advance to the credit cards of all of our broadband voice retail customers and approximately 10% of our wireline customers. We automatically charge the per minute fees not included in our monthly subscription fees to our customers' credit cards monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

         By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable we have outstanding, which lowers our working capital requirements. Collecting fees and charges in this manner also helps us mitigate bad debt exposure and is one of the industry-accepted practices for broadband voice services. Approximately 90% of our leased wireline customers do not pay by credit card and are mailed an invoice that is due within 25 days. We have experienced growth periods with significant bad debts from wireline customers. We do not anticipate the same level of bad debt exposure in our broadband voice service offerings, as our wholesale customers are required to place a one-month deposit and our retail customers are required to pay by credit card. If a customer's credit card is declined, we generally suspend international calling capabilities as well as the customer's ability to incur domestic usage charges in excess of its plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If a customer's credit card cannot be successfully processed during the current month's billing cycle, we generally terminate the account.

         We also generate revenue by charging a fee for activating service. Further, we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. These revenues were nominal in fiscal 2006.

         Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

         Customer equipment revenue. Customer equipment revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment revenue includes the fees we charge our customers for shipping any equipment to them. These revenues were nominal in fiscal 2006.

Cost of Revenues

         Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

         o Usage charges and line and port costs from reselling wireline service of incumbent carriers.

         o Access charges we pay to other telephone companies to terminate broadband voice calls on the public switched telephone network ("PSTN"). When a VoX subscriber calls another VoX subscriber, we do not pay an access charge, as the call routes through our network without touching the PSTN.

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

         o The cost of complying with the new FCC regulations regarding emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers. This cost may increase in future periods.

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

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

         Our revenues for fiscal 2006 decreased by approximately $7,524,000, or approximately 47%, to approximately $8,357,000 as compared to approximately $15,881,000 reported for fiscal 2005. The decrease in revenues was directly related to the cessation of our marketing program for new wireline customers, as we did not have new wireline customers to replace the normal monthly churn of our existing wireline customers. In conjunction with our decision to become a wholesale broadband voice provider, almost all of our marketing efforts are focused on attracting broadband voice customers. We anticipate we will be able to sell our wireline business, as planned, in April 2007. Thereafter, all of our revenue will come from IP telephony services. As noted above, we are beginning to experience more rapid month-to-month sales growth in this area. We do not control, however, the marketing dollars of our wholesale customers or the timing of their marketing efforts. Consequently, we are unable to model or predict the future sales growth in our broadband telephony business.

         Our gross profit for fiscal 2006 decreased by approximately $4,052,000 to approximately $3,227,000 from approximately $7,279,000 reported in fiscal 2005, while our gross profit percentage of 38.6% in fiscal 2006, as compared to 45.8% in fiscal 2005, decreased by 7.2 percentage points primarily due to the higher fees we were charged for leasing lines and ports from Verizon Services Corp. ("Verizon"). The decrease in our dollars of gross profit resulted from the decrease in our customer base in fiscal 2006 over fiscal 2005. Our gross profit percentage of approximately 38.6% included fixed network costs for our IP telephony network that we were not able to recover based upon the limited sales dollars we achieved for broadband voice services in fiscal 2006. If we are successful in selling our wireline business in fiscal 2007, we anticipate that our gross margins will be significantly lower because we employ a wholesale model for our broadband voice business. As a wholesaler, we will not be able to enjoy the same mark-up that a retail seller can achieve. However, on an operating basis, the lower margin should be offset by significantly lower customer service and customer acquisition costs.

         Selling, general and administrative expenses ("SG&A") decreased by approximately $1,079,000, or approximately 18.4%, to approximately $4,794,000 for fiscal 2006 from approximately $5,873,000 reported in the prior year fiscal period. Of this decrease, approximately $935,000 was for marketing expense, approximately $339,000 was for billing costs, offset by increased personnel costs of approximately $117,000. Bad debt expense decreased by approximately $3,440,000, or approximately 95%, to approximately $172,000 in fiscal 2006 from approximately $3,612,000 in fiscal 2005. From January 2005 until mid-April 2005, our CLECs attracted an unusually high number of residential consumers that did not pay our invoices, and for which we subsequently terminated services, even though such customers had qualifying credit scores. We discontinued most of our marketing efforts for new CLEC customers and concentrated on attracting broadband voice customers in fiscal 2006. With our existing CLEC customer base and with our broadband voice customers, we anticipate minimal bad debt expense, as our CLEC customers are an embedded customer base that has historically paid its bills, and our broadband voice customers are primarily wholesale accounts, which are credit checked and required to pay us a deposit for future services.

         Depreciation and amortization expense increased by approximately $351,000 to approximately $547,000 for fiscal 2006 as compared to approximately $196,000 for the prior fiscal year. Approximately $241,000 of the increase was for deferred financing costs related to the Laurus financings we completed in November 2005 and May 2006 (See Note 8) and approximately $102,000 related to an increase in depreciation of our IP platform.

         Interest expense increased by approximately $474,000 to approximately $1,156,000 for the year ended November 30, 2006 as compared to approximately
$682,000 for the prior fiscal year, primarily as a result of increased borrowings under our financing agreements (See Note 8).

         Other income amounted to approximately $108,000 for the year ended November 30, 2006 as compared to $66,000 for the prior fiscal year. In both years, other income resulted primarily from commission income. For fiscal 2006, other income also included approximately $36,000 for the reduction of a liability previously accrued and $13,000 of miscellaneous refunds.

         For the year ended November 30, 2006, we recorded income of approximately $990,000, an increase of approximately $813,000 over fiscal 2005 amounts of approximately $177,000, which resulted from the change in the market value of the warrants issued to Laurus as part of the Laurus financing (See Note
8). The increase in income in fiscal 2006 was a direct result of a larger decrease in the market value of our common stock at the end of fiscal 2006, as compared to the decrease in fiscal 2005.

         For the fiscal year ended November 30, 2005, we recorded a gain on the sale of investment securities and other investments of approximately $378,000. No gains were recorded in fiscal 2006. In fiscal 2005, the gain resulted from the sale of shares of Cordia Corporation of approximately $160,000 and Talk America Holding, Inc. warrants of approximately $218,000.

         In fiscal 2005, we reversed liabilities related to our discontinued luggage business in the amount of approximately $198,000. No such adjustment was made in fiscal 2006.


Fiscal Year 2005 Compared to Fiscal Year 2004

         Our revenues for fiscal 2005 increased by approximately $6,323,000, or approximately 66%, to approximately $15,881,000 as compared to approximately $9,558,000 reported for fiscal 2004. The growth in revenues was directly related to the increased number of leased local access lines we served in fiscal 2005. The bulk of our marketing dollars in fiscal 2005 were expended to generate new customers for our wireline telephony business.

         Our gross profit for fiscal 2005 increased by approximately $2,459,000 to approximately $7,279,000 from approximately $4,820,000 reported in fiscal 2004, while our gross profit percentage of 45.8% in fiscal 2005, as compared to 50.4% in fiscal 2004, decreased by 4.6 percentage points primarily due to the higher fees we were charged for leasing lines and ports from Verizon. The increase in our dollars of gross profit resulted from the increase in our customer base in fiscal 2005 over fiscal 2004. Our gross profit percentage of approximately 45.8% reflected our sales strategy of selling only in those states in which we believe we will be able to achieve a gross margin of over 40%.

         SG&A increased by approximately $1,474,000, or approximately 33.5%, to approximately $5,873,000 for fiscal 2005 from approximately $4,399,000 reported in the prior year fiscal period. Of this increase, approximately $816,000 was for increased personnel costs, of which approximately $403,000 was related to VoX, approximately $230,000 was for billing costs, approximately $144,000 was for non-employee option costs and approximately $187,000 was for other VoX operating costs. Bad debt expense increased by approximately $2,563,000, or approximately 244%, to approximately $3,613,000 for fiscal 2005 from approximately $1,049,000 reported in the prior year fiscal period. From January 2005 until mid-April 2005, our CLECs attracted an unusually high number of residential consumers that did not pay our invoices and for which we subsequently terminated services, even though such customers had qualifying credit scores.

         Depreciation and amortization expense increased by approximately $182,000 to approximately $196,000 for fiscal 2005 as compared to approximately $14,000 for the prior fiscal year. Approximately $143,000 of the increase was for deferred financing costs related to the Laurus financing we completed in February 2005 (See Note 8) and approximately $40,000 related to our IP telephony platform.

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


Liquidity and Capital Resources

         At November 30, 2006, we had cash and cash equivalents of approximately $1,338,000 and negative working capital of approximately $5,087,000 (including deferred finance costs in current assets of approximately $1,013,000) as compared to cash and cash equivalents of approximately $206,000 and negative working capital of approximately $974,000 at November 30, 2005.

         Net cash used in operating activities aggregated approximately $1,511,000 $1,741,000 and $80,000 in fiscal 2006, 2005 and 2004, respectively.
The principal use of cash from operating activities in fiscal 2006 and 2005 was the loss for the year of approximately $2,345,000 and $2,266,000, respectively. The principal use of cash from operating activities in fiscal 2004 was the increase in accounts receivable of approximately $1,590,000, which was offset by a non-cash item, an increase in the provision for doubtful accounts of approximately $1,049,000.

         Net cash used in investing activities aggregated approximately $263,000, $12,000 and $186,000 in fiscal 2006, 2005 and 2004, respectively. The principal use of cash from investing activities in fiscal 2006 was the purchase of property and equipment of approximately $259,000. The principal use of cash from investing activities in fiscal 2005 was the net proceeds of approximately $385,000 received from sale of investment securities and other investments, which was offset by the purchase of property and equipment of approximately $390,000. The principal use of cash from investing activities in fiscal 2004 was the purchase of property and equipment of approximately $182,000.

         Net cash provided by (used in) financing activities aggregated approximately $2,905,000, $1,587,000 and ($31,000) in fiscal 2006, 2005 and
2004, respectively. The principal source of cash from financing activities in fiscal 2006 was the proceeds from a private equity placement, net of fees of $490,000 and net proceeds from secured term notes of approximately $3,379,000. These amounts were partially offset by repayment of loan principal of approximately $593,000. The principal source of cash from financing activities in fiscal 2005 was the net proceeds from short-term borrowings of approximately $274,000 and net proceeds from a secured convertible note of approximately $1,744,000. In fiscal 2004, net cash used in financing activities resulted from the repayment of debt.

         In fiscal 2006 and 2005, we spent approximately $472,000 and $390,000 on capital expenditures, primarily for software, servers and routers related to our IP network. We intend to continue additional software development in fiscal 2007. We believe we also will make capital expenditures for our IP platform and that capital additions will be flexible depending upon the number of customers that we are able to attract to our network.

         We did not make the principal payments to Laurus in the aggregate amount of approximately $93,000 that were due on October 1, 2006 under the terms of our promissory notes payable to Laurus. Laurus issued us a waiver for non-payment and changed the due date of the $93,000 to the final maturity date of the notes. We have not made any principal payments to Laurus that were due on and after December 1, 2006. We have negotiated a principal deferral of nine months for one of our notes and we anticipate paying off another note to Laurus if we close on the purchase agreement we signed on December 14, 2006 to sell our CLEC subsidiaries. We have not executed a signed document with Laurus regarding this deferral. We are also in default with Laurus for other items, such as late payment of taxes. We plan to remedy the defaults in conjunction with the sale of our CLEC subsidiaries. Because of the default on the Laurus debt, the debt can be called immediately and the entire amount including the warrant liability has been classified as a current liability. We would not be able to make payments to Laurus if they called our debt to them.

         The report of our independent registered accounting firm on our 2006 financial statements indicates there is substantial doubt about our ability to continue as a going concern. We have sustained net losses from operations during the last three years, as we have worked to build our customer base since the sale of almost all of our customers on December 31, 2002, and subsequently worked to build the software and back-office systems required to provide broadband telephony services. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe that we will need to make some capital changes to our business, including the potential sale of our CLEC subsidiaries and the injection of money from individual investors into our company, in order to have the resources required to finance our operations through the next twelve months. We continually evaluate our cash needs and growth opportunities and we believe we require additional equity or debt financing in order to achieve our overall business objectives. There can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.


New Accounting Standards

         The  new  accounting  pronouncements  in  Note  1 to  our  consolidated
financial   statements,   which  are  included  in  this   Report,   are  herein
incorporated.

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

Revenue Recognition

         We apply the provisions of Staff Accounting Bulletins relating to revenue recognition. We recognize revenue from telecommunication services in the period that the service is provided. We estimate amounts earned for carrier interconnection and access fees based on usage.

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant customers and we require most of our wholesale customers to post a deposit, typically an amount between $2,500 and $5,000, which may be refunded after several months of prompt payments.

Impairment of Long-Lived Assets

         We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2006, 2005 and 2004, there were no impairment losses.

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

Item 7A. - Quantitative and Qualitative Disclosure About Market Risk

         Our debt is primarily under three borrowing arrangements with one lender and such borrowings are at a base rate of 2% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of warrants and lender discounts, the effective rate of interest on our lender agreements as modified has been calculated at rates of approximately 38% on our February 2005 financing, 47% on our November 2005 financing and 185% on the $650,000 portion of our May 2006 financing.

Item 8. - Financial Statements and Supplementary Data

         The  following  consolidated   financial  statements,   notes  thereto,
supplemental schedule, and the report of the independent registered public accounting firm contained on page F-1 to our consolidated financial statements are herein incorporated:

   Report of the independent registered public accounting firm

   Consolidated balance sheets - November 30, 2006 and 2005

   Consolidated statements of operations - Years ended November 30, 2006, 2005 and 2004

   Consolidated statements of stockholders' equity deficiency - Years ended November 30, 2006, 2005 and 2004

   Consolidated statements of cash flows - Years ended November 30, 2006, 2005 and 2004

   Notes to consolidated financial statements - Years ended November 30, 2006, 2005 and 2004

   Schedule II, Valuation and Qualifying Accounts

   All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the consolidated financial statements and related notes. For more information, see Part IV, Item 15, Exhibits, below.

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

         (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2006 audit, our management became aware of an inadequately designed accounting system as it pertains to our VoX subsidiary. We expect to address this issue in the second quarter of fiscal 2007. As reported in fiscal 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. This lack of staffing continued throughout fiscal 2006 and at the time this report is issued. Management believes the lack of qualified personnel, in the aggregate and the inadequate accounting system for VoX amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

         We are also evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In connection with our year-end November 30, 2006 and 2005 audits, we have identified the following control deficiencies and issues with our internal controls over financial reporting that we believe amount in the aggregate to a significant deficiency in our internal controls over financial reporting:


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

                  Due to the complex nature and changing regulations regarding telecom taxes, we do not always calculate and remit the appropriate amount of taxes due. We are challenging taxes that one state claims are owed to them. At least some of the taxes are due because of improper calculation of taxes that should have been billed to and collected from our wireline telephone customers in one particular state.




Item 9B. Other Information

None.

                                    PART III

Item 10. - Directors, Executive Officers and Corporate Governance.

         The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, is incorporated by reference herein.

Item 11. - Executive Compensation.

         The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, is incorporated by reference herein.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, is incorporated by reference herein.


Item 13. - Certain Relationships and Related Transactions, and Director Independence.

         The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services.

         The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, is incorporated by reference herein.

                                     PART IV

Item 15. - Exhibits  and Financial Statement Schedules.

         (a)(1) Financial Statements. Reference is made to the financial statements listed in Section 1 of the Index to Consolidated Financial Statements and Schedules in this Report.

         (a)(2) Financial Statement Schedule. Reference is made to the financial statement schedule listed in Section 2 of the Index to Consolidated Financial Statements and Schedules in this Report. All other schedules have been omitted as not required, not applicable or because the information required to be presented is included in the financial statements and related notes.

(2)   Schedules for the years ended November 30, 2006, 2005 and 2004
      Schedule II - Valuation and Qualifying Accounts.

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

(10)  Material Contracts

      (a) 1995 Stock Option Plan, incorporated by reference to Exhibit 10(I) to our Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
      (b) 1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996.
      (c)   Non-Employee  Director  Stock  Option  Plan,  dated March 30,  2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.
      (d) Lease Agreement between South Broadway WP, LLC, Landlord, and New Rochelle Telephone Corp., Tenant, dated August 2003, incorporated by reference to Exhibit 10(d) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.
      (e) Office Lease between Lexin Celebration, LLC, as Landlord, and Vox Communications Corp., as Tenant, dated January 25, 2005, incorporated by reference to Exhibit 10(e) to our Annual Report on Form 10-KSB for the year ended November 30, 2005.
      (f) Securities Purchase Agreement, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005.
      (g) Master Security Agreement, dated as of February 8, 2005, among us, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox
            Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005.

      (h) Stock Pledge Agreement, dated as of February 8, 2005, executed by eLEC Communications Corp. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 8, 2005.
      (i) Subsidiary Guaranty, dated as of February 8, 2005, executed by New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox
            Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.
      (j) Registration Rights Agreement, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated February 8, 2005.
      (k) Common Stock Purchase Warrant, dated as of February 8, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated February 8, 2005.
      (l) Form of Common Stock Purchase Warrant, dated as of February 8, 2005, issued by eLEC Communications Corp. to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated February 8, 2005.
      (m) Securities Purchase Agreement, dated as of November 30, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.
      (n) Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by eLEC Communications Corp., New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.
      (o)   Registration  Rights  Agreement,  dated  as of  November  30,  2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 30, 2005.
      (p) Common Stock Purchase Warrant, dated as of November 30, 2005, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 30, 2005.
      (q) Form of Common Stock Purchase Warrant, dated as of November 30, 2005, issued by eLEC Communications Corp. to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit
            10.6 to our Current Report on Form 8-K dated November 30, 2005.
      (r) Securities Purchase Agreement, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.
      (s) Secured Term Note, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 31, 2006.
      (t) Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by eLEC Communications Corp., New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.
      (u) Funds Escrow Agreement, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 31, 2006.

      (v) Restricted Account Agreement, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 31, 2006.
      (w) Common Stock Purchase Warrant, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 31, 2006.
      (x) Form of Common Stock Purchase Warrant, dated as of May 31, 2006, issued by eLEC Communications Corp. to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 31, 2006.
      (y) Amended and Restated Secured Term Note, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated May 31, 2006.
      (z) Amended and Restated Secured Term Note, dated as of May 31, 2006, between eLEC Communications Corp. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 31, 2006.
      (aa) Stock Purchase Agreement dated as of December 14, 2006 by and among eLEC Communications Corp., CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2006.
      (bb) Stock Purchase Agreement dated as of December 14, 2006 by and among eLEC Communications Corp., CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 14, 2006.
      (cc) Amendment No.1 to Stock Purchase Agreement dated as of February 27, 2007 by and among eLEC Communications Corp., CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp.
      (dd) Amendment No.1 to Stock Purchase Agreement dated as of February 27, 2007 by and among eLEC Communications Corp., CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 8th day of March 2007.

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

        Signature                        Title                         Date
-------------------------    ----------------------------------    -------------

/s/  Paul H. Riss            Chairman of the Board of Directors    March 8, 2007
-------------------------    Chief Executive Officer
Paul H. Riss                 Chief Financial Officer
                             (Principal Accounting Officer)

/s/ Greg M. Cooper           Director                              March 8, 2007
-------------------------
Greg M Cooper

/s/ Gayle Greer              Director                              March 8, 2007
-------------------------
Gayle Greer

/s/ Michael Khalilian        Director                              March 8, 2007
-------------------------
Michael Khalilian
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                          Number
                                                                          ------

1. Financial Statements

      Report of Independent Registered Public Accounting Firm                F-1

      Consolidated Financial Statements

         Balance Sheets                                                      F-2

         Statements of Operations                                            F-3

         Statements of Stockholders' Equity Deficiency                       F-4

         Statements of Cash Flows                                            F-5

         Notes to Financial Statements                                       F-7

2. Financial Statement Schedule

      Schedule II                                                            S-1

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors
eLEC Communications Corp.
White Plains, New York

We have audited the consolidated balance sheets of eLEC Communications Corp. and subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity deficiency, and cash flows for the years ended November 30, 2006, 2005 and 2004. Our audits also included the financial statement schedule on page S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLEC Communications Corp. and subsidiaries as of November 30, 2006 and 2005, and the consolidated results of their operations and cash flows for the years ended November 30, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is in default of its financing agreements with its principal lender which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
February 9, 2007


                              eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                      NOVEMBER 30, 2006 AND 2005



                                                ASSETS

                                                                             2006            2005
                                                                         ------------    ------------
Current assets:
    Cash and cash equivalents                                            $  1,337,525    $    205,998
    Loan proceeds receivable                                                       --       1,753,500
    Accounts receivable, net of allowance of
        $230,009 and $258,336 in 2006 and 2005                                630,197         989,887
    Prepaid expenses and other current assets                                 154,749         103,193
    Deferred finance costs, net                                             1,012,941              --
                                                                         ------------    ------------

                  Total current assets                                      3,135,412       3,052,578

Property and equipment, net                                                   903,281         593,811

Deferred finance costs, net                                                        --         542,893

Other assets                                                                  149,525         195,809
                                                                         ------------    ------------

                  Total assets                                           $  4,188,218    $  4,385,091
                                                                         ------------    ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
    Short-term borrowings                                                $         --    $    326,103
    Current portion of long-term debt and capital
        lease obligations                                                   3,347,707          43,891
    Warrant liability                                                       1,251,182              --
    Accounts payable and accrued expenses                                   2,897,495       2,746,360
    Taxes payable                                                             559,617         632,147
    Deferred revenues                                                         166,100         278,200
                                                                         ------------    ------------

                  Total current liabilities                                 8,222,101       4,026,701

Long-term debt and capital lease obligations, less
    current maturities                                                        214,907       1,654,591
Warrant liability                                                                  --       1,067,526
                                                                         ------------    ------------

                  Total liabilities                                         8,437,008       6,748,818
                                                                         ------------    ------------

Stockholders' equity deficiency:
    Preferred stock, $.10 par value; 1,000,000 shares
        authorized, none issued and outstanding                                    --              --
    Common stock, $.10 par value; 50,000,000 shares
        authorized; 22,434,282 and 16,839,282 shares
        issued and outstanding in 2006 and 2005                             2,243,428       1,683,928
    Capital in excess of par value                                         27,071,584      27,169,409
    Deficit                                                               (33,554,700)    (31,209,645)
    Accumulated other comprehensive loss, unrealized
        loss on securities                                                     (9,102)         (7,419)
                                                                         ------------    ------------

                  Total stockholders' equity deficiency                    (4,248,790)     (2,363,727)
                                                                         ------------    ------------

                  Total liabilities and stockholders'
                       equity  deficiency                                $  4,188,218    $  4,385,091
                                                                         ------------    ------------


                          See accompanying notes to consolidated financial statements.

                              eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004


                                                               2006            2005            2004
                                                           ------------    ------------    ------------
Revenues                                                   $  8,356,595    $ 15,880,803    $  9,557,600
                                                           ------------    ------------    ------------

Cost and expenses:
    Costs of services                                         5,129,971       8,601,525       4,738,038
    Selling, general and administrative                       4,793,920       5,872,848       4,398,673
    Provision for bad debts                                     172,268       3,612,005       1,048,559
    Depreciation and amortization                               546,978         196,377          14,480
                                                           ------------    ------------    ------------

              Total costs and expenses                       10,643,137      18,282,755      10,199,750
                                                           ------------    ------------    ------------

Loss from operations                                         (2,286,542)     (2,401,952)       (642,150)
                                                           ------------    ------------    ------------

Other income (expense):
    Interest expense                                         (1,156,427)       (682,266)         (3,126)
    Other income, net                                           107,807          65,521          45,795
    Indebtedness adjustment                                          --         198,059              --
    Mark to market adjustment in warrant carrying amount
                                                                990,107         176,657              --
    Gain on sale of investment securities
      and other investments                                          --         378,186             770
                                                           ------------    ------------    ------------

              Total other income (expense)                      (58,513)        136,157          43,439
                                                           ------------    ------------    ------------

Loss before bankruptcy reorganization items
  and income tax benefit                                     (2,345,055)     (2,265,795)       (598,711)
                                                           ------------    ------------    ------------

Reorganization items:
    Gain on settlement with creditors                                --              --         904,027
    Professional fees                                                --              --        (161,000)
                                                           ------------    ------------    ------------

                                                                     --              --         743,027
                                                           ------------    ------------    ------------

Income (loss) before income tax benefit                      (2,345,055)     (2,265,795)        144,316

Income tax benefit                                                   --              --         (25,937)
                                                           ------------    ------------    ------------

Net income (loss)                                          $ (2,345,055)   $ (2,265,795)   $    170,253
                                                           ------------    ------------    ------------

Basic earnings (loss) per share                            $       (.14)   $       (.14)   $        .01
                                                           ------------    ------------    ------------
Diluted earnings (loss) per share                          $       (.14)   $       (.14)   $        .01
                                                           ------------    ------------    ------------

Weighted average number of common shares outstanding:
       Basic                                                 17,338,268      16,770,789      16,254,282
                                                           ------------    ------------    ------------
       Diluted                                               17,338,268      16,770,789      16,715,808
                                                           ------------    ------------    ------------

                     See accompanying notes to consolidated financial statements.

                                             eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
                                            YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004
                                                                                                         Accumulated   Stockholders'
                                            Common Stock           Capital                            Other Stockholders'  Total
                                      ------------------------   in Excess of                 Treasury  Comprehensive     Equity
                                        Shares       Amount       Par Value        Deficit     Stock        Loss        Deficiency
                                      ----------  ------------   ------------   ------------  --------   -----------   ------------

Balance, December 31, 2003            16,265,282  $  1,626,528   $ 25,650,634   $(29,114,103) $(27,500)  $        --   $ (1,864,441)
                                                                                                                       ------------
    Net income                                                                       170,253                                170,253
    Unrealized holding loss                                                                                   (2,251)        (2,251)
                                                                                                                       ------------
    Comprehensive income                                                                                                    168,002
    Retirement of treasury stock         (11,000)       (1,100)       (26,400)                  27,500                           --
                                      ----------  ------------   ------------   ------------  --------   -----------   ------------
Balance, November 30, 2004            16,254,282     1,625,428     25,624,234    (28,943,850)       --        (2,251)    (1,696,439)
                                                                                                                       ------------
    Net loss                                                                      (2,265,795)                            (2,265,795)
    Unrealized holding loss                                                                                   (5,168)        (5,168)
                                                                                                                       ------------
    Comprehensive loss                                                                                                   (2,270,963)
    Exercise of common stock
     options                             425,000        42,500         18,000                                                60,500
    Stock issued for debt issue
     costs                               160,000        16,000         16,000                                                32,000
    Beneficial conversion feature of
      convertible notes payable                                       973,545                                               973,545
    Options and warrants granted for
     services                                                         537,630                                               537,630
                                      ----------  ------------   ------------   ------------  --------   -----------   ------------
Balance, November 30, 2005            16,839,282      1,683,928     27,169,409   (31,209,645)                 (7,419)    (2,363,727)
                                                                                                                       ------------
    Net loss                                                                      (2,345,055)                            (2,345,055)
    Unrealized holding loss                                                                                   (1,683)        (1,683)
                                                                                                                       ------------
    Comprehensive loss                                                                                                   (2,346,738)
    Exercise of common stock options
                                         390,000        39,000         60,800                                                99,800
    Issuance of common stock           5,180,000       518,000        (28,240)                                              489,760
    Employee stock based
     compensation                                                     188,595                                               188,595
    Cancellation of beneficial
     conversion feature of
     convertible notes payable                                       (534,676)                                             (534,676)
    Stock, options and warrants
     granted for services                 25,000         2,500        215,696                                               218,196
                                      ----------  ------------   ------------   ------------  --------   -----------   ------------
Balance, November 30, 2006            22,434,282  $  2,243,428   $ 27,071,584   $(33,554,700) $     --   $    (9,102)  $ (4,248,790)
                                      ----------  ------------   ------------   ------------  --------   -----------   ------------


                                    See accompanying notes to consolidated financial statements.

                                 eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004


                                                                    2006           2005            2004
                                                                 -----------    -----------    -----------
Operating activities:
   Net income (loss)                                             $(2,345,055)   $(2,265,795)   $   170,253
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                                 546,978        196,377         14,480
       Gain on sale of investment securities and
              other investments                                           --       (378,186)            --
       Gain on settlement with creditors                                  --             --       (904,027)
       Non-cash stock based compensation                             188,595             --             --
       Common stock, options and warrants granted for services        75,358        143,162             --
       Provision for bad debts                                       172,268      3,612,005      1,048,559
       Amortization of debt discount                                 751,890        454,990             --
       Non-cash mark to market adjustment                           (990,107)      (176,657)            --
       Indebtedness adjustment                                            --       (198,059)            --
       Changes in assets and liabilities:
          Accounts receivable                                        187,422     (3,354,829)    (1,590,973)
          Prepaid expenses and other current assets                  (51,556)       (61,014)       140,251
          Distribution to bankruptcy creditors                            --             --       (301,170)
          Other assets                                               (12,818)       (49,837)            --
          Accounts payable and accrued expenses                      151,135        489,088        807,020
          Taxes payable                                              (72,530)       (88,961)       315,011
          Deferred revenues                                         (112,100)       (63,502)       220,564
                                                                 -----------    -----------    -----------

Net cash used in operating activities                             (1,510,520)    (1,741,218)       (80,032)
                                                                 -----------    -----------    -----------

Investing activities:
   Purchase of property and equipment                               (258,687)      (389,758)      (181,502)
   Proceeds from sale of investment securities                            --        385,192             --
   Purchase of investment securities                                  (4,001)        (7,006)        (4,546)
                                                                 -----------    -----------    -----------

Net cash used in investing activities                               (262,688)       (11,572)      (186,048)
                                                                 -----------    -----------    -----------

                                                (Continued)

                       See accompanying notes to consolidated financial statements.

                            eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                           YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004


                                                            2006          2005           2004
                                                        -----------    -----------    -----------
Financing activities:
    Net proceeds from short-term borrowing              $        --    $   273,686    $        --
    Repayment of short-term borrowings                     (326,103)            --             --
    Proceeds of issuance of common stock, net of fees       489,760             --             --
    Proceeds from exercise of stock options                  99,800         60,500             --
    Net proceeds from secured term note                   3,379,000      1,744,500             --
    Debt issuance costs paid                               (145,047)       (65,977)            --
    Payments of long-term debt                             (592,675)      (425,773)        (7,260)
    Principal payments on pre-petition bank debt
        in bankruptcy proceedings                                --             --        (23,830)
                                                        -----------    -----------    -----------

Net cash provided by (used in) financing activities
                                                          2,904,735      1,586,936        (31,090)
                                                        -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents
                                                          1,131,527       (165,854)      (297,170)

Cash and cash equivalents at beginning of year              205,998        371,852        669,022
                                                        -----------    -----------    -----------

Cash and cash equivalents at end of year                $ 1,337,525    $   205,998    $   371,852
                                                        -----------    -----------    -----------


Cash paid during the year for:
    Interest                                            $   421,038    $   551,667    $     3,126
                                                        -----------    -----------    -----------
    Taxes                                               $        --    $        --    $    27,593
                                                        -----------    -----------    -----------


Supplemental disclosure of non-cash investing and financing activities:


           See Notes 5, 6, 7, 8 and 12 for non-cash investing and financing activities.


                   See accompanying notes to consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description of Business and Summary of Accounting Principles
         ------------------------------------------------------------

         Description of Business and Concentrations

         eLEC Communications Corp. ("eLEC" or the "Company") is a full-service telecommunications company that focuses on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry (wireline telecommunication) services and by utilizing high-speed internet connections to provide broadband voice telephony (IP telecommunication services). The Company offers small and medium-sized businesses and residential customers an integrated set of telecommunications products and services, including local exchange, local access, and domestic and international long distance telephone.

         The principal focus of the Company, as a communications provider, is to resell and provide low-cost alternative telecommunication services and other bundled services, focusing on small business users and residential customers. With the development of the IP telecommunications services business, the Company is shifting its focus towards providing broadband telephone services to other service providers.

         Principles of Consolidation

         The  consolidated  financial  statements  include  the  accounts of the
         Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions. Investments in less than 20% owned companies that do not have readily determinable fair values were carried at cost prior to their disposition.

         Investment Securities

         The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investment securities be classified as trading, held-to-maturity or available-for-sale. Investment securities at November 30, 2006 and 2005 consisted of equity securities classified as available-for-sale and are carried at fair value with unrealized gains or losses reported in a separate component of shareholders' equity.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Computer software developed or obtained for internal use were included in property and equipment at November 30, 2006 and 2005 and were carried at $705,220 and $508,000, respectively, net of accumulated depreciation of $158,917 and $39,275, respectively, at November 30, 2006 and 2005. Amortization expense was $119,642, $39,275 and $0, respectively, for the years ended November 30, 2006, 2005 and 2004.

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

         Revenue Recognition

         Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services. Revenues for carrier interconnection and access are recognized in the period in which the service is provided. Deferred revenue represents the unearned portion of telephone service plans that are billed a month in advance.

         Collectibility of Accounts Receivable

         Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers and generally does not require collateral. During fiscal years ended November 30, 2006, 2005 and 2004, the Company accepted most new customers and extended initial credit based upon credit scored lists and payment history of telephone bills, when available. Once a customer is billed for services, the Company actively manages the accounts receivable to minimize credit risk. Approximately $46,000 and $93,000 as of November 30, 2006 and 2005 represented net amounts due (after allowance for doubtful collection) from entities in the telecommunications industry related to carrier interconnection and access.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Collectibility of Accounts Receivable (Continued)

         In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer's service and provides an allowance for the related amount receivable from the customer. The Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices, customer satisfaction claims and pricing discrepancies. However, depending on how such potential issues are resolved, or if the financial condition of any of the Company's customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. As of November 30, 2006 and 2005, the Company had no individual customer that constituted more than 10% of its accounts receivable. For the years ended November 30, 2006, 2005 and 2004, no individual customer accounted for more than 10% of the Company's revenues.

         Deferred Finance Costs

         Deferred finance costs represent fees paid to third parties that provided services in connection with securing financing and are amortized over the loan term. Management believes they will be successful in obtaining a waiver with its lender to sustain the long-term nature of its debt (see Note 8), and has determined that the associated deferred finance charges should not be written off. Accordingly, since the entire amount of the debt is classified as current, the related deferred finance costs are classified as a current asset.

         Earnings (Loss) Per Share

         Basic  earnings  (loss) per share is computed  by  dividing  net income
         (loss) by the weighted-average number of shares outstanding. To the extent that stock option warrants and convertible securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. Diluted earnings per share includes the dilutive effect of stock options and warrants. Approximately 1,130,000 of the Company's stock options and warrants were excluded from the 2004 calculation of the diluted earnings per share because the exercise price of the stock options and warrants were greater than the average price of the common shares, and, therefore, their inclusion would have been anti-dilutive. For 2006 and 2005, the Company excluded from its loss per share calculations all dilutive securities because their effect on loss per share was anti-dilutive.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Impairment of Long-Lived Assets

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values. For the year ended November 30, 2006, the Company's IP telecommunications services business incurred significant operating and cash flow losses. Combined with a previous history of such losses, as of November 30, 2006, the Company evaluated whether the carrying amount of the long-lived assets of this business were recoverable. The Company had recently received an offer for this business from a third party for an amount substantially in excess of the carrying value of the long-lived assets, and accordingly, the Company determined that such assets were not impaired. In addition, the Company had entered into a contract to sell its wireline telecommunications business (see Note 20). The contract selling price would result in a book gain, if the sale is consummated, and accordingly, the Company has determined that such assets were not impaired.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Accounting for Derivative Instruments

         The Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At November 30, 2006 and 2005, the Company did not have any derivative instruments that were designated as hedges.

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

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Stock Compensation Plan

         The Company issues stock options to its employees, outside directors and consultants pursuant to stockholder approved and non-approved stock option programs.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS 123R is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grand date fair value of those awards. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in fiscal 2006, the Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the "modified prospective" method and have not restated prior financial statements. For the year ended
         November 30, 2006, the Company recorded approximately $189,000 in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. As of November 30, 2006, there was approximately $227,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Prior to fiscal 2006, the Company accounted for its stock option awards under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation," an interpretation of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures for the years ended November 30, 2005 and 2004 of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS 123."

         The Company's 1995 Stock Option Plan (the "1995 Plan") provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the Plan, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affilitate"), 110% of the market price on the date of grant. As of November 30, 2006, approximately 440,000 option shares were unissued and will not be available for future issuance, as the plan can no longer be used for option grants.

         The Company's 2004 Equity Incentive Plan (the "Incentive Plan") provides for the grant of up to 1,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock. Under the Incentive Plan, incentive stock options may be granted at no less than the fair market value of the Company's stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock ("an Affiliate"), 110% of the market price on the date of grant. As of November 30, 2006, approximately 292,000 option shares remain unissued and are available for future issuance.

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

         For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2005 and 2004, respectively: annual dividends of $-0- for both years, expected volatility of 152% and 158%, risk-free interest rate of 4.3% and 3.1%, and expected life of five years for all grants. The weighted-average fair value of stock options granted in 2005 and 2004 was $.31 and $.21, respectively.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Stock Compensation Plan (Continued)

         Under the above model, the total value of stock options granted in 2005 and 2004 was approximately $503,000 and $466,000, respectively, which would be amortized ratably on a pro forma basis over the related vesting periods, which range from immediate vesting to five years. Had compensation cost been determined based upon the fair value of the stock options at grant date for all awards, the Company's net income
         (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                 2005          2004
                                                             -----------    ----------
         Net income (loss):
            As reported                                      $(2,265,795)   $  170,253
            Stock-based compensation cost, net of
              related tax effects,  that would have been
              included in the determination of net
              income in the fair value based method
              has been applied to all awards                     356,533       279,145
                                                             -----------    ----------
         Pro forma net income (loss)                         $(2,622,328)   $ (108,892)
                                                             -----------    ----------

         Basic earnings (loss) per share:
              As reported                                    $      (.14)   $      .01
              Pro forma                                      $      (.16)   $     (.01)

         Diluted earnings (loss) per share:
              As reported                                    $      (.14)   $      .01
              Pro forma                                      $      (.16)   $     (.01)

            Stock-based employee compensation cost, net of
              related tax effects, included in the
              determination of net income as reported        $        --    $       --
                                                             -----------    ----------

         Segment Reporting

         The Company has utilized the management approach as defined by Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") to determine if the Company has reportable operating segments. Based on this evaluation, the Company is organized into two operating segments:
         1) Wireline Telecommunication Services and 2) IP Telecommunication Services. Each segment is organized and managed separately to make key decisions such as sales/marketing and product development. Ultimately, the chief operating decision maker evaluates and makes decisions based on the financial information available about these two segments. The chief operating decision maker for the Company is the chief executive officer.

         Reclassifications and Corrections

         Certain 2005 and 2004 items have been reclassified to conform to the 2006 presentation. The statement of cash flows for the year ended
         November 30, 2005 has been corrected for the classification of amortization of debt discounts in the amount of $424,242. Such amortization was originally classified in financing activities instead of in operating activities. The effect was that previously reported cash flows used by operating activities of $(2,165,460) has been corrected to reflect cash flows used by operating activities of $(1,741,218) and previously reported cash flows provided by financing activities of $2,011,178 has been corrected to reflect cash flows provided by financing activities of $1,586,936. There was no effect on net loss or on loss per share.

         Recent Accounting Pronouncements

         In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements." The guidance in this staff position addresses an issuer's accounting for registration payment arrangements and shall be effective for
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Recent Accounting Pronouncements  (Continued)

         financial statements issued for fiscal years beginning after December 15, 2006, and interim periods with those fiscal years. Management is assessing the impact on the Company's financial condition and results of operations.

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No.
         88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures About Pensions and Other Postretirement Benefits (revised 2003"" (SFAS No. 132R). This Statement requires companies to recognize as asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ended after December 15, 2008. Management is assessing the impact on the Company's financial condition and results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin 108("SAB 108"), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

         In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

         In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement ("SFAS") No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the effect of adopting FIN 48 and does not expect it to have a material effect of the Company's consolidated financial statements.

         In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

1.       Description   of  Business   and  Summary  of   Accounting   Principles
         -----------------------------------------------------------------------
         (Continued)
         -----------

         Recent Accounting Pronouncements (Continued)

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting
         Changes in Interim Financial Statements." APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS 154 requires retrospective application of the change to prior periods' financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board ("IASB"). The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a significant impact on the Company' consolidated financial position or results of operations.

2.       Going Concern Matters and Realization of Assets
         -----------------------------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and has negative working capital and a stockholders' equity deficiency. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and is currently in default of its financing agreement with its principal lender (Note 8). The Company expects its operating losses and cash deficits from operations to continue through fiscal 2007.

         Based on its current business plans, the Company believes that its existing cash resources will only be sufficient to fund its operating losses, capital expenditures, lease and debt payments and working capital requirements through a portion of the second quarter of fiscal 2007. As a result, the Company will need to raise additional cash through  some  combination  of  borrowings,  sale  of  equity  or  debt
         securities   or  sale  of   assets  to  enable  it  to  meet  its  cash
         requirements.

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

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004


2.       Going Concern Matters and Realization of Assets (Continued)
         -----------------------------------------------------------

         Management's plans include (1) evaluating offers to sell part or all of its wireline subscriber base and plans to use the proceeds to reduce its debt payments, (2) seeking additional financing to purchase target businesses that are generating positive cash flow, and (3) seeking additional financing to continue operations as a broadband voice carrier and increasing its sales channels and sales staff so its broadband voice facilities are more fully utilized.

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

3.       Investment  and Other Securities
         --------------------------------

                                                                Fair        Unrealized
                                                 Cost          Value       Holding Loss
                                             ------------   ------------   ------------
         At November 30, 2006:

            Equity securities, included in
              other assets                   $     13,470   $      4,368   ($     9,102)
                                             ------------   ------------   ------------

         At November 30, 2005

           Equity securities, included in
             other assets                    $      9,469   $      2,050   ($     7,419)
                                             ------------   ------------   ------------

         The Company exercised its warrant, which was not publicly traded, to purchase 95,238 shares of Talk America Holding, Inc. ("Talk") at $6.30 per share, in August 2005, the Company sold the warrant, recognizing a gain of approximately $218,000. As of November 30, 2005, the gain is included in the Consolidated Statements of Operations under the caption, "Gain on sale of investment securities and other investments."

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

         During the years ended November 30, 2005 and 2004, the Company sold 82,080 and 2,000 shares of Cordia stock, resulting in gains of $159,776 and $770. At November 30, 2006 and 2005, the Company held 100 and 81,180 shares of Cordia.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

5.       Property, Plant and Equipment
         -----------------------------

                                                2006         2005
                                             ----------   ----------

         Machinery and equipment             $  447,612   $   82,605
         Computer equipment and software      1,010,276      903,532
         Furniture and fixtures                  90,452       90,452
                                             ----------   ----------
                                              1,548,340    1,076,589
         Less accumulated depreciation and
           amortization                         645,059      482,778
                                             ----------   ----------

                                             $  903,281   $  593,811
                                             ----------   ----------

6.       Deferred Finance Costs
         ----------------------

                                                2006         2005
                                             ----------   ----------

           Gross asset                       $1,494,775   $  676,342
           Less accumulated amortization        481,834      133,449
                                             ----------   ----------

                                             $1,012,941   $  542,893
                                             ----------   ----------

         Amortization expense of deferred finance costs for the years ended November 30, 2006, 2005 and 2004 was $384,697, $133,448 and $0.

         Future amortization of deferred finance costs are as follows:

                   Years ended November 30,
                   ------------------------

                             2007                        $  638,016
                             2008                           338,660
                             2009                            36,265
                                                         ----------

                                                         $1,012,941
                                                         ----------

7.       Short-Term Borrowings
         ---------------------

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

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

8.       Long-Term Debt and Capital Lease Obligations
         --------------------------------------------

         The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2006 and 2005:

                                                               November 30
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------

         Term note dated February 8, 2005               $1,006,799   $  695,651
         Term note dated November 30, 2005               1,205,408      907,266
         Term note dated May 31, 2006                    1,057,618
         Capital lease obligations                         292,789       95,565
                                                        ----------   ----------
                Total                                    3,562,614    1,698,482
         Less current portion                            3,347,707       43,891
                                                        ----------   ----------
         Long-term debt and capital lease obligations   $  214,907   $1,654,591
                                                        ----------   ----------

         Payments of long-term debt and capital lease obligations are scheduled as follows:


                                          Term     Capital Lease
                                          Notes     Obligations     Total

                2007                   $2,114,616   $  120,702   $2,235,318
                2008                    2,855,846       80,013    2,935,859
                2009                      437,846       77,808      515,654
                2010                           --       66,198       66,198
                2011                           --       51,187       51,187
                                       ----------   ----------   ----------
                                        5,408,308      395,908    5,804,216

         Less amount representing
            interest                    2,138,483      103,119    2,241,602
                                       ----------   ----------   ----------

         Principal portion of future
         payments                       3,269,825      292,789    3,562,614

         Less current portion           3,269,825       77,882    3,347,707
                                       ----------   ----------   ----------

         Long-term portion             $       --   $  214,907   $  214,907
                                       ----------   ----------   ----------

         On February 8, 2005, the Company entered into a secured financing arrangement with a lender. The financing consisted of a $2 million secured convertible term note (the "February 2005 Financing") that, as modified, matures on February 8, 2008. The note was amended on May 31, 2006 and is no longer convertible (see below).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

8.       Long-Term Debt and Capital Lease Obligations (Continued)
         --------------------------------------------------------

         In connection with this financing, the Company issued the lender warrants to purchase up to 793,650 shares of common stock. The warrants are exercisable through February 8, 2012 as follows: 264,550 shares at $0.72 per share; 264,550 shares at $0.79 per share; and the balance at $0.95 per share. The underlying contracts provide for a potential cash settlement and accordingly, the warrants were classified as debt. The Company initially recorded discounts aggregating approximately $1,316,000, of which, approximately $504,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 3.1%, volatility of 158%, zero dividends and expected term of seven years; approximately $706,000 represented the beneficial conversion feature inherent in the instrument; and approximately $106,000 represented debt issue costs paid to the lender. Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the convertible note was the prime rate plus 3%, as a result of the aforementioned discounts, the effective interest rate of the note, as modified, approximated 38% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $367,000, including warrants to purchase up to 253,968 shares of common stock. These warrants were valued at $150,000 using the Black-Scholes method using the same assumptions described above and are included in equity. These warrants are exercisable through February 8, 2009 at $.63 per share.

         On November 30, 2005, the Company entered into a second financing arrangement with the lender (the "November 2005 Financing"). This financing consisted of a $2 million secured convertible term note that matures on November 30, 2008. The note was amended on May 31, 2006 and is no longer convertible (see below). The proceeds of the financing were held in escrow, and received by the Company on December 1, 2005.

         In connection with this financing, the Company issued the lender warrants to purchase up to 1,683,928 shares of the Company's common stock. The warrants are exercisable at $.10 per share through November 30, 2020. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt. The Company initially recorded discounts aggregating approximately
         $1,093,000, of which, approximately $740,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 4.3%, volatility of 152%, zero dividends and expected term of fifteen years; approximately $268,000 represented the beneficial conversion feature inherent in the instrument; and approximately $85,000 represented debt issue costs paid to the lender. Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate of the note amounted to approximately 47% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $273,000, including warrants to purchase up to 262,296 shares of common stock. These warrants were valued at approximately $99,000 using the Black-Scholes method using the same assumptions described above and are included in equity. These warrants are exercisable through November 30, 2009 at $.61 per share. The warrant liability will be adjusted at each future reporting date to fair market value (see discussion of the amendment to this Note below).

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

8.       Long-Term Debt and Capital Lease Obligations (Continued)
         --------------------------------------------------------

         On May 31, 2006, the Company entered into a third financing arrangement with the lender (the "May 2006 Financing"). This financing consisted of a secured term note up to a maximum principal amount of $1,700,000 (the "Note"), an amended and restated secured term note that amended and restated the February 2005 Financing ("Amended Note 1"), an amended and restated secured term note that amended and restated the November 30, 2005 Financing ("Amended Note 2") and a common stock purchase warrant (the "Warrant") that entitles Laurus to purchase up to 3,359,856 shares of the Company's common stock, par value $.10 per share. The Warrant grants the lender the right to purchase for cash up to 3,359,856 shares of common stock at an exercise price of $0.10 per share. The Warrant expires on May 31, 2020. If the Company repays the Note in full prior to May 31, 2007 plus an additional amount of $100,000, the number of shares originally issuable upon exercise of the Warrant will be reduced by 1,175,950 shares, and the maximum number of shares that may be purchased upon exercise of the Warrant is reduced to 2,183,906 shares. The Warrant does not contain registration rights and requires the lender to limit the sale on any trading day of any shares of common stock issued upon the exercise of the Warrant to a maximum of ten percent (10%) of the aggregate number of shares of common stock traded on such trading day. The value of the Warrant was $1,173,762 determined using the Black-Scholes method with an interest rate of 4.8%, volatility of 152%, zero dividends and expected term of fourteen years, and the cost has been allocated as described below. The Warrant provides for a potential cash settlement, and accordingly, is classified as debt.

         The warrant liability for all of the above warrants which have been classified as debt are adjusted to fair market value at each reporting date.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

8.       Long-Term Debt and Capital Lease Obligations (Continued)
         --------------------------------------------------------

         The Company received $650,000 of the principal amount of the Note on June 2, 2006 and $1,050,000 on November 14, 2006, after certain operating milestones were met. Had the Company not met the operating milestones, the Company could not have access to the funds and such funds were kept in a restricted account not controlled by the Company. Accordingly, the Company did not record an obligation until November 14, 2006. The Note requires interest payments at prime plus 2% on the first day of each month during the term of the Note, except that the Company was not required to make interest payments on the $1,050,000 portion of the Note until the principal proceeds were received on November 14, 2006. At such time an interest payment was made of $49,423, and the Company received interest income of $23,501, which represented the interest income earned on the $1,050,000 balance that was deposited in a restricted cash account from the time period of June 2, 2006 to November 14, 2006. Principal payments of $60,954 are due on a monthly basis beginning June 1, 2007 until May 31, 2009, when a final payment of $237,097 is due.

         The Company has accounted for this as two separate borrowings, one for $650,000 borrowing and one for the $1,050,000 borrowing. The value of the Warrant allocated to the May 2006 Financing ($650,000 principal component) amounted to $586,881 and is accounted for as a debt discount. Debt issue costs paid to the lender amounted to $59,400. These discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the $650,000 component of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate of the $650,000 note is approximately 185% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $244,000, including warrants to purchase up to 548,571 shares of common stock. These warrants were valued at approximately $108,000 using the Black-Scholes method using the same assumptions described above and are included in equity. 148,571 of the shares can be purchased at $.35, until May 31, 2010, and 400,000 shares can be purchased at $.21 until November 15, 2010. The $1,050,000 borrowing is at prime plus 2%. The prime rate was 8 1/4% at November 30, 2006.

         The principal amendments to the February 8, 2005 note effected in Amended Note 1 on May 31, 2006 were the elimination of the conversion features that permitted the conversion of unpaid principal and interest on the February 8, 2005 note into shares of Company common stock and the reduction in the interest rate payable on the outstanding principal amount of the February 8, 2005 note from the "prime rate" plus three percent (3%) to the "prime rate" plus two percent (2%). The remaining principal and interest payments on this note, in monthly amounts of $60,606 plus interest, are no longer convertible. Any unpaid principal balance at the maturity date of February 8, 2008 is payable at that time.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

8.       Long-Term Debt and Capital Lease Obligations (Continued)
         --------------------------------------------------------

         The principal amendment to the November 30, 2005 note effected in Amended Note 2 on May 31, 2006 was the elimination of the conversion features that permitted the conversion of unpaid principal and interest on the November 30, 2005 note into shares of Company common stock. The remaining principal and interest payments on this note, monthly amounts of $33,333 plus interest, are no longer convertible. The interest rate is the "prime rate" plus two percent (2%). Any unpaid principal balance at the maturity date of November 30, 2008 is payable at that time.

         The amendments to Amended Note 1 and Amended Note 2 (the "Amendments") were accounted for as modifications of debt instruments. Consequently, the unamortized beneficial conversion features (approximately $535,000 at May 31, 2006) arising from the original issuance of the February 2005 Financing and the November 2005 Financing were reversed to paid-in capital on May 31, 2006. The value of the Warrant allocated to the Amendments was $586,881 and the Company recorded a deferred finance cost for such amount. The deferred finance cost is being amortized over the life of the related indebtedness.

         The Company did not make the scheduled monthly principal payments to the lender under the terms of Amended Note 1 and Amended Note 2 of approximately $93,000 that were due on October 1, 2006. The lender issued a waiver for non-payment and changed the due date of the $93,000 to the final maturity date of the notes. The Company has not made principal payments due to the lender for Amended Note 1 due on or after December 1, 2006 or for Amended Note 2 that were due on and after November 1, 2006. The Company is in the process of negotiating a principal deferral of nine months for Amended Note 2 and a principal deferral for payments on Amended Note 1 until the time that the Company sells its CLEC operations in accordance with the agreement it signed on December 14, 2006 (see Note 19). The Company has not executed a signed document with the lender regarding this deferral. The Company remains in default with its lender for late principal payments and for other items, such as late payment of taxes, and has recorded default interest of $42,733 in accordance with its lending agreement. The Company plans to cure the default and negotiate a waiver with its lender in conjunction with the sale of its CLEC subsidiaries, although there can be no assurance that this will be consummated. Because of the existence of a default, the debt may become callable and it is classified as a current liability as of November 30, 2006.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

8.       Long-Term Debt and Capital Lease Obligations (Continued)
         --------------------------------------------------------

         The Company determined, in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that the warrants issued to the lender in the February 2005, November 2005 and May 2006 Financings represented derivatives. Accordingly, the Company recorded the fair value of these derivatives as a debt discount and a liability on its consolidated balance sheet. The discounts are being amortized to interest expense using the "Effective Interest Method" of amortization over the term of the related indebtedness. At November 30, 2006, the value of the derivatives was decreased by $990,107 to the then current fair value of $1,251,182 with a corresponding credit to other income. At November 30, 2005, the value of the derivatives was decreased by $176,657 to the then current fair value of $1,067,526, with a corresponding credit to other income. The Company will continue to mark these derivatives to market.

         In connection with the financings, the Company has agreed, so long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company's business incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party's obligations.

         To secure the payment of all obligations to the lender, including warrants, the Company entered into a Master Security Agreement that assigns and grants to the lender a continuing security interest and first lien on all of the assets of the Company and its subsidiaries. In the event the Company or any of its subsidiaries wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, the lender has agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

9.       Income Taxes
         ------------

         At November 30, 2005, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $25,400,000 expiring in the years 2008 through 2026. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,200,000 of such net operating loss carryfowards under the provisions of Internal Revenue Code Section 382.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

9.       Income Taxes (Continued)
         ------------------------

         At November 30, 2006, the Company's net operating loss carryforwards are scheduled to expire as follows:

                   Year ended November 30
                   ----------------------

                            2008                   $ 1,110,000
                            2009                     1,050,000
                            2010                     1,000,000
                            2012                     3,100,000
                            2018                     2,710,000
                            2019                     2,510,000
                            2020                     2,350,000
                            2021                     5,850,000
                            2022                       770,000
                            2024                       450,000
                            2025                     2,100,000
                            2026                     2,400,000
                                                   -----------

                                                   $25,400,000
                                                   -----------

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of November 30, 2006 and 2005 were as follows:

                                                   2006           2005
                                               -----------    -----------

         Deferred tax assets:
            Net operating loss carryforwards   $ 8,636,000    $ 7,820,000
            Allowance for doubtful accounts         80,000         80,000
            Stock based compensation                64,000             --
            Other                                   76,000             --
                                               -----------    -----------
                                                 8,856,000      7,900,000
         Valuation allowance                    (8,856,000)    (7,900,000)
                                               -----------    -----------

         Net deferred assets                   $        --    $        --
                                               -----------    -----------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

9.       Income Taxes (Continued)
         ------------------------

         The following is a reconciliation of the tax provisions for the three years ended November 30, 2006, 2005 and 2004 with the statutory Federal income tax rates:

                                                         Percentage of Pre-Tax Income
                                                         ----------------------------
                                                          2006       2005       2004
                                                         ------     ------     ------
         Statutory Federal income tax rate                (34.0)%    (34.0)%     34.0%

         Income (loss) generating no tax benefit or
           expense                                         36.1       28.8      (34.0)

         State taxes net of Federal effect                   --         --       15.3

         Reversal of accrual for prior year items            --         --      (33.3)

         Permanent differences                             (2.1)       5.2         --
                                                         ------     ------     ------

                                                             --         --      (18.0)%
                                                         ------     ------     ------

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

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

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

11.      Pension Plans
         -------------

         The Company sponsors a defined benefit plan covering one active employee and a number of former employers. The Company's funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets consist primarily of investments in conservative equity and debt securities. The Company uses a November 30 measurement date for its pension plan.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

11.      Pension Plans (Continued)
         -------------------------

         Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.

         Obligations and Funded Status at November 30:

         Pension Benefits                                    2006        2005
                                                          ---------   ---------

         Change in benefit obligation:
              Benefit obligation at beginning of year     $(961,536)  $(867,026)
              Interest cost                                 (60,362)    (58,435)
              Actuarial loss                                (30,401)    (99,785)
              Benefits paid                                  52,306      63,710
                                                          ---------   ---------

              Benefit obligation at end of year           $(999,993)  $(961,536)
                                                          ---------   ---------

         Change in plan assets:
              Fair value of plan assets at beginning of
               year                                       $ 634,743   $ 580,073
              Actuarial return on plan assets                54,154      48,380
              Employer contribution                         111,500      70,000
              Asset gain or loss deferred                    (3,496)         --
              Benefits paid                                 (52,306)    (63,710)
                                                          ---------   ---------

              Fair value of plan assets at end of year    $ 744,595   $ 634,743
                                                          ---------   ---------

                                         2006         2005         2004
                                      ---------    ---------    ---------

         Funded status                $(255,398)   $(326,793)   $(286,953)
                                      ---------    ---------    ---------
              Net amount recognized   $(255,398)   $(326,793)   $(286,953)
                                      ---------    ---------    ---------

         Amounts recognized in the statement of financial position consist of:

                                         2006         2005
                                      ---------    ---------

         Accrued benefit cost         $(255,398)   $(326,793)
                                      ---------    ---------
         Net amount recognized        $(255,398)   $(326,793)
                                      ---------    ---------

         The accumulated benefit obligation for the Company's defined benefit pension plan was $999,993 and $961,536 at November 30, 2006 and 2005, respectively.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

11.      Pension Plans (Continued)
         -------------------------

         Information required for pension plan with an accumulated benefit obligation in excess of plan assets:

                                                      November 30
                                                ----------------------
                                                  2006         2005
                                                ---------    ---------

         Projected benefit obligation           $(999,993)   $(961,536)
         Accumulated benefit obligation          (999,993)   $(961,536)
         Fair value of plan assets                744,595    $ 634,743

          Components of Net Periodic Benefit Cost:

                                            2006        2005        2004
                                          --------    --------    --------

         Interest cost                    $ 60,362    $ 58,435    $ 52,125
         Expected return on plan assets    (54,154)    (45,474)    (41,930)
         Amortization of net loss           21,151      16,834      37,356
                                          --------    --------    --------

         Net periodic benefit cost        $ 27,359    $ 29,795    $ 47,551
                                          --------    --------    --------


          Assumptions

              Weighted-average   assumptions  used  to  determine  net  periodic
                benefit cost as of November 30:

                                             2006        2005        2004
                                             ----        ----        ----

         Discount rate                       6.25%       6.25%       6.25%
         Expected long-term return
           on plan assets                    8.00%       8.00%       8.00%

         The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year's experience. A rate of 8% was adopted for this purpose.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

11.      Pension Plans (Continued)

         Plan Assets

         The Company's pension plan weighted-average asset allocations at November 30, 2006 and 2005, by asset category are as follows:

                                         November 30
                                      ----------------
                                       2006      2005
                                      ------    ------

         Asset Category
            Equity securities           59.0%     56.0%
            Debt securities             36.0%     22.0%
            Other                        5.0%     22.0%
                                      ------    ------

            Total                      100.0%    100.0%
                                      ------    ------

         The current investment policy for pension plan assets is to reduce exposure to equity market risks. The current strategy for Plan assets is to invest in conservative equity and debt securities. The Plan also maintains a significant cash balance.

         Equity securities include the Company's common stock in the amounts of approximately $13,500 (1.8% of plan assets) and $25,700 (4.4% of plan assets) at November 30, 2006 and 2005.

         Cash flows - Contributions

         The Company expects to contribute approximately $50,000 to its defined benefit plan in fiscal 2007.

         Estimated Future Benefit Payments

         The following pension benefit payments are expected to be paid:

                2007                               $ 48,352
                2008                                 52,283
                2009                                 50,999
                2010                                 54,038
                2011                                 52,541
                2012-2016                           310,624
                                                   --------

                                                   $568,837
                                                   --------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

11.      Pension Plans (Continued)
         -------------------------

         Defined Contribution Plan

         The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions. There were no contributions made for the years ended November 30, 2006, 2005 and 2004.

12.      Commitments and Contingencies
         -----------------------------

         Operating Leases

         The Company leases facilities under noncancelable operating lease agreements which expire through 2008.

         Rent expense was approximately $140,000, $130,000 and $82,000 in fiscal 2006, 2005 and 2004, respectively. In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

         The minimum annual commitments under all operating leases that have remaining noncancelable terms in excess of one year are approximately as follows:

                Year ended November 30
                ----------------------

                        2007                      $ 133,000
                        2008                         90,000
                        2009                             --
                                                  ---------

                                                  $ 223,000
                                                  ---------

         Capital Lease Obligations

         The Company leases certain machinery and equipment under capital leases with lease terms through 2011. Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 11.7% to 16.6%. The capitalized cost and accumulated depreciation included in property and equipment was as follows:

                                            2006       2005
                                          --------   --------

         Cost                             $347,627   $134,563
         Accumulated depreciation           90,985     72,868
                                          --------   --------

                                          $256,642   $ 61,695
                                          --------   --------
                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

12.      Commitments and Contingencies (Continued)
         -----------------------------------------

         The future minimum lease payments under the capital lease and net present value of future minimum lease payments for the ensuing years are summarized as follows:

         Year ended November 30
         ----------------------

                  2007                                 $120,702
                  2008                                   80,013
                  2009                                   77,808
                  2010                                   66,198
                  2011                                   51,187
                                                       --------

                                                       $395,908

         Less amount representing interest              103,119
                                                       --------

         Present value of future minimum
          lease payments                               $292,789
                                                       --------

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

         Other commitments

         During the year ended  November  30,  2005,  the Company  entered  into minimum purchase agreements with certain wholesale providers of services needed for the VoIP business. The agreements require minimum fees as follows:

                    Year ended November 30
                    ----------------------

                             2007                     $ 34,000
                             2008                       13,000
                             2009                           --
                                                      --------

                                                      $ 47,000
                                                      --------

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

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

13.      Stockholders' Equity
         --------------------

         The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors.

         In November 2006, the company completed a private placement of 5,180,000 shares of its common stock, par value $0.10 per share ("Common Stock"), to accredited investors at a price of $.10 per share. The placement of shares was assisted by a broker dealer that acted as a finder (the "Finder") in the transaction and received a finder's fee consisting of 8% cash and 8% warrant coverage of the monies it raised. Of the gross proceeds of $518,000 received by the Company, the Finder raised $353,000 and the Company's management raised $165,000. The Finder received a cash fee of $28,240 and warrants to purchase 282,400 shares of Common Stock at a price of $0.12 per share. The value of the warrants received by the Finder amounted to $42,742, using the Black-Sholes method with an interest rate of 4.87%, volatility of 106%, zero dividends and expected term of four years.

         The following is a summary of outstanding options:

                                                                           Weighted-
                                                                            Average
                                            Number of    Exercise Price    Exercise
                                             Shares         Per Share        Price
                                          ------------    ------------   ------------
         Outstanding December 1, 2003        1,723,334    $.10 - $2.50   $       0.84
         Granted during year ended
              November 30, 2004              2,185,000    $.16 - $0.28   $       0.23
         Canceled during year ended
              November 30, 2004               (435,834)   $.10 - $2.25   $       1.35
                                          ------------
         Outstanding November 30, 2004       3,472,500    $.10 - $2.50   $       0.40
         Granted during year ended
              November 30, 2005              1,625,500    $.36 - $0.59   $       0.43
         Exercised/canceled during year
              ended November 30, 2005         (909,000)   $.10 - $2.50   $       0.80
                                          ------------
         Outstanding November 30, 2005       4,189,000    $.10 - $1.44   $       0.32
         Granted during year ended
              November 30, 2006                 10,000    $       0.35   $       0.35
         Exercised/canceled during year
               ended November 30, 2006        (780,500)   $.10 - $1.44   $       0.80
                                          ------------
         Outstanding November 30, 2006       3,418,500    $.10 - $0.58   $       0.28
         Options exercisable,
              November 30, 2006              2,207,833    $.10 - $0.58   $       0.26
                                          ------------
         Options exercisable,
              November 30, 2005                926,500    $.10 - $1.44   $       0.40
                                          ------------
         Options exercisable,
              November 30, 2004                937,500    $.10 - $2.50   $       0.40
                                          ------------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

13.      Stockholders' Equity (Continued)
         --------------------------------

         The  following   table   summarizes   information   about  the  options
         outstanding at November 30, 2006:

                                     Options Outstanding                Options Exercisable
                           ----------------------------------------   -----------------------
                                           Weighted-
                                           Average        Weighted-                 Weighted-
            Range of                      Remaining        Average                   Average
            Exercise          Number      Contractual     Exercise       Number     Exercise
             Prices        Outstanding    Life (Years)      Price     Outstanding     Price
        ---------------    -----------    ------------    ---------   -----------     -----
        $  .10 - $  .58      3,418,500       2.92          $  .28      2,207,833     $   .26

         On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the "Restricted Stock Award Plan"). An aggregate of 400,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during fiscal 2006, 2005 and 2004.

         As of November 30, 2006 and 2005, warrants were outstanding to purchase up to 7,434,668 and 3,393,841 shares of the Company's common stock at prices ranging from $.10 to $.95 and $.10 to $1.63, respectively. The warrants expire through November 2020.

14.      Earnings (Loss) Per Common Share
         --------------------------------

         Earnings (loss) per common share data was computed as follows:

                                                    2006            2005            2004
                                                ------------    ------------    ------------
         Net income (loss)                      $ (2,345,055)   $ (2,265,795)   $    170,253
                                                ------------    ------------    ------------

         Weighted average common
              shares outstanding                  17,338,268      16,770,789      16,254,282
         Effect of dilutive securities, stock
              options and preferred stock                 --              --         461,526
                                                ------------    ------------    ------------
         Weighted average dilutive
             common shares outstanding            17,338,268      16,770,789      16,715,808
                                                ------------    ------------    ------------

         Earnings (loss)
              per common share - basic          $       (.14)   $       (.14)   $        .01
                                                ------------    ------------    ------------
         Earnings (loss)
              per common share - diluted        $       (.14)   $       (.14)   $        .01
                                                ------------    ------------    ------------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

15.      Risks and Uncertainties
         -----------------------

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

            o The Company is in default of its financing agreement with its principal lender, and such loans may be called at any time.

            o The Company relies on the services of one small software developer for its IP telecommunication services.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

16.      Selected Quarterly Financial Information (Unaudited)
         ----------------------------------------------------

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

         The quarterly information for the fiscal year ended November 30, 2005 presented below has been restated from that originally included in Form 10-QSB filed for the respective quarters, however during the fiscal year ended November 30, 2006, the Company restated such 2005 information in its 2006 quarterly filings on form 10-Q.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

16.      Selected Quarterly Financial Information (Unaudited) (Continued)
         ----------------------------------------------------------------

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

                                  First         Second          Third          Fourth
        November 30, 2006        Quarter        Quarter        Quarter        Quarter
                               -----------    -----------    -----------    -----------
         Revenue               $ 2,496,854    $ 2,155,557    $ 1,949,040    $ 1,755,144
                               -----------    -----------    -----------    -----------
         Operating loss        $  (373,964)   $  (584,075)   $  (619,800)   $  (708,703)
                               -----------    -----------    -----------    -----------
         Net loss              $  (663,479)   $  (647,941)   $  (437,513)   $  (596,122)
                               -----------    -----------    -----------    -----------
         Net loss per share-
            basic              $      (.04)   $      (.04)   $      (.03)   $      (.03)
                               -----------    -----------    -----------    -----------
         Net loss per share-
            diluted            $      (.04)   $      (.04)   $      (.03)   $      (.03)
                               -----------    -----------    -----------    -----------

                                  First         Second          Third          Fourth
        November 30, 2005        Quarter        Quarter        Quarter        Quarter
                               -----------    -----------    -----------    -----------

         Revenue               $ 3,863,479    $ 4,815,376    $ 4,146,759    $ 3,055,189
                               -----------    -----------    -----------    -----------
         Operating loss        $  (395,729)   $(1,138,964)   $  (424,088)   $  (443,171)
                               -----------    -----------    -----------    -----------
         Net loss              $  (380,589)   $(1,235,060)   $  (257,140)   $  (393,006)
                               -----------    -----------    -----------    -----------
         Net loss per share-
            basic              $      (.02)   $      (.07)   $      (.02)   $      (.02)
                               -----------    -----------    -----------    -----------
         Net loss per share-
            diluted            $      (.02)   $      (.07)   $      (.02)   $      (.02)
                               -----------    -----------    -----------    -----------

         For the year ended November 30, 2005, the sum of the four individual quarters' earnings (loss) per share does not equal the amounts presented on the Consolidated Statements of Operations due to rounding.

17.      Accounts Payable and Accrued Expenses
         -------------------------------------

                                                                         November 30,
                                                                   -----------------------
                                                                      2006         2005
                                                                   ----------   ----------
         Trade payables                                            $1,982,888   $1,963,162
         Accrued pension liability                                    255,398      326,793
         Other, individually less than 5% of current liabilities      611,225      453,668
                                                                   ----------   ----------
                                                                   $2,849,511   $2,743,623
                                                                   ----------   ----------

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

17.      Accounts Payable and Accrued Expenses (Continued)
         -------------------------------------------------

         At November 30, 2006, the Company is disputing payment on invoices from Verizon amounting to approximately $400,000 because it believes Verizon overcharged the Company for certain calls made by the Company's customers. Although the Company is not currently required to pay the disputed amount, Verizon has initially rejected the claim. The Company has escalated the claim and has hired a firm that specializes in telecom disputes to analyze past call records, resubmit and pursue the claim. The Company cannot be certain how much, if any, of the claim will be honored. Consequently, the full amount of the disputed charges has been recorded as a liability.

18.      Business Segment Information
         ----------------------------

         The Company has two reportable business segments: Wireline Telecommunications Services and IP Telecommunications Services. The operating results of these business segments are distinguishable and are regularly reviewed by the Company's chief operating decision maker.

         The Wireline Telecommunication Services business segment resells telephone services that run over a wireline network and switching equipment provided by Verizon and Qwest Communications International Inc. The IP Telecommunications business segment provides a range of voice telephony service that run over the Internet on switching equipment that the Company owns and manages.

                                       Wireline               IP
                                   Telecommunication   Telecommunication
                                       Services            Services            Corporate            Total
                                     ------------------------------------------------------------------------

Year ended November 30, 2006:
Revenues                             $  8,153,328        $    203,267                            $  8,356,595
Operating income (loss)                   913,791          (2,021,171)       $ (1,179,162)         (2,286,542)
Depreciation and amortization              11,384             147,778             387,816             546,978
Other income and (expense)                    817             (12,102)            (47,228)            (58,513)
Expenditures for long-lived assets         34,017             437,734             854,747           1,326,498
Total assets at November 30, 2006         839,769           1,099,642           2,248,807           4,188,218

Year ended November 30, 2005:
Revenues                             $ 15,849,561        $     31,242                            $ 15,880,803
Operating loss                           (660,794)           (876,262)       $   (864,896)         (2,401,952)
Depreciation and amortization               4,694              45,539             146,144             196,377
Other income and (expense)                   (820)             (1,181)            138,158             136,157
Expenditures for long-lived assets         17,617             437,135             676,342           1,131,094
Total assets at November 30, 2005       2,963,765             689,686             731,640           4,385,091

Year ended November 30, 2004:
Revenues                             $  9,557,600                                                $  9,557,600
Operating loss                           (362,426)       $    (41,686)       $   (238,038)           (642,150)
Depreciation and amortization                 991                                  13,489              14,480
Other income and (expense)                 (4,975)                                 48,414              43,439
Expenditures for long-lived assets         11,502             170,000                  --             181,502
Total assets at November 30, 2004       2,028,291             128,614            (253,103)          1,903,802


                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

19.      Subsequent Events
         -----------------

         On December 14, 2006, the Company entered into two separate definitive purchase agreements ("Agreements") to sell the two wholly-owned subsidiaries that constitute Wireline Telecommunications Segment to Cyber Digital, Inc. ("Purchaser"), a publicly-traded shell company. The planned sales are subject to the receipt of required regulatory approvals and other closing conditions.

         Purchaser shall acquire all the outstanding shares of the CLEC subsidiaries and either pay or assume $1.3 million of outstanding debt to the Company's lender. The Company has guaranteed levels of negative working capital of the CLEC subsidiaries and indemnified the Purchaser against liabilities that would reduce working capital, as defined in the Agreements, below the agreed-upon levels. In accordance with an amendment to the Agreements, if the closing of the transaction has not occurred by April 12, 2007, the Company or the Purchaser may terminate the Agreements with no penalty to the terminating party, so long as such delay in closing the transaction is not the result of willful and material breach by the terminating party of any of its obligations under the Agreement.

         Since management did not have the authority to approve the action or commit to a plan to sell until December 14, 2006, among other reasons, discontinued operation presentation is precluded for the year ended November 30, 2006. This transaction will require the approval of the principal lender.

                   eLEC COMMUNICATIONS CORP. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

            Column A                     Column B           Column C          Column D         Column E
------------------------------------  ---------------   ---------------   ---------------   ---------------
                                                           Additions
                                         Balance at        Charged to         Accounts        Balance at
                                         Beginning         Costs and          Written           End of
           Description                   of Period          Expenses            Off             Period
------------------------------------  ---------------   ---------------   ---------------   ---------------
Year ended November 30, 2006:
   Allowance for doubtful accounts    $       258,000   $   172,000 (a)   $       200,000   $       230,000
   Valuation allowance for deferred
     tax asset                        $     7,900,000   $   956,000 (b)   $            --   $     8,856,000

Year ended November 30, 2005:
   Allowance for doubtful accounts    $       548,000   $ 3,612,000 (a)   $     3,902,000   $       258,000
   Valuation allowance for deferred
     tax asset                        $     7,280,000   $   620,000 (b)   $            --   $     7,900,000

Year ended November 30, 2004:
   Allowance for doubtful accounts    $       170,000   $ 1,049,000 (a)   $       671,000   $       548,000
   Valuation allowance for deferred
     tax asset                        $     6,700,000   $   580,000 (b)   $            --   $     7,280,000


(a)Net of recoveries

(b)There were no charges to cost and expenses as there was an equivalent increase in deferred tax assets.