Form 10-Q
period 2007-02-28
ELEC COMMUNICATIONS CORP
filed 2007-04-20
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2007.

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

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes No X

The number of outstanding shares of the Registrant’s Common Stock as of April 16, 2007 was
22,459,282.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

		Feb. 28, 2007	Nov. 30, 2006
		(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents		$ 311,353	$1,337,525
Accounts receivable, net		627,143	630,197
Prepaid expenses and other current assets		66,764	154,749
Deferred finance costs, net		864,644	1,012,941
Total current assets		1,869,904	3,135,412

Property, plant and equipment, net		899,478	903,281

Other assets		167,383	149,525
Total assets		$2,936,765	$4,188,218

Liabilities and stockholders’ equity deficiency
Current liabilities:
Current portion of long-term debt and capital lease obligations		$3,353,464	$3,347,707
Warrant liability		2,211,404	1,251,182
Accounts payable and accrued expenses		2,626,043	2,897,495
Taxes payable		548,014	559,617
Deferred Revenue		151,900	166,100
Total current liabilities		8,890,825	8,222,101

Long-term debt and capital lease obligations, less current maturities		202,405	214,907
Total liabilities		9,093,230	8,437,008

Stockholders’ equity deficiency:
Preferred stock $.10 par value, 1,000,000 shares authorized,
none issued and outstanding		-	-
Common stock $.10 par value, 50,000,000 shares authorized,
22,459,282 and 22,434,282 shares issued and outstanding in 2007 and
2006		2,245,928	2,243,428
Capital in excess of par value		27,163,323	27,071,584
Deficit		(35,555,158)	(33,554,700)
Accumulated other comprehensive loss, unrealized loss on securities		(10,558)	(9,102)
Total stockholders’ equity deficiency		(6,156,465)	(4,248,790)
Total liabilities and stockholders’ equity deficiency		$2,936,765	$4,188,218

See notes to the condensed consolidated financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2007	Feb. 28, 2006

Revenues	$1,741,123	$2,496,854

Costs and expenses:
Costs of services	1,202,749	1,419,837
Selling, general and administrative	1,139,909	1,246,680
Provision for bad debts	49,386	117,676
Depreciation and amortization	173,539	86,625
Total costs and expenses	2,565,583	2,870,818

Loss from operations	(824,460)	(373,964)

Other income (expense):
Interest expense	(226,546)	(281,385)
Change in warrant valuation	(960,222)	(22,257)
Other income	10,770	14,127
Total other income (expense)	(1,175,998)	(289,515)

Net loss	(2,000,458)	(663,479)

Other comprehensive loss - unrealized
loss on marketable securities	(1,456)	(915)

Comprehensive loss	($2,001,914)	($664,394)

Basic loss per share	($0.09)	($0.04)

Weighted average number of common shares outstanding
Basic	22,435,949	16,839,282

See notes to the condensed consolidated financial
statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2007	Feb. 28, 2006
Net cash used in operating activities:	($963,831)	($836,555)

Cash flows used in investing activities, purchase of property and
equipment	(51,500)	(122,899)

Cash flows from financing activities:
Repayment of short-term debt	-	(328,324)
Repayment of long-term debt	(10,841)	(3,230)
Proceeds from notes	-	1,753,500
Net cash (used in) provided by financing activities	(10,841)	1,421,946

Increase (decrease) in cash and cash equivalents	(1,026,172)	462,492
Cash and cash equivalents at beginning of period	1,337,525	205,998
Cash and cash equivalents at the end of period	$311,353	$668,490

See notes to the condensed consolidated financial statements.

eLEC COMMUNICATIONS CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for
Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended
February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended
November 30, 2006.

Note 2-Major Customers

During the three-month periods ended February 28, 2007 and 2006, no one customer accounted for more than 10% of revenue.

Note 3-Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 11,033,000 and 13,807,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants or, in the three month period ending February 28,
2006, the conversion of our outstanding convertible debt, were excluded from the calculation of loss per share for the three months ended February 28, 2007 and 2006, respectively, because the effect would be anti-dilutive.

Note 4-Risks and Uncertainties

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
Although we continue to build an Internet Protocol (“IP”) telephony network, and our long-term plans are dependent upon the success of out IP telephony operations, the majority of our revenues are currently derived from the resale of ILEC services. In light of the foregoing, it is possible that the loss of our relationship with the ILECs would have a severe near-term impact on our ability to conduct our business and on our ability to sell our wireline services operation, for which we have a signed agreement to sell to a third party. Our long-term plans, however, are dependent upon the success of our IP operations. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

·	The availability of additional funds to successfully pursue our business plan;
·	The acceptance of IP telephony by mainstream consumers;
·	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
·	Our ability to comply with provisions of our financing agreements;
·	The impact of changes the Federal Communications Commission or State Public Service
Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;
·	The highly competitive nature of our industry;
·	Our ability to retain key personnel;
·	Our ability to maintain adequate customer care and manage our churn rate;
·	The cooperation of incumbent carriers and industry service partners that have signed agreements with us;
·	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
·	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
·	Our ability to manage rapid growth while maintaining adequate controls and procedures;
·	Failure or interruption in our network and information systems;
·	Our inability to adapt to technological change;
·	The perceived infringement of our technology on another entity’s patents;
·	Our inability to manage customer attrition and bad debt expense;
·	Failure or bankruptcy of other telecommunications companies upon whom we rely for services and revenues;
·	Our lack of capital or borrowing capacity, and inability to generate cash flow;
·	The decrease in telecommunications prices to consumers; and
·	General economic conditions.

Note 5-Stock-Based Compensation Plans

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

“modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS
123. Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective” method and have not restated prior financial statements. For the three months ended February 28, 2007 and 2006, we recorded approximately $45,000 and $52,000, respectively, in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. As of February 28, 2007, there was approximately $183,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 6-Accounts Payable and Accrued Expenses

At February 28, 2007, we are disputing payments on invoices from Verizon amounting to approximately $537,000 because we believe Verizon overcharged us for certain calls made by our customers. Although we are not currently required to pay the disputed amount, Verizon initially rejected our claims. We have escalated many of our claims and hired a firm that specializes in telecom disputes to analyze past call records, resubmit and pursue the claims. This firm has escalated many of the claims and estimated that at a minimum $125,000 of the various claims will be honored. Consequently, we have recorded $412,000 of the disputed charges as a liability and have not recorded the $125,000 amount.

Note 7-Defined Benefit Plan

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

For each of the three-month periods ended February 28, 2007 and 2006, we recorded pension expense of $24,000. In the first fiscal period of 2007, we contributed $10,000 while in the first fiscal period 2006 we contributed $52,500 to our defined benefit plan. We expect to contribute approximately $50,000 to our defined benefit plan in fiscal 2007. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.
The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. We may make discretionary contributions.
There were no discretionary contributions made for the three months ended February 28, 2007 or
2006.

Note 8 – Principal Financing Arrangements

We have completed three financings with our principal lender and each financing requires a certain amount of monthly principal payments. We have negotiated with our principal lender a principal deferral of nine months until August 1, 2007 for one of our notes and a deferral until
June 1, 2007 on another note that we anticipate paying off if we close on the definitive purchase agreement we signed on December 14, 2006 to sell our CLEC subsidiaries. In consideration for the principal deferral, on April 16, 2007 we issued to our lender a seven-year warrant to purchase
1,200,000 shares of our common stock at a price of $0.25. We are in default with our lender for not filing this Report on a timely basis, and we anticipate that we will not be able to make the principal payments due on June 1, 2007 unless we are successful in the selling of our CLEC subsidiaries before then. Because of the default on such debt, the debt can be called immediately, and we have classified it as a current liability on our balance sheet and the related debt finance costs are shown as a current asset.

Note 9-Income Taxes

At November 30, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $25,400,000 expiring in the years 2008 through 2026. There is an annual limitation of approximately $187,000 on the utilization of approximately $2,400,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. We did not provide for a tax benefit, since it is more likely than not that any such benefit would not be realized.

Note 10 - Sale of Subsidiaries

On December 14, 2006, we entered into two separate definitive purchase agreements
(“Agreements”) to sell our two wholly-owned subsidiaries that function as competitive local exchange carriers (“CLECs”) to Cyber Digital, Inc. (“Purchaser”), a publicly-traded shell company. The planned sales are subject to the receipt of required regulatory approvals, and the
Purchaser has reported that the approvals have been issued and the written orders will be forthcoming during the first week of May 2007.

In accordance with an amendment to the Agreements, if the closing of the transaction has not occurred by May 12, 2007, the Purchaser or we may terminate the Agreements with no penalty to the terminating party, so long as such delay in closing the transaction is not the result of willful and material breach by the terminating party of any of its obligations under the Agreement.
Since the Purchaser is a shell company with no significant tangible assets that requires financing in order to complete this purchase, we are precluded from presenting these subsidiaries as discontinued operations for the quarter ended February 28, 2007. The consummation of this transaction will require the approval of our principal lender.

Note 11 - Business Segment Information

The Company has two reportable business segments: Wireline Telecommunications Services and
IP Telecommunications Services. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Wireline Telecommunication Services business segment resells telephone services that run on a wireline network provided by Verizon and Qwest. The IP Telecommunications business segment provides a range of voice telephony service that run over the Internet.

	Wireline	IP
	Telecommunication	Telecommunication
	Services	Services	Corporate	Total
Quarter ended February 28, 2007
Revenues	$1,552,233	$188,890	-	$1,741,123
Operating income (loss)	131,516	(614,831)	(341,145)	(824,460)
Depreciation and amortization	3,120	51,402	119,017	173,539
Other income and (expense)	-	(8,422)	(1,167,576)	(1,175,998)
Total assets at February 28, 2007	838,228	1,077,259	1,021,278	2,936,765

Quarter ended February 28, 2006
Revenues	$2,471,993	$24,861	-	$2,496,854
Operating income (loss)	334,744	(435,096)	(273,612)	(373,964)
Depreciation and amortization	2,011	29,657	54,957	86,625
Other income and (expense)	817	(2,282)	(288,050)	(289,515)
Total assets at February 28, 2006	1,392,624	842,504	843,500	3,078,628

Item 2. Management’s Analysis and Discussion of Financial Condition and Results of
Operations

The statements contained in this Report that are not historical facts are “forward-
looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995
with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,”
“believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-
looking statements include, without limitation those factors set forth under Note 4 – Risks and
Uncertainties.

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
We provide these services over wirelines, using leased facilities of other carriers, and over broadband services, using our own IP telephony product. IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the
Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We use proprietary softswitch technology that runs on Cisco and Dell hardware to provide broadband telephone services to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers and satellite broadband providers. Our technology enables these carriers to quickly and inexpensively offer premiere broadband telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier’s unique brand.

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
The more efficient use of network capacity results in the ability to transmit significantly higher amounts of traffic over a packet-switched network than a circuit-switched network. Packet-
switching technology enables service providers to converge traditional voice and data networks in an efficient manner by carrying voice, fax, video and data traffic over the same network. IP networks are therefore less expensive for carriers to operate, and these cost savings can be passed on to the consumer in the form of lower costs for local, long distance and international long distance telephone services.

We have created our own Linux-based IP platform and have transitioned into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network. We have signed a contract to sell our leased lines telephone business to another company, so that we can focus our resources and our energies on our broadband voice product. In addition to the cost savings we obtain from the efficient use of network capacity, we believe our network equipment costs are lower than most other carriers as our network and technology require significantly less capital expenditures than a traditional Class 5 telecom switch in a circuit-switched network, and less equipment costs than our broadband voice competitors that utilize a packet-switched network. Our proprietary softswitch provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session
Initiation Protocol (“SIP”) server suite. We control all of the features we offer to broadband voice customers, because instead of a relying on a software vendor, we write the code for any new features that we desire to offer our customers. We have no software licensing fees and our other variable network costs are expected to drop as we increase our network traffic and as we attract more pure IP telephony users with traffic that does not incur the cost of originating or terminating on a circuit- switched network.

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

Plan of Operation

Our objective is to build a profitable telephone company on a stable and scalable platform with minimal network costs. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay. We believe that to achieve our objective we need to have “cradle to grave”
automation of our back-office web and billing systems. We have written our software for maximum automation, flexibility and changeability.

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

Three Months Ended February 28, 2007 vs. Three Months Ended February 28, 2006

Our revenue for the three-month period ended February 28, 2007 decreased by approximately $756,000, or approximately 30%, to approximately $1,741,000 as compared to approximately $2,497,000 reported for the three-month period ended February 28, 2006. The reduction in revenues was directly related to the decrease in the customer base or number of local access lines served by our two CLECs, New Rochelle Telephone Corp. and Telecarrier Services
Inc. In lieu of telemarketing new CLEC customers, over the past year we used our financial resources to further build and enhance our IP telephony operations. Consequently, while our
CLEC sales declined in the first quarter of fiscal 2007 as compared to the comparative quarter of fiscal 2006, our IP telephony revenue increased by approximately $164,000 period over period.
from $25,000 in the first quarter of fiscal 2006 to $189,000 in the first quarter of fiscal 2007. We anticipate that our CLECs will be divested to a third-party purchaser during the second quarter of fiscal 2007 and that future revenues will be derived from IP telephony only.

The roll-out of our broadband voice product has taken significantly longer than we anticipated. We believe a key reason for the delay was the extensive effort required for us to become a customized wholesale service provider. Because of the intense competition on the retail level and the high marketing costs that broadband voice providers have incurred to acquire a subscriber, we decided that we should not compete in the retail arena. Our goal is to obtain 500 customers that will private label and resell our broadband voice services to their customer base.
We target cable operators that already are providing broadband Internet services, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. We anticipate that our wholesale customers will be able to obtain an average of at least 1,000 broadband voice end-users. We believe our approach, in which we are seeking at least 500 customers that we will manage, and a total of at least 500,000 end users, which our customers will manage, will provide us with the quickest and least expensive way to leverage our technology. Under our approach, we will avoid the expensive customer acquisition costs that other broadband voice carriers are experiencing as they try to find a broadband end-user to try their product. Instead of incurring these costs our self, our customer, which should be able to incur a reduced marketing expense because it has an imbedded customer base already buying broadband service, will incur them. We believe we can empower small and medium-sized broadband providers with the ability to take customers away from the traditional telephone companies.

Our IP telephony facilities have significant unused capacity and we have begun to attract other types of customers to utilize our facilities. For example, we are actively pursuing both buyers and sellers of international cell phone termination minutes. We have sales personnel who have previously worked in these markets, and by targeting cell phone termination we are able to realize a higher per minute billing rate and profit, than we would realize on a wireline.

Our gross profit for the three-month period ended February 28, 2007 decreased by approximately $539,000 to approximately $538,000 from approximately $1,077,000 reported in the three-month period ended February 28, 2006. During the same fiscal periods, our gross profit percentage decreased to 30.9% from 43.1%. The decrease in our gross profit resulted primarily from the decrease in the size of our customer base in first quarter of fiscal 2007 relative to the first quarter of fiscal 2006. The decrease in our gross profit percentage during the 2007 period resulted from the higher cost of services that we are now incurring under our wholesale services agreement with Verizon and the higher IP network costs we are now incurring due to the low utilization rate of our IP facilities. While it is difficult for us to predict the gross margins we will achieve on our IP lines because we are offering a variety of wholesale products and our gross margin will be impacted by the product mix, based on current pricing, we anticipate that when we have a sufficient quantity of subscribers, mature wholesale accounts will generate a gross margin of approximately 25% to 40%.

Selling, general and administrative expenses decreased by approximately $107,000, or approximately 9%, to approximately $1,140,000 for the three-month period ended February 28,
2007 from approximately $1,247,000 reported in the same prior year fiscal period. Our salary cost decreased by approximately $115,000 in the first quarter of 2007 over the same period last year.

Our bad debt expense decreased by approximately $69,000, or approximately 58%, to approximately $49,000 for the three months ended February 28, 2006 from approximately
$118,000 reported in the prior fiscal period. This decrease was related to the reduction in the number of customers we had during the 2007 period and the fact that the remaining customers represent a mature base that has consistently paid their bills.

Depreciation and amortization expense increased by approximately $87,000 for the three months ended February 28, 2007 to approximately $174,000 as compared to approximately
$87,000 for the same period in fiscal 2006. Approximately $66,000 of the increase was for deferred financing costs related to our financing agreements and approximately $21,000 related to our VoIP platform.

Interest expense decreased by approximately $55,000 to approximately $227,000 for the three months ended February 28, 2007 as compared to approximately $281,000 for the three months period ended February 28, 2006. The decrease is due to lower effective borrowing rates in the 2007 quarter and the reversal of an accrual for default interest of approximately $42,000 that our lender has notified us that we will not have to pay. The cash payment portion of the
$227,000 in interest expense amounted to approximately $129,000. The remaining balance represented the accretion of a debt discount using the effective interest method over the term of the related debt.

Other income decreased by approximately $3,000, to approximately $11,000 for the three months ended February 28, 2007 as compared to approximately $14,000 for the three months ended February 28, 2006. The decrease resulted from a reduction in commission income.

Warrant expense for the three months ended February 28, 2007, amounted to approximately $960,000 due to the significant increase in the market value of our common stock between the period of November 30, 2006 to February 28, 2007, as compared to the expense of approximately $22,000 for the same period in fiscal 2006.

Liquidity and Capital Resources

At February 28, 2007, we had cash and cash equivalents of approximately $311,000 and negative working capital of approximately $7,021,000.

Net cash used in operating activities aggregated approximately $964,000 and $837,000 in the three-month periods ended February 28, 2007 and 2006, respectively. The principal use of cash in fiscal 2007 was the loss for the period of approximately $2,000,000 which was partially offset by a non-cash mark to market warrant adjustment of $960,000. The principal use of cash in fiscal 2006 was the loss for the period of $664,000.

Net cash used in investing activities in the three-month periods ended February 28, 2007 and 2006 aggregated approximately $52,000 and $123,000, respectively, resulting primarily from expenditures related to our VoIP initiative.

Net cash (used in) provided by financing activities aggregated approximately ($11,000)
and $1,422,000 in the three-month periods ended February 28, 2007 and 2006, respectively. In fiscal 2007, net cash used in financing activities was the repayment of long-term lease obligations. In fiscal 2006, net cash provided by financing activities resulted from the proceeds of long-term notes of approximately $1,753,500, which was partially offset by the repayment of short-term debt of approximately $328,000.

For the three months ended February 28, 2007, we had approximately $52,000 in capital expenditures primarily related to our IP telephony business. We expect to make equipment purchases of approximately $50,000 to $100,000 in the second fiscal quarter of 2007. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-
out of VoIP services and will only be required to support a growing customer base of IP telephony subscribers.

Subsequent to February 28, 2007, we have negotiated with our primary lender a principal deferral of nine months for one of our notes and a deferral until June 1, 2007 on another note that we anticipate paying off if we close on the definitive purchase agreement we signed on
December 14, 2006 to sell our CLEC subsidiaries. In consideration for the principal deferral, on
April 16, 2007 we issued to our lender a seven-year warrant to purchase 1,200,000 shares of our common stock at a price of $0.25. We are in default with our lender for not filing this Report on a timely basis, and we anticipate that we will not be able to make the principal payments due on
June 1, 2007 unless we are successful in selling of our CLEC subsidiaries before then. Because of the default on such debt, the debt can be called immediately, and we have classified it as a current liability on our balance sheet and the related debt finance costs are shown as a current asset. If our lender accelerates such debt, we will not be able to satisfy such indebtedness in full, which inability would adversely affect our ability to continue operating as a going concern.

The report of our independent registered public accounting firm on our 2006 financial statements indicates there is substantial doubt about our ability to continue as a going concern.
Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe our current cash resources will not be sufficient to finance our operations. Accordingly, we have engaged a placement agent to raise us up to $1.5 million in equity to support our operating losses. There can be no assurance that such financing will be sufficient to get us to a break-even level, or that the agent will be able to raise the full amount. Our failure to generate sufficient revenues and raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our outstanding debt is primarily under three borrowing arrangements with one lender and such borrowings are at the rate of 2% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of conversion features, warrant issuances and lender discounts, the effective rate of interest has been calculated at rates of approximately 38% on our February 2005 financing, 47% on our
November 2005 financing, and 185% on the $650,000 portion of our May 2006 financing.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2006 audit, our management became aware of an inadequately designed accounting system as it pertains to our VoX subsidiary. As reported in fiscal 2006 and 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. Management believes the lack of qualified personnel, in the aggregate, and the inadequately designed accounting system, are both a material weakness in our internal control over financial reporting. We have updated and enhanced our internal reporting at VoX and we will continue to evaluate the number of accounting employees we utilize, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

We also are evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation)
required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In connection with our year-end
November 30, 2006 and 2005 audits, we identified the following control deficiencies and issues with our internal controls over financial reporting that we believe amount in the aggregate to a significant deficiency in our internal controls over financial reporting:

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

Due to the complex nature and changing regulations
regarding telecom taxes, we do not always calculate and remit the appropriate amount of taxes due. We are challenging taxes that one state claims are owed to it. At least some of the taxes are due because of the improper calculation of taxes that should have been billed to and collected from our wireline telephone
customers in one particular state.

eLEC COMMUNICATIONS CORP.
PART II-OTHER INFORMATION

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

eLEC Communications Corp.

Date: April 20, 2007	By: /s/ Paul H. Riss
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

Date:	April 20, 2007

/s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer and Chief
Financial Officer

EXHIBIT 32.1

CERTIFICATION
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of eLEC Communications Corp.
(the "Company") for the quarter ended February 28, 2007, as filed with the Securities and
Exchange Commission on the date hereof (the "Report"), Paul H. Riss, as Chief Executive
Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 20, 2007	By:	/s/ Paul H. Riss
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