Form 10-Q
period 2007-05-31
ELEC COMMUNICATIONS CORP
filed 2007-07-23
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X No___ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the
Exchange Act. (Check one):

Large Accelerated Filer___ Accelerated Filer___ Non-Accelerated Filer X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes No X

The number of outstanding shares of the Registrant’s Common Stock as of June 30, 2007 was
23,489,506

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

		May 31, 2007	Nov. 30, 2006
		(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents		$ 49,183	$1,337,525
Accounts receivable, net		72,653	630,197
Prepaid expenses and other current assets		72,016	154,749
Assets held for sale		775,811	-
Deferred finance costs, net		1,010,766	1,012,941
Total current assets		1,980,429	3,135,412

Property, plant and equipment, net		835,414	903,281

Other assets		110,212	149,525
Total assets		$2,926,055	$4,188,218

Liabilities and stockholders’ equity deficiency
Current liabilities:
Current portion of long-term debt and capital lease obligations		$2,538,059	$3,347,707
Warrant liability		2,073,892	1,251,182
Accounts payable and accrued expenses		2,438,623	2,897,495
Taxes payable		7,964	559,617
Liabilities assumed in sale		2,390,151	-
Deferred Revenue		-	166,100
Total current liabilities		9,448,689	8,222,101

Long-term debt and capital lease obligations, less current maturities		189,448	214,907
Total liabilities		9,638,137	8,437,008

Stockholders’ equity deficiency:
Preferred stock $.10 par value, 1,000,000 shares authorized,
none issued and outstanding		-	-
Common stock $.10 par value, 50,000,000 shares authorized,
22,459,282 and 22,434,282 shares issued and outstanding in 2007 and
2006		2,245,928	2,243,428
Capital in excess of par value		27,337,537	27,071,584
Deficit		(36,284,625)	(33,554,700)
Accumulated other comprehensive loss, unrealized loss on securities		(10,922)	(9,102)
Total stockholders’ equity deficiency		(6,712,082)	(4,248,790)
Total liabilities and stockholders’ equity deficiency		$2,926,055	$4,188,218

See notes to the condensed consolidated financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

Revenues	$408,506	$ 83,106	$ 213,389	$ 58,245

Costs and expenses:
Costs of services	535,535	241,139	230,968	134,086
Selling, general and administrative	1,340,739	1,158,979	675,498	606,549
Depreciation and amortization	235,352	113,568	137,853	58,338
Total costs and expenses	2,111,626	1,513,686	1,044,319	798,973

Loss from operations	(1,703,120)	(1,430,580)	(830,930)	(740,728)

Other income (expense):
Interest expense	(355,903)	(267,046)	(212,183)	(143,384)
Interest and other income	21,363	25,738	10,593	428
Change in warrant valuation	(510,148)	224,611	450,074	246,868
Total other income (expense)	(844,688)	(16,697)	248,484	103,912

Loss from continuing operations before
discontinued operations	(2,547,808)	(1,447,277)	(582,446)	(636,816)
Earnings (loss) from discontinued operations	(182,117)	135,857	(147,020)	(11,125)
Net loss	(2,729,925)	(1,311,420)	(729,466)	(647,941)

Other comprehensive income (loss) –
unrealized income (loss) on marketable
securities	(1,820)	(160)	(364)	755

Comprehensive loss	($2,731,745)	($1,311,580)	($729,830)	($647,186)

Basic loss per share:
Loss from continuing operations before
Discontinued operations	($0.11)	($0.09)	($0.02)	($0.04)
Earnings (loss) from discontinued operations	(.01)	.01	(.01)	.00
	($0.12)	($0.08)	($0.03)	($0.04)

Weighted average number of common shares
outstanding
Basic	22,447,744	16,844,337	22,459,282	16,849,282

See notes to the condensed consolidated
financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2007	May 31, 2006
Net cash used in operating activities:	($1,457,096)	($ 882,493)

Cash flows used in investing activities, purchase of property and
equipment	(84,171)	(177,899)

Cash flows from financing activities:
Repayment of short-term debt	-	(328,324)
Repayment of long-term debt	(22,075)	(114,490)
Proceeds from notes	275,000	1,753,500
Net cash provided by financing activities	252,925	1,310,686

Increase (decrease) in cash and cash equivalents	(1,288,342)	250,294
Cash and cash equivalents at beginning of period	1,337,525	205,998
Cash and cash equivalents at the end of period	$ 49,183	$ 456,292

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
In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-
month or six-month periods ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form
10-K for the year ended November 30, 2006.

Note 2-Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, we have sustained substantial losses from continuing operations in recent years and we have negative working capital and a stockholders’ equity deficiency. In addition, similar to many start-up ventures, we are experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations. We are currently in default of our financing agreement with our principal lender (Note 10).

We expect our operating losses and cash deficits from operations to continue through fiscal 2007. As a result, we will need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable us to meet our cash requirements.

We may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the
Company’s results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued
operations of the company which, in turn, is dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in our future operations.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue operating.

Management’s plans include (1) seeking additional financing to continue operations as a broadband voice carrier and increasing our sales channels and sales staff so our broadband voice facilities are more fully utilized, (2) seeking additional financing to purchase target businesses that are generating positive cash flow, and (3) evaluating strategic partnerships with companies that may want to purchase a portion of our business.

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from operations or raise additional funds, we may not be able to repay its existing debt, continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

Note 3-Major Customers

During the six-month and three-month periods ended May 31, 2007, one customer accounted for 42% and 50%, respectively, of revenue from continuing operations. During the six-month and three-month periods ended May 31, 2006, one customer accounted for 48% and
36%, respectively, of revenue from continuing operations, and a second customer accounted for
19% and 20%, respectively, of revenue from continuing operations.

Note 4-Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 13,093,000 and 10,950,000 shares of common stock issuable upon the exercise of our outstanding stock options and warrants and in the six-month and three-month periods ending May 31, 2006, the conversion of our outstanding convertible debt, were excluded from the calculation of loss per share for the six-month and three-month periods ended May 31,
2007 and 2006, respectively, because the effect would be anti-dilutive.

Note 5-Risks and Uncertainties

We have created our own proprietary Internet Protocol (“IP”) telephony network and have transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an
IP network. Although we continue to build our IP telephony business, we face strong competition and we continue to grow our IP telephony business without adequate financial resources. At this point in time, the survival of our business is dependent upon the success of our
IP operations. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

·	The availability of additional funds to successfully pursue our business plan;
·	The acceptance of IP telephony by mainstream consumers;
·	Our ability to market our services to current and new customers and to generate customer demand for our products and services in the geographical areas in which we operate;
·	Our ability to comply with provisions of our financing agreements;
·	The impact of changes the Federal Communications Commission or State Public Service
Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;
·	The highly competitive nature of our industry;
·	Our ability to retain key personnel;
·	Our ability to maintain adequate customer care and manage our churn rate;
·	The cooperation of industry service partners that have signed agreements with us;
·	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
·	The availability and maintenance of suitable vendor relationships in a timely manner and at reasonable cost;
·	Our ability to manage rapid growth while maintaining adequate controls and procedures;
·	Failure or interruption in our network and information systems;
·	Our inability to adapt to technological change;
·	The perceived infringement of our technology on another entity’s patents;
·	Our inability to manage customer attrition and bad debt expense;
·	Failure or bankruptcy of other telecommunications companies upon which we rely for services and revenues;
·	Our lack of capital or borrowing capacity, and inability to generate cash flow;
·	The decrease in telecommunications prices to consumers; and
·	General economic conditions.

Note 6-Stock-Based Compensation Plans

We issue stock options to our employees and outside directors pursuant to stockholder-
approved and non-approved stock option programs. In December 2004, the Financial
Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS
123R is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards.
SFAS 123R permits companies to adopt its requirements using either a “modified prospective”
method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with
SFAS 123. Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective” method and have not restated prior financial statements. For the six-month periods ended May 31, 2007 and 2006, we recorded approximately $91,000 and $100,000, respectively, in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. For the three-month periods ended May 31, 2007 and 2006, we recorded approximately $44,000 and
$47,000, respectively, in employee stock-based compensation expense. As of May 31, 2007, there was approximately $142,000 of unrecognized stock-compensation expense for previously-
granted unvested options that will be recognized over a three-year period.

Note 7-Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values. We founded our IP telephony business in 2004, and since its inception it has incurred significant operating and cash flow losses. It can be considered a late-stage start-up business, and we have evaluated the assets of this business and future operations to determine if we need to recognize an impairment expense. We recently received a written offer for this business payable in stock of a public company, assumption of debt and cash. Even if the portion payable in stock is discounted, the offer is significantly higher than the book value of the assets of our IP telephony business. Accordingly, we have determined that such assets are not impaired. In addition, subsequent to the balance sheet date of May 31, 2007, we sold our wireline telephony business for a gain (see Note 12), and consequently, we determined that such assets were not impaired.

Note 8-Accrued Expenses

At May 31, 2007, we were disputing payments on invoices from Verizon amounting to approximately $537,000 because we believe Verizon overcharged us for certain calls made by our former wireline telephone customers. Although we are not currently required to pay the disputed amount, Verizon initially rejected our claims. We have escalated many of our claims and hired a firm that specializes in telecom disputes to analyze past call records and to resubmit and pursue the claims. Although we intend to vigorously pursue all claims and would consider a settlement for a partial amount, the minimum amount of claims that our outside claim consultant believes will be honored is $65,000. Consequently, we have recorded $477,000 of the disputed charges as a liability and have not recorded the $65,000 amount.

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

For the six-month and three-month periods ended May 31, 2007 and 2006, we recorded pension expense of $48,000 and $24,000, respectively. In the six-month period ended May 31, 2007, we contributed $10,000 to our defined benefit plan. There were no contributions in the three-months ended May 31, 2007. In the six- and three-month periods ended May 31, 2006, we contributed
$52,500 and $0, respectively, to the pension plan. We expect to contribute approximately $68,000 to our defined benefit plan in fiscal 2007. The current investment strategy for the defined benefit plan is to invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. We may make discretionary contributions. There were no discretionary contributions made for the six-month and three-
month periods ended May 31, 2007 or 2006.

Note 10-Principal Financing Arrangements

We have completed three financings with our principal lender, one in February 2005, one in November 2005 and one in May 2006. Each financing requires a certain amount of monthly principal payments. We did not make any principal payments on our loans during fiscal 2007, and on April 16, 2007 we received a waiver and a modification to our lending agreement from our principal lender that deferred principal payments on our February 2005 financing and our
November 2005 financing, so that monthly principal payments on such loans were not required until June 1, 2007, and August 1, 2007, respectively. In consideration for the principal deferral, we issued to our lender a seven-year warrant to purchase 1,200,000 shares of our common stock at a price of $0.25 per share. We valued the warrant at $313,162 using the Black-Scholes method with an interest rate of 5.25%, volatility of 103%, zero dividends and an expected term of seven years. The underlying contracts provide for a potential cash settlement and accordingly, the warrants are classified as debt. Deferred financing cost of $313,162 was also recorded as of April 16, 2007 and is being amortized to interest expense over the life of the notes payable.

In conjunction with the sale of two of our subsidiaries in June 2007 (see Note 11), the remaining principal balance from our financing in February 2005, which had a book value of $1,006,799 as of May 31, 2007, has been paid in full. We are in default with our lender for not making all of our June and July 2007 principal and interest payments, and we are working with our lender to adjust our payment schedule. Because of the default on such debt, the debt can be called immediately, and we have classified such debt as a current liability on our balance sheet and have shown the related debt finance costs as a current asset.

Note 11-Income Taxes

At November 30, 2006, we had net operating loss carryforwards for Federal income tax purposes of approximately $25,400,000 expiring in the years 2008 through 2026. As a result of the sale of two wholly owned subsidiaries in June 2007 (see Note 11), the amount of our net operating loss that we can carry forward to future years will be reduced by the amount of the net operating losses that are attributable to the divested subsidiaries. We have not yet determined the reduction in the amount of net operating loss carryforwards available to us. We will continue to have an annual limitation of approximately $187,000 on the utilization of approximately
$2,400,000 of our remaining net operating loss carryforwards under the provisions of Internal
Revenue Code Section 382. We did not provide for a tax benefit, as it is more likely than not that any such benefit will not be realized.

Note 12-Sale of Subsidiaries

On December 14, 2006, we entered into two separate definitive purchase agreements
(“Agreements”) to sell to Cyber Digital, Inc. (“Purchaser”), a publicly-traded shell company, our two wholly-owned subsidiaries that operate as competitive local exchange carriers (“CLECs”).
The CLECs were sold in June 2007. The operations of the CLECs are presented in our income statement as discontinued operations for the six-month and three-month periods ended May 31,
2007 and 2006. The gain on the sale of the CLECs will be recorded in the third fiscal quarter of fiscal 2007. The May 31, 2007 balance sheet includes assets held for sale of approximately
$776,000 and liabilities assumed in sale of approximately $2,390,000 to reflect the May 31, 2007 balances of the assets and liabilities that were transferred to the Purchaser in June 2007. Further, in the third quarter of fiscal 2007, we will write off the remaining deferred financing costs of approximately $319,000 from the February 2005 loan that was paid in full as part of the sale of the CLECs. We anticipate recording a gain on the sale of discontinued operations of approximately $1,200,000.

CLEC revenues amounted to approximately $3,013,000 and $1,456,000 for the six-month and three-month periods ended May 31, 2007 and approximately $4,591,000 and $2,112,000 for the six-month and three-month periods ended May 31, 2006. Pretax income (loss) attributable to the operations of the CLECs amounted to approximately ($182,000) and ($147,000) for the six-
month and three-month periods ended May 31, 2007 and approximately $135,000 and ($11,000)
for the six-month and three-month periods ended May 31, 2006.

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

Overview

We are a provider of wholesale Internet Protocol (“IP”) telephone services. We route telephone calls over broadband services using our own IP telephony product. IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We use proprietary softswitch technology that runs on Cisco and Dell hardware to provide broadband telephone services to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers and satellite broadband providers. Our technology enables these carriers to quickly and inexpensively offer premier broadband telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier’s unique brand.

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
The more efficient use of network capacity results in the ability to transmit significantly greater amounts of traffic over a packet-switched network than a circuit-switched network. Packet-
switching technology enables service providers to converge traditional voice and data networks in an efficient manner by carrying voice, fax, video and data traffic over the same network. IP networks are therefore less expensive for carriers to operate, and these cost savings can be passed on to the consumer in the form of lower costs for local, long distance and international long distance telephone services.

We have created our own Linux-based IP platform and have transitioned into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network. Our proprietary softswitch provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol (“SIP”)
server suite. We control all of the features we offer to broadband voice customers because we write the software code for any new features that we desire to offer our customers rather than relying on a third-party software vendor. We have no software licensing fees and our other variable network costs are expected to drop as we increase our network traffic and as we attract more pure-IP telephony users with traffic that does not incur the cost of originating or terminating on a circuit-switched network.

Our SIP servers are part of a cluster of servers, which we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services.
We believe the server farm structure can be easily and cost-effectively scaled as our broadband voice business grows. In addition, servers within our server farm can be assigned different tasks as demand on the network dictates. If an individual server ceases to function, our server farm is designed in a manner that subscribers should not have their calls interrupted.

We began our telecom operations in 1998 as a reseller of local telephone service. Our reseller subsidiaries were sold to a third-party purchaser in June 2007 and have been presented in our financial statements as discontinued operations.

Plan of Operations

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

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of our wholesale customers. Many of our targeted wholesale customers and some of our existing wholesale customers have ample capital to market a private-labeled broadband voice product to their existing customer bases or to new customers. We believe our strength is our technology-based platform. By providing our technology to cable companies,
CLECs, ISPs, WiFi and fixed-wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers and any other entity that desires to offer a broadband telephony product, we believe we will require significantly less cash resources than other providers will require to attract a similar number of subscribers.

By taking a wholesale approach, our goal is to obtain and manage 500 customers that have an average customer base of 1,000 end-users. We believe we will be more successful and more profitable taking this approach to reaching 500,000 end-users than we would be if we tried to attract and manage 500,000 individual end-users by ourselves.

Six Months Ended May 31, 2007 vs. Six Months Ended May 31, 2006

Our revenue from continuing operations for the six-month period ended May 31, 2007 increased by approximately $325,000, or approximately 392%, to approximately $409,000 as compared to approximately $83,000 reported for the six-month period ended May 31, 2006. The increase in revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service. At May 31, 2007, we were billing 45 wholesale customers, as compared to 15 customers at May 31, 2006. As of May 31, 2007, we had signed 87 wholesale customer contracts, consisting of seven CLECs, seven cable operators, five Internet service providers, eight data integrators, 35 resellers and 25 agents. When we sign up a new customer, typically it will be several months before the customer begins to resell our service to individual retail consumers. Some of our wholesale customers will abandon their efforts to sell Internet telephony services and we will never be able to bill them. In addition to the 87 signed wholesale customers, we have 39 potential customers in trial and we anticipate continued rapid growth in our monthly billings, as many of the wholesale customers that we signed early in the year are beginning to turn up services. We anticipate that our billings in July
2007 will increase more than 25% over our June 2007 billings.

We attained a negative gross profit for the six-month period ended May 31, 2007 of approximately ($127,000), which was an improvement of approximately $31,000 over the negative gross profit of approximately ($158,000) reported in the six-month period ended May
31, 2006. Our IP telephony facilities have significant unused capacity and we have therefore been unable to generate a positive gross profit on a quarterly basis, although we did achieve a positive gross profit for the month of May. We need to attain higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors. We are currently moving traffic to a vendor that can lower our variable costs, and we are speaking with another low-cost vendor that could lower our variable costs, but that charges monthly minimums. We currently have a sufficient number of minutes to meet proposed contractual minimums.

Selling, general and administrative expenses increased by approximately $182,000, or approximately 16%, to approximately $1,341,000 for the six-month period ended May 31, 2007 from approximately $1,159,000 reported in the same prior-year fiscal period. Additional salary and marketing expense accounted for the majority of the increase.

Depreciation and amortization expense increased by approximately $122,000 for the six months ended May 31, 2007 to approximately $235,000 as compared to approximately $113,000 for the same period in fiscal 2006. Approximately $83,000 of the increase was for deferred financing costs related to our financing agreements and approximately $39,000 related to our
Internet telephony platform.

Interest expense increased by approximately $89,000 to approximately $356,000 for the six months ended May 31, 2007 as compared to approximately $267,000 for the six months period ended May 31, 2006. The increase was due to higher interest expense paid to our principal lender of approximately $94,000 due to higher borrowing levels in the fiscal 2007 period.

Warrant expense for the six months ended May 31, 2007 amounted to approximately
$510,000, primarily due to the significant increase in the market value of our common stock from
November 30, 2006 to May 31, 2007, as compared to the warrant income of approximately
$225,000 for the same period in fiscal 2006. The warrant income resulted from a decrease in the price of our common stock at May 31, 2006 as compared to the value at November 30, 2005.

Discontinued operations reflect the net loss for the six-month periods ended May 31,
2007 and 2006 attributable to our former CLEC operations, which were sold in June 2007.

Three Months Ended May 31, 2007 vs. Three Months Ended May 31, 2006

Our revenue from continuing operations for the three-month period ended May 31, 2007 increased by approximately $155,000, or approximately 266%, to approximately $213,000 as compared to approximately $58,000 reported for the three-month period ended May 31, 2006.
The increase in revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service. As discussed above, at May 31,
2007, we were billing 45 wholesale customers as compared to 15 customers at May 31, 2006.

We attained a negative gross profit for the three-month period ended May 31, 2007 of approximately ($18,000) which was an improvement of approximately $58,000 over the negative gross profit of approximately ($76,000) reported in the three-month period ended May 31, 2006.
Our IP telephony facilities have significant unused capacity and we have therefore been unable to generate a positive gross profit on a quarterly basis, although we did show a positive gross profit amount for the month of May 2007. We anticipate that we will be able to continue generating a positive gross margin on a monthly basis given the current revenue volume we have reached, and given the anticipated continued growth of our services. The increase volume of minutes on our network allows us to cover all of our fixed network costs and to negotiate lower variable costs with other carriers.

Selling, general and administrative expenses increased by approximately $68,000, or approximately 11%, to approximately $675,000 for the three-month period ended May 31, 2007 from approximately $607,000 reported in the same prior year fiscal period. Most of the increase related to increased personnel costs and marketing expenses.

Depreciation and amortization expense increased by approximately $80,000 for the three months ended May 31, 2007 to approximately $138,000 as compared to approximately $58,000 for the same period in fiscal 2006. Approximately $33,000 of the increase was for deferred financing costs related to our financing agreements and approximately $17,000 related to our
Internet telephony platform.

Interest expense increased by approximately $69,000 to approximately $212,000 for the three months ended May 31, 2007 as compared to approximately $143,000 for the three months period ended May 31, 2006. The increase was due to higher non-cash interest charges of approximately $29,000 in the 2007 fiscal period and higher cash interest expense of approximately $40,000 due to higher borrowing levels in the fiscal 2007 period. The non-cash interest expense consisted of the accretion of a debt discount using the effective interest method over the term of the related debt.

Warrant income for the three months ended May 31, 2007 amounted to approximately
$450,000 due to the decrease in the market price of our common stock at May 31, 2007 as compared to February 28, 2007. Similarly, a decrease in the market price of our common stock at May 31, 2006 as compared to the market price at February 28, 2006, generated warrant income of approximately $247,000 in the three month period ended May 31, 2006.

Discontinued operations reflect the net loss for the three-month periods ending May 31,
2007 and 2006 attributable to our former CLEC operations, which were sold in June 2007.

Liquidity and Capital Resources

At May 31, 2007, we had cash and cash equivalents of approximately $49,000 and negative working capital of approximately $7,468,000.

Net cash used in operating activities aggregated approximately $1,457,000 and $882,000 in the six-month periods ended May 31, 2007 and 2006, respectively. The principal use of cash in fiscal 2007 was the loss for the period of approximately $2,730,000, which was partially offset by a non-cash mark-to-market warrant adjustment of $510,000. The principal use of cash in fiscal 2006 was the loss for the period of $1,311,000.

Net cash used in investing activities in the six-month periods ended May 31, 2007 and
2006 aggregated approximately $84,000 and $178,000, respectively, resulting primarily from expenditures related to enhancements to our IP telephony software.

Net cash provided by financing activities aggregated approximately $253,000 and
$1,311,000 in the six-month periods ended May 31, 2007 and 2006, respectively. In fiscal 2007, net cash provided in financing activities resulted from the proceeds of notes of approximately
$275,000, which was offset in part by the repayment of long-term debt of approximately
$22,000. In fiscal 2006, net cash provided by financing activities resulted from the proceeds of long-term notes of approximately $1,754,000, which was partially offset by the repayment of short-term debt of approximately $328,000 and repayment of long-term debt of approximately
$115,000.

For the six months ended May 31, 2007, we had approximately $84,000 in capital expenditures primarily related to our IP telephony business. We expect to make equipment purchases of approximately $50,000 to $100,000 in the third fiscal quarter of 2007, depending on our growth and the availability of cash or equipment financing. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support a growing customer base of IP telephony subscribers.

As previously noted, we are in default with our lender for not making all our principal payments and some of out interest payments due on June 1 and July 1, 2007. Because of the default on such debt, the debt can be called immediately, and we have classified such debt as a current liability on our balance sheet and have shown the related debt finance costs as a current asset. If our lender accelerates such debt, we will not be able to satisfy such indebtedness in full, which inability would adversely affect our ability to continue operating as a going concern.

The report of our independent registered public accounting firm on our 2006 financial statements indicates there is substantial doubt about our ability to continue as a going concern.
Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe our current cash resources will not be sufficient to finance our operations. Accordingly, beginning in July 2007, a selling agent began efforts to raise up to $1.5 million in equity to support our operating losses and fund the growth of our IP telephony business. The agent has indicated to us that such equity raise will be forthcoming shortly and that the business and technology we have built is attractive to investors. However, there can be no assurance that we will receive any proceeds from such proposed financing or that such financing, if completed in whole or in part, will be sufficient to get us to a break-even level.
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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2006 audit, our management became aware of an inadequately designed accounting system as it pertains to our VoX subsidiary. As reported in fiscal 2006 and 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.
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

We also are evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation)
required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In connection with our year-end
November 30, 2006 and 2005 audits, we identified the control deficiencies and issues with our internal controls over financial reporting that we believe amount in the aggregate to a significant deficiency in our internal controls over financial reporting. Such deficiencies no longer exist as of the date of this Report due to the sale of our CLEC businesses.

eLEC COMMUNICATIONS CORP.

PART II-OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on June 7, 2007 at our principal executive offices in White Plains, New York. At the meeting, the holders of approximately 94% of our outstanding shares of common stock were present in person or by proxy.

The voting results are set forth below.

PROPOSAL 1. – Election of Directors. Four of the following five nominees for director were elected at the meeting, with the following vote totals:

	Votes Cast For	Votes Withheld
Gayle Greer	19,883,939	1,192,767
Michael Khalilian	9,934,079	11,142,627
Greg M. Cooper	20,729,939	346,767
Paul H. Riss	20,643,439	433,267
S. Miller Williams	20,732,339	344,367
Mr. Khalilion was not elected to the board

PROPOSAL 2. Our stockholders approved our 2007 Equity Incentive plan, which approved the reservation of 2,000,000 shares of common stock issuable under the plan.

For	Against	Abstentions	Broker Non-Votes
11,879,918	1,171,635	585,805	7,439,348

PROPOSAL 3. Our stockholders approved the change in the name of our company to “Pervasip
Corp.”

For	Against	Abstentions
19,882,766	682,856	511,084

PROPOSAL 4. Our stockholders approved an increase in the authorized shares of all classes of capital stock that we have the authority to issue to 151,000,000 shares.

For	Against	Abstentions
19,452,501	1,111,573	512,632

PROPOSAL 5. Our stockholders approved a reduction in the par value of our capital stock from
$.10 per share to $.001 per share.

For	Against	Abstentions
19,468,808	806,954	803,944

PROPOSAL 6. Our stockholders approved the appointment of Nussbaum Yates & Wolpow, P.C.
as our independent registered public accounting firm for the fiscal year ended November 30,
2007.

For	Against	Abstentions
20,443,484	100,378	532,844

Item 6.	Exhibits

Exhibit
	Number	Description

	31.1	Certification of our Chief Executive Officer and Chief Financial
Officer, Paul H. Riss, pursuant to 18 U.S.C. 1350 (Section 302 of the
Sarbanes-Oxley Act of 2002)

	32.1	Certification of our Chief Executive Officer and Chief Financial
Officer, Paul H. Riss, pursuant to 18 U.S.C. 1350 (Section 906 of the
Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

eLEC Communications Corp.

Date: July 23, 2007	By: /s/ Paul H. Riss
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

Date: July 23, 2007

/s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer and Chief
Financial Officer

EXHIBIT 32.1

CERTIFICATION
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of eLEC Communications Corp.
(the "Company") for the quarter ended May 31, 2007, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), Paul H. Riss, as Chief Executive Officer and
Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: July 23, 2007	By:	/s/ Paul H. Riss
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