Form 10-Q
period 2007-08-31
ELEC COMMUNICATIONS CORP
filed 2007-10-22
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31 2007

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

The number of outstanding shares of the Registrant’s Common Stock as of October 15, 2007 was
25,679,904.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	Aug. 31, 2007	Nov. 30, 2006
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$ 24,954	$1,337,525
Accounts receivable, net	99,847	630,197
Prepaid expenses and other current assets	45,524	154,749
Deferred finance costs, net	-	1,012,941
Total current assets	170,325	3,135,412

Property, plant and equipment, net	802,822	903,281

Deferred finance costs, net	570,983	-
Other assets	105,032	149,525
Total assets	$1,649,162	$4,188,218

Liabilities and stockholders’ equity deficiency
Current liabilities:
Current portion of long-term debt and capital lease obligations	$ 378,325	$3,347,707
Notes payable	322,861	-
Notes payable - officer	81,000	-
Warrant liability	-	1,251,182
Accounts payable and accrued expenses	2,101,809	2,897,495
Other liabilities	853,584	-
Taxes payable	8,120	559,617
Deferred Revenue	4,230	166,100
Total current liabilities	3,749,929	8,222,101

Warrant liability	1,068,824	-
Long-term debt and capital lease obligations, less current maturities	2,154,165	214,907
Total liabilities	6,972,918	8,437,008

Stockholders’ equity deficiency:
Preferred stock $.10 par value, 1,000,000 shares authorized,	-
none issued and outstanding		-
Common stock $.10 par value, 50,000,000 shares authorized,
23,748,234 and 22,434,282 shares issued and outstanding in 2007
and 2006	2,374,823	2,243,428
Capital in excess of par value	27,627,033	27,071,584
Deficit	(35,313,325)	(33,554,700)
Accumulated other comprehensive loss, unrealized loss on securities	(12,287)	(9,102)
Total stockholders’ equity deficiency	(5,323,756)	(4,248,790)
Total liabilities and stockholders’ equity deficiency	$1,649,162	$4,188,218

See notes to the condensed consolidated financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	Aug. 31, 2007	Aug. 31, 2006	Aug. 31, 2007	Aug. 31, 2006

Revenues	$ 676,995	$ 105,681	$ 268,490	$ 44,289

Costs and expenses:
Costs of services	846,288	346,233	310,753	126,808
Selling, general and administrative	1,938,448	1,729,203	597,709	582,224
Depreciation and amortization	425,176	215,106	189,824	106,952
Total costs and expenses	3,209,912	2,290,542	1,098,796	815,984

Loss from operations	(2,532,917)	(2,184,861)	(829,796)	(771,695)

Other income (expense):
Interest expense	(590,183)	(392,382)	(234,280)	(150,445)
Interest and other income	30,881	19,244	9,518	5,506
Change in warrant valuation	494,920	630,343	1,005,068	405,732
Total other income (expense)	(64,382)	257,205	780,306	260,793

Loss from continuing operations before
discontinued operations	(2,597,299)	(1,927,656)	(49,490)	(510,902)

Discontinued operations
Gain (loss) from discontinued operations	(330,363)	178,823	(148,247)	73,389
Gain on disposal of discontinued operations	1,169,037	-	1,169,037	-
Gain from discontinued operations	838,674	178,723	1,020,790	73,389

Net income (loss)	(1,758,625)	(1,748,933)	971,300	(437,513)

Other comprehensive loss
unrealized loss on marketable securities	(3,185)	(1,319)	(1,365)	(1,159)
Comprehensive income (loss)	($1,761,810)	($1,750,252)	$969,935	($438,672)

Basic income (loss) per share:
Loss from continuing operations before
Discontinued operations	($0.12)	($0.11)	$0.00	($0.03)
Income from discontinued operations	.04	.01	.04	.00
Net income (loss)	($0.08)	($0.10)	$0.04	($0.03)

Weighted average number of common shares
outstanding
Basic	22,750,279	16,940,742	23,348,774	17,131,456

See notes to the condensed consolidated
financial statements.

eLEC Communications Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	Aug. 31, 2007	Aug. 31, 2006

Net cash used in operating activities:	($1,669,778)	($ 1,324,999)

Cash flows used in investing activities, purchase of property and
equipment	(108,171)	(240,241)

Cash flows from financing activities:
Repayment of short-term debt	-	(326,103)
Repayment of long-term debt	(33,717)	(402,449)
Proceeds from the exercise of options	-	94,800
Proceeds from exercise of warrants	48,095	-
Proceeds from officer notes	81,000	-
Proceeds from notes	370,000	2,329,000
Net cash provided by financing activities	465,378	1,695,248

Increase (decrease) in cash and cash equivalents	(1,312,571)	130,008
Cash and cash equivalents at beginning of period	1,337,525	205,998
Cash and cash equivalents at the end of period	$ 24,954	$ 336,006

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
In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-
month or nine-month periods ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ended November 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on
Form 10-K for the year ended November 30, 2006.

Note 2-Major Customers

During the nine-month and three-month periods ended August 31, 2007, one customer,
Allegiance Communications, LLC accounted for 45% and 52%, respectively, of revenue from continuing operations. During the nine-month and three-month periods ended August 31, 2006, one customer accounted for 24% and 17%, respectively, of revenue from continuing operations, and a second customer accounted for 17% and 23%, respectively, of revenue from continuing operations.

Note 3-Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 12,969,000 and 8,625,000 shares of common stock issuable upon the exercise of our outstanding stock options and warrants were excluded from the calculation of loss per share for the nine-month periods ended August 31, 2007 and 2006, respectively, and
8,625,000 shares for the three months ended August 31, 2006, because the effect would be anti-
dilutive.

Note 4-Risks and Uncertainties

We have created our own proprietary Internet Protocol (“IP”) telephony network and have transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an
IP network. Although we continue to grow our IP telephony business, we face strong competition. We continue to build our IP telephony business with significantly less financial resources than many of our competitors. At this point in time, the survival of our business is dependent upon the success of our IP operations. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

·	The acceptance of IP telephony by mainstream consumers;
·	Our ability to market our services to current and new customers and to generate customer demand for our products and services in the geographical areas in which we operate;
·	Our ability to comply with provisions of our financing agreements;
·	The impact of changes the Federal Communications Commission or State Public Service
Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;
·	The highly competitive nature of our industry;
·	Our ability to retain key personnel;
·	Our ability to maintain adequate customer care and manage our churn rate;
·	The cooperation of industry service partners that have signed agreements with us;
·	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
·	The availability and maintenance of suitable vendor relationships in a timely manner and at reasonable cost;
·	Our ability to manage rapid growth while maintaining adequate controls and procedures;
·	Failure or interruption in our network and information systems;
·	Our inability to adapt to technological change;
·	The possibility of our perceived infringement of our technology on another entity’s patents;
·	Our inability to manage customer attrition and bad debt expense;
·	The failure or bankruptcy of other telecommunications companies upon which we rely for services and revenues;
·	Our lack of capital or borrowing capacity, and our inability to generate cash flow;
·	The decrease in telecommunications prices to consumers; and
·	General economic conditions.

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
SFAS 123R permits companies to adopt its requirements using either a “modified prospective”
method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date,

and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with
SFAS 123. Since the beginning in fiscal 2006, we have accounted for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective”
method. For the nine-month periods ended August 31, 2007 and 2006, we recorded approximately $133,000 and $147,000, respectively, in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. For the three-
month periods ended August 31, 2007 and 2006, we recorded approximately $44,000 and
$47,000, respectively, in employee stock-based compensation expense. As of August 31, 2007, there was approximately $107,000 of unrecognized stock-compensation expense for previously-
granted unvested options that will be recognized over a three-year period.

Note 6-Impairment of Long-Lived Assets

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
We have received a written offer for this business during the past 6 months that was far in excess of the carrying value of the assets. We have also borrowed an additional $4 million effective
September 28, 2007 using these assets as collateral. Accordingly, we have determined that such assets are not impaired.

Note 7 – Other Liabilities

We have recorded other liabilities of approximately $854,000 for items with which we are negotiating settlements in conjunction with transactions related to the sale of former subsidiaries (see Note 11). We believe we have valid disputes for many of these liabilities and we are continuing to submit claims and present other evidence to reduce such liabilities. There can be no assurance that we will be successful in our negotiations with various entities, and ultimately, we may have to pay such amounts.

Note 8-Defined Benefit Plan

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

For the nine- and three-month periods ended August 31, 2007 and 2006, we recorded pension expense of $72,000 and $24,000, respectively. In the nine-month period ended August
31, 2007, we made contributions valued at approximately $10,000 to our defined benefit plan.
No contributions were made during the three-months ended August 31, 2007. In the nine- and three-month periods ended August 31, 2006, we contributed $101,500 and $49,000, respectively, to the pension plan. We expect to make annual contributions of approximately $70,000 to our defined benefit plan. The current investment strategy for the defined benefit plan is to primarily invest in conservative debt and equity securities. The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. We may make discretionary contributions. There were no discretionary contributions made for the nine-month and three-
month periods ended August 31, 2007 or 2006.

Note 9 – Principal Financing Arrangements

Effective September 28, 2007, we consummated a private placement pursuant to which we issued to two institutional investors (the “Investors”), secured term notes in the aggregate principal amount of $4,000,000 (the “Notes”). In connection with the private placement, we also amended and restated two existing secured term notes issued to Laurus Master Fund, Ltd.
(“Laurus”) issued on November 30, 2005 (“Amended Note 1”) and May 31, 2006 (“Amended
Note 2”).

Absent earlier redemption, the Notes mature on September 30, 2010 (the “Maturity
Date”). Interest will accrue on the unpaid principal and interest on the Notes at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%), subject to a minimum per annum rate of nine and three-quarters percent (9.75%).
Interest on the Notes is payable monthly on the first day of each month during the term of the
Notes, commencing November 1, 2007. We have deposited a total of $732,996 into an escrow account and a restricted cash account to be used for the first 12 months of interest payments on the Notes. We are required to make principal payments on the Notes in the aggregate amount of
$100,000 per month commencing on October 1, 2009 and on the first business day of each succeeding month thereafter through and including the Maturity Date. Any principal amount that remains outstanding on September 30, 2010 will be due and payable at that time.

Amended Note 1 amends and restates in its entirety (and is given in substitution for and not in satisfaction of) that certain $2,000,000 Secured Term Note made by us in favor of Laurus on November 30, 2005. The principal changes effected in Amended Note 1 were the elimination of monthly principal payments prior to maturity and the change in the maturity date from
November 30, 2008 to September 30, 2010. Interest payments must still be paid monthly at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). The face amount of Amended Note 1 as of October 4, 2007 is $1,966,667 and the carrying amount is $1,205,000

Amended Note 2 amends and restates in its entirety (and is given in substitution for and not in satisfaction of) that certain $1,700,000 Secured Term Note made by us in favor of Laurus on May 31, 2006. The principal changes effected in Amended Note 2 were the elimination of monthly principal payments prior to maturity and the change in the maturity date from May 31,

2009 to September 30, 2010. Interest payments must still be paid monthly at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%). The face amount of Amended Note 2 as of October 4, 2007 is $1,428,000 and the
carrying amount is $1,068,000.

The Notes, Amended Note 1 and Amended Note 2 are secured by a blanket lien on substantially all of our assets pursuant to the terms of security agreements executed by the
Company and its subsidiaries in favor of Laurus and a collateral agent for the Investors. In addition, we have pledged our ownership interests in our subsidiaries pursuant to stock pledge agreements executed by us in favor of Laurus and a collateral agent for the Investors securing their obligations under the Notes. If an event of default occurs under the security agreement, the stock pledge agreement or the promissory notes issued to Laurus or the Investors, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.

As a result of the issuance of the Notes and Amended Note 1 and 2, we have no principal payments due until October 1, 2009, and consequently, these debt obligations have been classified as long-term liabilities as of August 31, 2007.

In addition to the Notes, three sets of warrants that contain no registration requirements were issued to the Investors (the “A Warrants,” “B Warrants” and “C Warrants”). The A
Warrants grant to the Investors the right to purchase for cash up to 94,722,072 shares of
Common Stock at an exercise price of $0.10 per share. The B Warrants grant the Investors the right to purchase for cash up to 7,893,506 shares of Common Stock at an exercise price of $0.10 per share. The C Warrants grant the Investors the right to purchase for cash up to 23,680,518 shares of Common Stock at an exercise price of $0.10 per share. All of such warrants expire on
September 30, 2017. If we repay the Notes, Amended Note 1 and Amended Note 2 in full prior to September 30, 2009, then the C Warrants shall be cancelled and terminated. If our operating cash flow for any two consecutive months during the thirteen (13) month period ending October
31, 2008 is greater than $0, then the B Warrants shall be cancelled and terminated. The Warrants do not contain registration rights and require the Investors to limit the selling of any Common
Stock of the Company issued upon the exercise of the Warrants to a maximum of twenty-five percent (25%) of the aggregate number of shares of the Common Stock traded on such trading day.

On June 26, 2007, the company that purchased our two former subsidiaries (see Note 11)
paid in full our term note due to Laurus, with a maturity date of February 8, 2008, and a carrying amount of $1,006,800. This note was paid for in conjunction with the transfer of ownership of our former subsidiaries and the issuance to the purchaser of 808,000 shares of our common stock.

Note 10-Income Taxes

At November 30, 2006, we had net operating loss carryforwards for Federal income tax purposes of approximately $25,600,000 expiring in the years 2008 through 2026. As a result of the sale of two of our wholly owned subsidiaries in June 2007 (see Note 11), the amount of our net operating loss that we can carry forward to future years will be reduced by the amount of the net operating losses that are attributable to the divested subsidiaries. Furthermore, as a result of the issuance of new warrants in conjunction with the sale of secured term notes effective

September 28, 2007 (see Note 8), under the provisions of Internal Revenue Code Section 382, we have triggered a change in control that places an annual limitation of approximately $250,000 on the utilization of our remaining net operating loss carryforwards until the year 2028. Because of this limitation, we estimate that the total net operating loss carryforwards available to us is approximately $5,000,000. We did not provide for a tax benefit, as it is more likely than not that any such benefit will not be realized.

Note 11 - Sale of Subsidiaries

On December 14, 2006, we entered into two separate definitive purchase agreements to sell to Cyber Digital, Inc. (“Purchaser”), a publicly-traded shell company, our two former wholly-owned subsidiaries that operate as competitive local exchange carriers (“CLECs”). The
CLECs were sold in June 2007. The operations of the CLECs are presented in our income statement as discontinued operations for the nine-month and three-month periods ended August
31, 2007 and 2006. The gain on the sale of the CLECs of approximately $1,169,000 was recorded in the third quarter of fiscal 2007, as the sale transaction was completed in June 2007.

CLEC revenues amounted to approximately $3,013,000 and $6,496,000 for the nine-months periods ended August 31, 2007 and 2006, respectively and approximately $1,905,000 for the three-month period ended August 31, 2006. The CLEC operations were sold on June 1, 2007, and consequently we had no CLEC revenue in the three-month period ended August 31, 2007.

Note 12 – Accounts Payable and Accrued Expenses

Included in accounts payable and accrued expenses are accrued interest payable of approximately $563,000 and accrued pension expense payable of approximately $317,000 as of
August 31, 2007, as compared to accrued interest payable of approximately $77,000 and accrued pension expense payable of approximately $297,000 as of November 30, 2007.

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

The worldwide rollout of broadband voice services has allowed consumers and businesses to communicate at dramatically-reduced costs in comparison to traditional telephony networks. Traditionally, telephone service companies have built networks based on circuit switching technology, which creates and maintains a dedicated path for individual telephone calls until the call is terminated. While circuit-switched networks have provided reliable voice communications services for more than 100 years, transmission capacity is not efficiently utilized in a circuit-switched system. Under circuit-switching technology, when a person makes a telephone call, a circuit is created and remains dedicated for the entire duration of that call, rendering the circuit unavailable for the transmission of any other calls.

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

Plan of Operations

Our objective is to build a profitable Internet-based telephone company on a stable and scalable platform with minimal network costs. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay. We believe that to achieve our objective we need to have “cradle to grave”
automation of our back-office web and billing systems. We have written our software for maximum automation, flexibility and changeability.

We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low. Technology continues to work for 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

Our strategy is to grow rapidly by leveraging the capital, customer bases and marketing strength of our wholesale customers. Many of our targeted wholesale customers and some of our existing wholesale customers have ample capital to market a private-labeled broadband voice product to their existing customer bases or to new customers. We believe our strength is our technology-based platform. By providing our technology to cable companies, CLECs, ISPs,
WiFi and fixed-wireless broadband providers, data integrators, value-added resellers, satellite broadband providers and any other entity that desires to offer a broadband telephony product, we believe we will require significantly less cash resources than other providers will require to attract a similar number of subscribers.

By taking a wholesale approach, our goal is to obtain and manage 500 customers that have an average customer base of 1,000 end-users. We believe we will be more successful and more profitable by taking this approach to reaching 500,000 end-users than we would be if we tried to attract and manage 500,000 individual end-users by ourselves.

Nine Months August 31, 2007 vs. Nine Months Ended August 31, 2006

Our revenue from continuing operations for the nine-month period ended August 31,
2007 increased by approximately $571,000, or approximately 539%, to approximately $677,000 as compared to approximately $106,000 reported for the nine-month period ended August 31,
2006. The increase in our revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service. At August 31, 2007, we were billing 48 wholesale customers, as compared to 17 customers at August 31, 2006. As of
August 31, 2007, we had signed 96 wholesale customer contracts, consisting of seven CLECs, seven cable operators, five Internet service providers, eight data integrators, eight carriers, 33 resellers and 28 agents. When we sign up a new customer, typically it will be several months before the customer begins to resell our service to individual retail consumers. Some of our wholesale customers will abandon their efforts to sell Internet telephony services and we will never be able to bill them. In addition to the 96 signed wholesale customers, we have approximately 40 potential customers in trial. In October 2007, we attended two industry trade shows and accumulated 63 additional leads from face-to-face meetings. We anticipate continued
rapid growth in our monthly billings, as many of the wholesale customers that we signed early in the year are beginning to turn up services. We anticipate that our revenue in the fourth quarter of fiscal 2007 will continue to maintain a strong quarter-to-quarter growth and will exceed
$350,000.

We reported a negative gross profit for the nine-month period ended August 31, 2007 of approximately ($169,000), which was an improvement of approximately $71,000 over the negative gross profit of approximately ($240,000) reported in the nine-month period ended
August 31, 2006. Our IP telephony facilities have significant unused capacity and we have therefore been unable to generate a positive gross profit on a quarterly basis. We anticipate that due to higher revenue dollars that we are currently generating and the addition of two vendors who are providing us with lower cost routing than that which we previously had received, that beginning in October 2007 we will realize additional improvement in our gross margin.

Selling, general and administrative expenses increased by approximately $209,000, or approximately 12%, to approximately $1,938,000 for the nine-month period ended August 31,
2007 from approximately $1,729,000 reported in the same prior-year fiscal period. Additional personnel expense, including options for a consultant, accounted for the majority of the increase.

Depreciation and amortization expense increased by approximately $210,000 for the nine months ended August 31, 2007 to approximately $425,000 as compared to approximately
$215,000 for the same period in fiscal 2006. Approximately $153,000 of the increase was for the amortization of financing costs related to our financing agreements and approximately $57,000 related to depreciation of our Internet telephony platform.

Interest expense increased by approximately $198,000 to approximately $590,000 for the nine months ended August 31, 2007 as compared to approximately $392,000 for the nine months ended August 31, 2006. The increase in interest expense was due to a higher level of debt in the
2007 fiscal period being associated with continuing operations. Approximately $195,000 and $447,000 in interest expense in the nine months ended August 31, 2007 and 2006 has been included in discontinued
operations, because the debt was financing those operations.

Warrant income for the nine-month period ended August 31, 2007 amounted to approximately $495,000, due to the decrease in the market value of our common stock from
November 30, 2006 to August 31, 2007, as compared to the warrant income of approximately
$630,000 for the same period in fiscal 2006, which resulted from a decrease in the price of our common stock at August 31, 2006 as compared to the value at November 30, 2005.

Discontinued operations reflected the income for the nine-month periods ended August
31, 2007 and 2006 attributable to our former CLEC operations, which were sold in June 2007.
The gain from discontinued operations in fiscal 2007 included a gain of approximately
$1,169,000 on the sale of the CLEC operations.

Three Months Ended August 31, 2007 vs. Three Months Ended August 31, 2006

Our revenue from continuing operations for the three-month period ended August 31,
2007 increased by approximately $224,000, or approximately 509%, to approximately $268,000 as compared to approximately $44,000 reported for the three-month period ended August 31,
2006. The increase in revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service. As discussed above, at August 31,
2007, we were billing 45 wholesale customers as compared to 15 customers at August 31, 2006.

We reported a negative gross profit for the three-month period ended August 31, 2007 of approximately ($42,000), which was an improvement of approximately $41,000 over the negative gross profit of approximately ($83,000) reported in the three-month period ended
August 31, 2006. Our IP telephony facilities have significant unused capacity and we have therefore been unable to generate a positive gross profit on a quarterly basis. As discussed above, we anticipate that due to the higher revenue dollars that we are currently generating and the addition of two vendors that are providing us with lower-cost routing than that which we previously had received, that beginning in October 2007 we will realize additional improvements in our gross margin.

Selling, general and administrative expenses increased by approximately $21,000, or approximately 4%, to approximately $603,000 for the three-month period ended August 31, 2007 from approximately $582,000 reported in the same prior year fiscal period.

Depreciation and amortization expense increased by approximately $83,000 for the three months ended August 31, 2007 to approximately $190,000 as compared to approximately
$106,000 for the same period in fiscal 2006. Approximately $17,000 of the increase was primarily for higher depreciation expense related to our Internet telephony platform and $66,000 was for the amortization of financing costs related to our financing agreements.

Interest expense increased by approximately $84,000 to approximately $234,000 for the three months ended August 31, 2007 as compared to approximately $150,000 for the three months period ended August 31, 2006. This increase is due to lower effective debt levels charged to operations in the quarter ended August 31, 2006. Included in discontinued
operations in the fiscal 2006 quarter is approximately $84,000 in interest expense.

Warrant income for the three months ended August 31, 2007 amounted to approximately
$1,005,000 due to the decrease in the market price of our common stock at August 31, 2007 as compared to May 31, 2007. Similarly, a decrease in the market price of our common stock at
August 31, 2006 as compared to the market price at May 31, 2007, generated warrant income of approximately $406,000 in the three month period ended August 31, 2006.

Discontinued operations reflected the net income for the three-month periods ending
August 31, 2007 and 2006 attributable to our former CLEC operations, which were sold in June
2007. The gain from the sale of the discontinued operations in fiscal 2007 was approximately
$1,169,000.

Liquidity and Capital Resources

At August 31, 2007, we had cash and cash equivalents of approximately $25,000 and negative working capital of approximately $3,580,000. On September 28, 2007 we borrowed $4 million to enhance our cash balances and provide us with the cash proceeds we project is necessary for the working capital we need to become a profitable company. We have deposited an aggregate of $732,996 in a restricted cash account and a cash escrow account that is designated to make interest payments for the next 12 months on all of our outstanding indebtedness. The notes we issued in September 2007 require no principal payments until

October 1, 2009. Our other term notes have been amended and no principal payments are due until September 30, 2010, when the notes mature.

Net cash used in operating activities aggregated approximately $1,670,000 and
$1,325,000 in the nine-month periods ended August 31, 2007 and 2006, respectively. The principal use of cash in the fiscal 2007 period was the loss for the period of approximately
$1,759,000, which was partially offset by a non-cash mark-to-market warrant adjustment of
$495,000 and a net gain from discontinued operations of $839,000. The principal use of cash in the fiscal 2006 period was the loss for the period of approximately $1,749,000.

Net cash used in investing activities in the nine-month periods ended August 31, 2007 and 2006 aggregated approximately $108,000 and $240,000, respectively, resulting primarily from expenditures related to enhancements to our IP telephony software.

Net cash provided by financing activities aggregated approximately $465,000 and
$1,695,000 in the nine-month periods ended August 31, 2007 and 2006, respectively. In fiscal
2007, net cash provided in financing activities resulted from the exercise of warrants of approximately $48,000 and short-term borrowings that aggregated approximately $451,000, and was offset by the repayment of long-term debt of approximately $34,000. In fiscal 2006, net cash provided by financing activities resulted from the proceeds of long-term notes of approximately
$2,329,000, which was partially offset by the repayment of debt of approximately $729,000.

For the nine months ended August 31, 2007, we had approximately $108,000 in capital expenditures primarily related to our IP telephony business. We expect to make equipment purchases of approximately $50,000 to $100,000 in the next fiscal quarter of 2007, depending on our growth and the availability of cash or equipment financing. We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support a growing customer base of IP telephony subscribers.

The report of our independent registered public accounting firm on our 2006 financial statements indicates there is substantial doubt about our ability to continue as a going concern.
Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings. We believe the notes we issued on September 28, 2007 for a gross amount of $4 million provides us with adequate cash to fund our operations and service our debt for the next 12 months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our outstanding debt is primarily under three borrowing arrangements with one lender and its affiliates and such borrowings are at the rate of 2% over the prime rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes. As a result of conversion features, warrant issuances and lender discounts, the effective rate of interest has been calculated at rates of approximately 47% on our November 2005 financing and 185%
on the $650,000 portion of our August 2006 financing.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with our year-end November 30, 2006 audit, our management became aware of an inadequately designed accounting system as it pertains to our VoX subsidiary. As reported in fiscal 2006 and 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.
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

We also are evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation)
required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In connection with our year-end
November 30, 2006 and 2005 audits, we identified the control deficiencies and issues with our internal controls over financial reporting that we believe amounted in the aggregate to a significant deficiency in our internal controls over financial reporting. Such deficiencies no longer exist as of the date of this Report due to the sale of our CLEC businesses.

eLEC COMMUNICATIONS CORP.

PART II-OTHER INFORMATION

Item 2.	Unregistered Sale of equity securities and use of proceeds

During the three months ended August 31, 2007, we issued warrants for the for the purchase of 75,000 shares of our common stock at an exercise price of $0.28 per share, in conjunction with a short-term lending agreement with an individual accredited investor. Such warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2007, in accordance with a consulting arrangement, we extended the termination date to March 8, 2008 of an existing option grant for the purchase of 900,000 shares of our common stock at a price of $0.23.

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

eLEC Communications Corp.

Date: October 22, 2007	By: /s/ Paul H. Riss
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

Date: October 22, 2007

/s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer and Chief
Financial Officer

EXHIBIT 32.1

CERTIFICATION
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of eLEC Communications Corp.
(the "Company") for the quarter ended August 31, 2007, as filed with the Securities and
Exchange Commission on the date hereof (the "Report"), Paul H. Riss, as Chief Executive
Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: October 22, 2007	By:	/s/ Paul H. Riss
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

