Form 10KSB
period 2007-11-30
ELEC COMMUNICATIONS CORP
filed 2008-03-14
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-4465

PERVASIP CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-2511270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

75 South Broadway, Suite 302, White Plains, New York   10601
(Address of Principal Executive Offices) (Zip Code)

(914) 682-0214
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Registrant’s revenues for its most recent fiscal year were $999,118.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock as of May 31, 2007 was approximately $6,275,000.

The number of shares outstanding of the registrant’s classes of common stock, as of February 15, 2008, was 25,835,458.

Transitional Small Business Disclosure Format Yes ☐  No ☒

PERVASIP CORP.

Form 10-KSB

		Page

	PART I

Item 1.	Description of Business	4

Item 2.	Description of Properties	8

Item 3.	Legal Proceedings	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

	PART II	9

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	8

Item 6.	Management’s Discussion and Analysis or Plan of Operations

Item 7.	Financial Statements	13

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	13

Item 8A.	Controls and Procedures	13

Item 8B.	Other Information	13

	PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	13

Item 10.	Executive Compensation	13

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 12.	Certain Relationships and Related Transactions, and Director Independence	14

Item 13.	Exhibits	14

Item 14.	Principal Accounting Fees and Services	16

	Signatures	17

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

•	The ability to comply with provisions of our financing agreements;
•	The highly competitive nature of our industry;
•	The acceptance of telephone calls over the Internet by mainstream consumers;
•	Our ability to retain key personnel;
•	Our ability to maintain adequate customer care and manage our churn rate;
•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers; and
•	General economic conditions.

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

PART I

In this Annual Report on Form 10-KSB, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us,” and “our.”

Item 1. – Business

Overview

We are a provider of local, long distance and international voice telephone services.  We provide these services using a proprietary Linux-based open-source softswitch that utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted. We provide our digital telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology enables these carriers to quickly and inexpensively offer premiere broadband telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier’s unique brand.

The worldwide rollout of broadband voice services has allowed consumers and businesses to communicate at dramatically reduced costs in comparison to traditional telephony networks. Traditionally, telephone service companies have built networks based on circuit switching technology, which creates and maintains a dedicated path for individual telephone calls until the call is terminated. While circuit-switched networks have provided reliable voice communications services for more than 100 years, transmission capacity is not efficiently utilized in a circuit-switched system. When a telephone call is made on a circuit-switching technology platform, a circuit is created and remains dedicated for the entire duration of that call, rendering the circuit unavailable for the transmission of any other calls. Because of the high cost and inefficiencies of a circuit-switched network, we have never owned a circuit-switched network.

We have created scalable IP platform and have transitioned into a facilities-based digital telephony service provider to take advantage of the network cost savings that are inherent in an IP network. Our proprietary softswitch provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol (“SIP”) server suite. We control all of the features we offer to broadband voice customers because, rather than relying on a software vendor, we write the code for any new features that we desire to offer our customers. In addition, we have no software licensing fees as we only utilize open source software through which we share ideas and concepts with other companies that write open source code.

Our SIP servers are part of a cluster of servers that we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services. We believe the server farm structure can be easily and cost-effectively scaled as our broadband voice business grows. In addition, servers within our server farm can be assigned different tasks as demand on our network dictates. If an individual server ceases to function, our server farm is designed in a manner that subscribers should not have a call interrupted.  We support origination and termination using both the G.711 and G.729 voice codecs. Codecs are the algorithms that enable us to carry analog voice traffic over digital lines. There are several codecs that vary in complexity, bandwidth required and voice quality. G.711 is a standard to represent 8-bit compressed pulse code modulation samples for signals of voice frequency. We prefer the G.729 codec, which allows us to utilize the Internet in more cost-effective ways and allows for the compression of more calls in limited bandwidth, which reduces a call to approximately 8 kilobits per second. For all of our retail customers and our more sophisticated wholesale accounts, we use G.729 to save cost and enhance the quality of the call.

Development of Business

We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high quality handbags, totes, luggage and sport bags. In 1999, we divested our handbag and luggage operations, which had experienced several years of operating losses.

We commenced operations in the telecommunications industry in fiscal 1998 by acquiring Essex Communications, Inc. (“Essex”), a newly-formed Competitive Local Exchange Carrier (“CLEC”) formed to attract and retain a geographically-concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.

In January 2000, we acquired Telecarrier Services, Inc. (“TSI”), a CLEC that operated primarily in the states of New Jersey and New York provided long distance service in 13 states. Most of TSI’s operations were acquired by Essex after the acquisition was complete, and TSI maintained its licenses as an inactive subsidiary. On July 29, 2002, TSI commenced a case under chapter 11 of the Bankruptcy Code. In February 2004, TSI filed a plan of reorganization pursuant to which the capital stock of a reorganized TSI would be sold by competitive bid and the proceeds from the sale of such stock would be used to make distributions to creditors of TSI. In April 2004, the court accepted our plan to purchase all the stock of a reorganized TSI for a price of $325,000. The purchase of TSI and its emergence from bankruptcy was completed in October 2004.

On December 31, 2002, we sold certain assets of Essex to Essex Acquisition Corp. (“EAC”), a wholly-owned subsidiary of BiznessOnline.com, Inc. (“Biz”). EAC purchased selected assets and assumed certain liabilities in conjunction with this transaction. The remaining shell of Essex was sold to Glad Holdings, LLC on September 11, 2003.

In November 2002, we began the operations of New Rochelle Telephone Corp. (“NRTC”) as a start-up CLEC.  We built a customer base in NRTC similar to the one we had sold to EAC.  On June 1, 2007, we sold TSI and NRTC to two wholly-owned subsidiaries of Cyber Digital, Inc., a publicly-traded shell company.

Our CLEC operations always leased circuit-switched network elements from other carriers in order to provide wireline services to customers. Although we entered the telephone business in 1998 by leasing wirelines, it was always our intention to use that platform as a stepping-stone on our way to becoming an IP telephone company. Consequently, we sold our wireline business during fiscal 2007.  In conjunction with this sale and our exclusive focus on IP telephony, in December 2007 we changed our name to Pervasip Corp. from eLEC Communications Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” and our intention is to be known as a pervasive IP company with a ubiquitous global presence.

In 2004, we incorporated VoX Communications Corp. (“VoX”) as our wholly owned IP subsidiary to pursue the deployment of our own IP network for digital telephony services. In addition to the general cost advantages of digital telephone service noted above, we believe IP communication technologies will continue to rapidly advance and will further the potential for the Internet to become the preferred medium of communication and commerce. Consequently, in fiscal 2006 and 2007, we expended a vast amount of our resources on the planning, development and implementation of our IP network. Although we allow individual users to purchase our digital voice service on the VoX website at www.voxcorp.net, we have focused our efforts on becoming a wholesale provider of digital voice services. As a wholesaler, we enable broadband service providers to sell a voice product to their existing customers before a retail digital telephone company approaches the broadband customer with its voice product. This wholesale model contains many cost advantages for us, especially with regard to customer acquisition costs. Companies that sell digital voice services on a retail level typically experience significant customer acquisition costs because of the high marketing expenses and special promotions they use to attract an end-user who already has broadband service. We do not incur the expense of retail customer acquisitions, as these costs are borne by our wholesale customers. Our wholesale customers, however, often can attract retail customers in a more cost-effective manner than we can because the wholesale customer already has a customer base of end-users who are utilizing broadband services.

Available Information

We maintain a corporate website with the address www.pervasip.com.  We have not incorporated by reference into this Report on Form 10-KSB the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

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

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of companies that sell broadband services. Many of our targeted wholesale customers and some of our existing wholesale customers have significant financial resources to market a private-labeled digital voice product to their existing customer base or to new customers. We believe our strength is our technology-based platform.  In providing our technology on a wholesale basis, our goal is to obtain and manage 500 customers that have an average customer base of 1,000 end-users. We believe we will be more successful and more profitable taking this approach to reaching 500,000 end-users than we would be if we tried to attract and manage 500,000 individual end-users by ourselves.

Principal Products and Markets

Our IP telephony offerings are tailored to meet the specific needs of unique wholesale customers. We focus on marketing to wholesale accounts that have an existing customer base of residential and small business users. We believe we provide compelling product offerings to Cable Operators, Internet Service Providers (“ISPs”), Wireless Internet Service Providers (“WISPs”), CLECs and other broadband service providers, as we enable them to quickly roll out private-labeled broadband voice solutions to their residential and small business customers.

Cable Operators - We have identified approximately 3,000 U.S. cable operators in the United States. These 3,000 operators are made up of more than 75 large multiple system operators (“MSOs”) and over 2,900 independent cable operators. There are approximately 93 million cable subscribers today or 85% of all television households. Of the 3,000 cable providers, there are over 9,100 cable systems. All of these cable operators are potential wholesale customers of our digital voice product. It is important to note that every MSO is probably already selling some form of a digital voice product, typically a packet cable solution in large metropolitan areas. We are currently in discussions with two of the 10 largest MSOs, which are now testing our product because they realize they need a SIP-based solution to provide voice services to millions of subscribers on a cost-effective basis in the secondary and tertiary markets. The equipment expenditures required under packet cable generally do not justify the capital investment in the remote areas of an MSO’s footprint. We believe our SIP-based solution, which does not require our wholesale customers to purchase any equipment, is a reliable low-cost solution for any carrier.  We anticipate that the MSOs with which we are currently negotiating will be able to generate revenue sooner than our wholesale customers that have never sold a telephony product, because the MSOs already have experience with selling, marketing, billing, customer service and other operational aspects related to providing digital voice services.

We intend to exhibit at the next cable show in May 2008 with the Arris 502G modem that can provide our telephone service over a cable TV connection without requiring a broadband connection.  This product allows the cable companies two significant benefits.  First, the addressable market becomes the cable operator’s entire customer base, and not just its broadband customers, if it uses the 502G as its cable TV modem.  Second, the cable carrier will save approximately $60 on each digital telephone line sold because it will not have to buy an analog telephone adapter (ATA) from us to carry the digital telephone service over the broadband connection.

ISPs – According to Yahoo Business Directory, there are approximately 3,800 ISPs in the United States today. They range in size from small town ISPs to those with several international facilities. This potential customer base has been under considerable pressure of late to offer more services to compete against the major telecom companies and MSO cable companies. Furthermore, we believe ISPs are looking for additional revenue streams as the pricing pressure on Internet access has steadily increased. Many ISPs in the major cities have either sold their client base to larger operators or found a unique niche to stay in business. We believe the secondary and tertiary markets are most likely a better target for our services. We have joined the Federation of Internet Solution Providers of the Americas to give us better access to these potential customers.

WISPs - From Starbucks and McDonalds to the cities of San Francisco and Philadelphia, wireless Internet access is a powerful force in the broadband market. Research firm Parks & Associates forecasts dramatic overall growth in the WISP market over the next few years, estimating that total WISP revenues in the United States will reach nearly $2 billion in 2008.  We estimate there are more than 750 WISPs in the US. As with any broadband medium, these providers want to layer on as many applications and additional revenue streams as possible.  Although the voice-over-Wi-Fi market is young, companies such as Clearwire have proven the market’s demand by rolling out voice-over-Wi-Fi and WiMax in 13 markets in the United States.

We have become a member of WISPA, a wireless broadband association, which allows us to market our IP telephony services to the association’s approximately 250 members.  We have begun doing so and we have 10 WISPA members in trial.

CLECs – CLECs provide a local exchange service over a wireline and generally are experiencing cost increases for line rentals and usage. For some CLECs, the logical step is to begin offering a bundle of high-speed Internet service and IP telephony service to their existing wireline customers. While the revenue per line on voice service decreases as a result of transitioning a customer from a wireline to a digital telephone line, the CLEC typically enjoys a higher gross margin on the sale of digital phone service.  We do not actively pursue sales to CLECs, but have several CLECs as customers because they do not have the time or resources to build their own digital telephone solution and they need an IP telephony product to combat the customer churn from customers leaving their wireline service for the less expensive digital phone service.

Other Broadband Providers - Various other entities provide a broadband service that is suitable for our IP telephony product. We have satellite providers and broadband-over-powerline providers that use our digital voice service. We are not able to predict at this time the broadband market penetration that these types of entities will obtain. It is possible that broadband over powerline will be able to carry our voice product to areas in which cable operators and telephone companies cannot bring their broadband.

Agent and retail sales - Our focus is to serve the wholesale IP digital voice market. We do, however, maintain a web site for retail sales so that agents can promote and sell our product. For example, one multi-level-marketing company is using our site to offer our digital voice service to its members in Puerto Rico. We also offer a low-cost, toll-free product on a wholesale and retail basis.  We have switched hundreds of toll-free telephone numbers to our platform primarily because we can offer a significant per-minute savings to our customers. We have agents and Internet marketing programs directed toward finding companies that are spending more than $100 a month on their toll-free service. We find that, depending which state a company is located in and how many in-state calls it receives, we can frequently reduce a company’s costs of its toll-free service by more than 50%. Many states, such as New Mexico and Arizona, still have in-state rates that are higher than ten cents a minute. We offer in-state rates at 3.9 cents a minute.

Our Network

We operate a sophisticated IP network to deliver our broadband voice services. We carefully monitor the network as it automatically minimizes the route taken by packets carrying a voice conversation, and self-regulates traffic volumes to directly control the quality of service from the origination to the termination of a call. Calls are connected on our network with minimal post-dial delay and our G.729 compression yields virtually no jitter. When compared to other broadband voice carriers or wireline connections, we deliver a high quality call. Our softswitch utilizes advanced SIP infrastructure on a cluster of SIP servers and has the ability to scale at a low cost. We believe the collective thought process of our SIP servers makes us unique, as our servers are capable of “thinking” about what they are doing and will perform self-healing functions when necessary to ensure a call is not dropped.  Unlike many of our competitors, we do not rely on Microsoft to power our softswitch.  By using our own open-source software platform, we are able to update the network as needed, avoid the delays of waiting for software upgrades from Microsoft and avert the problems associated with having too much reliance on one vendor in order to run our network.

We consider voice to be an application on an IP transport. Our network does not use the mainframe technology approach that Sonus Networks, Inc. or BroadSoft, Inc. promotes.  Instead, we have a fully-scalable, redundant, power-backed stable platform with a server farm that contains no specifically-designed telecom equipment. By not relying on the telecom equipment and related software of the larger equipment vendors, we are able to own and control our own proprietary source code and to scale without the limitations and delays associated with equipment financing, installation, integration and source code updates that equipment vendors impose on other broadband voice carriers.

Competition

The communications industry is highly competitive and the market for enhanced Internet and IP communications services is new and rapidly evolving. We believe the primary competitive factors that will determine our success in the Internet and IP communications market are:

•	Quality of service
•	Responsive customer care services
•	Ability to provide customers with a telephone number in their local calling area
•	Pricing levels and policies
•	Ability to provide E911 and 911 service
•	Bundled service offerings
•	Innovative features
•	Ease of use
•	Accurate billing
•	Brand recognition
•	Quality of ATA supported by us and used by our customer

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

We anticipate that competition will also come from several traditional telecommunications companies, including industry leaders, such as AT&T Inc., Sprint Nextel Corporation, Deutsche Telekom AG, and Qwest Communications International, Inc., as well as established broadband services providers, such as Time Warner Inc., Comcast Corporation and Cablevision Inc. These companies all have announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

•	substantially greater financial, technical and marketing resources;
•	stronger name recognition and customer loyalty;
•	well-established relationships with many of our target customers;
•	larger networks; and
•	large existing user base to cross sell new services.

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

Major Customer

We have one customer that accounted for 51.1% of our revenue in fiscal 2007, or more than $500,000. Loss of this account would be detrimental to us, partially because this account helps us to engage large potential accounts and is steadily billing more than $50,000 a month, which amount is growing. We look for some of our existing accounts and several new accounts to replicate the monthly revenue generated by this major customer. In February 2008, one of our customers that accounted for 3.9% of our revenues in fiscal 2007 grew to approximately $91,000 in revenues for the month of February and continues to expand its growth in March 2008.

Government Regulation

The Federal Communications Commission (“FCC”) has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum.

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business.

On March 10, 2004, the FCC initiated a broad rulemaking proceeding concerning the provision of voice and other services and applications utilizing IP technology. While the FCC has not released an order in this proceeding, it has addressed some of the questions raised by the rulemaking in subsequent proceedings. Although the FCC has not adopted a formal definition of broadband voice services, we use the term generally to include any IP-enabled services offering real-time, multidirectional voice functionality, including, but not limited to, services that mimic traditional telephony.

In June 2005, the FCC adopted rules requiring providers of broadband voice services to provide 911 emergency access. We believe we are in compliance with this order. In August 2005, the FCC adopted rules that these providers must design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act. We anticipate that we will continue to develop technologies as required by governmental regulation that support emergency access and enhanced services.  We believe that almost all digital voice providers have difficulty in achieving full compliance within the stated deadlines due to the level of complexity and cost of some of the requirements. We find that we in a position similar to our peers in the industry, where a strict interpretation of an FCC order could lead to an enforcement action including fines or an order to cease and desist marketing a certain service in a certain area where we do not have full compliance.

In June 2006, the FCC announced that interconnected digital voice providers, such as VoX, would be required to contribute to the Universal Service Fund (“USF”) on an interim basis, beginning October 2006. The FCC permitted interconnected digital voice providers to determine their USF contribution according to one of three different calculation methods. Implementation of the regulatory requirements compelled by the FCC’s action take considerable time and cost, and we cannot guarantee that we have implemented these requirements fully. If we fail to report our revenue and remit USF on that revenue accurately, we may be subject to late fees, penalties or other actions, which could negatively affect our business.

In April 2007, the FCC released its order extending the application of the customer proprietary network information (“CPNI”) rules to interconnected VoIP providers.  CPNI includes information such as the telephone numbers called by a consumer; the frequency, duration and timing of such calls; and any services and features purchased by the consumer, such as call waiting, call forwarding and caller ID.

Under the FCC’s existing rules, carriers may not use CPNI without customer approval except in circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

At the present time, we do not utilize our customer’s CPNI in a manner that would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. We will soon be required to implement internal processes in order to be compliant with all the CPNI rules.

Other action by the FCC has expanded the possibility that our digital voice services may become subject to state regulation, which will likely lead to higher costs and reduce some of the competitive advantage digital voice services hold over traditional telecommunications services.

Employees

As of February 15, 2008, we employed 15 employees on a full-time basis.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.

Item 2. – Properties

The following table sets forth pertinent facts concerning our office leases at February 15, 2008.

Location	Use	Approximate Square Footage	Annual Rent

75 South Broadway White Plains, NY 10601	Office	4,000	$-0-

118 Celebration Avenue Celebration, FL 34747	Office	2,000	$54,000

5955 T.G. Lee Boulevard Orlando, Florida	Office	7,000	$129,000

The lease for our office space in White Plains, New York is in the name of a former subsidiary, NRTC, which we sold on June 1, 2007. We maintain three employees at this location and have been operating here without incurring rent expense, as the three employees also do work for the NRTC under an agreement with the purchaser. Our lease for our office space in Celebration, Florida is expired and we intend to remain there on a month-to-month basis until we can move to a new facility in Orlando, Florida. We also lease colocation space in Orlando that is subject to written agreements that are renewable each year. We recently signed a one-year sublease for additional office space of approximately 6,000 square feet to meet our operating needs in fiscal 2008, and we hope to move into that space before March 31, 2008. We believe we will need approximately 1,000 square feet of rental space in New York for our New York employees by the third quarter of 2008, at an approximate cost of $25,000 a year.

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

Item 4. - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. - Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on The OTC Bulletin Board® (“OTCBB”) under the symbol PVSP. Prior to February 21, 2008 our common stock traded on the OTCBB under the symbol ELEC. The high and low closing price for each quarterly period of our last two fiscal years are listed below:

Fiscal 2006	High	Low

1st Quarter	$0.48	$0.37
2nd Quarter	0.50	0.35
3rd Quarter	0.40	0.25
4th Quarter	0.27	0.17

Fiscal 2007

1st Quarter	$0.41	$0.23
2nd Quarter	0.37	0.23
3rd Quarter	0.34	0.16
4th Quarter	0.26	0.12

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of February 15, 2008, there were 190 holders of record of our common stock and approximately 2,000 beneficial holders.

We have never paid dividends on our common stock and do not expect to do so in the foreseeable future. Our loan agreements with Laurus Master Fund, Ltd. (“Laurus”) do not allow us to directly or indirectly declare or pay any dividends so long as certain amounts of our secured convertible term notes to Laurus remain outstanding.

Recent Issuances of Unregistered Securities

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering.

During the three months ended November 30, 2007, we sold in private placements (i) 900,000 shares of common stock at $.139 per share, together with 675,000 warrants to purchase shares of common stock at $.20 per share; (ii) 706,670 shares of common stock at $.15 per share together with warrants to purchase 1,060,000 shares of common stock at $.20 per share; (iii) 155,556 shares of common stock at $.17 per share; and (iv) secured term notes in the aggregate principal amount of $4,000,000, together with warrants to purchase up to 126,296,096 shares of common stock at $.10 per share.

In October 2007, we issued 25,000 shares of common stock for consulting services to an independent contractor.

        The following table provides information as of November 30, 2007 with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:

1995 Stock Option Plan(1)	684,000	$0.28	-
1996 Restricted Stock Plan(2)	-	0.28	400,000
2007 Equity Incentive Plan(3)	525,000	0.21	1,450,000
Subtotal	1,209,000		1,850,000

Equity compensation plans not approved by security holders:

Employee stock options	1,900,000	0.24	-
2004 Equity Incentive Plan(3)	804,000	0.39	196,000
2007 Contingent Option Plan(4)	7,893,506	0.18	-
Institutional Marketing Services, Inc. (5)	100,000	0.63	-
Capital TT, LLC(6)	150,000	0.63	-
Subtotal	10,847,506		196,000

Total	12,056,506		2,046,000

(1)	Options are no longer issuable under our 1995 Stock Option Plan.

(2)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(3)	Our 2004 and 2007 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(4)	The contingent options vest only if two consecutive months of positive cash flow from operations is achieved before October 2008.

(5)	Warrants were granted for investor relation services.

(6)	Warrants were issued for consulting services.

Item 6. - Management’s Discussion and Analysis or Plan of Operations

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 1 of this Report for additional factors relating to such statements.

Overview

We have completed our vision of becoming an Internet telephony company. We sold our telephone business that operated over wirelines, and now we route all of our customers’ telephone calls over the Internet. Our IP technology enables voice communications over the Internet through the conversion of voice signals into data packets. In order to use digital voice service, customers must have access to a high-speed Internet connection. We believe our digital voice services will attract many wholesale customers who are seeking a low-cost and high-quality alternative to traditional telephone services.

We offer a customized wholesale solution to other service providers. Because of the intense competition on the retail level and the high marketing costs that digital voice providers have incurred to acquire a subscriber, we decided that we will not compete in the retail arena. Our goal is to obtain 500 customers that will private label and resell our digital voice services to their customer bases. We target companies that are already providing high-speed Internet services, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, broadband-over-powerline companies, and satellite broadband providers. We anticipate that our wholesale customers will be able to sell our digital voice service to an average of at least 1,000 of their customers. We believe our approach, in which we are seeking 500 customers that we will manage, and a total of at least 500,000 end users, which our customers will manage, will provide us with the quickest and least expensive way of leveraging our technology. Under our approach, we will avoid the expensive customer acquisition costs that other broadband voice carriers are experiencing as they try to find a broadband end-user to try their product.  Rather than incurring customer acquisition costs ourselves, our customers, which should be able to incur reduced marketing expenses because they have imbedded customer bases already buying broadband service, incurs these expenses. We believe we can empower small and medium-sized broadband providers with the ability to take customers away from the traditional telephone companies.

Through February 20, 2008, we have signed agreements with 107 wholesale customers. We categorize them as 32 resellers, 30 agents, 10 application service providers and data integrators, nine carriers, eight CLECs, seven cable operators, seven WISPs, and four ISPs. In general, we anticipate that our customers that are cable operators, WiFi carriers and ISPs will be more successful in generating sales of our digital voice product without overspending to complete the sale.

Some of our wholesale accounts experience delays before they develop and execute their marketing plans. We provide the technology and the technical assistance they need to offer an IP telephony service over their broadband. We also give them suggested marketing information and customer service training to encourage them to begin selling the digital voice product immediately; however, we cannot control the marketing budget, the personnel resources or the timing of the launch of their broadband voice services. In January 2008, we billed 53 wholesale customers. 35 of our wholesale customers have not yet turned up our service. We anticipate that some of our wholesale customers will never actually sell our service and we believe that 10 of our wholesale customers that initially were selling our product may no longer sell it. However, we see many indications that our digital voice services are beginning to generate the rapid sales growth we have been anticipating, as we billed approximately $10,000 a day during the final week of February 2008, which is approximately three times as much as our daily revenue in December 2007.

Revenues

Revenues consist of telephony services revenue and customer equipment revenue.

Telephony services revenue. The majority of our operating revenues are telephony services revenues. We offer several bundled plans, unlimited plans and basic plans for wholesale and retail customers. Each of our unlimited plans offers unlimited domestic calling, subject to certain restrictions, and each of our basic plans offers a limited number of calling minutes per month. Under our basic plans, we charge on a per-minute basis when the number of calling minutes included in the plan is exceeded for a particular month. For all of our U.S. plans, we charge on a per-minute basis for international calls to destinations other than Canada. These per-minute fees are not included in our monthly subscription fees. Any plan we offer to our wholesale customers is also available to an individual end-user at a higher price that approximates the retail-selling price that most of our wholesale customers charge. We also have products that are on a per minute usage basis, such as toll-free telephone numbers to businesses and international cell phone termination.

We derive most of our telephony services revenue from usage fees and monthly subscription fees we charge our customers under our service plans. We also offer a fax service over broadband, virtual phone numbers, toll free numbers and other services, for each of which we may charge an additional monthly fee. We automatically charge service fees monthly in advance to the credit cards of all of our retail customers. Our wholesale customers typically do not pay by credit card, but are required to give us a deposit. Depending on the volume of revenue generated by a wholesale customer, we bill them either weekly or monthly.

We charge retail customers a fee for activating service. Further, since we do not charge a retail customer for the cost of an ATA, we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. These revenues were nominal in fiscal 2007.

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

Cost of Revenues

Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges we pay to other telephone companies to terminate digital voice calls on the public switched telephone network (“PSTN”). When a VoX subscriber calls another VoX subscriber, we do not pay an access charge, as the call routes through our network without touching the PSTN.

•	The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the PSTN of various long distance carriers.

•	The cost of leasing from other telephone companies the telephone numbers we provide to our customers. We lease these telephone numbers on a monthly basis.

•	The cost of co-locating our connection point equipment in third-party facilities owned by other telephone companies.

•
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

•
The cost of complying with the new FCC regulations regarding emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers. This cost may increase in future periods.

•	Taxes we pay on our purchases of telecommunications services from our suppliers.

Direct cost of customer equipment and shipping. Direct cost of equipment sold primarily consists of costs we incur when a customer first subscribes to our service. These costs include:

•	The cost of the equipment we provide to customers who subscribe to our service through our direct sales channel, in each case in excess of activation fees.

•	The cost of shipping and handling for customer equipment, together with the installation manual, we ship to customers.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Our revenues for fiscal 2007 increased by approximately $776,000, or approximately 348%, to approximately $999,000 as compared to approximately $223,000 reported for fiscal 2006. The increase in revenues was directly related to the increase in the number of wholesale customers using our IP telephony service. In November 2007, we billed 48 wholesale customers, as compared to 26 in November 2006. Furthermore, as our customers become more mature and accustomed to selling digital telephone service, our monthly revenue dollars per customer also increases. Our average monthly revenue per billed wholesale customer was approximately $1,900 in fiscal 2007, as compared to approximately $1,200 in fiscal 2006. In March 2008, we initiated services to a new customer that we billed more than $2,000 a day in usage as of March 13, 2008, and we increased services to a long-time customer that we billed approximately $5,000 a day in usage during the period March 1, 2008 to March 12, 2008. We anticipate that the rapid turn-up of these customers in March 2008 should cause our revenues for the month of March 2008 to exceed $300,000. Larger companies have been approaching us to use our services and we believe our ability to rapidly provision services for them is an advantage we have over other wholesale carriers.

Our gross loss for fiscal 2007 increased by approximately $63,000 to approximately ($246,000) from approximately ($309,000) reported in fiscal 2006, while our gross loss percentage of (24.6%) in fiscal 2007, as compared to (138.3%) in fiscal 2006, increased by 113.7 percentage points. Higher revenues have improved, and should continue to improve, our gross margins. With higher revenues, we should be able to cover our fixed network costs and buy minutes at a lower cost.

Selling, general and administrative expenses (“SG&A”) increased by approximately $635,000, or approximately 26.9%, to approximately $2,999,000 for fiscal 2007 from approximately $2,364,000 reported in the prior year fiscal period. The majority of this increase was for salaries and benefit-related expenses.

Depreciation and amortization expense increased by approximately $263,000 to approximately $589,000 for fiscal 2007 as compared to approximately $326,000 for the prior fiscal year. Deferred financing costs related to the Laurus financings we completed in November 2005, May 2006, and September 2007 (See Note 6) increased by approximately $193,000 and deprecation of our IP telephony platform increased approximately $70,000.

Interest expense decreased by approximately $54,000 to approximately $746,000 for the year ended November 30, 2007 as compared to approximately $800,000 for the prior fiscal year, primarily as a result of our pre-payment of debt in June 2007 (See Note 6).

Other income amounted to approximately $24,000 for the year ended November 30, 2007 as compared to $107,000 for the prior fiscal year. In 2007, other income consisted of interest income and six months of commission income. In 2006, other income resulted primarily from commission income.  For fiscal 2006, other income also included approximately $36,000 for the reduction of a liability previously accrued and $13,000 of miscellaneous refunds.

For the year ended November 30, 2007, we recorded income of approximately $573,000, which resulted from the change in the market value of the warrants issued to Laurus as part of the Laurus financings (See Note 6). This income was approximately $417,000 less than the income of $990,000 recorded for such purpose in fiscal 2006. The decrease in income in fiscal 2007 was a result of a smaller decline in the market value of our common stock at the end of fiscal 2007, as compared to the decrease in fiscal 2006.

For the fiscal year ended November 30, 2007, we recorded a gain on the sale of our CLECs of approximately $1,197,000, which consisted of the excess of the liabilities assumed over the assets purchased by the buyer. The CLECs generated pretax losses of approximately ($171,000) in fiscal 2007, as compared to pretax profits in fiscal 2006 of approximately $373,000, due to higher revenues and lower cost of services in fiscal 2006.

Liquidity and Capital Resources

At November 30, 2007, we had cash and cash equivalents of approximately $132,000 and working capital of approximately $244,000 as compared to cash and cash equivalents of approximately $1,156,000 and negative working capital of approximately $3,366,000 at November 30, 2006.

Net cash used in operating activities aggregated approximately $2,252,000 and $1,511,000 fiscal 2007 and 2006, respectively. The principal use of cash from operating activities in fiscal 2007 was the loss for the year of approximately $2,993,000 and a non-cash mark-to-market adjustment of approximately $573,000. The principal use of cash in 2006 was the loss of approximately $2,345,000, which was offset by amortization of debt discount of approximately $752,000.

Net cash used in investing activities aggregated approximately $305,000 and $263,000 in fiscal  2007 and 2006, respectively. The principal use of cash from investing activities in fiscal 2007 was the purchase of property and equipment of approximately $129,000 and cash that was included in the sale of subsidiaries of approximately $175,000. The principal use of cash from investing activities in fiscal 2006 was the purchase of property and equipment of approximately $259,000.

Net cash provided by financing activities aggregated approximately $1,351,000 and $2,905,000 in fiscal 2007 and 2006, respectively. The principal source of cash from financing activity in fiscal 2007 was the drawdown of approximately $1,042,000 from a restricted cash account that was established from the sale of secured term notes. The principal source of cash from financing activities in fiscal 2006 was the proceeds of approximately $3,379,000 from a private equity placement, net of fees of $490,000 from the sale of secured term notes. These amounts were partially offset by repayment of loan principal of approximately $341,000.

In fiscal 2007 and 2006, we spent approximately $129,000 and $472,000 on capital expenditures, primarily for software, servers and routers related to our IP network. We intend to continue additional software development in fiscal 2007.  We believe we also will make capital expenditures for our IP platform and that capital additions will be flexible depending upon the number of customers that we are able to attract to our network.

We have sustained net losses from operations during the last three years, as we have worked to build the software and back-office systems required to provide digital telephony services. Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings.  We continually evaluate our cash needs and growth opportunities and we believe we require additional equity or debt financing in order to achieve our overall business objectives. We completed a fourth round of funding with our lender on September 28, 2008 and borrowed $4 million to pay past-due payables and to support our projected future negative cash-flow.  Our lender releases cash to us from a restricted cash account so that our lender can evaluate the individual items upon which we make cash expenditures.  In conjunction with our lending agreement, the release of operating cash to pay our expenditures is totally in the discretion of our lender.  Although we are not yet profitable and we are not generating cash from operations, our lender has committed to us that it will continue to fund our operations at least until December 1, 2008 and will not call our loan.

New Accounting Standards

The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are herein incorporated.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

•	revenue recognition and estimating allowance for doubtful accounts;
•	valuation of long-lived assets;
•	income tax valuation allowance; and
•	valuation of debt discount.

We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and
•	changes in the estimate, or the use of different estimating methods, could have a material impact on our consolidated results of operations or financial condition.

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

Certain of our accounting policies are deemed “critical”, as they require management's highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates:

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

Impairment of Long-Lived Assets

We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2007 and 2006 there were no impairment losses.

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

Share-Based Payment

Effective December 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee and non-employee services. Accordingly, equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period. Consistent with our practices prior to adopting SFAS 123(R), we calculate the fair value of our employee stock options and non-employee options and warrants using the Black-Scholes option pricing model. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award. Compensation expense for contingent stock option awards is recognized when it is probable that the contingent event will occur.

Item 7. – Financial Statements and Supplementary Data

The information required by Item 310(a) of Regulation S-B is included herein, commencing on page F-1.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have noted inadequately-designed accounting system within our VoX subsidiary. We continue to address weaknesses so that our month-end substantive procedures can be moderated. Subsequent to the end of fiscal 2007, we have implemented daily automated reporting, which has provided a significant improvement to the flow of financial information. As reported in fiscal 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. This lack of staffing continued throughout fiscal 2007 and remains at the date of this report. Management believes the lack of qualified personnel, in the aggregate and the inadequate accounting system for VoX amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

We are also evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are not an accelerated filer for fiscal year 2007. As a result, the internal controls certification and attestation requirements of Section 404 did not apply to us for the fiscal year ended November 30, 2007.

Item 8B. Other Information.

None.

PART III

Item 9. – Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, is incorporated by reference herein.

Item 10. - Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

Item 12. - Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

Item 13. – Exhibits

(a) Documents filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of November 30, 2007
Consolidated Statements of Operations for the Years ended November 30, 2007 and 2006
Consolidated Statements of Stockholders’ Equity Deficiency for the years ended November 30, 2007 and 2006
Consolidated statements of Cash Flows for the years ended November 30, 2007 and 2006
Notes to Consolidated Financial Statements for the years ended November 30, 2007 and 2006

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

(c)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.
(d)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.
(e)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.
(f)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.
(g)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.
(h)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.
(i)	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.
(j)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.

(10) Material Contracts

(a)	1995 Stock Option Plan, incorporated by reference to Exhibit 10(I) to our Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
(b)	1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996.
(c)	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.
(d)
Office Lease between Lexin Celebration, LLC, as Landlord, and Vox Communications Corp., as Tenant, dated January 25, 2005, incorporated by reference to Exhibit 10(e) to our Annual Report on Form 10-KSB for the year ended November 30, 2004.

(e)
Securities Purchase Agreement, dated as of February 8, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2005.

(f)
Master Security Agreement, dated as of February 8, 2005, among us, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005.

(g)
Stock Pledge Agreement, dated as of February 8, 2005, executed by our Company in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 8, 2005.

(h)
Subsidiary Guaranty, dated as of February 8, 2005, executed by New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.

(i)
Registration Rights Agreement, dated as of February 8, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated February 8, 2005.

(j)
Common Stock Purchase Warrant, dated as of February 8, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated February 8, 2005.

(k)
Form of Common Stock Purchase Warrant, dated as of February 8, 2005, issued by our Company to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated February 8, 2005.

(l)
Securities Purchase Agreement, dated as of November 30, 2005, our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.

(m)
Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

(n)
Registration Rights Agreement, dated as of November 30, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 30, 2005.

(o)
Common Stock Purchase Warrant, dated as of November 30, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 30, 2005.

(p)
Form of Common Stock Purchase Warrant, dated as of November 30, 2005, issued by our Company to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 30, 2005.

(q)
Securities Purchase Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.

(r)
Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.

(s)	Funds Escrow Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 31, 2006.
(t)
Restricted Account Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 31, 2006.

(u)
Common Stock Purchase Warrant, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 31, 2006.

(v)
Form of Common Stock Purchase Warrant, dated as of May 31, 2006, issued by our Company to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 31, 2006.

(w)
Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2006.

(x)
Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 14, 2006.

(y)
Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

(z)	Secured Term Note, dated as of September 28, 2007, of our Company to Calliope Capital Corporation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2007.
(aa)	Secured Term Note, dated as of September 28, 2007, of our Company to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2007.
(bb)
Funds Escrow Agreement, dated as of September 28, 2007, among our Company, Loeb & Loeb LLP and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 4, 2007.

(cc)	Form of Common Stock Purchase Warrant, dated as of September 28, 2007 of our Company, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 4, 2007.
(dd)
Third Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 4, 2007.

(ee)
Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 4, 2007.

(ff)
Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Vox Communications Corp., Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

(gg)
Subsidiary Guarantee dated as of September 28, 2007 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

(hh)
Restricted Account Agreement, dated as of September 28, 2007 by and among North Fork Bank, our Company and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated October 4, 2007.

(ii)
Master Security Agreement dated as of September 28, 2007 among our Company, Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

(jj)
Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

(kk)	Sublease Agreement between Oracle USA, Inc. as Sublandlord, and our Company and VoX Communications Corp., as Subtenants, dated February 15, 2008.
(ll)	2007 Contingent Option Plan.

(22) Subsidiaries - The significant wholly-owned subsidiary is as follows:

Name	Jurisdiction of Organization

VoX Communications Corp.	Delaware

(23)          Consent of Nussbaum Yates Berg Klein & Wolpow, LLP

(31.1)	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our 2008 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 12th day of March 2008.

PERVASIP CORP.
(Company)

By: /s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chairman of the Board of Directors	March 14, 2008
Paul H. Riss	Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

/s/ Greg M. Cooper	Director	March 14, 2008
Greg M. Cooper

/s/ Mark Richards	Director	March 14, 2008
Mark Richards

PERVASIP CORP. AND SUBSIDIARIES

YEARS ENDED NOVEMBER 30, 2007 AND 2006

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PERVASIP CORP. AND SUBSIDIARIES

YEARS ENDED NOVEMBER 30, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page Number

Financial Statements

Report of Independent Registered Public Accounting Firm	F - 3

Consolidated Financial Statements

Balance Sheet	F - 4

Statements of Operations	F - 5

Statements of Stockholders’ Equity Deficiency	F - 6

Statements of Cash Flows	F - 7

Notes to Financial Statements	F - 8 to F - 22

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pervasip Corp.
White Plains, New York

We have audited the consolidated balance sheets of Pervasip Corp. and subsidiaries as of November 30, 2007 and the related consolidated statements of operations, stockholders’ equity deficiency, and cash flows for the years ended November 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasip Corp. and subsidiaries as of November 30, 2007, and the consolidated results of their operations and cash flows for the years ended November 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York
March 14, 2008

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$132,078
Restricted cash	1,622,074
Accounts receivable, net of allowance of $52,632	123,682
Prepaid expenses and other current assets	441,740

Total current assets	2,319,574

Property and equipment, net	766,061

Deferred finance costs, net	715,883

Other assets	115,537

Total assets	$3,917,055

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$84,604
Accounts payable and accrued expenses	1,991,055
Accrued pension obligation	777,250

Total current liabilities	2,852,909

Long-term debt and capital lease obligations, less current maturities	2,495,714
Warrant liabilities	4,748,180

Total liabilities	10,096,803

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, $.10 par value; 150,000,000 shares	--
authorized; 25,835,458 shares issued and outstanding	2,583,546
Capital in excess of par value	27,783,972
Deficit	(36,547,266)

Total stockholders’ equity deficiency	(6,179,748)

Total liabilities and stockholders’ equity deficiency	$3,917,055

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

	2007	2006

Revenues	$999,118	$222,737

Cost and expenses:
Costs of services	1,245,080	530,867
Selling, general and administrative	2,998,714	2,363,801
Provision for bad debts	36,712	16,807
Depreciation and amortization	588,887	326,283

Total costs and expenses	4,869,393	3,237,758

Loss from operations	(3,870,275)	(3,015,021)

Other income (expense):
Interest expense	(746,200)	(800,493)
Other income, net	24,742	106,990
Mark to market adjustment of warrant liabilities	573,473	990,107

Total other income (expense)	(147,985)	296,604

Loss from continuing operations before discontinued operations	(4,018,260)	(2,718,417)

Discontinued operations:
Gain (loss) from discontinued operations	(171,250)	373,362
Gain on disposal of discontinued operations	1,196,944	-
Gain from discontinued operations	1,025,694	373,362

Net loss	$(2,992,566)	$(2,345,055)

Basic earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(.17)	$(.16)
Earnings from discontinued operations	.04	.02
Loss per share	$(.13)	$(.14)

Weighted average number of common shares outstanding:
Basic	23,398,245	17,338,268
Diluted	23,398,245	17,338,268

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY
YEARS ENDED NOVEMBER 30, 2007 AND 2006

	Common Stock
			Capital in Excess		Accumulated Other	Total Stockholders’
	Shares	Amount	of Par Value	Deficit	Comprehensive Loss	Equity Deficiency

Balance, November 30, 2005	16,839,282	$1,683,928	$27,169,409	$(31,209,645)	$(7,419)	$(2,363,727)

Net loss				(2,345,055)		(2,345,055)

Unrealized holding loss					(1,683)	(1,683)

Comprehensive loss						(2,346,738)

Exercise of common stock options	390,000	39,000	60,800			99,800

Issuance of common stock	5,180,000	518,000	(28,240)			489,760

Employee stock based compensation			188,595			188,595

Cancellation of beneficial conversion feature of convertible notes payable			(534,676)			(534,676)

Stock, options and warrants granted for services	25,000	2,500	215,696			218,196

Balance, November 30, 2006	22,434,282	2,243,428	27,071,584	(33,554,700)	(9,102)	(4,248,790)

Net loss				(2,992,566)		(2,992,566)

Reclassification adjustment for loss included in net loss					9,102	9,102

Comprehensive loss						(2,983,464)

Exercise of warrants	480,952	48,095	--			48,095

Private placement of stock	1,762,224	176,223	81,222			257,445

Stock issued in connection with disposition of subsidiaries	808,000	80,800	194,200			275,000

Employee stock based compensation			141,176			141,176

Options and warrants granted for services and short-term borrowings			267,040			267,040

Stock issued for services	350,000	35,000	28,750			63,750

Balance, November 30, 2007	25,835,458	$2,583,546	$27,783,972	$(36,547,266)	$-	$(6,179,748)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

	2007	2006

Operating activities:
Net loss	$(2,992,566)	$(2,345,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	736,347	546,978
Non-cash stock based compensation	141,176	188,595
Common stock, options and warrants granted for services	134,460	75,358
Provision for bad debts	36,712	172,268
Amortization of debt discount	566,969	751,890
Non-cash mark to market adjustment	(573,473)	(990,107)
Changes in assets and liabilities:
Accounts receivable	469,803	187,422
Prepaid expenses and other current assets	49,505	(51,556)
Other assets	33,988	(12,818)
Accounts payable and accrued expenses	(854,907)	151,135
Taxes payable	--	(72,530)
Deferred revenues	--	(112,100)

Net cash used in operating activities	(2,251,986)	(1,510,520)

Investing activities:
Purchase of property and equipment	(129,171)	(258,687)
Cash transferred in sale of subsidiaries	(175,348)	-
Purchase of investment securities	-	(4,001)

Net cash used in investing activities	(304,519)	(262,688)

Financing activities:
Net proceeds from short-term borrowing	$370,000	$-
Repayment of short-term borrowings	(370,000)	(326,103)
Inflow from restricted cash account	1,041,961	-
Proceeds from issuance of common stock	201,445	489,760
Proceeds from officer note	81,000	-
Repayment of officer note	(25,000)	-
Proceeds from exercise of warrants	48,095	-
Proceeds from exercise of stock options	-	99,800
Proceeds from secured term notes	475,000	3,379,000
Debt issuance costs paid	(130,289)	(145,047)
Payments of long-term debt	(341,154)	(592,675)

Net cash provided by financing activities	1,351,058	2,904,735

Increase (decrease) in cash and cash equivalents	(1,205,447)	1,131,527

Cash and cash equivalents at beginning of year	1,337,525	205,998

Cash and cash equivalents at end of year	$132,078	$1,337,525

Cash paid during the year for:
Interest	$556,591	$421,038
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

See Notes 5, 6, 13 and 14 for non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

1.           Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Pervasip Corp. (“Pervasip” or the “Company”), formerly known as eLEC Communications Corp., is a provider of digital telephony services, products and hosted solutions.  The Company offers its customers high-quality internet telephone products and services that are a viable and cost-effective alternative to traditional wireline telephone services. Most of the Company’s customers are broadband service providers or other telephone service providers. The Company provides them with a customized private label internet protocol (“IP”) telephony service, as well as a back-office and web suite of services.  The Company uses Session Initiation Protocol technology to provide all the components needed to support its IP telephony service.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions.

Discontinued Operations

Effective June 1, 2007, the Company sold its competitive local exchange carriers ("CLECs") business. The Company's consolidated balance sheet and consolidated statements of operations for the years ended November 30, 2007 and 2006 reflect the results of this business as Discontinued Operations. Accordingly, the 2006 financial statements have been reclassified.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are recorded at cost. Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets.  The estimated useful lives are three to five years for computer equipment and software and five years for furniture and fixtures.

Computer Software Development Costs

Direct development costs associated with internal-use computer software are accounted for under Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and are capitalized. Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred. Amortization is provided on a straight-line basis over the shorter of five years or the estimated useful life of the software.

Computer software developed or obtained for internal use were included in property and equipment at November 30, 2007 and were carried at $832,700, less accumulated depreciation of $307,965, at November 30, 2007. Amortization expense was $149,048 and $119,642, respectively, for the years ended November 30, 2007 and 2006.

Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates that will be in effect when these differences reverse, and the effect of net operating loss carryforwards. Deferred tax expense is the result of changes in deferred tax assets and liabilities. A valuation allowance has been established to eliminate the deferred tax assets as it is more likely than not that such deferred tax assets will not be realized.

Revenue Recognition

Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services.  Revenues for carrier interconnection and access are recognized in the period in which the service is provided.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  The Company extends credit to its customers and generally requires a deposit to minimize its credit risk.  Once a customer is billed for services, the Company actively manages the accounts receivable and will return the deposit if the customer has a track record of making timely payments of invoices for six consecutive months.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer’s service and provides an allowance for the related amount receivable from the customer.  The Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. As of November 30, 2007, the Company had one customer that constituted 47% of its accounts receivable. For the years ended November 30, 2007 and 2006, this one customer also accounted for 51% and 35% of the Company’s revenues.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

Deferred Finance Costs

Deferred finance costs represent costs incurred in connection with securing financing and are amortized over the loan term.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.  For 2007 and 2006, the Company excluded from its loss per share calculations potentially dilutive securities of 149,507,266 and 10,853,168 because their effect on loss per share was anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents amounts held in an interest bearing account that are subject to approval by the Company’s secured lender before the cash is expended.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values. For the years ended November 30, 2007 and 2006, the Company incurred significant operating and cash flow losses. Combined with a previous history of such losses, as of November 30, 2007 and 2006, the Company evaluated whether the carrying amount of the long-lived assets of this business were recoverable. Based upon cash flow analysis, among other factors, the Company determined that such assets were not impaired.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, and conclusions regarding the impairment of long-lived assets. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed as incurred.  Such costs were not significant in 2007 and 2006.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged.  Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).  At November 30, 2007 and 2006, the Company did not have any derivative instruments that were designated as hedges.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of significant financial instruments:

•	Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

•	Short-Term Borrowings and Capital Lease Obligations

The fair value of the Company’s capital lessee obligations are estimated based on current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amount.

•	Long-Term Debt

Based on discussions with its lender, the Company does not believe that its long-term debt had significant value.

•	Derivative Instruments

The Company has issued debt and/or equity instruments, some of which have required a determination of their fair value and/or the fair value of certain related derivatives, where quoted market prices were not published or readily available.  The Company bases its fair value determinations using the Black-Scholes method, which requires judgments and estimates including, the volatility of the Company’s common stock, expected dividends on the Company’s common stock, interest rate assumptions and expected length of the related instruments.

The Company has no instruments with significant off-balance-sheet risk.

Stock Compensation Plan

The Company issues stock options to its employees, outside directors and consultants pursuant to stockholder approved and non-approved stock option programs.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grand date fair value of those awards.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. Beginning in fiscal 2006, the Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective” method and have not restated prior financial statements. For the years ended November 30, 2007 and 2006, the Company recorded approximately $141,000 and $189,000 in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. As of November 30, 2007, there was approximately $125,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

The Company’s 1995 Stock Option Plan (the “1995 Plan”) provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 1995 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant. As of November 30, 2007, approximately 684,000 option shares were unissued and will not be available for future issuance, as the 1995 Plan can no longer be used for option grants.

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 1,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2007, approximately 196,000 option shares remain unissued and are available for future issuance under the 2004 Plan.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 2,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2007, approximately 1,475,000 option shares remain unissued and are available for future issuance under the 2007 Plan.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

The Company’s 2007 Contingent Stock Option Plan (the “Contingent Plan”) provides for the grant of up to 7,893,506 contingent stock options. Under the Contingent Plan, contingent stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2007, no option shares remain unissued under this Plan. The Company has determined that the performance condition is not probable of achievement, and accordingly, no compensation cost has been recognized during the year ended November 30, 2007 (see Note 6).  The Company will reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2007 and 2006, respectively: annual dividends of $-0- for both years, expected volatility of 144% and 107%, risk-free interest rate of 5.1% and 4.9%, and expected life of five years for all grants.  The weighted-average fair value of stock options granted in 2007 and 2006 was $.18 and $.35, respectively.

Under the above model, the total value of stock options granted in 2007 and 2006 was approximately $128,000 and $0, respectively, which would be amortized ratably over the related vesting periods, which range from immediate vesting to five years.

Recent Accounting Pronouncements

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS 158 in fiscal year 2007.

SAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year and the Company is currently assessing the potential effect of FIN 48 on its financial statements.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

2.           Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and has negative working capital and a stockholders’ equity deficiency.  The Company expects its operating losses and cash deficits from operations to continue through fiscal 2008.

Based on its current business plans, the Company believes that its existing cash resources may not be sufficient to fund its operating losses, capital expenditures, lease and debt payments and working capital requirements through the end of its fiscal year and to December 1, 2008.  Consequently, the Company has requested and received assurances from its principal lender to continue to fund the Company and a promise not to call the outstanding debt through December 1, 2008 so as to erase any doubt that the Company may not be a going concern.  Based upon this commitment to continue to fund the Company at least until December 1, 2008, the Company’s continued existence is not in question through, at least, December 1, 2008.

3.	Property, Plant and Equipment

2007

Computer equipment and software	$1,241,984
Furniture and fixtures	43,646
1,285,630
Less accumulated depreciation andamortization	519,569

$766,061

4.           Deferred Finance Costs

2007

Gross asset	$1,090,516
Less accumulated amortization	374,633

$715,883

Amortization expense of deferred finance costs for the years ended November 30, 2007 and 2006 was $416,700 and $384,697.

Future amortization of deferred finance costs are as follows:

Years ended November 30,

2008	$253,153
2009	252,461
2010	210,269

$715,883

5.           Short-Term Financing Transactions

During the year ended November 30, 2007, the Company had certain short-term financings transactions. The Company borrowed $451,000 at various dates during the fiscal year. Of such borrowings, $81,000 was borrowed from the Company's Chief Executive Officer, $35,000 was borrowed from the Company's retirement plan, and $335,000 was borrowed from third parties. All such amounts were repaid to the lenders during the fiscal year ended November 30, 2007 except for $56,000 of the borrowings from the Chief Executive Officer which were converted into 373,000 common shares and a five-year warrant expiring in 2012 to purchase 280,000 shares of common stock at $0.20. In connection with borrowings from certain of the third party lenders described above, the Company granted the lenders warrants to purchase 775,000 shares at various exercise prices expiring through July 2011. The warrants had a fair value of approximately $114,000 which is included as interest expense for the year ended November 30, 2007.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

6.	Long-Term Debt and Capital Lease Obligations

The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2007:

Term note dated November 30, 2005	$1,455,255
Term note dated May 31, 2006	854,209
Term note dated September 28, 2007	23,846
Capital lease obligations	247,008
Total	2,580,318
Less current portion	84,604

Long-term debt and capital lease obligations	$2,495,714

Maturities of long-term debt and capital lease obligations are scheduled as follows:

Years ended November 30,	Term Notes, Net of Discounts	Capital Lease Obligations	Total

2008	$-	$120,703	$120,703
2009	-	77,808	77,808
2010	2,333,310	66,198	2,399,508
2011	-	51,187	51,187
	2,333,310	315,896	2,649,206

Less amount representing interest	-	68,888	68,888

Principal portion of future payments	2,333,310	247,008	2,580,318

Less current portion	-	84,604	84,604

Long-term portion	$2,333,310	$162,404	$2,495,714

On February 8, 2005, the Company entered into a secured financing arrangement with a lender. The financing consisted of a $2 million secured convertible term note (the “February 2005 Financing”) and was paid in full by the sale of two wholly owned subsidiaries, New Rochelle Telephone Corp. (“NRTC”) and Telecarrier Services, Inc. (“TSI”). See Sale of Subsidiaries, Note 15.

In connection with this financing, the Company issued the lender warrants to purchase up to 793,650 shares of common stock. The warrants are exercisable through February 8, 2012 as follows: 264,550 shares at $0.72 per share; 264,550 shares at $0.79 per share; and the balance at $0.95 per share.  The underlying contracts provide for a potential cash settlement and accordingly, the warrants were classified as debt.  The Company initially recorded discounts aggregating approximately $1,316,000, of which, approximately $504,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 3.1%, volatility of 158%, zero dividends and expected term of seven years; approximately $706,000 represented the beneficial conversion feature inherent in the instrument; and approximately $106,000 represented debt issue costs paid to the lender.  Such discounts were being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the convertible note was the prime rate plus 3%, as a result of the aforementioned discounts, the effective interest rate of the note, as modified, approximated 40% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $367,000, including warrants to purchase up to 253,968 shares of common stock. These warrants were valued at $150,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  These warrants are exercisable through February 8, 2009 at $.63 per share.

On November 30, 2005, the Company entered into a second financing arrangement with the lender (the “November 2005 Financing”). This financing consisted of a $2 million secured term note that matures as modified on September 30, 2010.  In connection with this financing, the Company issued the lender warrants to purchase up to 1,683,928 shares of the Company’s common stock.  The warrants are exercisable at $.10 per share through November 30, 2020. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  The Company initially recorded discounts aggregating approximately $1,093,000, of which, approximately $740,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 4.3%, volatility of 152%, zero dividends and expected term of fifteen years; approximately $268,000 represented the beneficial conversion feature inherent in the instrument; and approximately $85,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate of the note as modified amounted to approximately 25% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $273,000, including warrants to purchase up to 262,296 shares of common stock.   These warrants were valued at approximately $99,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  These warrants are exercisable through November 30, 2009 at $.61 per share.   As modified, interest only is payable monthly at the prime rate plus 2%, and the entire principal (which has a face amount of $1,966,667 at November 30, 2007) is payable on September 30, 2010.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

On May 31, 2006, the Company entered into a third financing arrangement with the lender (the “May 2006 Financing”).  This financing consisted of a secured term note up to a maximum principal amount of $1,700,000 (the “Note”), an amended and restated secured term note that amended and restated the February 2005 Financing (“Amended Note 1”), an amended and restated secured term note that amended and restated the November 30, 2005 Financing (“Amended Note 2”) and a common stock purchase warrant (the “Warrant”) that entitles the lender to purchase up to 3,359,856 shares of the Company’s common stock, par value $.10 per share. The Warrant grants the lender the right to purchase for cash up to 3,359,856 shares of common stock at an exercise price of $0.10 per share. The Warrant expires on May 31, 2020. The Warrant does not contain registration rights and requires the lender to limit the sale on any trading day of any shares of common stock issued upon the exercise of the Warrant to a maximum of ten percent (10%) of the aggregate number of shares of common stock traded on such trading day. The value of the Warrant was $1,173,762 determined using the Black-Scholes method with an interest rate of 4.8%, volatility of 152%, zero dividends and expected term of fourteen years. The Warrant provides for a potential cash settlement, and accordingly, is classified as debt.

The value of the Warrant amounted to $586,881 and is accounted for as a debt discount.  Debt issue costs paid to the lender amounted to $59,400.  These discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate is approximately 30% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $244,000, including warrants to purchase up to 548,571 shares of common stock. These warrants were valued at approximately $108,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  148,571 of the shares can be purchased at $.35, until May 31, 2010, and 400,000 shares can be purchased at $.21 until November 15, 2010.  As modified, interest only is payable monthly at the prime rate plus 2%, and the entire principal (which has a face amount of $1,428,000 at November 30, 2007) is payable on September 30, 2010.

On September 28, 2007, the Company entered into a fourth financing arrangement with the lender and an affiliate of the lender (the “September 2007 Financing”). This financing consisted of notes totaling $4 million that mature on September 30, 2010.  In connection with this financing, the Company issued the lenders warrants to purchase up to 126,296,091 shares of the Company’s common stock.  The warrants are exercisable at $.10 per share through September 28, 2017. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  The Company initially recorded discounts aggregating approximately $3,979,000, of which, approximately $3,839,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 4.6%, volatility of 100%, zero dividends and expected term of ten years and a dilution factor of 83.1%; and approximately $140,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, subject to a minimum of 9.75% per annum, as a result of the aforementioned discounts, the effective interest rate of the note amounted to approximately 189% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $70,000.  The loan agreement provides that if the Company’s operating cash flow (as defined) for any two consecutive months during the thirteen month period following September 28, 2007 is greater than $0, then warrants held by the lender representing the right to purchase 7,893,506 shares of common stock at $.10 per share will be cancelled and terminated, and in such event, then the options granted on November 16, 2007 to various employees of the Company pursuant to the Company’s 2007 Contingent Stock Option Plan shall vest immediately (see Note 1).  The loan agreement also provides that if the Company repays the lender all of its notes to the lender prior to September 30, 2009, then warrants held by the lender representing the right to purchase 23,680,517 shares of common stock at $.10 per share will be cancelled and terminated.

Interest only is payable monthly until October 1, 2009.  Commencing on October 1, 2009, monthly principal payments of $100,000 plus interest are required through September 30, 2010, when the balance of the note ($2,800,000) is payable in full.

In connection with the financing, the use of the proceeds was as follows:

Placed in a restricted cash account	$2,664,000
Past due principal and interest paid to lender	447,000
Fees paid	177,000
Received for working capital	375,000
Interest paid in advance held by lender	337,000

Total	$4,000,000

Through November 30, 2007, the Company has requested, and the lender has authorized, the payment of approximately $1,042,000 of cash disbursements for working capital purposes.

The Company determined, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the warrants issued to the lender in connection with all financings represented derivatives. Accordingly, the Company recorded the fair value of these derivatives as a debt discount and a liability on its consolidated balance sheet. The discounts are being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  At November 30, 2007, the value of the derivatives was decreased by $573,473 to the then current fair value of $4,748,180, with a corresponding credit to other income. At November 30, 2006, the value of the derivatives was decreased by $990,107 to the then current fair value of $1,251,182 with a corresponding credit to other income. The warrant liability for all of the above warrants which have been classified as debt are adjusted to fair market value at each reporting date.

In connection with the financings, the Company has agreed, so long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

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

7.	Income Taxes

At November 30, 2007, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 expiring in the years 2008 through 2027.  There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryfowards under the provisions of Internal Revenue Code Section 382.

At November 30, 2007, the Company’s net operating loss carryforwards are scheduled to expire as follows:

Years ended November 30,

2008	$1,350,000
2009	1,750,000
2010	300,000
2011	3,010,000
2012	2,710,000
2019	2,510,000
2020	2,220,000
2021	5,380,000
2022	430,000
2024	270,000
2025	1,150,000
2026	2,250,000
2027	2,670,000

$26,000,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2007 were as follows:

Deferred tax assets:
Net operating loss carryforwards	$8,830,000
Allowance for doubtful accounts	20,000
Stock based compensation	100,000
Accrued pension	260,000
Interest	1,280,000
Property, plant and equipment	(90,000)
10,400,000
Valuation allowance	(10,400,000)

Net deferred assets	$-

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

The following is a reconciliation of the tax provisions for the years ended November 30, 2007 and 2006 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2007	2006

Statutory Federal income tax rate	(34.0)%	(34.0)%

Income (loss) generating no tax benefit or expense	34.1	36.1

State taxes net of Federal effect		-

Reversal of accrual for prior year items		-

Permanent differences	( .1)	(2.1)

	-	-

8.	Pension Plans

The Company sponsors a defined benefit plan covering one active employee and a number of former employers.  The Company’s funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Plan assets consist primarily of investments in conservative equity and debt securities.  The Company uses a November 30 measurement date for its pension plan.

Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment. As a result of the curtailment, it has been the Company's policy to recognize the unfunded status of of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability. Pension expense amounted to $550,852 and $188,595 for the years ended November 30, 2007 and 2006.

Obligations and Funded Status at November 30:

Pension Benefits	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$(999,993)	$(961,536)
Interest cost	(62,005)	(60,362)
Actuarial loss	(111,193)	(30,401)
Benefits paid	33,049	52,306

Benefit obligation at end of year	$(1,140,142)	$(999,993)

Change in plan assets:
Fair value of plan assets at beginning of year	$744,595	$634,743
Actual return on plan assets	(377,654)	54,154
Employer contribution	29,000	111,500
Asset gain or loss deferred	-	(3,496)
Benefits paid	(33,049)	(52,306)

Fair value of plan assets at end of year	$362,892	$744,595

	2007	2006

Funded status	$(777,250)	$(326,793)
Net amount recognized	$(777,250)	$(326,793)

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

Amounts recognized in the statement of financial position consist of:

2007

Accrued benefit cost	$(777,250)
Net amount recognized	$(777,250)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $1,140,142 and $999,993 at November 30, 2007 and 2006, respectively.

Information required for pension plan with an accumulated benefit obligation in excess of plan assets:

	November 30,
	2007	2006

Projected benefit obligation	$(1,140,142)	$(999,993)
Accumulated benefit obligation	(1,140,142)	$(999,993)
Fair value of plan assets	362,892	$744,595

Components of Net Periodic Benefit Cost:
	2007	2006

Interest cost	$62,005	$60,362
Expected return on plan assets	(57,317)	(54,154)
Amortization of net loss	18,671	21,151

Net periodic benefit cost	$23,359	$27,359

Assumptions

Weighted-average assumptions used to determine net periodic benefit cost as of November 30:

	2007	2006

Discount rate	6.25%	6.25%
Expected long-term return on plan assets	8.00%	8.00%

The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year’s experience. A rate of 8% was adopted for this purpose.

Plan Assets

The Company’s pension plan weighted-average asset allocations at November 30, 2007 and 2006, by asset category are as follows:

	November 30,
	2007	2006

Asset Category
Equity securities	87.5%	59.0%
Debt securities	-	36.0%
Other	12.5%	5.0%

Total	100.0%	100.0%

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

The current investment policy for pension plan assets is to invest in equities and to enhance returns on the equity securities by selling covered calls.

Equity securities include the Company’s common stock in the amounts of approximately $38,811 (9.9% of plan assets) and $13,500 (1.8% of plan assets) at November 30, 2007 and 2006.

Cash flows – Contributions

The Company expects to contribute approximately $50,000 to its defined benefit plan in fiscal 2008.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid:

Years ended November 30,

2008	$49,559
2009	48,576
2010	52,009
2011	50,936
2012	50,325
2013-2017	342,815

$594,220

Defined Contribution Plan

The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  The Company may make discretionary contributions.  There were no contributions made for the years ended November 30, 2007 and 2006.

9.           Commitments and Contingencies

Operating Leases

The Company leases facilities under noncancelable operating lease agreements which expire through 2009.

Rent expense was approximately $72,000 and $140,000 in fiscal 2007 and 2006, respectively.  In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

The minimum annual commitments under all operating leases that have remaining noncancelable terms in excess of one year are approximately as follows:

Years ended November 30,

2008	$93,000
2009	21,000

$114,000

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

Capital Lease Obligations

The Company leases certain equipment under capital leases with lease terms through 2011.  Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 11.7% to 16.6%.  The capitalized cost and accumulated depreciation included in property and equipment was as follows:

2007

Cost	$347,627
Accumulated depreciation	146,596

$201,031

Other Commitments

During the year ended November 30, 2007, the Company entered into minimum purchase agreements with certain wholesale providers of services needed for its IP telephony services.  The agreements require minimum fees as follows:

Years ended November 30,

2008	$311,000
2009	300,000
2010	25,000

$636,000

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

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

10.         Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors.  During the fiscal year ended November 30, 2007, the Company amended its certificate of incorporation to increase the number of authorized common shares from 50,000,000 to 150,000,000.  If all of the options and warrants that the Company has granted were exercised, the issuance of the related common shares would cause the number of common shares to exceed the maximum number of shares authorized.  The Company has agreed with its lender to increase the number of authorized shares to a sufficient amount by June 30, 2008.

In November 2006, the company completed a private placement of 5,180,000 shares of its common stock, par value $0.10 per share (“Common Stock”), to accredited investors at a price of $.10 per share.  The placement of shares was assisted by a broker dealer that acted as a finder (the “Finder”) in the transaction and received a finder’s fee consisting of 8% cash and 8% warrant coverage of the monies it raised.  Of the gross proceeds of $518,000 received by the Company, the Finder raised $353,000 and the Company’s management raised $165,000.  The Finder received a cash fee of $28,240 and warrants to purchase 282,400 shares of Common Stock at a price of $0.12 per share.  The value of the warrants received by the Finder amounted to $42,742, using the Black-Sholes method with an interest rate of 4.87%, volatility of 106%, zero dividends and expected term of four years.

The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Outstanding December 1, 2005	4,189,000	$.10 - $1.44	$0.32

Granted during year ended November 30, 2006	10,000	$0.35	$0.35

Exercised/canceled during year ended November 30, 2006	(780,500)	$.10 - $1.44	$0.80

Outstanding November 30, 2006	3,418,500	$.10 - $0.58	$0.28

Granted during year ended November 30, 2007	8,628,506	$.15 - $.33	$0.18

Exercised/canceled during year ended November 30, 2007	(240,500)	$.10 - $.58	$0.38

Outstanding November 30, 2007	11,806,506	$.10 - $.58	$0.21

Options exercisable, November 30, 2007	2,777,333	$.10 - $.58	$0.26

The following table summarizes information about the options outstanding at November 30, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.10 - $0.58	11,806,506	4.07	$0.21	2,777,333	$0.26

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”). An aggregate of 400,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan. Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000. No shares were awarded during fiscal 2007 and 2006.

As of November 30, 2007 and 2006, warrants were outstanding to purchase up to 137,700,760 and 7,434,668 shares of the Company’s common stock at prices ranging from $.10 to $.95. The warrants expire through November 2020.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

11.           Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2007	2006

Net loss	$(2,992,566)	$(2,345,055)

Weighted average common shares outstanding	23,398,245	17,338,268
Effect of dilutive securities, stock options and preferred stock	-	-
Weighted average dilutive common shares outstanding	23,398,245	17,338,268

Loss per common share – basic	$(.13)	$(.14)
Loss per common share – diluted	$(.13)	$(.14)

12.           Risks and Uncertainties

The Company has created a proprietary IP telephony network and has transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of the business is currently dependent upon the success of the IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

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

•	The ability to comply with provisions of our financing agreements;
•	The highly competitive nature of our industry;
•	The acceptance of telephone calls over the Internet by mainstream consumers;
•	Our ability to retain key personnel;
•	Our ability to maintain adequate customer care and manage our churn rate;
•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers; and
•	General economic conditions.

13.           Accounts Payable and Accrued Expenses

2007

Trade payables	$572,989
Payable from sale of subsidiaries	798,584
Other, individually less than 5% of current liabilities	619,482

$1,991,055

When the Company sold its subsidiaries (see Note 15), the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At November 30, 2007, the Company has recorded a payable of $798,584 in conjunction with the sale of the subsidiaries.  If claims are reduced or eliminated, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

PERVASIP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(continued)

14.           Related Party Transactions

In connection with its internal use software development costs, the Company paid fees to a third-party intellectual property development firm (“Consultant”) of $383,500 and $434,000 in fiscal 2007 and 2006, respectively.  All such work performed by the Consultant is the property of the Company.  The Company has hired individuals who were performing work for the Company on behalf of the Consultant, and during fiscal 2007, the Company hired the owner of the Consultant.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  The Company officer received fees from the Consultant of $60,000 in fiscal 2007 and 2006.  Total funds paid to the Consultant resulted in capitalized internal use software of $127,500 in fiscal 2007 and $175,500 in fiscal 2006.  The remaining fees of $256,000 in fiscal 2007 and $258,500 in fiscal 2006 were deemed to be operating costs.

15.           Sale of Subsidiaries

On December 14, 2006, the Company entered into two separate definitive purchase agreements to sell to Cyber Digital, Inc., a publicly-traded shell company, two wholly owned subsidiaries that operated as CLECs. The sale of the CLECs was completed in June 2007.  The operations of the CLECs are presented in the Company’s statement of operations as discontinued operations for the year ended November 30, 2007. The gain of approxiamtely $1,197,000 represents the sum of (1) the excess of the liabilities assumed by the buyer of the CLEC operations in excess of the assets transferred to the buyer, which amounted to $1,482,000, (2) approximately $275,000, representing 808,000 shares of the Company’s common stock issued to the buyer in connection with the sale, and (3) closing costs of approximately $11,000.

CLEC revenues amounted to approximately $3,013,000 and $8,153,000 for the years ended November 30, 2007 and 2006, respectively. Pre-tax profits (losses) for the CLEC operations were ($171,000) and $373,000 for 2007 and 2006. The Company allocated $195,000 and $356,000 of interest expense to discontinued operations for 2007 and 2006. The CLEC operations were sold on June 1, 2007, and consequently, the fiscal 2007 revenues represent only six months of operations whereas the fiscal 2006 revenues are for an entire year.

In the fourth quarter of the fiscal year ended November 30, 2007, the Company determined that approximately $187,000 of gain on the disposal should have been recorded in the third quarter of the fiscal year ended November 30, 2007.