Form 10QSB
period 2008-02-29
ELEC COMMUNICATIONS CORP
filed 2008-04-14
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-4465

Pervasip Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

New York	13-2511270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 South Broadway, Suite 302 White Plains, New York	10601
(Address of Principal Executive Offices)	(Zip Code)

914-682-0214
(Issuer’s Telephone Number, Including Area Code)

_____________________________________________________________
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution under a plan confirmed by a court.   Yes☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
25,835,458 shares of Common Stock, par value $.10 per share, as of April 1 2008.

Traditional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

PART 1. FINANCIAL INFORMATION

Item 1.                      Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

Feb. 29, 2008 (Unaudited)
Assets	
Current assets:	
Cash and cash equivalents	$ 25,866
Restricted cash	347,216
Accounts receivable, net	170,137
Prepaid expenses and other current assets	577,147
Total current assets	1,120,366
Property, plant and equipment, net	753,678
Deferred finance costs, net	652,941
Carrier deposit	300,000
Other assets	165,104
Total assets	$2,992,089
Liabilities and Stockholders' Equity Deficiency	
Current liabilities:	
Current maturities of long-term debt and capital lease obligations	$ 86,724
Accounts payable and accrued expenses	2,036,265
Total current liabilities	2,122,989
Long-term debt and capital lease obligations, less current maturities	2,557,799
Accrued pension obligation	807,250
Warrant liabilities	7,462,276
Total liabilities	12,950,314
Stockholders' Equity Deficiency:	
Preferred stock, $.10 par value; 1 million authorized, none issued and outstanding	-
Common stock $.10 par value, 150,000,000 shares authorized, 25,835,458 shares issued	2,583,546
Capital in excess of par value	27,810,696
Deficit	(40,337,467)
Accumulated other comprehensive loss, unrealized loss on securities	(15,000)
Total stockholders' equity deficiency	(9,958,225)
Total liabilities and stockholders' equity deficiency	$2,992,089

See Notes to the Condensed Consolidated Financial Statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

See Notes to the Condensed Consolidated Financial Statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

See Notes to the Condensed Consolidated Financial Statements.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2007.

Note 2 - Major Customers

During the three-month period ended February 29, 2008, one customer account for approximately 36% of our revenues and a second customer accounted for approximately 24% of our revenues.  No one customer accounted for more than 10% of our revenues for the three-month period ended February 28, 2007.  At February 29, 2008, monies owed to us from three customers accounted for 65% of our total accounts receivable balances of $170,137.

Note 3 - Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 149,136,000 and 11,033,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of loss per share for the three months ended February 29, 2008 and February 28, 2007, respectively, because the effect would be anti-dilutive.

Note 4 - Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

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

•	Our ability to comply with provisions of our financing agreements;
•	The highly competitive nature of our industry;
•	The acceptance of telephone calls over the Internet by mainstream consumers;
•	Our ability to retain key personnel;
•	Our ability to maintain adequate customer care and manage our churn rate;
•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers; and
•	General economic conditions.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements (Unaudited)
(continued)

Note 5 - Stock-Based Compensation Plans

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”.  SFAS 123R is a revision of SFAS 123, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective” method and have not restated prior financial statements.  For the three months ended February 29, 2008 and February 28, 2007, we recorded approximately $27,000 and $45,000, respectively, in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. As of February 29, 2008, there was approximately $103,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 6 - Accounts Payable and Accrued Expenses

We have recorded other liabilities of approximately $796,000 for items with which we are negotiating settlements in conjunction with transactions related to the sale of former subsidiaries.  We believe we have valid disputes for many of these liabilities and we are continuing to submit claims and present other evidence to reduce such liabilities.  There can be no assurance that we will be successful in our negotiations with various entities, and ultimately, we may have to pay such amounts.

Note 7 - Defined Benefit Plan

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

For each of the three-month periods ended February 29, 2008 and February 28, 2007, we recorded pension expense of approximately $50,000 and $24,000, respectively.  In the first fiscal quarter of 2008, we contributed $20,000 while in the first fiscal quarter of 2007 we contributed $10,000 to our defined benefit plan.  We expect to contribute approximately $50,000 to our defined benefit plan in fiscal 2008.  The current investment strategy for the defined benefit plan is to invest in conservative equity securities and sell covered calls against some of the equities to generate additional income.  The expected long-term rate of return on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  We may make discretionary contributions.  There were no discretionary contributions made for the three months ended February 29, 2008 or February 28, 2007.

Note 8 – Principal Financing Arrangements

We have completed four financings with our principal lender.  The first financing was repaid in full in connection with the sale of two subsidiaries, as described in Note 11, and the second and third financings were amended upon completion of the fourth financing on September 28, 2007.  The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment when the note is due on September 30, 2010.  The second and third financings are also due on September 30, 2010, in the aggregate amount of $3,394,667, and there are no principal payments due until the notes mature.  Our lender has sent us written notice that it has waived all defaults on the loans until December 1, 2008.  In addition, we have requested and received assurances from our principal lender that it will continue to provide financing to our company until December 1, 2008.  We remain dependent on our principal lender to fund our cash needs and we have no assurances that they will continue to fund such needs after December 1, 2008.   Interest on the fourth note is set at prime plus 2%, subject to a minimum of 9.75% per annum and was 9.75% per annum at February 29, 2008.  Interest on the second and third notes are set at prime plus 2% per annum, or 8% per annum at February 29, 2008.

Note 9-Income Taxes

At November 30, 2007, we had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 expiring in the years 2008 through 2027.  There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.  We did not provide for a tax benefit, since it is more likely than not that any such benefit would not be realized.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 10 – Related Party Transactions

In connection with its internal use software development costs, the Company paid fees to a third-party intellectual property development firm (“Consultant”) of $109,500 and $112,000 in the first quarter of fiscal 2008 and 2007, respectively.  All such work performed by the Consultant is the property of the Company.  The Company has hired individuals who were performing work for the Company on behalf of the Consultant, and during fiscal 2007, the Company hired the owner of the Consultant.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  The Company officer received fees from the Consultant of $15,000 in the first quarter of fiscal 2008 and 2007.  The funds paid to the Consultant resulted in capitalized internal use software costs and equipment of $43,000 in the three months ended February 29, 2008 and $51,500 in the three months ended February 28, 2007.  The remaining fees in the first quarters of fiscal 2008 and 2007 of $66,500 and $60,500, respectively, were deemed to be operating costs.

Note 11 - Sale of Subsidiaries

On December 14, 2006, we entered into two separate definitive purchase agreements to sell to Cyber Digital, Inc., a publicly-traded shell company, two wholly owned subsidiaries that operated as competitive local exchange carriers (“CLECs”).  The sale of the CLECs was completed in June 2007.  The operations of the CLECs are presented in our income statement as discontinued operations.  For the three months ended February 28, 2007, there was a loss from discontinued operations of $66,148.  A net gain on discontinued operations that resulted from the sale of the CLECs of approximately $1,026,000 was recorded in fiscal 2007.

CLEC revenues amounted to approximately $1,552,000 for the three months ended February 28, 2007.  Pre-tax profits for the CLEC operations for the same period amounted to approximately $132,000.

Item 2.                      Management’s Analysis and Discussion of Financial Condition and Results of Operations

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation those factors set forth under Note 4 – Risks and Uncertainties.

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

Overview

We are a provider of local, long distance and international voice telephone services.  We provide these services using a proprietary Linux-based, open-source softswitch that utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real-time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our digital telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology enables these carriers to quickly and inexpensively offer premiere broadband telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier’s unique brand.

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

Three Months Ended February 29, 2008 vs. Three Months Ended February 28, 2007

Our revenue for the three-month period ended February 29, 2008 increased by approximately $236,000, or approximately 121%, to approximately $431,000 as compared to approximately $195,000 reported for the three-month period ended February 28, 2007.  The increase in revenues was directly related to the increase in the number of wholesale customers using our IP telephony service.  In the first quarter of fiscal 2008, we had two large customers, that accounted for approximately 36% and 24% of our revenues, and based upon the growth of a new customer during the month of March 2008, we anticipate that we will have three significant customers in the second quarter of fiscal 2008.  March 2008 revenues were approximately $290,000 as compared to February 2008 revenues of approximately $210,000.  We anticipate that our revenues will continue to grow at a rapid pace.  We added 7 new wholesale customers in March 2008, that did not generate revenues for us during such month, but that we anticipate will add to revenue during the second half of the second quarter.

Our gross loss for the three-month period ended February 29, 2008 decreased by approximately $87,000 to approximately $22,000 from approximately $109,000 reported in the three-month period ended February 28, 2007.  During the same fiscal periods, our gross loss percentage decreased to 5.2% from 56.1%.  The decrease in our gross loss resulted from the increase in our revenues, which covered all of our fixed network costs for the 2008 quarter.  In addition we were able to reduce our variable costs by purchasing more minutes and purchasing from a larger variety of suppliers in the 2008 quarter, as compared to the 2007 quarter.

Selling, general and administrative expenses increased by approximately $34,000, or approximately 9%, to approximately $699,000 for the three-month period ended February 29, 2008 from approximately $665,000 reported in the same prior year fiscal period.  Our salary cost increased by approximately $47,000 in the first quarter of 2008 over the same period last year.

Depreciation and amortization expense increased by approximately $26,000 for the three months ended February 29, 2008 to approximately $122,000 as compared to approximately $96,000 for the same period in fiscal 2007.  Approximately $19,000 of the increase was for deferred financing costs related to our financing agreements and approximately $7,000 related to our IP platform.

Interest expense increased by approximately $129,000 to approximately $243,000 for the three months ended February 29, 2008 as compared to approximately $114,000 for the three months period ended February 28, 2007.  The increase was primarily due the reclassification of approximately $112,000 of interest expense for the three-months ended February 28, 2007 into discontinued operations, and to increased borrowing under the fourth note of September 28, 2007, as stated in Note 8.

Other income of approximately $10,000 remained the same as the prior year fiscal period. The income for 2008 related to interest income from interest bearing restricted bank account, while the other income in 2007 related to commission income.

Warrant expense for the three months ended February 29, 2008 amounted to approximately $2,714,000 due to the increase in the market value of our common stock between of November 30, 2007 and February 29, 2008, as compared to the expense of approximately $960,000 for the same period in fiscal 2007.  Warrant expense is a non-cash item that results from the application of mark-to-market accounting.

Liquidity and Capital Resources

At February 29, 2008, we had aggregate cash and cash equivalents of approximately $26,000 and negative working capital of approximately $1,003,000.

Net cash used in operating activities aggregated approximately $1,322,000 and $964,000 in the three-month periods ended February 29, 2008 and 2007, respectively.  The principal use of cash in fiscal 2008 was the loss for the period of approximately $3,790,000, which was partially offset by a non-cash mark-to-market warrant adjustment of $2,714,000.  The principal use of cash in fiscal 2007 was the loss for the period of $2,000,000, which was partially offset by a non-cash mark-to-market adjustment of $960,000.

Net cash used in investing activities in the three-month periods ended February 29, 2008 and 2007 aggregated approximately $47,000 and $52,000, respectively, resulting primarily from expenditures related to enhancing the software that runs our IP telephony business.

Net cash provided by (used in) financing activities aggregated approximately $1,262,000 and ($11,000) in the three-month periods ended February 29, 2008 and 2007, respectively. In fiscal year 2008, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with our borrowing of $4 million on September 28, 2007. In fiscal 2007, net cash used in financing activities was the repayment of long-term lease obligations.

For the three months ended February 29, 2008, we had approximately $47,000 in capital expenditures primarily related to our IP telephony business.  We expect to make equipment purchases of approximately $50,000 to $100,000 in the second fiscal quarter of 2008.  We expect that other capital expenditures over the next 12 months will occur in order to add an additional point-of-presence at a cost of approximately $150,000, to support a growing customer base of IP telephony subscribers.

We have sustained net losses from operations during the last three years, as we have worked to build the software and back-office systems required to provide digital telephony services.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings.  We have experienced significant monthly growth in revenues in the first quarter of fiscal 2008, and additional growth in the month of March 2008.  We continually evaluate our cash needs and growth opportunities and we believe we will require additional equity or debt financing in order to achieve our overall business objectives. We completed a fourth round of funding from our lender on September 28, 2007 and borrowed $4 million to pay past-due payables and to support our projected future negative cash-flow.  Our lender releases cash to us from a restricted cash account so that our lender can evaluate the individual items upon which we make cash expenditures.  In conjunction with our lending agreement, the release of operating cash to pay our expenditures is totally in the discretion of our lender.  Although we are not yet profitable and we are not generating cash from operations, our lender has committed to us that it will continue to fund our operations until at least December 1, 2008 and will not call our loan.

Item 3.                      Controls and Procedures

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

        (b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have noted an inadequately-designed accounting system within our VoX subsidiary.  We continue to address weaknesses so that our month-end substantive procedures can be moderated.  Subsequent to the end of fiscal 2007, we have implemented daily automated reporting, which has provided a significant improvement to the flow of financial information.  As reported in fiscal 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.  This lack of staffing continued throughout fiscal 2007 and remains at the date of this Report.  Management believes the lack of qualified personnel, in the aggregate, and the inadequate accounting system for VoX amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

We are also evaluating our internal controls systems so that when we are required to do so, our management will be able to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We were not an accelerated filer for fiscal year 2007.  As a result, the internal controls certification requirement of Section 404 did not apply to us for the fiscal year ended November 30, 2007, but will apply to us for the fiscal year ending November 30, 2008.

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

   Pervasip Corp.

Date:  April 14, 2008                                                                By:       /s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer
(Principal Financial and Accounting Officer)