Form 10QSB
period 2008-05-31
PERVASIP CORP
filed 2008-07-21
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

Commission file number 0-4465

Pervasip Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

New York	13-2511270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 South Broadway, Suite 400, White Plains, New York	10601
(Address of Principal Executive Offices)	(Zip Code)

914-620-1500
(Issuer’s Telephone Number, Including Area Code)

_________________________________
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
25,996,172  shares of Common Stock, par value $.10 per share, as of July, 1 2008.

Traditional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

PART 1. FINANCIAL INFORMATION

Item 1.                      Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

May 31, 2008
(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$26,664
Restricted Cash	146,970
Accounts receivable, net	140,810
Prepaid expenses and other current assets	68,106
Total current assets	382,550

Property plant and equipment, net	722,294
Deferred finance costs, net	664,240
Deferred debt discount	535,672
Carrier deposit	300,000
Other assets	143,980
Total assets	$2,748,736

Liabilities and Stockholders’ Equity Deficiency

Current liabilities
Current maturities of long-term debt and capital lease obligations	$88,716
Accounts payable and accrued expenses	2,016,784
Total current liabilities	2,105,500

Long-term debt and capital lease obligations, less current maturities	2,736,182
Accrued pension obligation	820,805
Warrant liabilities	7,522,061
Total liabilities	13,184,548

Stockholders’ equity deficiency
Preferred stock, $.10 par value; 1 million authorized, none issued and outstanding	-
Common stock $.10 par value, 150,000,000 shares authorized, 25,835,458 shares issued	2,583,546
Capital in excess of par value	27,832,100
Deficit	(40,827,458)
Accumulated other comprehensive loss, unrealized loss on securities	(24,000)
Total stockholders’ equity deficiency	(10,435,812)

Total liabilities and stockholders’ equity deficiency	$2,748,736

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Revenues	$1,065,352	$408,506	$634,648	$213,389

Costs and expenses:
Costs of services	1,068,436	535,535	615,386	230,968
Selling, general and administrative	1,486,111	1,340,739	786,854	675,498
Depreciation and amortization	246,718	235,352	124,741	137,853
Total costs and expenses	2,801,265	2,111,626	1,526,981	1,044,319

Loss from operations	(1,735,913)	(1,703,120)	(892,333)	(830,930)

Other income (expense):
Interest expense	(464,563)	(355,903)	(221,085)	(212,183)
Interest and other income	12,401	21,363	1,448	10,593
Change in warrant valuation	(2,092,117)	(510,148)	621,979	450,074
Total other income (expense)	(2,544,279)	(844,688)	402,342	248,484

Loss from continuing operations	(4,280,192)	(2,547,808)	(489,991)	(582,446)
Loss from discontinued operations	-	(182,117)	-	(147,020)
Net loss	(4,280,192)	(2,729,925)	(489,991)	(729,466)

Other comprehensive loss –
unrealized loss on marketable securities	(24,000)	(1,820)	(9,000)	(364)

Comprehensive loss	$(4,304,192)	$(2,731,745)	$(498,991)	$(729,830)

Basic loss per share:
Loss from continuing operations	$(0.17)	$(0.11)	$(0.02)	$(0.02)
Loss from discontinued operations	.00	(.01)	.00	(.01)
Net loss	$(0.17)	$(0.12)	$(0.02)	$(0.03)

Shares used in computation of basic and diluted
loss per share	25,835,458	22,447,744	25,835,458	22,459,282

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2008	May 31, 2007

Net cash used in operating activities:	$(1,609,041)	$(1,457,096)

Cash flows used in investing activities:
Purchase of property and equipment	(76,375)	(84,171)

Cash flows from financing activities:
Proceeds from notes	-	275,000
Repayment of long-term debt	(25,460)	(22,075)
Debt issue costs paid	(71,500)	-
Inflow from restricted cash	1,676,962	-
Net cash provided by financing activities	1,580,002	252,925

Decrease in cash and cash equivalents	(105,414)	(1,288,342)
Cash and cash equivalents at beginning of period	132,078	1,337,525
Cash and cash equivalents at the end of period	$26,664	$49,183

See notes to the condensed consolidated financial statements.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month periods ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2007.

Note 2 - Major Customers

During the six-month and three-month periods ended May 31, 2008, one customer accounted for approximately 27% and 28%, respectively, of our revenues and a second customer accounted for approximately 27% and 20%, respectively, of our revenues. During the six-month and three-month periods ended May 31, 2007, one customer accounted for 42% and 50%, respectively, of our revenues.  At May 31, 2008, monies owed to us from three customers accounted for 41% of our total accounts receivable.

Note 3 - Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 140,688,000 and 13,093,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of loss per share for the six-month and three-month periods ended May 31, 2008 and 2007, respectively, because the effect would be anti-dilutive.

Note 4 - Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network. Although the IP telephony business continues to grow, we face strong competition. We have built our IP telephony business with significantly less financial resources than many of our competitors. The survival of our business currently is dependent upon the success of our IP operations. Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
•	The cooperation of other carriers and industry service partners that have signed agreements with us;
•	The availability of additional funds to successfully pursue our business plan;
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

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Stock-Based Compensation Plans

We issue stock options to our employees and outside directors pursuant to stockholder-approved and non-approved stock option programs.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”.  SFAS 123R is a revision of SFAS 123, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  Beginning in fiscal 2006, we account for stock-based compensation in accordance with the provisions of SFAS 123R and have elected the “modified prospective” method and have not restated prior financial statements.  For the six-month periods ended May 31, 2008 and 2007, we recorded approximately $48,000 and $91,000, respectively, in employee stock-based compensation expense, which is included in our selling, general and administrative expenses. For the three months ended May 31, 2008 and 2007, we recorded approximately $21,000 and $44,000, respectively, in employee stock-based compensation expense.  As of May 31, 2008, there was approximately $116,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

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

For each of the six-month periods ended May 31, 2008 and May 31, 2007, we recorded pension expense of $99,000 and $48,000, respectively. In the six-month period ended in May 31, 2008 and 2007 we contributed approximately $55,000 and $10,000, respectively. In the three-month periods ended May 31, 2008 and 2007, we recorded pension expense of $49,000 and $24,000, respectively. For the three-month period ended in May 31, 2008 we contributed approximately $35,000.  There was no contribution to the pension plan in the second quarter ended May 31, 2007. The expected long-term rate on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  We may make discretionary contributions.  There were no discretionary contributions made for the six or three months ended May 31, 2008 or 2007.

Note 8 – Principal Financing Arrangements

We have executed five financings agreements with our principal lender.  The first financing was repaid in full in connection with the sale of two subsidiaries, as described in Note 11, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment when the note is due on September 30, 2010.  The second, third and fifth financings are also due on September 30, 2010, in the aggregate amount of a face value of $3,694,667 as of May 31, 2008, and there are no principal payments due until the notes mature.  Our principal lender has sent us written notice that it has agreed to waive any potential defaults on our loans until December 1, 2008.  In addition, we have requested and received assurances from our principal lender that it will continue to provide financing to our company until December 1, 2008.  We remain dependent on our principal lender to fund our cash needs and we have no assurances that it will continue to fund such needs after December 1, 2008.   Interest on the fifth financing is set at 20% and the maximum amount we can borrow is $1.4 million.  At May 31, 2008, $300,000 was outstanding on the fifth financing and as of July 18, 2008, the entire $1.4 million has been borrowed and deposited in our restricted cash account. The fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum, and was 9.75% per annum at May 31, 2008. Interest on the second and third notes are set at prime plus 2% per annum, or 7% per annum at May 31, 2008. In conjunction with the fifth financing, all interest payments through May 31, 2009 are accrued and added to the principal balances of the notes. Cash interest payments begin again on a monthly basis commencing in June 2009.

As part of the financing on May 28, 2008, certain warrants to purchase approximately 126 million shares of our common stock, which had already been issued to our principal lender, were extended from a 10-year term to a 15-year term. Also, certain cancellation provisions, which were included in warrants to purchase approximately 32 million shares of our common stock, were rescinded. As a result of the amendments to the outstanding warrants, the value of the outstanding warrants increased by approximately $682,000. A portion of the increase in value, totaling approximately $146,000, was recorded as a loan discount as of May 31, 2008, and the balance of approximately $536,000 was recorded as a deferred debt discount and will be applied against the remaining $1.1 million that we borrowed from our principal lender during the third quarter of fiscal 2008.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 9 - Income Taxes

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

Note 10 – Related Party Transactions

In connection with its internal use software development costs, we paid fees to a third-party intellectual property development firm (“Consultant”) for the six-month periods ended May 31, 2008 and 2007, $181,500 and $210,000, respectively. For the three-month periods ended May 31, 2008 and 2007 we paid fees of $72,000 and $98,000, respectively. We have hired individuals who were performing work for us on behalf of the Consultant, and during fiscal 2007, we hired the owner of the Consultant. An officer of our company has performed work for the Consultant, including disbursement by the officer to distribute such funds to appropriate vendors. Our officer received fees from the Consultant of $30,000. The funds paid to the Consultant resulted in capitalized internal use software cost and equipment for the six-month periods ended May 31, 2008 and 2007 of $55,000 and $82,500, respectively. The software cost and equipment capitalized for the three-month periods ended May 31, 2008 and 2007 was $12,000 and $31,000, respectively. The remaining fees for the six-month periods ended May 31, 2008 and 2007 of $126,500 and $127,500, respectively, were deemed to be operating costs. The amount of operating cost for the three-month periods ended May 31, 2008 and 2007 was $60,000 and $67,000, respectively.

Note 11 - Sale of Subsidiaries

On December 14, 2006, we entered into two separate definitive purchase agreements to sell to Cyber Digital, Inc., a publicly-traded shell company, two wholly owned subsidiaries that operated as competitive local exchange carriers (“CLECs”). The sale of the CLECs was completed in June 2007. The operations of the CLECs are presented in our income statement as discontinued operations. For the six and three months ended May 31, 2007, there was a loss from discontinued operations of $182,117 and $147,020. A net gain on discontinued operations that resulted from the sale of the CLECs of approximately $1,026,000 was recorded in fiscal 2007.

CLEC revenues amounted to approximately $3,013,000 and $1,456,000 for the six- and three-month periods ended May 31, 2007, respectively.

Note 12 – Other Assets

In 2008, we provided an international vendor with a $300,000 deposit as part of an agreement to supply us with favorable international calling rates and we are no longer doing business with this vendor. To facilitate the transaction and provide us with additional assurance that the deposit would be returned, the agreement was signed by a New York investment banking firm and included a limited personal guarantee from a principal of the firm. After requesting several times that our deposit be returned, we sued the investment banking firm and the principal for $300,000 plus other associated costs.  Based upon advice from our counsel and contact that we have had with the defendant, we believe the amount is collectible in full, and we have recorded the $300,000 as an other asset, without taking any reserves against it.

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

We have created a scalable IP platform and have transitioned into a facilities-based digital telephony service provider to take advantage of the network cost savings that are inherent in an IP network.  Our proprietary softswitch provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol (“SIP”) server suite.  We control all of the features we offer to broadband voice customers because, rather than relying on a software vendor, we write the code for any new features that we desire to offer our customers.  In addition, we have no software licensing fees as we only utilize open source software through which we share ideas and concepts with other companies that write open source code.

Our SIP servers are part of a cluster of servers that we refer to as a server farm, in which each server performs different network tasks, including back-up and redundant services.  We believe the server farm structure can be easily and cost-effectively scaled as our broadband voice business grows. In addition, servers within our server farm can be assigned different tasks as demand on our network dictates.  If an individual server ceases to function, our server farm is designed in a manner that subscribers should not have a call interrupted.  We support origination and termination using both the G.711 and G.729 voice codecs.  Codecs are the algorithms that enable us to carry analog voice traffic over digital lines.  There are several codecs that vary in complexity, bandwidth required and voice quality.  G.711 is a standard to represent 8-bit compressed pulse code modulation samples for signals of voice frequency.  We prefer the G.729 codec, which allows us to utilize the Internet in more cost-effective ways and allows for the compression of more calls in limited bandwidth, that reduces a call to approximately 8 kilobits per second.  For all of our retail customers and our more sophisticated wholesale accounts, we use G.729 to save cost and enhance the quality of the call.

Plan of Operation

Our objective is to build a profitable telephone company on a stable and scalable platform with minimal network costs.  We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer without delay.   We believe that to achieve our objective we need to have “cradle to grave” automation of our back-office web and billing systems.  We have written our software for maximum automation, flexibility and changeability.

We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low.  Technology continues to work for 24 hours a day and we believe that the fewer people a company is required to employ in the back office, the more efficiently it can run, which should drive down the cost per order.

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of larger companies that sell broadband services.  Many of our targeted wholesale customers and some of our existing wholesale customers have significant financial resources to market a private-labeled digital voice product to their existing customer bases or to new customers.  We believe our strength is our technology-based platform.  In providing our technology on a wholesale basis, our goal is to obtain and manage 500 customers that have an average customer base of 1,000 end-users.  We believe we will be more successful and more profitable taking this approach to reaching 500,000 end-users than we would be if we tried to attract and manage 500,000 individual end-users by ourselves.

Six Months Ended May 31, 2008 vs. Six Months Ended May 31, 2007

     Our revenue for the six-month period ended May 31, 2008 increased by approximately $656,000, or approximately 160%, to approximately $1,065,000 as compared to approximately $409,000 reported for the six-month period ended May 31, 2007.  The increase in revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service.  At May 31, 2008, we were billing 67 wholesale customers, as compared to 45 customers at May 31, 2007.  We have numerous wholesale customers who have signed a contract with us who are not generating revenue yet, and we have other potential wholesale customers in trial.  We believe the customers that we have already identified and with which we have already signed agreements will continue to add to our sales growth.  Furthermore, we increased our sales of minutes to international destinations, for which we are able to generate higher revenue per minute than we generate on domestic usage.  Our revenues from international calling in the six-month period ended May 31, 2008 amounted to approximately $360,000.  We cannot predict the amount of future revenues from international calling because rapid price changes impact the amount of sales we can make, and some routes that were available to us in the second quarter are no longer available.  However, we are establishing specific routes to high-cost countries where we anticipate we can earn a higher gross profit per minute than what we would earn in low-cost countries.

For the six-month period ended May 31, 2008, our direct costs of services exceed our net sales by approximately $3,000, which was an improvement of approximately $124,000 over the gross margin of approximately ($127,000) reported in the six-month period ended May 31, 2007.  Our IP telephony facilities have significant unused capacity and we have therefore been unable to generate a positive gross profit on a quarterly basis, although we did achieve a positive gross profit for the three-month period ended May 31, 2008.  We anticipate we can continue to achieve higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors.  We estimate that our switching facilities have substantial additional capacity.

Selling, general and administrative expenses increased by approximately $145,000, or approximately 11%, to approximately $1,486,000 for the six-month period ended May 31, 2008 from approximately $1,341,000 reported in the same prior-year fiscal period.  Additional salary and marketing expense accounted for the majority of the increase.  Approximately $15,000 each month of our salary expense over the previous 12 months was reimbursed to us for services that three of our employees provided to another company.  Beginning in the third quarter of fiscal 2008, we are no longer providing these services.

Depreciation and amortization expense increased by approximately $12,000 for the six months ended May 31, 2008 to approximately $247,000 which was comparable to approximately $235,000 for the same period in fiscal 2007.

Interest expense increased by approximately $109,000 to approximately $465,000 for the six months ended May 31, 2008 as compared to approximately $356,000 for the six months period ended May 31, 2007.  The increase was due additional borrowing in the fourth quarter of fiscal 2007.

Warrant expense for the six months ended May 31, 2008 amounted to approximately $2,092,000, primarily due to the increase in the market value of our common stock from November 30, 2007 to May 31, 2008, as compared to the warrant income of approximately $510,000 for the same period in fiscal 2007.  The warrant income resulted from a decrease in the price of our common stock at May 31, 2007 as compared to the value at November 30, 2006.

Discontinued operations reflect the net loss for the six month period ended May 31, 2007 attributable to our former CLEC operations, which were sold in June 2007.

Three Months Ended May 31, 2008 vs. Three Months Ended May 31, 2007

Our revenue for the three-month period ended May 31, 2008 increased by approximately $422,000, or approximately 198%, to approximately $635,000 as compared to approximately $213,000 reported for the three-month period ended May 31, 2007.  The increase in revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service.  As discussed above, at May 31, 2008, we were billing 67 wholesale customers as compared to 45 customers at May 31, 2007, and in fiscal 2008 we increased our sales of minutes to international destinations, which generated approximately $260,000 in second quarter revenues.

We attained a gross profit for the three-month period ended May 31, 2008 of approximately  $19,000, which was an improvement of approximately $37,000 over the negative gross profit of approximately ($18,000) reported in the three-month period ended May 31, 2007.  Our IP telephony facilities have significant unused capacity and we have therefore been unable to generate the level of gross profit that we believe we will generate when our sales are higher.  We continue to increase the number of minutes running over our network on a quarterly basis.  The increased volume of minutes on our network allows us to cover all of our fixed network costs and to negotiate lower variable costs with other carriers.

Selling, general and administrative expenses increased by approximately $112,000, or approximately 17%, to approximately $787,000 for the three-month period ended May 31, 2008 from approximately $675,000 reported in the same prior year fiscal period.  Most of the increase related to increased personnel costs and marketing expenses.  Approximately $15,000 each month of our salary expense over the previous 12 months was reimbursed to us for services that three of our employees provided to another company.  Beginning in the third quarter of fiscal 2008, we are no longer providing these services.

Depreciation and amortization expense decreased by approximately $13,000 for the three months ended May 31, 2008 to approximately $125,000 as compared to approximately $138,000 for the same period in fiscal 2007.  The decrease consisted of a reduction of approximately $30,000 in the amortization of deferred financing costs related to our financing agreements, offset by an increase of approximately $17,000 in depreciation expense.

Interest expense increased by approximately $9,000 to approximately $221,000 for the three months ended May 31, 2008 as compared to approximately $212,000 for the three months period ended May 31, 2007.  The increase was due to additional borrowing in September 2007.

Warrant income for the three months ended May 31, 2008 amounted to approximately $622,000 due to the decrease in the market price of our common stock at May 31, 2008 as compared to February 28, 2008.  Similarly, a decrease in the market price of our common stock at May 31, 2007 as compared to the market price at February 28, 2007, generated warrant income of approximately $450,000 in the three month period ended May 31, 2007.

Discontinued operations reflected our net loss for the three-month period ending May 31, 2007 attributable to our former CLEC operations, which were sold in June 2007.

Liquidity and Capital Resources

At May 31, 2008, we had cash and cash equivalents of approximately $27,000 and negative working capital of approximately $1,723,000.

Net cash used in operating activities aggregated approximately $1,609,000 and $1,457,000 in the six-month periods ended May 31, 2008 and 2007, respectively.  The principal use of cash in fiscal 2008 was the loss for the period of approximately $4,280,000, which included a non-cash mark-to-market warrant adjustment charge of approximately $2,092,000.  The principal use of cash in fiscal 2007 was the loss for the period of approximately $2,730,000 partially offset by income from a non-cash mark-to-market warrant adjustment of approximately $510,000.

Net cash used in investing activities in the six-month periods ended May 31, 2008 and 2007 aggregated approximately $76,000 and $84,000, respectively, resulting primarily from expenditures related to enhancements to our IP telephony software.

Net cash provided by financing activities aggregated approximately $1,580,000 and $253,000 in the six-month periods ended May 31, 2008 and 2007, respectively. In fiscal year 2008, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with financings on September 28, 2007 and May 28, 2008. In fiscal 2007, net cash provided by financing activities was primarily the proceeds of a short-term note of $275,000.

For the six months ended May 31, 2008, we had approximately $76,000 in capital expenditures primarily related to our IP telephony business.  We expect to make equipment purchases of approximately $50,000 to $100,000 in the third fiscal quarter of 2008, depending on our growth and the availability of cash or equipment financing.  We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support our growing customer base of IP telephony subscribers.

We have sustained net losses from operations during the last three years, as we have worked to build the software and back-office systems required to provide digital telephony services.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings.  We have experienced significant quarterly growth in revenues in the first and second quarters of fiscal 2008.  We continually evaluate our cash needs and growth opportunities and we have recently completed additional debt financing of $1.4 million to support our projected future negative cash-flow.  Our lender releases cash to us from a restricted cash account so that our lender can evaluate the individual items upon which we make cash expenditures.  In conjunction with our lending agreement, the release of operating cash to pay our expenditures is totally in the discretion of our lender.  Although we are not yet profitable and we are not generating cash from operations, our lender has committed to us that it will continue to fund our operations until at least December 1, 2008 and will not call our loan.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have noted an inadequately-designed accounting system within our VoX subsidiary. We continue to address weaknesses so that our month-end substantive procedures can be moderated. Subsequent to the end of fiscal 2007, we implemented daily automated reporting, which has provided a significant improvement to the flow of financial information. As reported in fiscal 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions. This lack of staffing continued throughout fiscal 2007 and remains at the date of this Report. Management believes the lack of qualified personnel, in the aggregate, and the inadequate accounting system for VoX amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

We are also evaluating our internal controls systems so that in fiscal 2008 our management will be able to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act. We were not an accelerated filer for fiscal year 2007.

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

Pervasip Corp.

Date:  July 21, 2008                                                                           By:   /s/ Paul H. Riss
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