Form 10QSB
period 2008-08-31
PERVASIP CORP
filed 2008-10-15
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution under a plan confirmed by a court.     Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
26,026,172  shares of Common Stock, par value $.10 per share, as of October 7, 2008.

Traditional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

Aug.31, 2008
(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$55,283
Restricted cash	206,402
Accounts receivable, net	214,392
Prepaid expenses and other current assets	318,967
Total current assets	795,044

Property, plant and equipment, net	670,880
Deferred finance costs, net	592,881
Deposits	525,631
Other assets	233,545
Total assets	$2,817,981

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$93,403
Accounts payable and accrued expenses	1,808,237
Total current liabilities	1,901,640

Long-term debt and capital lease obligations, less current maturities	3,543,219
Accrued pension obligation	862,805
Warrant liabilities	6,822,285
Total liabilities	13,129,949

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1 million authorized, none issued and outstanding	-
Common stock $.10 par value, 150,000,000 shares authorized, 26,026,172 shares issued	2,602,617
Capital in excess of par value	28,412,852
Deficit	(41,302,937)
Accumulated other comprehensive loss, unrealized loss on securities	(24,500)
Total stockholders’ equity deficiency	(10,311,968)
Total liabilities and stockholders’ equity deficiency	$2,817,981

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	Aug. 31, 2008	Aug. 31, 2007	Aug. 31, 2008	Aug. 31, 2007

Revenues	$1,522,056	$676,995	$456,704	$268,490

Costs and expenses:
Costs of services	1,467,756	846,288	399,320	310,753
Selling, general and administrative	2,468,638	1,938,448	982,527	597,709
Depreciation and amortization	382,819	425,176	136,101	189,824
Total costs and expenses	4,319,213	3,209,912	1,517,948	1,098,286

Loss from operations	(2,797,157)	(2,532,917)	(1,061,244)	(829,796)

Other income (expense):
Interest expense	(661,878)	(590,183)	(197,315)	(234,280)
Interest and other income	14,705	30,881	2,304	9,518
Change in warrant valuation	(1,311,341)	494,920	780,776	1,005,068
Total other income (expense)	(1,958,514)	(64,382)	585,765	780,306

Loss from continuing operations before discontinued operations	(4,755,671)	(2,597,299)	(475,479)	(49,490)
Earnings (loss) from discontinued operations	-	(330,363)	-	(148,247)
Gain on disposal of discontinued operations	-	1,169,037	-	1,169,037
Net income (loss)	(4,755,671)	(1,758,625)	(475,479)	971,300

Other comprehensive loss – unrealized loss on marketable securities	(24,500)	(3,185)	(500)	(1,365)

Comprehensive income (loss)	$(4,780,171)	$(1,761,810)	$(475,979)	$969,935

Basic earnings (loss) per share:
Loss from continuing operations before discontinued operations	(0.18)	$(0.12)	$(0.02)	$0.00
Earnings from discontinued operations	0.00	0.04	0.00	0.04
	$(0.18)	$(0.08)	$(0.02)	$0.04

Weighted average number of common shares outstanding
Basic	25,881,385	22,750,279	25,972,740	23,348,774

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	Aug. 31, 2008	Aug. 31, 2007

Net cash used in operating activities:	$(2,518,502)	$(1,669,778)

Cash flows from investing activities:
Purchase of property and equipment	(89,292)	(108,171)

Cash flows from financing activities:
Repayment of long-term debt	(28,961)	(33,717)
Debt issue costs paid	(71,500)	-
Proceeds from exercise of options	3,000	-
Proceeds from exercise of warrants	-	48,095
Proceeds from officer notes	-	81,000
Proceeds from notes	-	370,000
Inflow from restricted cash	2,628,460	-
Net cash provided by financing activities	2,530,999	465,378

Decrease in cash and cash equivalents	(76,795)	(1,312,571)
Cash and cash equivalents at beginning of period	132,078	1,337,525
Cash and cash equivalents at the end of period	$55,283	$24,954

See notes to the condensed consolidated financial statements.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month or nine-month periods ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended November 30, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2007.

Note 2 - Major Customers

During the nine-month and three-month periods ended August 31, 2008, one customer accounted for approximately 30% and 39%, respectively, of our revenues.  A second customer accounted for approximately 19% of our revenues for the nine-month period ended August 31, 2008.  During the nine-month and three-month periods ended August 31, 2007, one customer accounted for 45% and 52%, respectively, of our revenues.  At August 31, 2008, monies owed to us from two customers accounted for 46% of our total accounts receivable.

Note 3 - Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 142,130,000 and 12,969,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of loss per share for the nine-month and three-month periods ended August 31, 2008 and 2007, respectively, because the effect would be anti-dilutive.

Note 4 - Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network. Although the IP telephony business continues to grow, we face strong competition. We have built our IP telephony business with significantly less financial resources than many of our competitors. The survival of our business currently is dependent upon the success of our IP operations. Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

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

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment”. For the nine-month periods ended August 31, 2008 and 2007, we recorded approximately $80,000 and $133,000, respectively, in employee stock-based compensation expense, which was included in our selling, general and administrative expenses. For the three months ended August 31, 2008 and 2007, we recorded approximately $32,000 and $44,000, respectively, in employee stock-based compensation expense.  As of August 31, 2008, there was approximately $117,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 6 - Accounts Payable and Accrued Expenses

We have recorded other liabilities of approximately $796,000 for items with which we are negotiating settlements in conjunction with transactions related to the sale of former subsidiaries. We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly, and accordingly, we have not reduced the amount of the liability. One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and continues to operate while it seeks to restructure. We believe the bankruptcy filing further decreases our potential liability to the purchaser. However, there can be no assurance that we will be successful in reducing such potential liabilities, and ultimately, we may have to pay such amounts.

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

For the nine-month periods ended August 31, 2008 and August 31, 2007, we recorded pension expense of $161,000 and $72,000, respectively. In the nine-month periods ended in August 31, 2008 and 2007, we contributed approximately $75,000 and $10,000, respectively, to our defined benefit plan. In the three-month periods ended August 31, 2008 and 2007, we recorded pension expense of $62,000 and $24,000, respectively. For the three-month period ended in August 31, 2008 we contributed approximately $20,000. There was no contribution to the pension plan in the quarter ended August 31, 2007. The expected long-term rate on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined. The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  We may make discretionary contributions. There was a mandatory contribution made, to the plan for the quarter ended August 31, 2008 of approximately $7,000.

Note 8 – Principal Financing Arrangements

We have executed five financings agreements with our principal lender.  The first financing was repaid in full in connection with the sale of two subsidiaries, as described in Note 11, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment when the note is due on September 30, 2010. The second, third and fifth financings are also due on September 30, 2010, and there are no principal payments required to be made until the notes mature. The notes are recorded on our balance sheet at $3,418,575, which is a discount to their face amount of $8,794,667. Our lender has sent us written notice that it has waived all defaults on the loans until December 1, 2008. In addition, we have requested and received assurances from our principal lender that it will continue to provide financing to our company until December 1, 2008.  We remain dependent on our principal lender to fund our cash needs and we have no assurances that they will continue to fund such needs after December 1, 2008. Interest on the fifth financing is set at 20%. The interest rate on our fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum and was 9.75% per annum at August 31, 2008.  Interest on the second and third notes is set at prime plus 2% per annum, or 7% per annum at August 31, 2008.  In conjunction with the fifth financing, all interest payments for the next twelve months are accrued and added to the principal balances of the notes.  Cash interest payments begin again on a monthly basis commencing in June 2009.

As part of the financing on May 28, 2008, certain warrants to purchase approximately 126 million shares of our common stock, which had already been issued to our principal lender, were extended from a 10-year term to a 15-year term.   Also, certain cancellation provisions, which were included in warrants to purchase approximately 32 million shares of our common stock, were rescinded. As a result of the amendments to the outstanding warrants, the value of the outstanding warrants increased by approximately $682,000.  This amount was recorded as a loan discount.

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

Note 10 – Related Party Transactions

In connection with use of software development costs, we paid fees to a third-party intellectual property development firm (“Consultant”) for the nine-month periods ended August 31, 2008 and 2007, of $247,500 and $298,000, respectively. For the three-month periods ended August 31, 2008 and 2007 we paid fees of $66,000 and $88,000, respectively. We have hired individuals who were performing work for us on behalf of the Consultant, and during fiscal 2007, we hired the owner of the Consultant. One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $45,000 during the nine-month period ended August 31, 2008. The funds paid to the Consultant resulted in the capitalization of internal use software cost and equipment for the nine-month periods ended August 31, 2008 and 2007 of $55,000 and $106,500, respectively. The software cost and equipment capitalized for the three-month periods ended August 31, 2008 and 2007 was $0 and $24,000, respectively. The remaining fees for the nine-month periods ended in August 31, 2008 and 2007 of $192,500 and $191,500, respectively, were deemed to be operating costs. The amount of operating costs, for the three-month period ended August 31, 2008 and 2007 were $66,000 and $64,000, respectively.

Note 11 - Sale of Subsidiaries

On December 14, 2006, we entered into two separate definitive purchase agreements to sell to Cyber Digital, Inc., a publicly-traded shell company, two wholly-owned subsidiaries that operated as competitive local exchange carriers (“CLECs”). The sale of the CLECs was completed in June 2007. The operations of the CLECs are presented in our income statement for the year ended November 30, 2007 as discontinued operations. For the nine-and three-months ended August 31, 2007, there was a loss from discontinued operations of $330,363 and $148,247, respectively.  A net gain on discontinued operations that resulted from the sale of the CLECs of approximately $1,169,000 was recorded in fiscal 2007.

CLEC revenues amounted to approximately $3,013,000 and $0 for the nine- and three-month periods ended August 31, 2007, respectively.

Note 12 – Deposits

In 2008, we provided an international vendor with a $300,000 deposit as part of an agreement to supply us with favorable international calling rates. We are no longer doing business with this vendor. To facilitate the transaction and to provide us with additional assurance that the deposit would be returned, the agreement was signed by a New York investment banking firm and included a limited personal guarantee from a principal of that firm. After requesting that our deposit be returned, we commenced an action against the investment banking firm and the principal for $300,000 plus other associated costs. Based upon advice from our counsel and from discussions that we have had with the defendant, we believe the amount is collectible in full, and we have recorded the $300,000 as an asset, without taking any reserves against it.

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

Overview

We are a provider of local, long distance and international voice telephone services.  We provide these services using a proprietary Linux-based, open-source softswitch that utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real-time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our digital telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. We recently signed an agreement to provide our IP telephone service over a major international cell phone network.  Our technology enables these carriers to quickly and inexpensively offer premiere IP telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier’s unique brand.

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

We have created a scalable IP platform and have transitioned into a facilities-based digital telephony service provider to take advantage of the network cost savings that are inherent in an IP network. Our proprietary softswitch provides more than 20 of the Class 5 call features, voice mail and enhanced call handling on our own Session Initiation Protocol (“SIP”) server suite. We control all of the features we offer to our IP telephone customers because, rather than relying on a software vendor, we write the code for any new features that we desire to offer our customers. In addition, we have no software licensing fees as we only utilize open source software through which we share ideas and concepts with other companies that write open source code.

The flexibility of our technology has allowed us to now provide our IP telephone services over a cell phone network. Most cell phones are capable of receiving email and other transmissions of data. We have a signed agreement that allows our IP telephone service to transmit over a GSM network, which is the most popular standard for mobile phones around the world.  This agreement includes a guarantee from our customer of a minimum of 50,000 “voice over GSM” lines by October 31, 2009. We believe one of the most expensive telephone calls a cell phone user can make today is a call to an international destination. Consumers are frequently charged more than one dollar a minute for these calls.  By utilizing our IP telephony service over the data side of the GSM network, we can complete telephone calls to international destinations for pennies a minute.  We believe cost savings provides significant marketing opportunities to our wholesale customers that plan to sell a voice over GSM product.

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

Nine Months Ended August 31, 2008 vs. Nine Months Ended August 31, 2007

Our revenue from continuing operations for the nine-month period ended August 31, 2008 increased by approximately $845,000, or approximately 125%, to approximately $1,522,000 as compared to approximately $677,000 reported for the nine-month period ended August 31, 2007. The increase in our revenues was directly related to the increase in the number of wholesale customers to which we sell our IP telephone service. At August 31, 2008, we were billing 76 wholesale customers, as compared to 48 customers at August 31, 2007. We have numerous wholesale customers who have signed a contract with us but who are not generating revenue yet, and we have other potential wholesale customers in trial. We believe the customers that we have already identified and with which we have already signed agreements will continue to add to our sales growth. Our largest opportunity with an existing customer is with Unified Technologies Group, Inc. (“UTGI”) which recently signed a wholesale services agreement with us that requires them to sell a minimum of 50,000 IP telephony lines running over a national cell phone network by October 2009. UTGI has agreed to pay us for the revenue we would have received from 50,000 lines, in the event they do not achieve that level. We anticipate they will sell significantly more than 50,000 lines. Due to the international calling plans that UTGI is anticipating it will sell, we believe that 50,000 lines will approximate $2 million in monthly revenue for us. We have also increased our sales of minutes to international destinations, for which we are able to generate higher revenue per minute than we generate on domestic usage. Our revenues from international calling, in the nine-month period ended August 31, 2008, amounted to approximately $362,000.  We cannot predict the amount of future revenues from international calling because rapid price changes impact the amount of sales we can make, and some routes that were available to us in the second quarter of fiscal 2008 are no longer available.  However, we are attempting to establish specific routes to high-cost countries for which we anticipate we can earn a higher gross profit per minute than that we would earn in low-cost countries.

For the nine-month period ended August 31, 2008, our gross profit amounted to approximately $54,000, which was an improvement of approximately $223,000 over the negative gross profit of approximately ($169,000) reported in the nine-month period ended August 31, 2007. Our IP telephony facilities have significant unused capacity and we have therefore only recently been able to generate a positive gross profit on a quarterly basis.  We anticipate we can continue to achieve higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors, so that our gross profit and gross profit percentage should continue to increase.

Selling, general and administrative expenses increased by approximately $531,000, or approximately 27%, to approximately $2,469,000 for the nine-month period ended August 31, 2008 from approximately $1,938,000 reported in the same prior-year fiscal period. Additional salary, consulting and marketing expense accounted for the majority of the increase. Approximately $15,000 each month of our salary expense until May 31, 2008 was reimbursed to us for services that three of our employees provided to another company. Beginning in the third quarter of fiscal 2008, we are no longer providing these services.

Depreciation and amortization expense decreased by approximately $42,000 for the nine months ended August 31, 2008 to approximately $383,000 as compared to approximately $425,000 for the same period in fiscal 2007. Approximately $64,000 of the decrease was the elimination of amortization costs as a result of the satisfaction of a note that was paid in full in conjunction with the sale of our CLECs, while depreciation of our Internet telephony platform amounted to an increase of approximately $22,000.

Interest expense increased by approximately $72,000 to approximately $662,000 for the nine-months ended August 31, 2008 as compared to approximately $590,000 for the nine-months ended August 31, 2007.  The increase was due to additional borrowing in September 2007 and May 2008.

Interest and other income for the nine-month period ended August 31, 2008 amounted to approximately $15,000 primarily due to interest earned on amounts on deposit in a restricted cash account. For the nine-month period ended August 31, 2007, other income amounted to approximately $31,000 which related primarily to commission income.

Warrant expense for the nine-month period ended August 31, 2008 amounted to approximately $1,311,000, which was primarily due to the increase in the market value of our common stock from November 30, 2007 to August 31, 2008. During the comparable period of fiscal 2007, we recorded warrant income of approximately $495,000, which resulted from a decrease in the price of our common stock at August 31, 2007 as compared to the value at November 30, 2006.

During the nine-month period ended August 31, 2007, we reflected a loss from the discontinued operations of our former CLEC subsidiaries amounting to approximately $330,000. These subsidiaries were sold during fiscal 2007 and there was no loss in fiscal 2008.

Discontinued operations reflected the income for the nine-month periods ended August 31, 2007 attributable to our former CLEC operations, which were sold in June 2007. The gain from discontinued operations in fiscal 2007 included a gain of approximately $1,169,000 on the sale of the CLEC operations. There was no such income in 2008.

Three Months Ended August 31, 2008 vs. Three Months Ended August 31, 2007

Our revenue from continuing operations for the three-month period ended August 31, 2008 increased by approximately $189,000, or approximately 70%, to approximately $457,000 as compared to approximately $268,000 reported for the three-month period ended August 31, 2007. The increase in revenues was directly related to the increase in the number of wholesale customers that began reselling our Internet telephone service. As discussed above, at August 31, 2008, we were billing 76 wholesale customers as compared to 48 customers at August 31, 2007.

We reported gross profit for the three-month period ended August 31, 2008 of approximately $57,000, which was an improvement of approximately $99,000 over the negative gross profit of approximately $42,000 reported in the three-month period ended August 31, 2007. The increase in gross profit during the three-month period ended August 31, 2008, was primarily the result of a decrease in our variable costs from the routing of instate calls to low cost carriers.

Selling, general and administrative expenses increased by approximately $385,000, or approximately 64%, to approximately $983,000 for the three-month period ended August 31, 2008 from approximately $598,000 reported in the same prior year fiscal period. Most of the increase related to increased personnel costs and outside consultants.

Depreciation and amortization expense decreased by approximately $54,000 for the three months ended August 31, 2008 to approximately $136,000 as compared to approximately $190,000 for the same period in fiscal 2007. Amortization expense decreased by approximately $61,000 due to the elimination of amortization costs as a result of the satisfaction of a note that was paid in full in conjunction with the sale of our CLECs.  This decrease was offset by an increase of approximately $7,000 of depreciation expense related to our Internet telephony platform.

Interest expense decreased by approximately $37,000 to approximately $197,000 for the three months ended August 31, 2008 as compared to approximately $234,000 for the three months period ended August 31, 2007, as a result of amendments to our existing loan agreements.

Warrant income for the three months ended August 31, 2008 amounted to approximately $781,000 due to the decrease in the market price of our common stock at August 31, 2008 as compared to May 31, 2008.  Similarly, a decrease in the market price of our common stock at August 31, 2007 as compared to the market price at May 31, 2007 generated warrant income of approximately $1,005,000 in the three month period ended August 31, 2007.

Discontinued operations reflected the net income for the three-month periods ending August 31, 2007 attributable to our former CLEC operations, which were sold in June 2007.  The gain from the sale of the discontinued operations in fiscal 2007 was approximately $1,169,000.

Liquidity and Capital Resources

At August 31, 2008, we had cash and cash equivalents of approximately $55,000 and negative working capital of approximately $1,107,000.

Net cash used in operating activities aggregated approximately $2,519,000 and $1,670,000 in the nine-month periods ended August 31, 2008 and 2007, respectively.  The principal use of cash in fiscal 2008 was the loss for the period of approximately $4,756,000, which was partially offset by a non-cash mark-to-market warrant adjustment charge of approximately $1,311,000.  The principal use of cash in fiscal 2007 was the loss for the period of approximately $1,759,000, which included a non-cash item of approximately $495,000 of income that resulted from a mark-to-market warrant adjustment.

Net cash used in investing activities in the nine-month periods ended August 31, 2008 and 2007 aggregated approximately $89,000 and $108,000, respectively, resulting primarily from expenditures related to enhancements to our IP telephony software.

Net cash provided by financing activities aggregated approximately $2,531,000 and $465,000 in the nine-month periods ended August 31, 2008 and 2007, respectively. In fiscal year 2008, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with financings on September 28, 2007 and May 28, 2008. In fiscal 2007, net cash provided by financing activities was primarily the proceeds of a short-term note of $370,000.

For the nine-months ended August 31, 2008, we had approximately $89,000 in capital expenditures primarily related to our IP telephony business. We expect to make equipment purchases of less than $50,000 in the fourth fiscal quarter of 2008, depending on our growth and the availability of cash or equipment financing.  We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support our growing customer base of IP telephony subscribers.

We have sustained net losses from operations during the last three years, as we have worked to build the software and back-office systems required to provide our IP telephony services.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings.  We have experienced significant quarterly growth in revenues in the first nine months of fiscal 2008. We continually evaluate our cash needs and growth opportunities and we have reached an understanding with our principal lender to borrow an additional $500,000 at an interest rate of 15% from our principal lender to support our negative cash flow from operations for the months of October and November 2008. We anticipate that these borrowings will be deposited in a restricted cash account that is controlled by our principal lender.  Our principal lender releases cash to us from a restricted cash account so that it can evaluate the individual items upon which we make cash expenditures. In conjunction with our lending agreement, the release of operating cash to pay our expenditures is totally in the discretion of our principal lender to pay current operating bills and cannot necessarily be used to pay past due invoices. Although we are not yet profitable and we are not generating cash from operations, our principal lender has committed to us that it will continue to fund our operations and will not call our loan until at least December 1, 2008. We are working with our principal lender for additional financing and with other entities that have expressed an interest to provide additional financing.  However, there can be no assurance that such financing will be sufficient to get us to a break-even level, or that we will be able to raise new capital. Our failure to generate sufficient revenues and raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have noted an inadequately-designed accounting system within our VoX subsidiary.  We continue to address weaknesses so that our month-end substantive procedures can be moderated.  Subsequent to the end of fiscal 2007, we implemented daily automated reporting, which has provided a significant improvement to the flow of financial information. As reported in fiscal 2005, we also have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.  This lack of staffing continued throughout fiscal 2007 and remains at the date of this Report.  Management believes the lack of qualified personnel, in the aggregate, and the inadequate accounting system for VoX amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.

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

Pervasip Corp.

Date: October 15, 2008                                                        By: /s/ Paul H. Riss
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