Form 10KSB
period 2008-11-30
PERVASIP CORP
filed 2009-03-02
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission File No. 0-4465

PERVASIP CORP.
(Name of Small Business Issuer in Its Charter)

New York	13-2511270
(State or Other Jurisdiction	(I.R.S Employer Identification No.)
of Incorporation or Organization)

75 South Broadway, Suite 400, White Plains, New York	10601
(Address of Principal Executive Offices)	(Zip Code)

(914) 620-1500
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.10 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X.

Registrant’s revenues for its most recent fiscal year were $2,093,819

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock as of May 31, 2008 was approximately $6,440,000.

The number of shares outstanding of the registrant’s classes of common stock, as of February 15, 2009, was 26,326,172.

Transitional Small Business Disclosure Format Yes __ No X

Documents Incorporated by Reference:

Portions of the Issuer’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6.	Management’s Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions, and Director Independence
Item 13.	Exhibits
Item 14.	Principal Accounting Fees and Services

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
•
The performance of Unified Technologies Group Inc. under its wholesale master service agreement with us, including its performance of its minimum number of customer lines commitment and the payment of any required shortfall penalties;

•	The cooperation of industry service partners that have signed agreements with us;
•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
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

PART I

In this Annual Report on Form 10-KSB, we will refer to Pervasip Corp., a New York corporation, as  “our company,” “we,” “us” and “our.”

Item 1. – Business

Overview

We are a provider of local, long distance and international voice telephone services.  We provide these services using a proprietary Linux-based open-source softswitch that utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our IP telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology enables these carriers to quickly and inexpensively offer premiere broadband telephone services, complete with order flow management for efficient provisioning, billing and support services and user interfaces that are easily customized to reflect the carrier’s unique brand.

We are currently enhancing the reach of our IP telephony services by preparing to use the data side of the cell phone network to run our telephone calls.  Cell phone networks provide both voice and data services.  In a traditional cell phone service, the users speak over the voice side of the network and receive email messages and obtain Internet access over the data side of the network.  With our service, the voice transmission runs over the data side of the cell phone network, and the voice side would not be used.  The data side of the cell phone network is simply another avenue upon which we can run our IP telephony services.  However, it is a low-cost method of delivering telephone service and we believe it will attract a significant number of subscribers to our service, from the large and more expensive cell phone carriers.  We refer to our use of the data side of the cell phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).

We believe that Mobile VoIP will be a telephone service that experiences rapid growth.  We will continue to use a wholesale model with Mobile VoIP, just as we are a wholesaler of IP telephony.  In October 2008, we entered into a wholesale agreement to sell Mobile VoIP services to Unified Technologies Group, Inc. (“UTGI”), a diversified technology company that intends to sell our Mobile VoIP service directly to end-users, or indirectly to end-users via cell phone distributors.   UTGI intends to utilize the Global System for Mobile communications (“GSM”) standard for the Mobile VoIP calls.  GSM is the most popular standard for mobile phones in the world, with more than 3 billion users in more than 200 countries and territories.  According to UTGI, it has access to the data side of the GSM network in approximately 130 countries, and usage of the product does not generate roaming charges to end-users who travel to any of those countries, as the entire call stays on the UTGI data network.   UTGI believes it will be able to provide a high-quality call to hundreds of thousands of customers because it uses its own virtual private network over the GSM network to provide the high-speed Internet access to the mobile phone.  By placing software on the mobile phone to create a dynamic virtual stabilized network, UTGI intends to ensure the highest level of quality by enhancing the call with services such as bandwidth limitation correction, compression, sampling, jitter correction, echo cancellation and buffering.  When the consumer uses the mobile device and makes a Mobile VoIP telephone call, the entire operation is intended to be seamless to the cell phone user, who receives no indication that the call is a VoIP call.

Development of Business

We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high-quality handbags, totes, luggage and sport bags.  In 1999, we divested our handbag and luggage operations, which had experienced several years of operating losses

We commenced operations in the telecommunications industry in fiscal 1998 by acquiring a Competitive Local Exchange Carrier (“CLEC”) that was formed to attract and retain a geographically-concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.  In 1999, we changed our name to eLEC Communications Corp. to signify our new focus on telecommunications and our vision to run local exchange services over the Internet.  In October 2000, we purchased another CLEC, and in November 2002 we started a third CLEC.

Our CLEC operations always leased circuit-switched network elements from other carriers in order to provide wireline services to customers.  Although we entered the telephone business in 1998 by leasing wirelines, it was always our intention to use that platform as a stepping-stone on our way to becoming an IP telephone company.  Consequently, we sold our wireline business during fiscal 2007.  In conjunction with this sale and the shift of our focus on IP telephony, in December 2007, we changed our name to Pervasip Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” and our intention is to be known as a pervasive IP company with a ubiquitous global presence.

In 2004, we incorporated VoX Communications Corp. (“VoX”) as our wholly-owned IP subsidiary to pursue the deployment of our own IP network for digital telephony services. In addition to the general cost advantages of digital telephone service, we believe IP communication technologies will continue to advance rapidly and will further the potential for the Internet to become the preferred medium of communication and commerce.  Consequently, in fiscal 2006 and 2007, we expended a vast amount of our resources on the planning, development and implementation of our IP network.

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

Available Information

We maintain a corporate website with the address www.pervasip.com and Vox maintains a corporate website with the address www.voxcorp.net.  We have not incorporated by reference into this Report on Form 10-KSB the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Business Strategy

Our objective is to build a profitable IP telephone company on a stable and scalable platform with minimal network costs.  We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay.   We believe that to achieve our objective we need to have “cradle to grave” automation of our back-office web and billing systems.  We have written our software for maximum automation, flexibility and changeability.

We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low.  Technology continues to work for 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of companies that sell broadband services.  Many of our targeted wholesale customers and some of our existing wholesale customers have significant financial resources to market a private-labeled digital voice product to their existing customer base or to new customers.  We believe our strength is our technology-based platform.  In providing our technology on a wholesale basis, our goal is to obtain and manage 500,000 individual end-users by leveraging the sales, marketing, financial and other resources of our wholesale customers.

Principal Products and Markets

Our IP telephony offerings are tailored to meet the specific needs of unique wholesale customers.  We focus on marketing to wholesale accounts that have an existing customer base of residential and small business users.  We believe we provide compelling product offerings to Cable Operators, Internet Service Providers (“ISPs”), Wireless Internet Service Providers (“WISPs”), CLECs and other broadband service providers, as we enable them to quickly roll out private-labeled broadband voice solutions to their residential and small business customers.  Our Mobile VoIP wholesale customer, UTGI, does not have an existing customer base of broadband users or cell phone users.  However, UTGI has represented to us that it has pre-sold more than 500,000 Mobile VoIP lines to approximately 100 cell phone distributors throughout the country.  Once UTGI allows its distributors to begin selling its Mobile VoIP product, the distributors have one year to reach their minimum guaranteed level of sales in take-or-pay contracts.  Based upon its market studies and correspondence with its distributors, UTGI has asked us to be ready to provide our VoIP service to a minimum of 320,000 and a maximum of 800,000 cell phone users within 12 months of the launching of their product.  UTGI has advised us that it plans to stage the launch of its Mobile VoIP product so that only 20 to 30 distributors are initially allowed to sell Mobile VoIP.  After a few months of successfully handling the new end-users, UTGI plans to allow additional distributors to sell the product.

Mobile VoIP Carriers – Our contract with UTGI is our only contract with a Mobile VoIP carrier. However, we are negotiating with other entities that desire to be Mobile VoIP carriers.  We believe the basic strategy of these carriers is to attract the customer base of the large incumbent mobile phone companies by offering a carrier grade service at significantly reduced prices.  Every major mobile phone company currently offers both voice and data plans and the consumer has to pay for both plans, resulting in a total monthly payment of approximately $140 if an unlimited voice plan is purchased.  UTGI intends to offer unlimited data and voice plans for $70 a month for U.S. telephone numbers.  We  believe many mobile carriers are reluctant to allow piggy-backing of voice services on their data network  because approximately 80% of their revenue is generated from their voice offerings.  Mobile VoIP carriers intend to compete with the existing mobile phone industry by attacking the existing voice revenues of the incumbent carriers by offering the consumer a mobile phone plan that is half the cost of the existing plans of the incumbent carriers.  UTGI has advised us that it intends to take this attack a step further by not requiring the consumer to purchase a one or two-year contract.  As UTGI has not yet launched its product offerings or received any revenues to date from its proposed Mobile VoIP service, there can be no assurance that UTGI will be successful in its marketing efforts or that it will be able to meet its contractual obligations under its wholesale agreement with us.

Cable Operators - We have identified approximately 3,000 cable operators in the United States, of which more than 75 are large multiple system operators (“MSOs”) and over 2,900 are independent cable operators.  All of these cable operators are potential wholesale customers of our IP telephone product.  We believe every MSO is already selling some form of an IP telephone product, typically a packet-cable solution in large metropolitan areas.  The equipment expenditures required under packet cable generally do not justify the capital investment in the remote areas of an MSO’s footprint.  We believe our SIP-based solution, which does not require our wholesale customers to purchase any equipment, is a reliable, low-cost solution for any carrier.  We anticipate that MSOs will be able to generate revenue sooner than our wholesale customers that have never sold a telephony product because the MSOs already have experience with selling, marketing, billing, customer service and other operational aspects related to providing digital voice services.

We also support the Arris 502G modem, which allows us to provide our IP telephone service over a cable television connection without requiring a broadband connection.  This product offers the cable companies two significant benefits.  First, by using the 502G as its cable television modem, the addressable market becomes the cable operator’s entire customer base, and not just its broadband customers.  Second, the cable carrier will save approximately $60 on each digital telephone line sold because it will not have to buy an analog telephone adapter (“ATA”) from us to carry the digital telephone service over the broadband connection.

ISPs – ISPs range in size from small town ISPs to those with several international facilities.  This potential customer base has been under considerable pressure of late to offer more services to compete against the major telecom companies and MSO cable companies.  Furthermore, we believe ISPs are looking for additional revenue streams as the pricing pressure on Internet access has steadily increased. Many ISPs in the major cities have either sold their client base to larger operators or found a unique niche to stay in business.  We believe the secondary and tertiary markets are more likely a better target for our services.  We have joined the Federation of Internet Solution Providers of the Americas to give us better access to those potential customers.

WISPs - From Starbucks and McDonalds to the cities of San Francisco and Philadelphia, wireless Internet access is a powerful force in the broadband market.  We estimate there are more than 750 WISPs in the U.S.  As with any broadband medium, these providers want to layer on as many applications and additional revenue streams as possible.  Although the voice-over-Wi-Fi market is young, Clearwire Corporation and other companies have proven the demand in this market by rolling out voice-over-Wi-Fi and WiMax in several markets in the United States.

We have become a member of WISPA, a wireless broadband association, which allows us to market our IP telephony services to the association’s approximately 250 members.  Several of the WISPA members have become wholesale customers of ours.

CLECs – CLECs provide a local exchange service over a wireline and generally are experiencing cost increases for line rentals and usage.  For some CLECs, the logical step is to begin offering a bundle of high-speed Internet services and IP telephony services to their existing wireline customers.  While the revenue per line on voice service decreases as a result of transitioning a customer from a wireline to a digital telephone line, the CLEC typically enjoys a higher gross margin on the sale of digital phone service.  We do not actively pursue sales to CLECs, but have several CLECs as customers because they do not have the time or resources to build their own digital telephone solution and they need an IP telephony product to combat the customer churn from customers leaving their wireline service for the less expensive digital phone service.

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

Agent and retail sales - Our focus is to serve the wholesale IP telephony market.  However, we maintain a web site for retail sales so that agents can promote and sell our product.  We also offer a low-cost, toll-free product on a wholesale and retail basis.  We have switched hundreds of toll-free telephone numbers to our platform primarily because we can offer a significant per-minute savings to our customers.  Many states, such as New Mexico and Arizona, still have in-state rates that are higher than ten cents a minute.  We offer in-state rates at 3.9 cents a minute.

Our Network

We operate a sophisticated IP network to deliver our broadband voice services.  We carefully monitor the network as it automatically minimizes the route taken by packets carrying a voice conversation, and self-regulates traffic volumes to directly control the quality of service from the origination to the termination of a call.  Calls are connected on our network with minimal post-dial delay and our G.729 compression yields virtually no jitter.  When compared to other broadband voice carriers or wireline connections, we deliver a high-quality call.  Our softswitch utilizes advanced SIP infrastructure on a cluster of SIP servers and has the ability to scale at a low cost.  We believe the collective thought process of our SIP servers makes us unique, as our servers are capable of “thinking” about what they are doing and will perform self-healing functions when necessary to ensure a call is not dropped.  Unlike many of our competitors, we do not rely on Microsoft to power our softswitch.  By using our own open-source software platform, we are able to update the network as needed, avoid the delays of waiting for software upgrades from Microsoft and avert the problems associated with having too much reliance on one vendor in order to run our network.

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

Future competition could come from a variety of companies, both in the Internet and telecommunications industries.  This competition includes major companies that have been in operation for many years and have greater resources and larger subscriber bases than we have, as well as companies operating in the growing market of discount telecommunications services, including calling cards and prepaid cards.  In addition, some Internet service providers have begun to aggressively enhance their real-time interactive communications, and are focusing initially on instant messaging, with the intent to progress toward providing PC-to-Phone services and broadband telephony services.

We anticipate that competition also will come from several traditional telecommunications companies, including industry leaders, such as AT&T Inc., Sprint Nextel Corporation, Deutsche Telekom AG and Qwest Communications International, Inc., as well as established broadband services providers, such as Time Warner Inc., Comcast Corporation and Cablevision Inc.  These companies provide enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

•	substantially greater financial, technical and marketing resources;
•	stronger name recognition and customer loyalty;
•	well-established relationships with many of our target customers;
•	larger networks; and
•	large existing user bases to cross sell new services.

These and other competitors may be able to bundle services and products that are not offered by us together with enhanced Internet and IP communications services, which could place us at a significant competitive disadvantage. Many of our competitors enjoy economies of scale that can result in a lower cost structure for transmission and related costs, which could cause significant pricing pressures within the industry.

Major Customer

We have one customer that accounted for 32% of our revenues in fiscal 2008 and 51% of our revenue in fiscal 2007.  Loss of this account would be detrimental to us, partially because this account helps us to engage large potential accounts and is steadily billing approximately $60,000 a month, compared to approximately $50,000 a month in 2007.

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

At the present time, we do not utilize our customer’s CPNI in a manner that would require us to obtain consent from our customers. In the event that we do in the future, however, we will be required to adhere to specific CPNI rules aimed at marketing such services. We will soon be required to implement internal processes in order to be compliant with all the CPNI rules.

Other action by the FCC has expanded the possibility that our digital voice services may become subject to state regulation, which will likely lead to higher costs and reduce some of the competitive advantage digital voice services hold over traditional telecommunications services.

Employees

As of February 23, 2009, we had 11 employees on a full-time basis.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  In conjunction with a financing on February 18, 2009, our lender required us to eliminate our entire sales force and various other employees.  We therefore have reduced operating expenses going forward, and we plan to operate with fewer employees until our revenues increase further.

Item 2. – Properties

The following table sets forth pertinent facts concerning our office leases at February 15, 2009.

Location	Use	Approximate Square Feet	Annual Rent

75 South Broadway White Plains, NY 10601	Office	1,000	$28,000

5955 T.G. Lee Boulevard Orlando, Florida	Office	4,000	$96,000

The lease for our office space in White Plains, New York is renewable every three months.  We maintain up to three employees at this location, and we plan to maintain this location in 2009.  Our lease for our office space in Orlando, Florida is unsigned at this time, but we anticipate signing a lease for approximately $8,000 a month in rent. We currently occupy this space under a sub-lease agreement that expired on February 15, 2009.  We anticipate the launch of Mobile VoIP service with UTGI will create a need for additional office space in fiscal 2009.  There is available space in the buildings that we currently occupy that we anticipate renting when we have such need.

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

PART II

Item 5. - Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on The OTC Bulletin Board® (“OTCBB”) under the symbol PVSP.  Prior to February 21, 2008 our common stock traded on the OTCBB under the symbol ELEC.  The high and low closing price for each quarterly period of our last two fiscal years are listed below:

	High	Low
Fiscal 2007
1st Quarter	$0.41	$0.23
2nd Quarter	0.37	0.23
3rd Quarter	0.34	0.16
4th Quarter	0.26	0.12

Fiscal 2008
1st Quarter	$0.31	$0.14
2nd Quarter	0.31	0.19
3rd Quarter	0.24	0.12
4th Quarter	0.40	0.14

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  As of February 15, 2009, there were 190 holders of record of our common stock and approximately 2,000 beneficial holders.

We have never paid dividends on our common stock and do not expect to do so in the foreseeable future.  Our loan agreements with our lender does not allow us to directly or indirectly declare or pay any dividends so long as certain amounts of our secured term notes remain outstanding.

Recent Issuances of Unregistered Securities

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering.

In December 2008, we issued 300,000 shares of common stock to a company in exchange for investor relation services.

The following table provides information as of November 30, 2008 with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1995 Stock Option Plan(1)	310,000	$0.40	-
1996 Restricted Stock Plan(2)	-		400,000
2007 Equity Incentive Plan(3)	825,000	0.23	1,175,000
Subtotal	1,135,000		1,575,000

Equity compensation plans not approved by security holders:

Employee stock options	1,000,000	0.25	-
2004 Equity Incentive Plan (3)	903,000	0.33	97,000
2007 Contingent Option Plan (4)	7,893,506	0.18	-
Institutional Marketing Services, Inc. (5)	100,000	0.63	-
Investor Relations International (5)	1,500,000	0.67	-
Guilford Securities, Inc. (6)	100,000	0.40	-
Just Our Luck, Inc. (7)	750,000	0.17	-
Syntax Group (7)	1,000,000	0.17	-
Subtotal	13,246,506		97,000

Total	14,381,506		1,672,000
___________________________

(1)	Options are no longer issuable under our 1995 Stock Option Plan.

(2)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(3)	Our 2004 and 2007 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(4)	The contingent options vest only if three consecutive months of positive cash flow from operations is achieved before their expiration in November 2012.

(5)	Warrants were issued for investor relations services.

(6)	Warrants were issued for consulting services.

(7)	Contingent options vest only if various monthly revenue levels are exceeded.

Item 6. - Management’s Discussion and Analysis or Plan of Operations

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to page 1 of this Report for additional factors relating to such statements.

Overview

We offer a customized wholesale IP telephone solution to other service providers. This type of telephone service is also referred to as digital telephone service or voice-over-IP, or VoIP.  Because of the intense competition on the retail level and the high marketing costs that digital voice providers have incurred to acquire a subscriber, we decided that we would not compete in the retail arena.  Our goal is to obtain several significant wholesale customers that will private label and resell our digital voice services to their customer bases.  We target companies that are already providing high-speed Internet services, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, broadband-over-powerline companies, satellite broadband providers, and most recently, a Mobile VoIP provider.  Our technology is very flexible and customizable and, consequently, we have been able to attract what we believe will become a significant Mobile VoIP customer that is capable of providing our VoIP service over the data side of the cell phone network.

Cell phone networks provide both voice and data services.  In a traditional cell phone service, we speak over the voice side of the network and we receive email messages and obtain Internet access over the data side of the network.  With our service, the voice transmission runs over the data side of the cell phone networks, and the voice side would not be used.  The data side of the cell phone network is simply another avenue upon which we can run our IP telephony services.  However, it is a cost-invasive method of delivering telephone service and it threatens to take away a significant number of subscribers from the large and more expensive cell phone carriers.  We refer to our use of the data side of the cell phone networks as voice-over-IP enabled mobile phone service, or as Mobile VoIP.

Our Mobile VoIP wholesale customer, UTGI, plans to utilize the GSM network.  UTGI has advised us that the use of the GSM network will allow it to be a service provider in 130 countries.   Most cell phone plans charge relatively high rates per minute for completing international calls from or to a cell phone. We plan to terminate all calls made on the Mobile VoIP phones sold by UTGI at low international rates, as the call will be treated as a VoIP call, not a cell phone call.  These calls will not register as phone calls on the voice side of the mobile phone network because these calls will travel over the Internet.  In some instances, UTGI will be able to charge international cell phone rates that are 90% less than the standard per-minute rates charged by most major cell phone carriers.  In addition to low rates for subscribers, since Mobile VoIP calls travel over the Internet without being handed off to local cell phone carriers, there are no roaming charges as the person travels from country to country.  As a result, a person using a UTGI mobile phone, who lives in New York and has a New York telephone number will still be treated as though he is calling from New York, even if he is driving through Europe and moving through several countries.  There will be no roaming charges to this consumer, as he did not have his telephone call handed off to several local mobile phone companies.  Instead, the call will stay on UTGI’s virtual private network and run over the Internet.

We anticipate that UTGI will launch its product in the second quarter of 2009.  It has not given us a launch date, but we believe it is working to establish publicity for any launch it does.  Employees of UTGI continue to make test calls on our network and UTGI has provided us with a Mobile VoIP telephone so that we can make test calls and monitor the quality of the calls.  We believe the voice service has been working at a carrier-grade level.  UTGI has informed us that its Mobile VoIP product has been very well received by cell phone distributors, and that it has signed take-or-pay contracts with approximately 100 distributors that have in the aggregate committed to purchase a minimum of 500,000 Mobile VoIP lines within 12 months of the launch of the product.  Although UTGI has only guaranteed to pay us for 50,000 Mobile VoIP lines at the end of 12 months, it cautions us that we should be ready to expand to handle 800,000 to 1 million Mobile VoIP lines within 12 months.  UTGI has advised us that it plans to continue to market to new dealers once it has launched the product and it expects to have much higher minimum take-or-pay quantities after it launches the product. As UTGI has not yet launched its product offerings or received any revenues to date from its proposed Mobile VoIP service, there can be no assurance that UTGI will be successful in its marketing efforts or that it will be able to meet its contractual obligations under its wholesale agreement with us.

Revenues

Revenues consist of telephony services revenue and customer equipment revenue.

Telephony services revenue.  The majority of our operating revenues are telephony services revenues. We offer several bundled plans, unlimited plans and basic plans for wholesale and retail customers.  The wholesale plans do not change much from customer to customer as the plan we offer to a cable operator is typically the same plan we offer to a WiFi carrier, Internet service providers or Mobile VoIP company.  Each of our unlimited plans offers unlimited domestic calling, subject to certain restrictions, and each of our basic plans offers a limited number of calling minutes per month. Under our basic plans, we charge on a per-minute basis when the number of calling minutes included in the plan is exceeded for a particular month. For all of our U.S. plans, we charge on a per-minute basis for international calls to destinations other than Canada. These per-minute fees are not included in our monthly subscription fees.  Any plan we offer to our wholesale customers is also available to an individual end-user at a higher price that approximates the retail-selling price that most of our wholesale customers charge.  We also have products that are on a per-minute usage basis, such as toll-free telephone numbers to businesses and international cell phone termination.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an ATA, we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2008 and 2007.

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

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

Our revenues for fiscal 2008 increased by approximately $1,095,000, or approximately 110%, to approximately $2,094,000 as compared to approximately $999,000 reported for fiscal 2007.  The increase in revenues was directly related to the increase in the number of wholesale customers using our IP telephony service.  In November 2008, we billed 90 wholesale customers, as compared to 48 in November 2007.  Furthermore, our monthly revenue continues to grow, as our existing customers continue to put more digital telephone lines on our network.  In December 2008, we billed approximately $226,000, as compared to approximately $92,000 in December 2007.  As a result, we anticipate that our revenue for fiscal 2009 will be significantly higher than our revenue in fiscal 2008.   We anticipate that all revenue growth in fiscal 2009 will come from existing customers, including the launch of UTGI’s Mobile VoIP product, as we have eliminated our sales and marketing personnel in February 2009 at the request of our lender.

Our gross profit for fiscal 2008 increased by approximately $355,000 to approximately $109,000 from a negative gross profit of approximately ($246,000) reported in fiscal 2007, while our gross profit percentage of 5.2% in fiscal 2008, as compared to (24.6%) in fiscal 2007, increased by 29.8 percentage points.  Higher revenues have improved, and should continue to improve, our gross margins.  With higher revenues, we are able to cover our fixed network costs and buy minutes at a lower cost.  We also have implemented more sophisticated least-cost-routing strategies that will allow us to increase our grow margin percentage going forward.

Selling, general and administrative expenses (“SG&A”) increased by approximately $745,000, or approximately 24.8%, to approximately $3,744,000 for fiscal 2008 from approximately $2,999,000 reported in the prior year fiscal period.  The increase is attributable (i) a $300,000 reserve taken on a deposit in 2008; (ii) an increase in marketing costs and commission expense of approximately $127,000;  (iii) an increase in consulting fees of approximately $224,000; (iv) increased rent expense of approximately $78,000 and (v) increased salary expense of approximately $58,000.  In February 2009, we reduced the number of our employees from 19 to 11 and we project that our monthly cash expenditures for salary will decrease from approximately $144,000 in February 2009 to approximately $78,000 in March 2009.  We are also reducing our rent expense by approximately $4,000 a month and our consulting expense by approximately $25,000 a month beginning in March 2009.  We believe these reductions in selling, general and administrative costs will reduce our cash loss from operations to approximately $75,000 a month before the end of the second quarter.

Depreciation and amortization expense decreased by approximately $71,000 to approximately $518,000 for fiscal 2008 as compared to approximately $589,000 for the prior fiscal year.   Deferred financing costs related to the debt financings we completed in November 2005, May 2006, September 2007, May 2008 and October 2008 (See Note 6) decreased by approximately $99,000 and deprecation of our IP telephony platform increased approximately $28,000.

Interest expense increased by approximately $265,000 to approximately $1,011,000 for the year ended November 30, 2008 as compared to approximately $746,000 for the prior fiscal year, primarily as a result of our increase in borrowing in May 2008 and October 2008 financings (see Note 6).

Other income (expense) amounted to approximately $10,000 expense for the year ended November 30, 2008 as compared to $24,000 income for the prior fiscal year.  In fiscal 2008, other income (expense) consisted of interest income from a restricted cash account amounting to $10,000 as compared to a write off of marketable securities of $25,000.  In fiscal 2007, other income resulted primarily from commission income.

For the year ended November 30, 2008, we recorded an expense of approximately $191,000, which resulted from the change in the market value of the warrants issued to our primary lender (see Note 6).  In fiscal 2007, we recorded income of $573,000.

For the fiscal year ended November 30, 2007, we recorded a gain on the sale of our CLECs of approximately $1,197,000, which consisted of the excess of the liabilities assumed over the assets purchased by the buyer.  The CLECs generated pretax losses of approximately ($171,000) in fiscal 2007. There was no such activity in fiscal 2008.

Liquidity and Capital Resources

At November 30, 2008, we had cash and cash equivalents of approximately $130,000 and negative working capital of approximately $1,375,000 as compared to cash and cash equivalents of approximately $132,000 and negative working capital of approximately $533,000 at November 30, 2007.

Net cash used in operating activities aggregated approximately $3,384,000 and $2,252,000 in fiscal 2008 and 2007, respectively.  The principal use of cash from operating activities in fiscal 2008 was the loss for the year of approximately $5,382,000, which included non-cash items for a mark-to-market adjustment of approximately $191,000, depreciation and amortization of approximately $518,000 and amortization of debt discount of approximately $688,000. The principal use of cash in 2007 was the loss of approximately $2,993,000.

Net cash used in investing activities aggregated approximately $83,000 and $305,000 in fiscal 2008 and 2007, respectively.  The principal use of cash from investing activities in fiscal 2007 was the purchase of property and equipment of approximately $83,000. The principal use of cash from investing activities in fiscal 2007 was the purchase of property and equipment of approximately $129,000 and cash that was included in the sale of subsidiaries of approximately $175,000.

Net cash provided by financing activities aggregated approximately $3,466,000 and $1,351,000 in fiscal 2008 and 2007, respectively.  The principal source of cash from financing activities in fiscal 2008 was a drawdown of approximately $3,618,000 from the restricted cash account that was established from the sale of secured term notes. In fiscal 2007, our principle source of cash from financing activities was the drawdown from the restricted account of approximately $1,042,000.

In fiscal 2008 and 2007, we spent approximately $93,000 and $129,000, respectively, on capital expenditures, primarily for software, servers and routers related to our IP network. We believe we also will make capital expenditures for our IP platform in fiscal 2009, and that capital additions will be flexible depending upon the number of customers we are able to attract to our network.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings, including borrowings from our primarily lender eight times over the past four years.  We continually evaluate our cash needs and growth opportunities and we believe we require additional equity or debt financing in order to achieve our overall business objectives. We completed a $600,000 round of funding with our primary lender on February 18, 2009, that added an additional $578,755 to our restricted cash account, which amount will be available to us to fund our operating expenses, subject to certain restrictions, through June 2009. In connection with such funding, our lender required us to reduce our overhead and eliminate certain salaried employees to cut our negative cash flow before interest and debt payments to approximately $75,000 a month beginning in March 2009.  In conjunction with such cost reductions, our Chief Executive Officer’s salary is being accrued for, but he is not taking any compensation from the latest round of funding to help us conserve our cash balances.  As in the past, cash will be released to us from a restricted cash account solely in the discretion of our lender so that our lender can evaluate the individual items upon which we make cash expenditures.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue funding us, but such commitment is not in writing, and we cannot rely on our lender to continue to fund us in the future.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

New Accounting Standards

The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are incorporated herein by reference thereto.

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

Impairment of Long-Lived Assets

We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal years 2008 and 2007 there were no impairment losses.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As initially reported in fiscal 2005, we have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.  This lack of staffing continued throughout fiscal 2008 and, as of the date of this Report, we have fewer employees in our accounting department than we had at the end of our fiscal year, resulting in a further decrease in our ability to segregate duties among our employees.  Management believes the lack of qualified, accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2008 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud.  Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

Item 8B. Other Information.

None.

PART III

Item 9. – Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this Item will be contained in our Proxy Statement for our 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2008 fiscal year, is incorporated by reference herein.

Item 10. - Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2008 fiscal year, is incorporated by reference herein.

Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2008 fiscal year, is incorporated by reference herein.

Item 12. - Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2008 fiscal year, is incorporated by reference herein.

Item 13. – Exhibits

(a)	Documents filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of November 30, 2008
Consolidated Statements of Operations for the Years ended November 30, 2008 and 2007
Consolidated Statements of Stockholders’ Equity Deficiency for the years ended November 30, 2008 and 2007
Consolidated statements of Cash Flows for the years ended November 30, 2008 and 2007
Notes to Consolidated Financial Statements for the years ended November 30, 2008 and 2007

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

(e)
Master Security Agreement, dated as of February 8, 2005, among us, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 8, 2005.

(f)
Stock Pledge Agreement, dated as of February 8, 2005, executed by our Company in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 8, 2005.

(g)
Subsidiary Guaranty, dated as of February 8, 2005, executed by New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.

(h)
Registration Rights Agreement, dated as of February 8, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated February 8, 2005.

(i)
Common Stock Purchase Warrant, dated as of February 8, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated February 8, 2005.

(j)
Form of Common Stock Purchase Warrant, dated as of February 8, 2005, issued by our Company to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated February 8, 2005.

(k)
Securities Purchase Agreement, dated as of November 30, 2005, our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.

(l)
Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

(m)
Registration Rights Agreement, dated as of November 30, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 30, 2005.

(n)
Common Stock Purchase Warrant, dated as of November 30, 2005, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 30, 2005.

(o)
Form of Common Stock Purchase Warrant, dated as of November 30, 2005, issued by our Company to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 30, 2005.

(p)
Securities Purchase Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.

(q)
Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.

(r)	Funds Escrow Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 31, 2006.

(s)
Restricted Account Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 31, 2006.

(t)
Common Stock Purchase Warrant, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 31, 2006.

(u)
Form of Common Stock Purchase Warrant, dated as of May 31, 2006, issued by our Company to or on the order of Source Capital Group, Inc., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 31, 2006.

(v)
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

(x)
Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

(y)	Secured Term Note, dated as of September 28, 2007, of our Company to Calliope Capital Corporation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2007.
(z)	Secured Term Note, dated as of September 28, 2007, of our Company to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2007.
(aa)
Funds Escrow Agreement, dated as of September 28, 2007, among our Company, Loeb & Loeb LLP and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 4, 2007.

(bb)	Form of Common Stock Purchase Warrant, dated as of September 28, 2007 of our Company, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 4, 2007.
(cc)
Third Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 4, 2007.

(dd)
Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 4, 2007.

(ee)
Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Vox Communications Corp., Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

(ff)
Subsidiary Guarantee dated as of September 28, 2007 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

(gg)
Restricted Account Agreement, dated as of September 28, 2007 by and among North Fork Bank, our Company and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated October 4, 2007.

(hh)
Master Security Agreement dated as of September 28, 2007 among our Company, Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

(ii)
Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

(jj)	2007 Contingent Option Plan, as amended, incorporated by reference to Exhibit 10 (ll) to our Annual Report on Form 10-KSB for the year ended November 30, 2007.
(kk)
Securities Purchase Agreement dated as of May 28, 2008, among Pervasip Corp., LV Administrative Services, Inc. and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008.

(ll)	Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 28, 2008.
(mm)
Amended and Restated Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 28, 2008.

(nn)
Amended and Restated Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 28, 2008.

(oo)
Funds Escrow Agreement, dated as of May 28, 2008, among Pervasip Corp., Loeb & Loeb LLP and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated May 28, 2008.

(pp)
Fourth Amended and Restated Secured Term Note, dated as of May 28, 2008 of Pervasip Corp. to Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated May 28, 2008.

(qq)
Second Amended and Restated Secured Term Note, dated as of May 28, 2008 of Pervasip Corp. to Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 28, 2008.

(rr)
Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPVI, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 28, 2008, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 28, 2008.

(ss)
Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated May 28, 2008.

(tt)
Subsidiary Guarantee dated as of May 28, 2008 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 28, 2008.

(uu)
Letter to Amend Warrants dated as of May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Calliope Capital Corporation, Valens Offshore SPV II, Corp., Laurus Master Fund, Ltd., Valens, U.S. SPV I, LLC, and Psource Structured Debt Limited, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated May 28, 2008.

(vv)
Master Security Agreement dated as of May 28, 2008 among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated May 28, 2008.

(ww)
Stock Pledge Agreement dated as of May 28, 2008 among LV Administrative Services Inc., as agent, Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

(xx)
Amendment to September 28, 2007 Securities Purchase Agreement dated May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

(yy)
Letter Agreement dated as of October 15, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 15, 2008.

(zz)	Secured Term Note, dated as of October 15, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 15, 2008.
(aaa)
Funds Escrow Agreement, dated as of October 15, 2008, among Pervasip Corp., Loeb & Loeb LLP and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 15, 2008.

(bbb)
Letter Agreement dated as of December 12, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008.

(ccc)
Second Amended and Restated Secured Term Note, dated as of December 12, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 12, 2008.

(ddd)
Letter Agreement dated as of February 18, 2009 among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008.

(eee)
Secured Term Note, dated as of February 18, 2009, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 12, 2008.

(fff)
Secured Term Note, dated as of February 18, 2009, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 12, 2008.

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

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days of the end of our 2008 fiscal year, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2009.

PERVASIP CORP. (Company)

By:	/s/ Paul H. Riss
Paul H. Riss Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chairman of the Board of Directors	March 2, 2009
Paul H. Riss	Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

/s/ Greg M. Cooper	Director	March 2, 2009
Greg M Cooper

/s/ Cherian Mathai	Director	March 2, 2009
Cherian Mathai

/s/ Mark Richards	Director	March 2, 2009
Mark Richards

/s/ Scott Widham	Director	March 2, 2009
Scott Widham

PERVASIP CORP. AND SUBSIDIARIES

YEARS ENDED NOVEMBER 30, 2008 AND 2007

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

PERVASIP CORP. AND SUBSIDIARIES

YEARS ENDED NOVEMBER 30, 2008 AND 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page Number

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity Deficiency	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pervasip Corp.
White Plains, New York

We have audited the accompanying consolidated balance sheet of Pervasip Corp. and subsidiaries as of November 30, 2008 and the related consolidated statements of operations, stockholders’ equity deficiency, and cash flows for the years ended November 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasip Corp. and subsidiaries as of November 30, 2008, and the consolidated results of their operations and cash flows for the years ended November 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 2 to the financial statements, the Company has negative working capital, a stockholders’ equity deficiency and suffered recurring losses from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York
March 2, 2009

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

NOVEMBER 30, 2008

ASSETS

Current assets:
Cash and cash equivalents	$130,338
Restricted cash	7,085
Accounts receivable, net of allowance of $69,388	205,294
Prepaid expenses and other current assets	459,511

Total current assets	802,228

Property and equipment, net	610,606

Deferred finance costs, net	547,940

Other assets	192,659

Total assets	$2,153,433

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$93,549
Accounts payable and accrued expenses	2,083,182

Total current liabilities	2,176,731

Long-term debt and capital lease obligations, less current maturities	4,341,369
Warrant liabilities	5,621,070
Accrued pension obligation	882,332

Total liabilities	13,021,502

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares authorized, none issued and outstanding	-
Common stock, $.10 par value; 150,000,000 shares
authorized; 26,026,172 shares issued and outstanding	2,602,617
Capital in excess of par value	28,461,538
Accumulated other comprehensive loss	(2,616)
Deficit	(41,929,608)

Total stockholders’ equity deficiency	(10,868,069)

Total liabilities and stockholders’ equity deficiency	$2,153,433

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED NOVEMBER 30, 2008 AND 2007

	2008	2007

Revenues	$2,093,819	$999,118

Cost and expenses:
Costs of services	1,985,301	1,245,080
Selling, general and administrative	3,743,634	2,998,714
Provision for bad debts	16,756	36,712
Depreciation and amortization	518,211	588,887

Total costs and expenses	6,263,902	4,869,393

Loss from operations	(4,170,083)	(3,870,275)

Other income (expense):
Interest expense	(1,011,272)	(746,200)
Other, net	(9,861)	24,742
Mark to market adjustment of warrant liabilities	(191,126)	573,473

Total other expense	(1,212,259)	(147,985)

Loss from continuing operations before discontinued operations	(5,382,342)	(4,018,260)

Discontinued operations:
Loss from discontinued operations	-	(171,250)
Gain on disposal of discontinued operations	-	1,196,944
Gain from discontinued operations	-	1,025,694

Net loss	$(5,382,342)	$(2,992,566)

Basic earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(.21)	$(.17)
Earnings from discontinued operations	-	.04
Loss per share	$(.21)	$(.13)

Weighted average number of common shares outstanding:
Basic	25,917,384	23,398,245
Diluted	25,917,384	23,398,245

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY
YEARS ENDED NOVEMBER 30, 2008 AND 2007

					Accumulated	Total
			Capital		Other	Stockholders’
	Common Stock		in Excess of		Comprehensive	Equity
	Shares	Amount	Par Value	Deficit	Loss	Deficiency

Balance, November 30, 2006	22,434,282	$2,243,428	$27,071,584	$(33,554,700)	$(9,102)	$(4,248,790)

Net loss				(2,992,566)		(2,992,566)

Reclassification adjustment for loss included in net loss					9,102	9,102

Comprehensive loss						(2,983,464)

Exercise of warrants	480,952	48,095				48,095

Private placement of stock	1,762,224	176,223	81,222			257,445

Stock issued in connection with disposition of subsidiaries	808,000	80,800	194,200			275,000

Employee stock based compensation			141,176			141,176

Options and warrants granted for services and short-term borrowings			267,040			267,040

Stock issued for services	350,000	35,000	28,750			63,750

Balance, November 30, 2007	25,835,458	2,583,546	27,783,972	(36,547,266)	-	(6,179,748)

Net loss				(5,382,342)		(5,382,342)

Foreign currency translation adjustment					(2,616)	(2,616)

Comprehensive loss						(5,384,958)

Employee stock based compensation			129,113			129,113

Options and warrants granted for services			527,560			527,560

Exercise of stock options	190,714	19,071	20,893			39,964

Balance, November 30, 2008	26,026,172	$2,602,617	$28,461,538	$(41,929,608)	$(2,616)	$(10,868,069)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30, 2008 AND 2007

	2008	2007
Operating activities:
Net loss	$(5,382,342)	$(2,992,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518,211	736,347
Non-cash stock based compensation	129,113	141,176
Common stock, options and warrants granted for services	238,323	134,460
Provision for bad debts	16,756	36,712
Amortization of debt discount	668,485	566,969
Non-cash write-off of marketable securities	25,000	-
Non-cash mark to market adjustment	191,126	(573,473)
Changes in assets and liabilities:
Accounts receivable	(98,368)	469,803
Prepaid expenses and other current assets	58,643	49,505
Other assets	(102,122)	33,988
Accounts payable and accrued expenses	352,944	(854,907)

Net cash used in operating activities	(3,384,231)	(2,251,986)

Investing activities:
Purchase of property and equipment	(83,208)	(129,171)
Cash transferred in sale of subsidiaries	-	(175,348)

Net cash used in investing activities	(83,208)	(304,519)

(Continued)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

	2008	2007

Financing activities:
Net proceeds from short-term borrowing	$-	$370,000
Repayment of short-term borrowings	-	(370,000)
Inflow from restricted cash account	3,617,776	1,041,961
Proceeds from issuance of common stock	-	201,445
Proceeds from officer note	-	81,000
Repayment of officer note	-	(25,000)
Proceeds from exercise of warrants	-	48,095
Proceeds from exercise of stock options	3,000	-
Proceeds from secured term note		475,000
Debt issuance costs paid	(101,525)	(130,289)
Payments of long-term debt	(53,552)	(341,154)

Net cash provided by financing activities	3,465,699	1,351,058

Decrease in cash and cash equivalents	(1,740)	(1,205,447)

Cash and cash equivalents at beginning of year	132,078	1,337,525

Cash and cash equivalents at end of year	$130,338	$132,078

Cash paid during the year for:
Interest	$311,231	$556,591
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

See Notes 5, 6, 10 and 15 for non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Pervasip Corp. (“Pervasip” or the “Company”), formerly known as eLEC Communications Corp., is a provider of digital telephony services, products and hosted solutions.  The Company offers its customers high-quality Internet telephone products and services that are a viable and cost-effective alternative to traditional wireline telephone services.  Most of the Company’s revenues are derived from customers that are broadband service providers or other telephone service providers.  The Company provides them with a customized private label Internet protocol (“IP”) telephony service, as well as a back-office and web suite of services.  The Company uses Session Initiation Protocol technology to provide all the components needed to support its IP telephony service.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions.

Discontinued Operations

Effective June 1, 2007, the Company sold its competitive local exchange carriers (“CLECs”) business.  The Company’s consolidated statement of operations for the year ended November 30, 2007 reflects the results of this business as Discontinued Operations.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are recorded at cost.  Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets.  The estimated useful lives are three to five years for computer equipment and software, and five years for furniture and fixtures.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

Computer Software Development Costs (Continued)

Computer software developed or obtained for internal use is included in property and equipment at November 30, 2008 and was carried at $867,700, less accumulated depreciation of $477,291, at November 30, 2008.  Amortization expense was $169,326 and $149,048, respectively, for the years ended November 30, 2008 and 2007.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

Collectibility of Accounts Receivable (Continued)

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer’s service and provides an allowance for the related amount receivable from the customer.  The Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts.  As of November 30, 2008, the Company had two customers that constituted 32% and 10%, respectively, of its accounts receivable.  For the years ended November 30, 2008 and 2007, one customer accounted for 32% and 51% of the Company’s revenues.

Deferred Finance Costs

Deferred finance costs represent costs incurred in connection with securing financing and are amortized over the loan term.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.  For 2008 and 2007, the Company excluded from its loss per share calculations potentially dilutive securities of 153,251,314 and 149,507,266 because their effect on loss per share was anti-dilutive.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents amounts held in an interest bearing account that are subject to approval by the Company’s secured lender before the cash is expended.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values.  For the years ended November 30, 2008 and 2007, the Company incurred significant operating and cash flow losses.  Combined with a previous history of such losses, as of November 30, 2008 and 2007, the Company evaluated whether the carrying amount of the long-lived assets of this business was recoverable.  Based upon an offer to purchase such assets and the Company’s ability to utilize the assets as collateral for additional borrowings, among other factors, the Company determined that such assets were not impaired.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

Advertising

Advertising costs are expensed as incurred.  Such costs amounted to approximately $103,000 in 2008 and $70,000 in 2007.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged.  Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).  At November 30, 2008, the Company did not have any derivative instruments that were designated as hedges.

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

Based on the financial condition of the Company and discussions with its lender, it is impracticable for the Company to estimate the fair value of long-term debt.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

•	Derivative Instruments

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.”  SFAS 123R is a revision of SFAS 123, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grand date fair value of those awards.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  For the years ended November 30, 2008 and 2007, the Company recorded approximately $129,000 and $141,000 in employee stock-based compensation expense, which is included in selling, general and administrative expenses.  As of November 30, 2008, there was approximately $94,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

The Company’s 1995 Stock Option Plan (the “1995 Plan”) provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 1995 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affilitate”), 110% of the market price on the date of grant.  As of November 30, 2008, 310,000 grants for option shares were issued and unexercised.  No additional option grants under the 1995 Plan are available for future issuance, as the 1995 Plan contained a ten-year option granting period that ended on the plan’s ten-year anniversary in 2005.

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 1,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2008, approximately 97,000 option shares remain unissued and are available for future issuance under the 2004 Plan.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 2,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2008, approximately 1,175,000 option shares remain unissued and are available for future issuance under the 2007 Plan.

The Company’s 2007 Contingent Stock Option Plan (the “Contingent Plan”) provides for the grant of up to 7,893,506 contingent stock options.  Under the Contingent Plan, contingent stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2008, no option shares remain unissued under this plan. The options expire on November 19, 2012.  These options vest when the Company has generated, for three consecutive months, positive cash flow from operations before interest, taxes, depreciation and amortization expense.  The Company has determined that the performance condition is not probable of achievement, and accordingly, no compensation cost has been recognized during the years ended November 30, 2008 and 2007.  The Company will reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2008 and 2007, respectively: annual dividends of $-0- for both years, expected volatility of 264% and 144%, risk-free interest rate of 2.1% and 5.1%, and expected life of five years for all grants.  The weighted-average fair value of stock options granted in 2008 and 2007 was $.24 and $.18, respectively.

Under the above model, the total value of stock options granted in 2008 and 2007 was approximately $148,000 and $128,000, respectively, which would be amortized ratably over the related vesting periods, which range from immediate vesting to five years.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does it believe that its adoption would have a material effect on the Company’s financial position, statements of operations, or cash flows, if adopted.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not use the simplified method for “plain vanilla” share options and warrants, and does not believe that this SAB will have an impact on the Company’s financial position, results of operations or cash flows.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company has not yet adopted this statement. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company has not yet adopted this statement. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. The Company adopted SFAS No. 159 beginning December 1, 2007. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

1.	Description of Business and Summary of Accounting Principles (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The Company adopted this statement December 1, 2007. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and has negative working capital and a stockholders’ equity deficiency.  In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations.  Further, the Company is having difficulty in raising capital and borrowing funds.  The Company expects its operating losses and cash deficits from operations to continue through fiscal 2009.

Based on its current business plans, the Company believes that its existing cash resources will be sufficient to fund its operating losses, capital expenditures, lease and debt payments and working capital requirements only through the second quarter of fiscal 2009.  As a result, the Company will need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable it to meet its cash requirements.

The Company may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all.  Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

2.	Going Concern Matters and Realization of Assets (Continued)

Management’s plans include:

1.
Cutting the fixed overhead of the Company by renegotiating rent and adjusting and deferring salary expense in February 2009, including the salary of the Chief Executive Officer, who has agreed to defer his salary, so that the monthly negative cash flow from operations is reduced to approximately $75,000.

2.	Seeking additional financing to cover the Company’s operating deficit or to purchase target businesses that are generating positive cash flow.

3.
Continuing operations as a VoIP carrier and increasing its sales to existing wholesale customers, especially in the Mobile VoIP arena, where the Company’s customers are projecting significant sales growth.

There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results.  If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations.  As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.

3.	Property, Plant and Equipment

2008

Computer equipment and software	$1,332,560
Furniture and fixtures	43,646
Leasehold Improvements	2,713
1,378,919
Less accumulated depreciation andamortization	768,313

$610,606

4.	Deferred Finance Costs

2008

Gross asset	$1,192,041
Less accumulated amortization	644,101

$547,940

Amortization expense of deferred finance costs for the years ended November 30, 2008 and 2007 was $269,468 and $416,700.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

4.	Deferred Finance Costs (Continued)

Future amortization of deferred finance costs are as follows:

Years ended November 30,

2009	$298,951
2010	248,989

$547,940

5.	Short-Term Financing Transactions

During the year ended November 30, 2007, the Company had certain short-term financing transactions.  The Company borrowed $451,000 at various dates during the 2007 fiscal year.  Of such borrowings, $81,000 was borrowed from the Company’s Chief Executive Officer, $35,000 was borrowed from the Company’s retirement plan, and $335,000 was borrowed from third parties.  All such amounts were repaid to the lenders during the fiscal year ended November 30, 2007 except for $56,000 of the borrowings from the Chief Executive Officer which were converted into 373,000 common shares and a five-year warrant expiring in 2012 to purchase 560,000 shares of common stock at $.20.  In connection with borrowings from certain of the third party lenders described above, the Company granted the lenders warrants to purchase 775,000 shares at various exercise prices expiring through July 2011.  The warrants had a fair value of approximately $114,000, which is included in interest expense for the year ended November 30, 2007.

6.	Long-Term Debt and Capital Lease Obligations

The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2008:

Term note dated November 30, 2005	$1,670,011
Term note dated May 31, 2006	1,051,793
Term note dated September 28, 2007	182,194
Term note dated May 28, 2008	843,774
Term note dated October 15, 2008	483,610
Capital lease obligations	203,536

Total	4,434,918
Less current portion	93,549

Long-term debt and capital lease obligations	$4,341,369

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

6.	Long-Term Debt and Capital Lease Obligations (Continued)

Maturities of long-term debt and capital lease obligations are scheduled as follows:

Years ended November 30,	Term Notes, Net of Discounts	Capital Lease Obligations	Total

2009	$-	$123,353	$123,353
2010	4,231,382	71,054	4,302,436
2011	-	54,423	54,423
	4,231,382	248,830	4,480,212

Less amount representing interest	-	45,294	45,294

Principal portion of futurepayments	4,231,382	203,536	4,434,918

Less current portion	-	93,549	93,549

Long-term portion	$4,231,382	$109,987	$4,341,369

On February 8, 2005, the Company entered into a secured financing arrangement with a lender. The financing consisted of a $2 million secured convertible term note (the “February 2005 Financing”) and was paid in full by the sale of two wholly owned subsidiaries, New Rochelle Telephone Corp. (“NRTC”) and Telecarrier Services, Inc. (“TSI”).   See Sale of Subsidiaries, Note 15.

In connection with this financing, the Company issued the lender warrants to purchase up to 793,650 shares of common stock.  The warrants are exercisable through February 8, 2012 as follows: 264,550 shares at $0.72 per share; 264,550 shares at $0.79 per share; and the balance at $0.95 per share.  The underlying contracts provide for a potential cash settlement and accordingly, the warrants were classified as debt.  The Company initially recorded discounts aggregating approximately $1,316,000, of which, approximately $504,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 3.1%, volatility of 158%, zero dividends and expected term of seven years; approximately $706,000 represented the beneficial conversion feature inherent in the instrument; and approximately $106,000 represented debt issue costs paid to the lender.  Such discounts were being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the convertible note was the prime rate plus 3%, as a result of the aforementioned discounts, the effective interest rate of the note, as modified, approximated 40% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $367,000, including warrants to purchase up to 253,968 shares of common stock. These warrants were valued at $150,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  These warrants were exercisable through February 8, 2009 at $.63 per share and expired unexercised.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

6.	Long-Term Debt and Capital Lease Obligations (Continued)

On November 30, 2005, the Company entered into a second financing arrangement with the lender (the “November 2005 Financing”). This financing consisted of a $2 million secured term note that matures as modified on September 30, 2010.  In connection with this financing, the Company issued the lender warrants to purchase up to 1,683,928 shares of the Company’s common stock.  The warrants are exercisable at $.10 per share through November 30, 2020. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  The Company initially recorded discounts aggregating approximately $1,093,000, of which, approximately $740,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 4.3%, volatility of 152%, zero dividends and expected term of fifteen years; approximately $268,000 represented the beneficial conversion feature inherent in the instrument; and approximately $85,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate of the note as modified amounted to approximately 18% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $273,000, including warrants to purchase up to 262,296 shares of common stock.   These warrants were valued at approximately $99,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  These warrants are exercisable through November 30, 2009 at $.61 per share.   As modified, interest only was payable monthly at the prime rate plus 2%, and the entire principal (which has a face amount of $2,026,312, including accrued interest, at November 30, 2008) is payable on September 30, 2010.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

6.	Long-Term Debt and Capital Lease Obligations (Continued)

The value of the Warrant attributable to this financing amounted to $586,881 and is accounted for as a debt discount.  Debt issue costs paid to the lender amounted to $59,400.  These discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate is approximately 27% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $244,000, including warrants to purchase up to 548,571 shares of common stock. These warrants were valued at approximately $108,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  As modified, interest only was payable monthly at the prime rate plus 2%, and the entire principal (which has a face amount of $1,471,301, including accrued interest, at November 30, 2008) is payable on September 30, 2010.

On September 28, 2007, the Company entered into a fourth financing arrangement with the lender and an affiliate of the lender (the “September 2007 Financing”). This financing consisted of notes totaling $4 million that mature on September 30, 2010.  In connection with this financing, the Company issued the lenders warrants to purchase up to 126,296,091 shares of the Company’s common stock.  The warrants were exercisable at $.10 per share through September 28, 2017. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  The Company initially recorded discounts aggregating approximately $3,979,000, of which, approximately $3,839,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 4.6%, volatility of 100%, zero dividends and expected term of ten years and a dilution factor of 83.1%; and approximately $140,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, subject to a minimum of 9.75% per annum, as a result of the aforementioned discounts, the effective interest rate of the note amounted to approximately 189% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $70,000.  The principal on this note has a face amount of $4,168,520, including accrued interest, at November 30, 2008.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

6.	Long-Term Debt and Capital Lease Obligations (Continued)

On May 28, 2008, the Company entered into a fifth financing arrangement with the lender and an affiliate of the lender (the “May 2008 Financing”). This financing consisted of notes totaling $1.4 million that mature on September 28, 2010.  In connection with this financing, the Company extended all warrants issued to the lenders in the September 2007 Financing from ten-year term to a fifteen year-term.  The warrants are to purchase up to 126,296,091 shares of the Company’s common stock.  The warrants are exercisable at $.10 per share through September 28, 2022. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  In conjunction with the change in the life of the warrants, and the elimination of clawback features in a portion of the warrants, the Company initially recorded discounts aggregating approximately $731,000, of which, approximately $682,000 represented the increase in the value of the warrants using the Black-Scholes method with an interest rate of 3.8%, volatility of 180%, zero dividends and expected term of 14.3 years and a dilution factor of 83%; and approximately $49,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is 20%, as a result of the aforementioned discounts, the effective interest rate of the note amounted to approximately 57% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $65,000.  In conjunction with the May 2008 Financing, the Company and its lender amended the three existing term notes such that all interest payments due on the term notes until May 31, 2009 would be accrued and added to the principal balances of the notes.  The principal on this note has a face amount of $1,500,886, including accrued interest at November 30, 2008.

On October 15, 2008, the Company entered into a sixth financing arrangement with the lender and an affiliate of the lender (the “October 2008 Financing”). This financing consisted of a note totaling $500,000 that matures on September 28, 2010. Debt issue costs of $17,000 was paid to the lender.  Interest is (i) calculated on the basis of a 360 day year, and (ii) payable monthly, in arrears, commencing on November 1, 2008, and on the first business day of each succeeding month thereafter through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

On December 12, 2008, the Company amended the October 2008 Financing and borrowed an additional $600,000 from its lender. This financing consisted of amending the $500,000 note to a $1,100,000 note that matures on September 28, 2010.  Interest is (i) calculated on the basis of a 360 day year, and (ii) payable monthly, in arrears, commencing on November 1, 2008, and on the first business day of each succeeding month thereafter through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

6.	Long-Term Debt and Capital Lease Obligations (Continued)

On February 18, 2009, the Company consummated a private placement pursuant to which the Company issued to two affiliates of its current lender, secured term notes in the aggregate principal amount of $600,000 (the “February 2009 Financing”) and issued common stock purchase warrants (the “Warrants”) that entitle the lenders to purchase in the aggregate up to 26,500,000 shares of the Company’s common stock.

Proceeds of the February 2009 Financing were deposited in a restricted cash account and will be released to the Company to pay operating expenses upon request of the Company and at the discretion of the lenders, similar to the arrangement that the company currently utilizes.  Absent earlier redemption with no redemption premium payable by the Company, the loan matures on September 28, 2010 (the “Maturity Date”).  Interest will accrue on the unpaid principal on the February 2009 Financing at a rate equal to twenty percent (20%) per annum calculated on the basis of a 360-day year.

Interest equal to fifteen percent (15%) per annum will be payable monthly in arrears, on the first business day of each consecutive calendar month through and including the Maturity Date, commencing on March 1, 2009.  Interest equal to five percent (5%) per annum will be accrued and added to the principal balances of the February 2009 Financing.  Principal payments are due and payable on the Maturity Date.

Similar to the other financings entered into with its lender, the February 2009 Financing is secured by a blanket lien on substantially all of the Company’s assets pursuant to a Master Security Agreement.

In connection with the February 2009 Financing, the Company agreed to issue Warrants to the lender by March 20, 2009.  The Warrants are exercisable to purchase up to an aggregate of 26,500,000 shares of Common Stock at a price of $0.10 per share and shall otherwise be in form and substance acceptable to the lenders.

The Company determined, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the warrants issued to the lender in connection with all financings represented derivatives. Accordingly, the Company recorded the fair value of these derivatives as a debt discount and a liability on its consolidated balance sheet. The discounts are being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  For the year ended November 30, 2008, the value of the derivatives was increased by $191,126 to the then current fair value of $5,621,070 with a corresponding charge to other income.  For the year ended November 30, 2007, the value of the derivatives was decreased by $573,473 to the then current fair value of $4,748,180 with a corresponding credit to other income. The warrant liability for all of the above warrants which have been classified as debt are adjusted to fair market value at each reporting date using the Black-Scholes methods described above.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

6.           Long-Term Debt and Capital Lease Obligations (Continued)

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

7.	Income Taxes

At November 30, 2008, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $29,850,000 expiring in the years 2009 through 2028.  There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryfowards under the provisions of Internal Revenue Code Section 382.

At November 30, 2008, the Company’s net operating loss carryforwards are scheduled to expire as follows:

Years ended November 30

2009	$1,750,000
2010	300,000
2011	3,010,000
2012	2,710,000
2019	2,510,000
2020	2,220,000
2021	5,380,000
2022	430,000
2024	270,000
2025	1,150,000
2026	2,250,000
2027	2,670,000
2028	5,200,000

$29,850,000

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

7.	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2008 were as follows:

Deferred tax assets:
Net operating loss carryforwards	$10,140,000
Allowance for doubtful accounts	20,000
Stock based compensation	140,000
Accrued pension	300,000
Interest	(440,000)
Property, plant and equipment	(100,000)
Deferred finance costs	(60,000)
10,000,000
Valuation allowance	(10,000,000)

Net deferred assets	$-

The valuation allowance decreased to $10,000,000 at November 30, 2008 from $10,400,000 at November 30, 2007.

The following is a reconciliation of the tax provisions for the years ended November 30, 2008 and 2007 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2008	2007

Statutory Federal income tax rate	(34.0)%	(34.0)%

Loss generating no tax benefit	33.6	34.1

Permanent differences	.4	(.1)

	-	-

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

7.	Income Taxes (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. The Company adopted this statement on December 1, 2007. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows, as the Company has determined that it has no uncertain tax positions requiring recognition under FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the  Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

The Company is subject to U.S. federal income tax, as well as various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2005 through 2007.  The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

8.	Pension Plans

The Company sponsors a defined benefit plan covering one active employee and approximately 40 former employers.  The Company’s funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Plan assets consist primarily of investments in conservative equity and debt securities.  The Company uses a November 30 measurement date for its pension plan.

Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  Pension expense amounted to $206,727 and $550,852 for the years ended November 30, 2008 and 2007.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

8.	Pension Plans (Continued)

Obligations and Funded Status at November 30:

Pension Benefits	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$(1,140,142)	$(999,993)
Interest cost	(71,279)	(62,005)
Actuarial gain (loss)	163,429	(111,193)
Benefits paid	57,146	33,049

Benefit obligation at end of year	$(990,846)	$(1,140,142)

Change in plan assets:
Fair value of plan assets at beginning of year	$362,892	$744,595
Actual return on plan assets	(298,877)	(377,654)
Employer contribution	101,645	29,000
Benefits paid	(57,146)	(33,049)

Fair value of plan assets at end of year	$108,514	$362,892

	2008	2007

Funded status	$(882,332)	$(777,250)
Net amount recognized	$(882,332)	$(777,250)

Amounts recognized in the statement of financial position consist of:

2008

Accrued benefit cost	$(882,332)
Net amount recognized	$(882,332)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $990,846 and $1,140,142 at November 30, 2008 and 2007, respectively.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

8.	Pension Plans (Continued)

Information required for pension plan with an accumulated benefit obligation in excess of plan assets:

	November 30
	2008	2007

Projected benefit obligation	$(990,846)	$(1,140,142)
Accumulated benefit obligation	(990,846)	(1,140,142)
Fair value of plan assets	108,514	362,892

Components of net periodic benefit cost:

	2008	2007

Interest cost	$71,279	$62,005
Expected return on plan assets	(29,122)	(57,317)
Amortization of net loss	37,311	18,671

Net periodic benefit cost	$79,468	$23,359

Assumptions

Weighted-average assumptions used to determine net periodic benefit cost as of November 30:
	2008	2007

Discount rate	7.63%	6.25%
Expected long-term return on plan assets	8.00%	8.00%

The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year’s experience.  A rate of 8% was adopted for this purpose.

Plan Assets

The Company’s pension plan weighted-average asset allocations at November 30, 2008 and 2007, by asset category are as follows:

	November 30
	2008	2007

Asset Category
Equity securities	34.7%	87.5%
Other – cash	65.3%	12.5%

Total	100.0%	100.0%

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

8.	Pension Plans (Continued)

The current investment policy for pension plan assets is to reduce exposure to equity market risks.  The current strategy for Plan assets is to invest in conservative equity securities and to hold cash until the turbulence in the equity markets has diminished.

Equity securities include the Company’s common stock in the amounts of approximately $0 and $38,811 (9.9% of plan assets) at November 30, 2008 and 2007.

Cash flows – Contributions

The Company expects to contribute approximately $170,000 to its defined benefit plan in fiscal 2009.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid:

Years ended November 30,

2009	$49,891
2010	53,864
2011	53,039
2012	57,995
2013	61,375
2014-2018	425,669

$701,833

Defined Contribution Plan

The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  The Company may make discretionary contributions.  There were no contributions made for the years ended November 30, 2008 and 2007.

9.	Commitments and Contingencies

Operating Leases

The Company leases facilities under noncancelable operating lease agreements which expire through 2009.

Rent expense was approximately $149,000 and $72,000 in fiscal 2008 and 2007, respectively.  In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

9.	Commitments and Contingencies (Continued)

Capital Lease Obligations

The Company leases certain equipment under capital leases with lease terms through 2011.  Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 11.7% to 25.4%.  The capitalized cost and accumulated depreciation included in property and equipment was as follows:

2008

Cost	$357,744
Accumulated depreciation	202,884

$154,860

Other Commitments

During the year ended November 30, 2007, the Company entered into minimum purchase agreements with certain wholesale providers of services needed for its IP telephony services.  The agreements require minimum fees as follows:

Years ended November 30

2009	300,000
2010	25,000

$325,000

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

In 2008, the Company provided an international vendor with a $300,000 deposit as part of an agreement to supply the Company with favorable international calling rates. The Company is no longer doing business with this vendor.  To facilitate the transaction and to provide the Company with additional assurance that the deposit would be returned, the agreement was signed by a New York investment banking firm and included a limited personal guarantee from a principal of that firm.  After requesting that our deposit be returned, and without success, the Company commenced an action against the investment banking firm and the principal for $300,000 plus other associated costs.  The Company filed a claim for breach of contract and related claims for fraud and conversion.  The Company and its legal counsel believe that it will obtain a favorable outcome in the form of a judgment against the investment banking firm and the individual and the Company plans to continue to vigorously pursue the matter in the courts.  However, given the current financial climate and drop in market values of equities and other marketable assets, the Company is concerned that the defendants have financial troubles and may have difficulty in paying any judgment that is rendered.  Accordingly, the Company has recorded a $300,000 reserve on its books.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

10.	Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors.  The Company has 150,000,000 authorized shares of its common stock.  If all of the options and warrants that the Company has granted were exercised, the issuance of the related common shares would cause the number of common shares to exceed the maximum number of shares authorized.  The Company has agreed with its lender to increase the number of authorized shares to 250,000,000 by May 15, 2009.

The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding December 1, 2006	3,418,500	$0.10 - $0.58	$0.28

Granted during year ended November 30, 2007	8,628,506	$0.15 - $0.33	$0.18

Exercised/canceled during year ended November 30, 2007	(240,500)	$0.10 - $0.58	$0.38

Outstanding November 30, 2007	11,806,506	$0.10 - $0.58	$0.21

Granted during year ended November 30, 2008	10,673,182	$0.17 - $0.30	$0.24

Exercised/canceled during year ended November 30, 2008	(9,798,182)	$0.17 - $0.30	$0.25

Outstanding November 30, 2008	12,681,506	$0.16 - $0.58	$0.25

Options exercisable, November 30, 2008	2,104,100	$0.16 - $0.58	$0.29

The following table summarizes information about the options outstanding at November 30, 2008:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.10 - $0.58	12,681,506	3.33	$0.25	2,104,100	$0.29

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

10.	Stockholders’ Equity (Continued)

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 400,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares.  The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000.  No shares were awarded during fiscal 2008 and 2007.

As of November 30, 2008 and 2007, warrants were outstanding to purchase up to 140,569,808 and 137,700,760 shares of the Company’s common stock at prices ranging from $.10 to $.95.  The warrants expire through September 2022.

On June 15, 2008 the Company contracted with Nationwide Solutions, Inc. “Nationwide” to perform consulting, financing and acquisition services.  In addition to a monthly cash fee, Nationwide was granted warrants to purchase up to 2 million shares of the Company’s common stock. The warrants were exercisable through April 30, 2012 at a price of $0.25 per share.  The Company valued the warrants at $243,000 using the Black-Scholes method with an interest rate of 2.29%, volatility of 165%, zero dividends and expected term of 3.8 years.  The Company is amortizing the consulting expense over the life of the contact, and recorded expense of $28,699 in fiscal 2008.  The remaining value of $214,301 is recorded as a prepaid expense at November 30, 2008.  Effective February 20, 2009, Nationwide returned the warrants to the Company, and such warrants were expunged from the Company’s books, resulting in a reduction in prepaid expenses and equity of the remaining book balance of the warrants at such date of $200,209.

On May 31, 2008 the Company signed a contract with Investor Relations International (“IRI”) to provide investor relations services for the Company. In conjunction with such service, IRI was issued warrants to purchase up to 1.5 million shares of common stock.  The warrants are exercisable through May 27, 2010 as follows: 250,000 shares at $0.30 per share; 250,000 shares at $0.45 per shares; 250,000 shares at $0.60 per share; 250,000 shares at $0.75 per share; 250,000 at $0.90 per share; and 250,000 at $1.00 per share.  The warrants were valued at $284,560 using the Black-Scholes method with an interest rate of 2.29%, volatility of 179%, zero dividends and expected term of 2 years. IRI was also issued 300,000 shares of common stock in December 2008 valued at the market price at May 31, 2008 of $0.27 per share, amounting to $81,000. Amortization expense related to the above equity transactions with IRI amounted to approximately $184,000 in fiscal 2008.

During the year ended November 30, 2008, a former employee and director was allowed to exercise 160,714 options held by him for common stock in satisfaction of amounts due him by the Company.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

11.	Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2008	2007

Net loss	$(5,382,342)	$(2,992,566)

Weighted average common shares outstanding	25,917,384	23,398,245
Effect of dilutive securities, stock options and preferred stock	-	-
Weighted average dilutive common shares outstanding	25,917,384	23,398,245

Loss per common share – basic	$(.21)	$(.13)

Loss per common share – diluted	$(.21)	$(.13)

12.	Risks and Uncertainties

The Company has created a proprietary IP telephony network and has transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of the business is currently dependent upon the success of the IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
•	The cooperation of industry service partners that have signed agreements with us;
•	The availability of additional funds to successfully pursue our business plan;
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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2008 AND 2007

12.           Risks and Uncertainties (Continued)

•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers;
•	General economic conditions; and
•
The performance of our mobile VoIP customer under its wholesale master service agreement with us, including its performance of its minimum number of customer lines commitment and the payment of any required shortfall penalties.

13.	Accounts Payable and Accrued Expenses

2008

Trade payables	$762,741
Payable from sale of subsidiaries	796,499
Customer deposits	113,100
Other, individually less than 5% of current liabilities	410,842

$2,083,182

When the Company sold its subsidiaries, (see Note 15), the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At November 30, 2008, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries.  If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

14.	Related Party Transactions

In connection with its internal use software development costs, the Company paid fees to an intellectual property development firm (“Consultant”) of $310,500 and $383,500 in fiscal 2008 and 2007, respectively.  All such work performed by the Consultant is the property of the Company.  The Company has hired individuals who were performing work for the Company on behalf of the Consultant, and during fiscal 2007, the Company hired the owner of the Consultant.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  The Company officer received fees from the Consultant of $60,000 in fiscal 2008 and 2007.  Total funds paid to the Consultant resulted in capitalized internal use software and computer equipment of $55,000 in fiscal 2008 and $127,500 in fiscal 2007.  The remaining fees of $255,500 in fiscal 2008 and $256,000 in fiscal 2007 were deemed to be operating costs.

15.	Sale of Subsidiaries

On December 14, 2006, the Company entered into two separate definitive purchase agreements to sell to Cyber Digital, Inc., a publicly-traded shell company, two wholly owned subsidiaries that operated as CLECs.  The sale of the CLECs was completed in June 2007.  The operations of the CLECs are presented in the Company’s statement of operations as discontinued operations for the year ended November 30, 2007.  The gain of approximately $1,197,000 represents the sum of (1) the excess of the liabilities assumed by the buyer of the CLEC operations in excess of the assets transferred to the buyer, which amounted to $1,482,000, (2) approximately $275,000, representing 808,000 shares of the Company’s common stock issued to the buyer in connection with the sale, and (3) closing costs of approximately $11,000.

CLEC revenues amounted to approximately $3,013,000 for the year ended November 30, 2007.  Pre-tax losses for the CLEC operations were $(171,000) for 2007.  The Company allocated $195,000 of interest expense to discontinued operations for 2007.

In the fourth quarter of the fiscal year ended November 30, 2007, the Company determined that approximately $187,000 of gain on the disposal should have been recorded in the third quarter of the fiscal year ended November 30, 2007.