Form 10-Q
period 2009-02-28
PERVASIP CORP
filed 2009-04-20
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2009.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________.

Commission file number 0-4465

Pervasip Corp.

(Exact name of registrant as specified in its charter)

New York	13-2511270
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

75 South Broadway, Suite 400, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:            914-620-1500

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No  X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  26,326,172  shares of common stock, par value $.10 per share, as of April 10, 2009.

PART 1. FINANCIAL INFORMATION
Item 1.         Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

Assets	Feb. 28, 2009	Nov. 30, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$108,906	$130,338
Restricted cash	431,147	7,085
Accounts receivable, net	292,988	205,294
Prepaid expenses and other current assets	149,370	459,511
Total current assets	982,411	802,228

Property, plant and equipment, net	547,073	610,606
Deferred finance costs, net	474,226	547,940
Other assets	160,700	192,659
Total assets	$2,164,410	$2,153,433

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$92,503	$93,549
Accounts payable and accrued expenses	2,019,570	2,083,182
Total current liabilities	2,112,073	2,176,731
Long-term debt and capital lease obligations, less current maturities	5,493,407	4,341,369
Accrued pension obligation	882,332	882,332
Warrant liabilities	3,478,606	5,621,070
Total liabilities	11,966,418	13,021,502

Stockholders’ equity deficiency:
Preferred stock, $. 10 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $. 10 par value; 150,000,000 shares authorized, 26,326,172 and 26,026,172 shares issued and outstanding in 2009 and 2008	2,632,617	2,602,617
Capital in excess of par value	28,337,798	28,461,538
Deficit	(40,767,756)	(41,929,608)
Accumulated other comprehensive loss	(4,667)	(2,616)
Total stockholders’ equity deficiency	(9,802,008)	(10,868,069)
Total liabilities and stockholders’ equity deficiency	$2,164,410	$2,153,433

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	Feb 28, 2009	Feb. 29, 2008

Revenues	$593,243	$430,704

Costs and expenses:
Costs of services	523,003	453,050
Selling, general and administrative	861,596	699,257
Depreciation and amortization	137,386	121,977
Total costs and expenses	1,521,985	1,274,284

Loss from operations	(928,742)	(843,580)

Other income (expense):
Interest expense	(462,000)	(243,478)
Interest and other income	1,179	10,953
Change in warrant valuation	2,551,415	(2,714,096)
Total other income (expense)	2,090,594	(2,946,621)

Net income (loss)	1,161,852	(3,790,021)

Other comprehensive loss –
foreign currency translation adjustment	(2,051)	-
unrealized loss on marketable securities	-	(15,000)

Comprehensive income (loss)	$1,159,801	$(3,805,201)

Basic earnings (loss) per share:	$0.04	$(0.15)
Diluted earnings (loss) per share	$0.02	$(0.15)

Shares used in per share computation:
Basic	26,242,839	25,835,458
Diluted	76,495,046	25,835,458

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Net cash used in operating activities:	$(664,117)	$(1,321,815)

Cash flows from investing activities:
Purchase of property and equipment	-	(46,652)

Cash flows from financing activities:
Repayment of long-term debt	(15,057)	(12,603)
Inflow from restricted cash	657,742	1,274,858
Net cash provided by financing activities	642,685	1,262,255

Decrease in cash and cash equivalents	(21,432)	(106,212)
Cash and cash equivalents at beginning of period	130,338	132,078
Cash and cash equivalents at the end of period	$108,906	$25,866

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended November 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2008.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, we have sustained substantial losses from continuing operations in recent years and we have negative working capital and a stockholders’ equity deficiency.  In addition, we are experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations. We expect our operating losses and cash deficits to continue through fiscal 2009.

Based on our current business plans, we believe our existing cash resources will be sufficient to fund our operating losses, capital expenditures, lease and debt payments and working capital requirements only through the second quarter of fiscal 2009.  As a result, we will need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable us to meet our cash requirements.

We may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all.  We have been trying to raise equity or borrow funds from sources other than our principal lender without success to date.  Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations.

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

Our plans include (1) seeking additional financing to cover our operating deficit or purchase target businesses that are generating positive cash flow, (2) continuing to grow our operations as a VoIP carrier and (3) increasing our sales to existing wholesale customers, especially in the Mobile VoIP arena, where one customer is projecting significant growth.  We have already cut salary, consulting and rent expense and reduced our operating costs by approximately $100,000 a month beginning in March 2009.

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results.  If we are unable to generate adequate funds from operations or raise additional funds, we may not be able to repay our existing debt, continue to operate our network, respond to competitive pressures or fund our operations.  As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.  Our financial statements do not include any adjustments that might result from this uncertainty.

Note 3 – Recent Accounting Pronouncements

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective December 1, 2008. See Note 10 for the Company’s disclosures about its derivative instruments.

Note 4-Major Customers

During the three-month periods ended February 28, 2009 and February 29, 2008, one customer accounted for approximately 32% and 36%, respectively, of our revenues.  A second customer accounted for approximately 24% of our revenues for the three-month period ended February 29, 2008.  At February 28, 2009 and November 30, 2008, monies owed to us from our major customers accounted for 23% and 32%, respectively, of our total accounts receivable balances.

Note 5-Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Approximately 20,109,991 and 149,136,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of diluted net income (loss) per share for the three-month periods ended February 28, 2009 and February 29, 2008, respectively, because the effect would be anti-dilutive.

Note 6-Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from being a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

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

Note 7-Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment”.  For the three-month periods ended February 28, 2009 and February 29, 2008, we recorded approximately $27,000 and $27,000, respectively, in employee stock-based compensation expense, which was included in our selling, general and administrative expenses.  As of February 28, 2009, there was approximately $188,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 8-Accounts Payable and Accrued Expenses

At February 28, 2009 and November 30, 2008, included in the caption accounts payable and accrued expenses, are liabilities of approximately $796,000 for items with which we are negotiating settlements in conjunction with transactions related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly, and accordingly, we have not reduced the amount of the liability.  One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and is now in a Chapter 7 liquidation.  We believe the bankruptcy filing further decreases our potential liability to the purchaser.  However, there can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

Note 9-Defined Benefit Plan

We sponsor a defined benefit plan covering a number of former employees.  Our funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred.  Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected in the future.

For the three-month periods ended February 28, 2009 and February 29, 2008, we recorded pension expense of $12,000 and $50,000, respectively. In the first quarters of fiscal 2009 and 2008, we contributed approximately $12,000 and $20,000, respectively, to our defined benefit plan.  The expected long-term rate on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  We may make discretionary contributions.

Note 10 – Principal Financing Arrangements

We have executed seven financings agreements with our principal lender and its affiliates.  The first financing was repaid in full in connection with the sale of two subsidiaries, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment, of the remaining principal and interest, when the note is due on September 30, 2010.  The second, third and fifth financings are also due on September 30, 2010, and there are no principal payments required to be made until the notes mature.  Interest on the fifth financing is set at 20%. The interest rate on our fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum, and was 9.75% per annum at February 28, 2009.  Interest on the second and third notes is set at prime plus 2% per annum, or 5.25% per annum at February 28, 2009.  In conjunction with the fifth financing, all interest payments for the next twelve months are accrued and added to the principal balances of the notes.  Cash interest payments begin again on a monthly basis commencing in June 2009.  We remain dependent on our principal lender to fund our cash needs and we have no assurances that they will continue to fund such needs.

On October 15, 2008, we entered into a sixth financing arrangement with our principal lender and an affiliate of the lender (the “October 2008 Financing”). This financing consisted of a note totaling $500,000 that matures on September 28, 2010.   Interest is calculated on the basis of a 360 day year, and is payable monthly, in arrears, on the first business day of each month through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

On December 12, 2008, we amended the October 2008 Financing and borrowed an additional $600,000 from our lender.  This financing consisted of amending the $500,000 note to a $1,100,000 note that matures on September 28, 2010.  Interest is calculated on the basis of a 360 day year, and is payable monthly, in arrears, on the first business day of each month through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

On February 18, 2009, we consummated a private placement (the “February 2009 Financing”) pursuant to which we issued to two affiliates of our lender (“Affiliates”), secured term notes in the aggregate principal amount of $600,000 and common stock purchase warrants (the “Warrants”) that entitle the Affiliates to purchase in the aggregate up to 26,500,000 shares of our common stock.

Proceeds of the February 2009 Financing were deposited in a restricted cash account and will be released to us to pay operating expenses upon our request and in the sole discretion of our principal lender, similar to the arrangement we have had with our lender with prior financings.  Absent earlier redemption with no redemption premium payable by us, the loan matures on September 28, 2010 (the “Maturity Date”).  Interest will accrue on the unpaid principal on the notes issued in the February 2009 Financing at a rate equal to twenty percent (20%) per annum calculated on the basis of a 360-day year.

Interest accruing at the rate of fifteen percent (15%) per annum will be payable monthly in arrears, on the first business day of each calendar month through and including the Maturity Date.  Interest accruing at the rate of five percent (5%) per annum will be accrued and added to the principal balances of the notes issued in the February 2009 Financing.  Principal payments are due and payable on the Maturity Date.

Similar to the other financings entered into with our principal lender, the notes issued in the February 2009 Financing are secured by a blanket lien on substantially all of the Company’s assets pursuant to a master security agreement.

In connection with the February 2009 Financing, we issued Warrants to the Affiliates to purchase up to an aggregate of 26,500,000 shares of common stock at a price of $0.10 per share.  We determined, in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the warrants issued to our principal lender and the Affiliates in connection with all financings represented derivatives. Accordingly, we recorded the fair value of these derivatives as a debt discount and a liability on our consolidated balance sheet. The discounts are being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  For the quarter ended February 28, 2009, the value of the derivatives was decreased by approximately $2,551,000 to the then-current fair value of $3,478,606 with a corresponding credit to other income.  For the quarter ended February 29, 2008, the value of the derivatives was increased by approximately $2,714,000 to the then-current fair value of $7,462,276 with a corresponding charge to other income. The warrant liability for all of the above warrants is adjusted to fair market value at each reporting date using the Black-Scholes.  Warrant income or expense will continue to fluctuate in future periods primarily as the price of our common stock fluctuates.

To secure the payment of all obligations to our lenders, including under any warrants, we entered into a master security agreement that assigns and grants to an agent for the lender a continuing security interest and first lien on all of our assets including the assets of our subsidiaries.  In the aggregate, the seven financing agreements are recorded on our balance sheet at $5,493,407, which is a discount to their face amount of $11,100,193.

Note 11-Income Taxes

At November 30, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $30,000,000 expiring in the years 2009 through 2028.  There is an annual limitation of approximately $187,000 on the utilization of approximately $2,000,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that any such benefit would not be realized.

Note 12 – Related Party Transactions

In connection with use of software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 28, 2009 and February 29, 2008, of $63,000 and $109,500, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $15,000 during the three-month period ended February 28, 2009. The funds paid to the Consultant resulted in the capitalization of internal use software costs and equipment of $43,000 in the three months ended February 29, 2008.  There was no capitalization of software costs in the three months ended February 28, 2009. The fees for services that were not deemed to be capitalizable software costs for the three-month periods ended in February 28, 2009 and February 29, 2008 of $63,000 and $66,500, respectively, were deemed to be operating costs.

Note 13 – Equity

On June 15, 2008 we contracted with Nationwide Solutions, Inc. (“Nationwide”) to perform consulting, financing and acquisition services.  In addition to a monthly cash fee, Nationwide was granted warrants to purchase up to 2 million shares of our common stock. The warrants were exercisable through April 30, 2012 at a price of $0.25 per share.  We valued the warrants at $243,000 using the Black-Scholes method with an interest rate of 2.29%, volatility of 165%, zero dividends and expected term of 3.8 years.  We were amortizing the consulting expense over the life of the contact, and recorded expense of $28,699 in fiscal 2008.  The remaining value of $214,301 was recorded as a prepaid expense at November 30, 2008.  Effective February 20, 2009, by mutual agreement, the consulting agreement with Nationwide was terminated and Nationwide surrendered the warrants to us, resulting in a reduction in prepaid expenses and equity of the remaining book balance of the warrants at such date of $200,209.

In December 2008, we issued 300,000 shares of common stock to a company in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $0.27 a share, or $81,000, on the date a one-year services contract was signed and is being amortized over the one-year period.

Item 2.       Management’s Analysis and Discussion of Financial Condition and Results of Operations

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation those factors set forth under Note 6 – Risks and Uncertainties.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.  These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.  Further, the information about our intentions contained in this Report are statements of our intentions as of the date of this Report and are based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

We are currently enhancing the reach of our IP telephony services by preparing to use the data side of the cell phone network to run our telephone calls.  Cell phone networks provide both voice and data services.  In a traditional cell phone service, the users speak over the voice side of the network and receive email messages and obtain Internet access over the data side of the network.  With our service, the voice transmission runs over the data side of the cell phone network, and the voice side is not used.  The data side of the cell phone network is simply another avenue upon which we can run our IP telephony services.  However, it is a low-cost method of delivering telephone service and we believe it will attract a significant number of subscribers to our service from the larger and more expensive cell phone carriers.  We refer to our use of the data side of the cell phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).

We believe Mobile VoIP will be a telephone service that experiences rapid growth.  We will continue to use a wholesale model with Mobile VoIP, just as we are a wholesaler of IP telephony.  In October 2008, we entered into a wholesale agreement to sell Mobile VoIP services to Unified Technologies Group, Inc. (“UTGI”), a diversified technology company that intends to sell our Mobile VoIP service directly to end-users, or indirectly to end-users via cell phone distributors.   UTGI utilizes the Global System for Mobile (“GSM”) communications standard for the Mobile VoIP calls.  GSM is the most popular standard for mobile phones in the world, with more than 3 billion users in more than 200 countries and territories.  According to UTGI, it has access to the data side of the GSM network in approximately 130 countries, and usage of the product does not generate roaming charges to end-users who travel to any of those countries, as the entire call stays on the UTGI data network.   UTGI believes it will be able to provide a high-quality call to hundreds of thousands of customers because it uses its own virtual private network over the GSM network to provide the high-speed Internet access to the mobile phone.  By placing software on the mobile phone to create a dynamic virtual stabilized network, UTGI intends to ensure the highest level of quality by enhancing the call with services such as bandwidth limitation correction, compression, sampling, jitter correction, echo cancellation and buffering.  When the consumer uses the mobile device and makes a Mobile VoIP telephone call, the entire operation is intended to be seamless to the cell phone user, who receives no indication that the call is a VoIP call. On April 1, 2009, UTGI launched a beta test for its Mobile VoIP product.  We believe the wireless communications industry recognizes that UTGI’s Mobile VoIP product is a significant development in the industry, as evidenced by UTGI receiving the award at the 2009 CTIA wireless show for “best overall product.”  There can be no assurance that we will be successful with our plan with UTGI, and our future revenue from UTGI depends upon, in part, UTGI’s success in selling its product and retaining customers.  We cannot control the timing of UTGI’s marketing efforts or the speed with which it signs up customers.

Plan of Operation

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

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of companies that sell broadband services, such as UTGI, which sells a broadband service over GSM cell phone networks.  Many of our targeted wholesale customers and some of our existing wholesale customers have significant financial resources to market a private-labeled digital voice product to their existing customer base or to new customers.  We believe our strength is our technology-based platform.  In providing our technology on a wholesale basis, our goal is to obtain and manage 500,000 individual end-users, or lines in service, by leveraging the sales, marketing, financial and other resources of our wholesale customers.  Our strategy is to focus on the Mobile VoIP product this year as a driving force to accelerate our efforts to reach the level of 500,000 lines in service. We believe UTGI will become our largest wholesale customer over the next twelve months, as UTGI has represented to us that it has commitments from cell phone distributors to purchase approximately 540,000 Mobile VoIP lines within 12 months of the commercial launch of its Mobile VoIP product.  Many of our resources are focused on working with UTGI to ensure a successful commercial launch of its Mobile VoIP product by July 1, 2009.

Three Months Ended February 28, 2009 vs. Three Months Ended February 29, 2008

Our revenue for the three-month period ended February 28, 2009 increased by approximately $162,000, or approximately 38%, to approximately $593,000 as compared to approximately $431,000 reported for the three-month period ended February 29, 2008.  The increase in our revenues was due to a combination of an increase in the number of wholesale VoIP customers and an increase in the average revenue per wholesale VoIP customer.  We have numerous wholesale customers who have signed a contract with us but who are not generating revenue yet, and we have other potential wholesale customers in trial.  We believe the customers that we have already identified and with which we have already signed agreements will continue to add to our sales growth.  Our largest opportunity with an existing customer is with UTGI, which signed a wholesale services agreement with us in October 2008 that requires them to pay us for a minimum of 50,000 Mobile VoIP lines within one year of the commercial launch of their Mobile VoIP product.  We anticipate they will sell significantly more than 50,000 lines based upon commitments they have received from cell phone distributors for approximately 540,000 lines, and based upon the positive industry reaction and publicity they have received from winning the “best overall product” award at the CTIA wireless trade show on April 3, 2009.  We do not believe that UTGI will generate significant revenues for us in our second fiscal quarter.  We believe we will see a significant revenue increase in our fourth fiscal quarter because UTGI plans to take advantage of the year-end holiday selling season to drive its mobile phone product into the hands of consumers.   However, our projection assumes UTGI will launch its commercial Mobile VoIP product by July 1, 2009 and there can be no assurance it will do so.

For the three-month period ended February 28, 2009, our gross profit amounted to approximately $70,000, which was an improvement of approximately $92,000 over the negative gross profit of approximately ($22,000) reported in the three-month period ended February 29, 2008.  Our IP telephony facilities have significant unused capacity and we have therefore only recently been able to generate a positive gross profit on a quarterly basis.  We anticipate we can continue to achieve higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors, so that our gross profit and gross profit percentage should continue to increase.  We have already identified new carriers and routes and we plan to incur lower domestic termination costs commencing in April 2009.

Selling, general and administrative expenses increased by approximately $163,000, or approximately 23%, to approximately $862,000 for the three-month period ended February 28, 2009 from approximately $699,000 reported in the same prior-year fiscal period. Additional personnel and consulting costs accounted for the majority of the increase.  We made significant reductions to our salary and consulting expense during February 2009 and, consequently, our costs in March 2009 were substantially lower than in February 2009.  The reduction in March 2009 for salary and consulting expense, as compared to February 2009, was approximately $95,000.  We anticipate that we will be able to hold down our salary expense until we need to hire more personnel in conjunction with the commercial launch of the UTGI product.

Depreciation and amortization expense increased by approximately $15,000 for the three- months ended February 28, 2009 to approximately $137,000 as compared to approximately $122,000 for the same period in fiscal 2008.  The increase was a result of slightly higher depreciation expense due to software and equipment additions and slightly higher amortization due to additions to deferred finance costs associated with recent financings.

Interest expense increased by approximately $219,000 to approximately $462,000 for the three-months ended February 28, 2009 as compared to approximately $243,000 for the three-months ended February 29, 2008.  The increase was due to additional borrowings in May, October and December 2008, and in February 2009.

Interest and other income for the three-month period ended February 28, 2009 amounted to approximately $1,000, as compared to $11,000 for the three-month period ended February 29, 2008.  In both fiscal periods, the income was primarily due to interest earned on amounts on deposit in a restricted cash account.

The mark-to-market adjustment to our warrant liability resulted in warrant income for the three-month period ended February 28, 2009 of approximately $2,551,000, which was due to the decrease in the market value of our common stock from November 30, 2008 to February 28, 2009. During the comparable period of fiscal 2008, we recorded warrant expense of approximately $2,714,000, which resulted from an increase in the price of our common stock at February 29, 2008, as compared to the value at November 30, 2007.  We anticipate that our warrant income or expense will continue to fluctuate in future fiscal periods as the price of our common stock in the market continues to fluctuate.

Liquidity and Capital Resources

At February 28, 2009, we had cash and cash equivalents of approximately $109,000 and negative working capital of approximately $1,130,000.

Net cash used in operating activities aggregated approximately $664,000 and $1,322,000 in the three-month periods ended February 28, 2009 and February 29, 2008, respectively.  The principal use of cash in the quarter ended February 28, 2009 was a loss from operations of approximately $929,000.  The principal uses of cash in the quarter ended February 29, 2008 was a loss from operations of approximately $844,000 and an increase in deposits to suppliers of approximately $300,000.

Net cash used in investing activities in the three-month period ended February 29, 2008 aggregated approximately $47,000 resulting primarily from expenditures related to enhancements to our IP telephony software.  There were no such expenditures in the three-month period ended February 28, 2009.

Net cash provided by financing activities aggregated approximately $643,000 and $1,262,000 in the three-month periods ended February 28, 2009 and February 29, 2008, respectively. In fiscal year 2009, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with financings on October 15, 2008 and February 18, 2009. In fiscal year 2008, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with a financing on September 28, 2007.

For the three-months ended February 28, 2009, we had no capital expenditures. We expect to make equipment purchases of less than $50,000 in the second fiscal quarter of 2009; however such purchases will be dependent on our growth and the availability of cash or equipment financing.  We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support our Mobile VoIP customer.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the past three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth.  The audit report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2008 contained a paragraph expressing doubt about our ability to continue as a going concern.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings, including borrowings from our primary lender on eight separate occasions over the past four years.  We continually evaluate our cash needs and growth opportunities and we believe we will require additional equity or debt financing in order to achieve our overall business objectives. We completed a $600,000 round of funding with our primary lender on February 18, 2009, that added an additional $578,755 to our restricted cash account, which amount will be available to us to fund our operating expenses, subject to certain restrictions, through June 2009. In connection with such funding, our lender required us to reduce our overhead and to eliminate certain salaried employees to cut our negative cash flow before interest and debt payments to approximately $75,000 a month beginning in March 2009.  As in the past, cash is released to us from a restricted cash account solely in the discretion of our lender so that our lender can evaluate the individual items upon which we make cash expenditures.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue funding us.  However, such commitment is not in writing, and we cannot rely on our lender to continue to fund us in the future.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Our failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2009, except that in February 2009 we terminated our controller as part of a cost-reduction plan, which could have an adverse effect on our internal control over financial reporting.  We have no full-time bookkeeping or financial reporting personnel and we are attempting to cover this function with temporary consultants and our Chief Executive Officer.  As initially reported in fiscal 2005, we already had a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.  This lack of staffing continued throughout fiscal 2008 and, as of the date of this Report, we have fewer employees in our accounting department than we had at the end of our fiscal year, resulting in a further decrease in our ability to segregate duties among our employees.  Management believes the lack of qualified, accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2008 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

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

PERVASIP CORP.
PART II-OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2009 we issued secured promissory notes in an aggregate principal amount of $600,000 and warrants to purchase 26,500,000 shares of our common stock, which is incorporated by reference to our Current Report on Form 8-K dated February 18, 2009.  The notes and the warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”) to investors that each represented to us that they were an “accredited investor,” as defined in the Act.

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

Pervasip Corp.

Date: April 20, 2009	By:	/s/ Paul H. Riss
Paul H. Riss Chief Executive Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)