Form 10-Q
period 2009-05-31
PERVASIP CORP
filed 2009-07-15
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__  No   X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  26,577,379 shares of common stock, par value $.10 per share, as of June 30, 2009.

PART 1. FINANCIAL INFORMATION
Item 1.     Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2009	Nov. 30, 2008
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$72,746	$130,338
Restricted cash	124,596	7,085
Accounts receivable, net	305,002	205,294
Prepaid expenses and other current assets	46,385	459,511
Total current assets	548,729	802,228

Property and equipment, net	542,342	610,606
Deferred finance costs, net	398,874	547,940
Other assets	168,753	192,659
Total assets	$1,658,698	$2,153,433

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$91,407	$93,549
Accounts payable and accrued expenses	2,066,721	2,083,182
Total current liabilities	2,158,128	2,176,731

Long-term debt and capital lease obligations, less current maturities	6,055,378	4,341,369
Accrued pension obligation	880,332	882,332
Warrant liabilities	6,667,759	5,621,070
Total liabilities	15,761,597	13,021,502

Stockholders’ equity deficiency:
Preferred stock, $. 10 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $. 10 par value; 250,000,000 shares authorized, 26,377,379 and 26,026,172 shares issued and outstanding in 2009 and 2008	2,637,738	2,602,617
Capital in excess of par value	28,381,830	28,461,538
Deficit	(45,125,020)	(41,929,608)
Accumulated other comprehensive income (loss)	2,553	(2,616)
Total stockholders’ equity deficiency	(14,102,899)	(10,868,069)
Total liabilities and stockholders’ equity deficiency	$1,658,698	$2,153,433

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenues	$1,158,910	$1,065,352	$565,667	$634,648

Costs and expenses:
Costs of services	931,844	1,068,436	408,841	615,386
Selling, general and administrative	1,141,691	1,422,394	409,793	757,724
Stock-based compensation expense	256,469	63,717	126,771	29,130
Depreciation and amortization	275,969	246,718	138,583	124,741
Total costs and expenses	2,605,973	2,801,265	1,083,988	1,526,981

Loss from operations	(1,447,063)	(1,735,913)	(518,321)	(892,333)

Other income (expense):
Interest expense	(1,112,717)	(464,563)	(650,717)	(221,085)
Interest and other income	2,106	12,401	927	1,448
Change in warrant valuation	(637,738)	(2,092,117)	(3,189,153)	621,979
Total other income (expense)	(1,748,349)	(2,544,279)	(3,838,943)	402,342

Net loss	(3,195,412)	(4,280,192)	(4,357,264)	(489,991)

Other comprehensive income (loss) –
Foreign currency translation adjustment	5,169	-	7,220	-
Unrealized loss on marketable securities	-	(24,000)		(9,000)
Comprehensive loss	$(3,190,243)	$(4,304,192)	$(4,350,044)	$(498,991)
Loss per share	$(0.12)	$(0.17)	$(0.17)	$(0.02)
Shares used in computation of loss per share	26,289,607	25,835,458	26,335,358	25,835,458

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2009	May 31, 2008
Net cash used in operating activities:	$(932,766)	$(1,609,041)

Cash flows from investing activities:
Purchase of property and equipment	(58,500)	(76,375)

Cash flows from financing activities:
Repayment of long-term debt	(4,200)	(25,460)
Debt issue costs paid	-	(71,500)
Inflow from restricted cash	937,874	1,676,962
Net cash provided by financing activities	933,674	1,580,002

Decrease in cash and cash equivalents	(57,592)	(105,414)
Cash and cash equivalents at beginning of period	130,338	132,078
Cash and cash equivalents at the end of period	$72,746	$26,664

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month or three-month periods ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ended November 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2008.

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

Based on our current business plans, we are seeking additional financing from our principal lender to fund our operating losses, capital expenditures, lease and debt payments and working capital requirements through the end of fiscal 2009.  We need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable us to meet our cash requirements.

We may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all.  We have been trying to raise equity or borrow funds from sources other than our principal lender with limited success to date.  Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of our company which, in turn, is dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in our future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue operating.

Our plans include (1) seeking additional financing to cover our operating deficit, (2) continuing to grow our operations as a VoIP carrier and (3) increasing our sales to existing wholesale customers, especially in the Mobile VoIP arena, where one customer is projecting significant growth.

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

Note 3 – Recent Accounting Pronouncements

In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  We adopted the provisions of SFAS 161 effective December 1, 2008. See Note 10 for our disclosures about our derivative instruments.

Note 4-Major Customers

During the six-month and three-month periods ended May 31, 2009, one customer accounted for approximately 36% and 39%, respectively, of our revenues.  During the six-month and three-month periods ended May 31, 2008, one customer accounted for approximately 27% and 28%, respectively, of our revenues and a second customer accounted for approximately 27% and 20%, respectively, of our revenues.  At May 31, 2009 and November 30, 2008, monies owed to us from our major customers accounted for 29% and 32%, respectively, of our total accounts receivable balances.

Note 5-Loss Per Common Share

Loss per common share is calculated by dividing our net loss for a period by the weighted average number of common shares outstanding during that period.

Approximately 177,651,000 and 140,688,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of net loss per share for the six-month and three-month periods ended May 31, 2009 and 2008, respectively, because the effect would be anti-dilutive.

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

Note 7-Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment”.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock. (See Note 13).  For the six-month periods ended May 31, 2009 and 2008, we recorded approximately $256,000 and $64,000, respectively, in stock-based compensation expense.  For the three-month periods ended May 31, 2009 and 2008, we recorded approximately $127,000 and $29,000, respectively, in stock-based compensation expense.  For the six-month periods ended May 31, 2009 and 2008, approximately $205,000 and $16,000 of the expense related to grants made to consultants.  For the three-month periods ended May 31, 2009 and 2008, approximately $102,000 and $7,000 of the stock option expense related to grants to consultants.   As of May 31, 2009, there was approximately $14,000 of unrecognized stock-compensation expense for previously-granted options and restricted stock that will be expensed in the third quarter of fiscal 2009.  As of May 31, 2009, there was approximately $179,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8-Accounts Payable and Accrued Expenses

At May 31, 2009 and November 30, 2008, included in the caption accounts payable and accrued expenses, are liabilities of approximately $796,000 in conjunction with transactions related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly, and accordingly, we have not reduced the amount of the liability.  One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and is now in a Chapter 7 liquidation.  We believe the bankruptcy filing further decreases our potential liability to the purchaser.  However, there can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

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

For the six-month periods ended May 31, 2009 and 2008, we recorded pension expense of $24,000 and $99,000, respectively.  For the three-month periods ended May 31, 2009 and 2008, we recorded pension expense of $12,000 and $49,000, respectively. In the second quarters of fiscal 2009 and 2008, we contributed approximately $14,000 and $35,000, respectively, to our defined benefit plan.  The expected long-term rate on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  We may make discretionary contributions.

Note 10 – Principal Financing Arrangements

We have executed seven financings agreements with our principal lender and its affiliates.  The first financing was repaid in full in connection with the sale of two subsidiaries, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment, of the remaining principal and interest, when the note is due on September 30, 2010.  The second, third and fifth financings are also due on September 30, 2010, and there are no principal payments required to be made until the notes mature.  Interest on the fifth financing is set at 20%. The interest rate on our fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum, and was 9.75% per annum at May 31, 2009.  Interest on the second and third notes is set at prime plus 2% per annum, or 5.25% per annum at May 31, 2009.  In conjunction with the fifth financing, all interest payments for the next twelve months are accrued and added to the principal balances of the notes.  Cash interest payments were to begin again on a monthly basis commencing in June 2009, but have been deferred on a month-to-month basis.  We remain dependent on our principal lender to fund our cash needs and we have no assurances that they will continue to fund such needs.

On October 15, 2008, we entered into a sixth financing arrangement with our principal lender and an affiliate of the lender (the “October 2008 Financing”). This financing consisted of a note totaling $500,000 that matures on September 28, 2010.   Interest is calculated on the basis of a 360- day year, and is payable monthly, in arrears, on the first business day of each month through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

On December 12, 2008, we amended the October 2008 Financing and borrowed an additional $600,000 from our lender.  This financing consisted of amending the $500,000 note to a $1,100,000 note that matures on September 28, 2010.  Interest is calculated on the basis of a 360-day year, and is payable monthly, in arrears, on the first business day of each month through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

On February 18, 2009, we consummated a private placement (the “February 2009 Financing”) pursuant to which we issued to two affiliates of our lender (“Affiliates”), secured term notes in the aggregate principal amount of $600,000 and common stock purchase warrants (the “Warrants”) that entitle the Affiliates to purchase in the aggregate up to 26,500,000 shares of our common stock.

Proceeds of the February 2009 Financing were deposited in a restricted cash account and have been released to us to pay operating expenses upon our request and in the sole discretion of our principal lender, similar to the arrangement we have had with our lender with prior financings.  Absent earlier redemption with no redemption premium payable by us, the loan matures on September 28, 2010 (the “Maturity Date”).  Interest accrues on the unpaid principal on the notes issued in the February 2009 Financing at a rate equal to twenty percent (20%) per annum calculated on the basis of a 360-day year.  Interest accruing at the rate of fifteen percent (15%) per annum will be payable monthly in arrears, on the first business day of each calendar month through and including the Maturity Date.  Interest accruing at the rate of five percent (5%) per annum will be accrued and added to the principal balances of the notes issued in the February 2009 Financing.  Principal payments are due and payable on the Maturity Date.

To secure the payment of all obligations to our lenders, including under any warrants, we entered into a master security agreement that assigns and grants to an agent for the lender a continuing security interest and first lien on all of our assets, including the assets of our subsidiaries.

Note 11-Income Taxes

At November 30, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $30,000,000 that expire in the years 2009 through 2028.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that any such benefit will not be realized.

Note 12 – Related Party Transactions

In connection with our internal software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the six-month periods ended May 31, 2009 and 2008, of $126,000 and $181,500, respectively.  For the three-month periods ended May 31, 2009 and 2008, we paid fees of $63,000 and $72,000, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $30,000 during the six-month period ended May 31, 2009, including $15,000 for the three-month period ended May 31, 2009. The funds paid to the Consultant resulted in the capitalization of internal use software costs and equipment of $30,000 in the six and three-month periods ended May 31, 2009,  $55,000 in the six-month period ended May 31, 2008 and $12,000 in the three-month period ended May 31, 2008.  The remaining fees for the six-month periods ended May 31, 2009 and 2008 of $96,000 and $126,500 were deemed to be operating costs.  The amount of operating costs for the three-month periods ended May 31, 2009 and 2008 was $33,000 and $60,000, respectively.

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

On May 27, 2009, we issued 40,000 shares of restricted common stock to a company in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $0.235 a share, or $9,400, on the date that services began and is being amortized over a one-month period.

During the second quarter of fiscal 2009, a board member exercised options to purchase 25,000 shares of stock by surrendering free-trading shares of our common stock to pay for the exercise price of such options, resulting in a net issuance of 11,207 shares of common stock.

Note 14- Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

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

We are currently enhancing the reach of our IP telephony services by using the data side of the cell phone network to run our telephone calls.  Cell phone networks provide both voice and data services.  In a traditional cell phone service, the users speak over the voice side of the network and receive email messages and obtain Internet access over the data side of the network.  With our service, the voice transmission runs over the data side of the cell phone network, and the voice side is not used.  The data side of the cell phone network is simply another avenue upon which we can run our IP telephony services.  However, it is a low-cost method of delivering telephone service and we believe it will attract a significant number of subscribers to our service from the larger and more expensive cell phone carriers.  We refer to our use of the data side of the cell phone networks as voice-over-IP-enabled mobile phone service (“Mobile VoIP”).

Our company sells IP telephony services primarily on a wholesale basis to high-speed Internet service providers, which is the manner in which we plan to sell Mobile VoIP services.   In October 2008, we entered into a wholesale agreement to sell Mobile VoIP services to Unified Technologies Group, Inc. (“UTGI”), a diversified technology company that intends to sell our Mobile VoIP service directly to end-users, or indirectly to end-users via multi-level marketing companies, retail stores and cell phone distributors.   UTGI utilizes the Global System for Mobile (“GSM”) communications standard for the transmission of the Mobile VoIP calls.  GSM is the most popular standard for mobile phones in the world, with more than 3 billion users in more than 200 countries and territories.  According to UTGI, it will have access to the data side of the GSM network in approximately 130 countries, and usage of the product will not generate roaming charges to end-users who travel to any of those countries, as the entire call stays on the UTGI data network.   UTGI believes it will be able to provide a high-quality call to hundreds of thousands of customers because it uses its own virtual private network over the GSM network to provide the high-speed Internet access to the mobile phone.  By placing software on the mobile phone to create a dynamic virtual stabilized network, UTGI intends to ensure the highest level of quality by enhancing the call with services such as bandwidth limitation correction, compression, sampling, jitter correction, echo cancellation and buffering.  When the consumer uses the mobile device and makes a Mobile VoIP telephone call, the entire operation is intended to be seamless to the cell phone user, who receives no indication that the call is a VoIP call.  Similar to our company, UTGI is primarily a software entity.  UTGI’s software is designed to run on smart phones and other mobiles devices that are manufactured by third-parties, including well-known brand names, such as the iPhone and BlackBerry.  The initial launch of the mobile phone service is on the Pharos Traveler 137 mobile telephone.  These smart phones contain a variety of advanced features and are now beginning to be imported into the U.S., as they were just approved by the Federal Communications Commission for use in the United States in June 2009.  In March 2009, UTGI announced that after the initial commercial launch, UTGI plans to have a “bring your own device” program, in which it will encourage iPhone and BlackBerry users to keep their existing smart phone, but switch service from their current GSM carrier to UTGI’s service.  Although we believe the telephone calls on UTGI’s broadband service are a very high carrier-grade quality, we also believe the entities that are marketing UTGI’s product are focused more on low price and the fact that UTGI does not require a contract with the consumer.

We do not control the timing of the marketing, the marketing dollars or any of the decisions regarding the selling and marketing of the UTGI service.  Furthermore, UTGI has adopted the strategy of letting other entities sell its mobile phone services to the end-user, and consequently UTGI’s customers are the entities that plan and control the sales and marketing activities of the UTGI product. UTGI has advised us that is has signed distributor agreements with several entities and that each entity is entitled to market the UTGI services as it sees fit, in its given territory.  As a result, the distributor will make the sale of the smart phone and the service plan, the data service will be provided by UTGI and we will provide the voice service.  For each subscriber that is signed up, we will receive revenue for the monthly voice service.  UTGI has also contracted with us to provide the VoIP billing and customer service at a price of $2 per month per line.

We believe the wireless communications industry recognizes UTGI’s Mobile VoIP product as a significant development in the industry, as evidenced by UTGI receiving the award at the 2009 CTIA wireless show for “best overall product.”  There can be no assurance that we will be successful with our plan with UTGI, and our future revenue from UTGI depends upon, in part, the success of UTGI’s distributors in selling its product and retaining customers.  We cannot control the timing of the marketing efforts of any distributor or the speed with which any distributor signs up customers.  However, we see publicity from a large distributor that is in the process of distributing the phone to its key insiders, and that it plans to launch the product to the public in August 2009.   Our agreement with UTGI does not prohibit us from providing our VoIP services to other carriers who utilize the data side of the cell phone network, and we have been approached by other companies who have expressed an interest in buying our VoIP services for the purpose of carrying our VoIP service over the data side of the cell phone network.   We anticipate that the majority of our focus for at least the remainder of the year will be centered on Mobile VoIP.

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

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of companies that sell broadband services, such as UTGI, which sells a broadband service over GSM cell phone networks.  Many of our targeted wholesale customers and some of our existing wholesale customers have significant financial resources to market a private-labeled digital voice product to their existing customer base or to new customers.  We believe our strength is our technology-based platform.  In providing our technology on a wholesale basis, our goal is to obtain and manage 500,000 individual end-users, or lines in service, by leveraging the sales, marketing, financial and other resources of our wholesale customers.  Our strategy is to focus on the Mobile VoIP product as a driving force to accelerate our efforts to reach the level of 500,000 lines in service. We believe UTGI will become our largest wholesale customer over the next 12 months, as UTGI has represented to us that it has commitments from cell phone distributors to purchase several hundred thousand Mobile VoIP lines within the next 12 months.

Six  Months Ended May 31, 2009 vs. Six Months Ended May 31, 2008

Our revenue for the six-month period ended May 31, 2009 increased by approximately $94,000, or approximately 9%, to approximately $1,159,000 as compared to approximately $1,065,000 reported for the six-month period ended May 31, 2008.  The increase in our revenues was due to a combination of an increase in the number of wholesale VoIP customers and an increase in the average revenue per wholesale VoIP customer.  In the six-month period ending May 31, 2008, we recorded international termination revenues of approximately $369,000, and we had no such revenues in the six-month period ended May 31, 2009.  If we analyze only our core VoIP revenues, without consideration to the international termination revenues from fiscal 2008, in the six-month period ended May 31, 2009, our core VoIP revenue increased by approximately $463,000, or approximately 67%, as compared to revenue from our core VoIP services of approximately $696,000 in the six-month period ended May 31, 2008.  We expect to see continued growth in our core VoIP revenues, as we have numerous wholesale customers who have signed a contract with us but who are not generating revenue yet, and we have other potential wholesale customers in trial.  Our largest opportunity with an existing customer is with UTGI, which signed a wholesale services agreement with us in October 2008 that requires them to pay us for a minimum of 50,000 Mobile VoIP lines within one year of the commercial launch of its Mobile VoIP product.  UTGI announced its commercial launch on July 1, 2009.  We anticipate UTGI will sell significantly more than 50,000 lines based upon the minimum commitments it tells us it has received from its customers, and based upon the positive industry reaction and publicity it has received from winning the “best overall product” award at the CTIA wireless trade show on April 3, 2009.  We believe we will see significant revenues from the UTGI contract in our fourth fiscal quarter.

For the six-month period ended May 31, 2009, our gross profit amounted to approximately $227,000, which was an improvement of approximately $230,000 over the negative gross profit of approximately ($3,000) reported in the six-month period ended May 31, 2008.  Our IP telephony facilities have significant unused capacity and we have therefore only recently been able to generate a positive gross profit on a quarterly basis.  We anticipate we can continue to achieve higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors, so that our gross profit and gross profit percentage should continue to increase.

Selling, general and administrative expenses decreased by approximately $281,000, or approximately 20%, to approximately $1,142,000 for the six-month period ended May 31, 2009 from approximately $1,422,000 reported in the same prior-year fiscal period.  We made significant reductions to our salary and consulting expense, which accounted for approximately $187,000 of the decrease.  We also decreased marketing expense in the six-month period ended May 31, 2009 by approximately $113,000, as compared to the six-month period ended May 31, 2008.    We anticipate that we will be able to hold down our salary expense until we need to hire more personnel in conjunction with the Mobile VoIP product, which we began to do in our third fiscal quarter.  We have no short-term plans to increase our marketing expense.

Stock based compensation expense, which is a non-cash item, increased by approximately $193,000, or approximately 75%, to approximately $256,000 for the six-month period ended May 31, 2009 from approximately $64,000 reported in the same prior-year fiscal period.  This expense varies from period-to-period depending upon the number of option grants, the vesting period of such grants and the valuation of the grants.

Depreciation and amortization expense increased by approximately $29,000 for the six- months ended May 31, 2009 to approximately $276,000 as compared to approximately $247,000 for the same period in fiscal 2008.  The increase was a result of slightly higher depreciation expense due to software and equipment additions and slightly higher amortization due to additions to deferred finance costs associated with recent financings.

Interest expense increased by approximately $648,000, or approximately 139% to approximately $1,113,000 for the six-months ended May 31, 2009 as compared to approximately $465,000 for the six-months ended May 31, 2008.  The increase was due to additional borrowings in the aggregate amount of $3.1 million in May, October and December 2008, and in February 2009 and the accretion of that debt.

The mark-to-market adjustment to our warrant liability resulted in warrant expense for the six-month period ended May 31, 2009 of approximately $638,000, which was due to the increase in the market value of our common stock from November 30, 2008 to May 31, 2009. During the comparable period of fiscal 2008, we recorded warrant expense of approximately $2,092,000, which resulted from an increase in the price of our common stock at May 31, 2008, as compared to the value at November 30, 2007.  We anticipate that our warrant income or expense will continue to fluctuate in future fiscal periods as the price of our common stock in the market continues to fluctuate.

Three Months Ended May 31, 2009 vs. Three Months Ended May 31, 2008

Our revenue for the three-month period ended May 31, 2009 decreased by approximately $69,000, or approximately 11%, to approximately $566,000 as compared to approximately $635,000 reported for the three-month period ended May 31, 2008.  The decrease in our revenues was due to the lack of any international termination revenues in the second quarter of fiscal 2009 as compared to $260,000 in international termination revenues in the second quarter of fiscal 2008.  Our core VoIP revenue continued to increase in the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, as these revenues increased by approximately $191,000, or approximately 51%, to approximately $566,000, as compared to revenue from our core VoIP services of approximately $375,000 in the three-month period ended May 31, 2008.  We anticipate that revenues for our third fiscal quarter in 2009 will significantly exceed our revenues for the third fiscal quarter of 2008, even though, as we noted above, we do not anticipate significant revenues from UTGI until the fourth quarter of fiscal 2009.

For the three-month period ended May 31, 2009, our gross profit amounted to approximately $157,000, which was an improvement of approximately $138,000 over the gross profit of approximately $19,000 reported in the three-month period ended May 31, 2008.  Our IP telephony facilities have significant unused capacity and we have therefore only recently been able to generate a positive gross profit on a quarterly basis.  As discussed above, we anticipate we will be able to continue to achieve higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors, to improve our gross profit and gross profit percentage.  We have already identified new carriers and routes and we are beginning to incur lower domestic termination costs.

Selling, general and administrative expenses decreased by approximately $348,000, or approximately 46%, to approximately $410,000 for the three-month period ended May 31, 2009 from approximately $758,000 reported in the same prior-year fiscal period. Reduction in personnel and consulting costs accounted for the majority of the decrease.  We made significant reductions to our salary and consulting expense during February 2009 and, consequently, our costs, beginning in March 2009 were substantially lower.  The reduction in the quarter ended May 31, 2009 for salary and consulting expense, as compared to the quarter ended May 31, 2008, was approximately $259,000.  We also decreased our marketing and travel expense by approximately $65,000 in the quarter ended May 31, 2009, as compared to the quarter ended May 31, 2008.  Because of the commercial launch of the UTGI product, we have hired three additional customer service personnel in the third fiscal quarter of 2009.

Stock-based compensation expense, which is a non-cash item, increased by approximately $98,000, or approximately 338%, to approximately $127,000 for the three-month period ended May 31, 2009 from approximately $29,000 reported in the same prior-year fiscal period.

Depreciation and amortization expense increased by approximately $14,000 for the three- months ended May 31, 2009 to approximately $139,000 as compared to approximately $125,000 for the same period in fiscal 2008.  The increase was a result of slightly higher depreciation expense due to software and equipment additions and slightly higher amortization due to additions to deferred finance costs associated with recent financings.

Interest expense increased by approximately $430,000 to approximately $651,000 for the three-months ended May 31, 2009 as compared to approximately $221,000 for the three-months ended May 31, 2008.  The increase was due to the additional borrowings discussed above.

The mark-to-market adjustment to our warrant liability resulted in warrant expense for the three-month period ended May 31, 2009 of approximately $3,189,000, which was due to the increase in the market value of our common stock from February 28, 2009 to May 31, 2009. During the comparable period of fiscal 2008, we recorded warrant income of approximately $622,000, which resulted from a decrease in the price of our common stock at May 31, 2008, as compared to the value at February 29, 2008.  We anticipate that our warrant income or expense will continue to fluctuate in future fiscal periods as the price of our common stock in the market continues to fluctuate.

Liquidity and Capital Resources

At May 31, 2009, we had cash and cash equivalents of approximately $73,000 and negative working capital of approximately $1,609,000.

Net cash used in operating activities aggregated approximately $933,000 and $1,609,000 in the six-month periods ended May 31, 2009 and May 31, 2008, respectively.  The principal use of cash in the fiscal 2009 was a net loss of approximately $3,195,000, which included a mark-to-market charge of approximately $638,000 and amortization of debt discount of approximately $993,000.  The principal uses of cash in the fiscal year ended May 31, 2008 was a net loss of approximately $4,280,000, which included a non-cash mark-to-market warrant adjustment charge of approximately $2,092,000.

Net cash used in investing activities in the six-month periods ended May 31, 2009 and 2008 aggregated approximately $59,000 and $76,000, respectively, resulting primarily from expenditures related to enhancements to our IP telephony software.

Net cash provided by financing activities aggregated approximately $934,000 and $1,580,000 in the six-month periods ended May 31, 2009 and May 31, 2008, respectively. In fiscal year 2009, cash provided by financing activities resulted primarily from cash received from a restricted bank account that was funded in connection with financings on October 15, 2008 and February 18, 2009. In the 2008 period, cash provided by financing activities resulted primarily from cash received from a restricted bank account that was funded in connection with financings on September 28, 2007 and May 28, 2008.

For the six-month period ended May 31, 2009, we had capital expenditures of approximately $59,000. We expect to make additional capital expenditures of approximately $50,000 to $100,000 in the second half of fiscal year 2009; however such purchases will be dependent on our growth and the availability of cash or equipment financing.  We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support our Mobile VoIP customer.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the past several years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth.  The audit report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2008 contained a paragraph expressing doubt about our ability to continue as a going concern.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings, including borrowings from our primary lender on eight separate occasions over the past four years.  We continually evaluate our cash needs and growth opportunities and we believe we will require additional equity or debt financing immediately in order to achieve our overall business objectives.  We believe we will be generating positive cash flow from operations when we have approximately 10,000 Mobile VoIP lines added to a projected modest growth of our current customer base.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue funding us and to arrange for such a funding at the end of July 2009.  However, such commitment is not in writing, and we cannot rely on our lender to continue to fund us in the future.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Our failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2009.  As previously noted, due to lack of financial resources, in fiscal 2009, we have no full-time bookkeeping or financial reporting personnel and we are attempting to cover this function with temporary consultants and our Chief Executive Officer, who also serves as our principal accounting and financial officer.  As initially reported in fiscal 2005, we already had a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.  This lack of staffing continued throughout fiscal 2008 and, as of the date of this Report, we have fewer employees in our accounting department than we had at the end of our fiscal year, resulting in a further decrease in our ability to segregate duties among our employees.  Management believes the lack of qualified, accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2008 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff with complex financing experience.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

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

PERVASIP CORP.
PART II-OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2009, we issued 40,000 shares of restricted common stock to a company in conjunction with a contractual obligation for investor relation services.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”) to an investor that represented to us that it was an “accredited investor,” as defined in the Act.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held May 13, 2009

(b)
At the annual meeting, the shareholders re-elected Greg M Cooper, Cherian Mathai, Mark Richards, Paul H. Riss and Scott Widham to our board of directors for a one-year term expiring at the 2010 annual meeting of shareholders pursuant to the following vote:

		Votes
Directors	Votes For	Withheld
Greg M. Cooper	19,068,769	374,823
Cherian Mathai	19,069,069	374,623
Mark Richards	18,552,169	891,523
Paul H. Riss	19,058,831,	384,861
Scott Widham	18,568,369	875,323

(c)	At the annual meeting, the shareholders also voted upon the following:

(i)
The shareholders ratified the selection of Nussbaum, Yates, Berg, Klein & Wolpow, LLP as our independent registered public accounting firm for our fiscal year ending November 30, 2009, by a vote of 19,523,049 votes for, 248,959 votes against and 5,418 votes abstaining.

(ii)
The shareholders voted to approve the increase in the number of authorized shares of capital stock to 251,000,000 shares, by a vote of 17,299,286 votes for, 2,379,189 votes against and 98,950 votes abstaining.

(iii)
The shareholders voted to approve a reverse stock split of up to 1 for 10 shares, if the board of directors deems it appropriate, by a vote of 16,257,478 votes for, 3,422,822 votes against and 97,125 votes abstaining.

(iv)	The shareholders did not cast enough affirmative votes to approve our 2009 Equity Incentive Plan, by a vote of 6,102,765 votes for, 555,240 votes against and 2,300 votes abstaining.

(v)	The shareholders did not cast enough affirmative votes to approve our 2007 Contingent Stock Option Plan, by a vote of 6,168,653 votes for, 489,040 votes against and 2,612 votes abstaining.

Item 6.                        Exhibits

Exhibit
Number                                    Description
31.1	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Pervasip Corp.

Date: July 15, 2009	By:	/s/ Paul H. Riss
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