Form 10-Q
period 2009-08-31
PERVASIP CORP
filed 2009-10-20
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended August 31, 2009.

[      ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from __________to__________.

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 27,888,379 shares of common stock, par value $.10 per share, as of September 30, 2009.

PART 1. FINANCIAL INFORMATION

Item 1.                      Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	Aug. 31, 2009	Nov. 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,878	$130,338
Restricted cash	963	7,085
Accounts receivable, net	317,922	205,294
Prepaid expenses and other current assets	33,953	459,511
Total current assets	481,716	802,228

Property, plant and equipment, net	542,734	610,606
Deferred finance costs, net	323,522	547,940
Other assets	189,915	192,659
Total assets	$1,537,887	$2,153,433

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$90,257	$93,549
Accounts payable and accrued expenses	2,587,057	2,083,182
Total current liabilities	2,677,314	2,176,731

Long-term debt and capital lease obligations, less current maturities	6,557,002	4,341,369
Accrued pension obligation	886,332	882,332
Warrant liabilities	4,395,558	5,621,070
Total liabilities	14,516,206	13,021,502

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $. 10 par value; 250,000,000 shares authorized, 27,488,379 and 26,026,172 shares issued and outstanding in 2009 and 2008	2,748,838	2,602,617
Capital in excess of par value	28,564,501	28,461,538
Deficit	(44,293,648)	(41,929,608)
Accumulated other comprehensive income and (loss)	1,990	(2,616)
Total stockholders’ equity deficiency	(12,978,319)	(10,868,069)
Total liabilities and stockholders’ equity deficiency	$1,537,887	$2,153,433

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	Aug. 31, 2009	Aug. 31, 2008	Aug. 31, 2009	Aug. 31, 2008

Revenues	$1,697,991	$1,522,056	$539,081	$456,704
Costs and expenses:
Costs of services	1,352,026	1,467,756	420,182	399,320
Selling, general and administrative	1,560,234	2,259,771	418,543	837,377
Stock-based compensation expense	401,168	208,867	144,699	145,150
Depreciation and amortization	415,177	382,819	139,208	136,101
Total costs and expenses	3,728,605	4,319,213	1,122,632	1,517,948

Loss from operations	(2,030,614)	(2,797,157)	(583,551)	(1,061,244)

Other income (expense):
Interest expense	(1,970,263)	(661,878)	(857,546)	(197,315)
Interest and other income	2,374	14,705	268	2,304
Change in warrant valuation	1,634,463	(1,311,341)	2,272,201	780,776
Total other income (expense)	(333,426)	(1,958,514)	1,414,923	585,765

Net income (loss)	(2,364,040)	(4,755,671)	831,372	(475,479)

Other comprehensive income (loss) –
Foreign currency translation adjustment	4,606	-	(563)	-
Unrealized loss on marketable securities	-	(24,500)	-	(500)

Comprehensive income (loss)	$(2,359,434)	$(4,780,171)	$830,809	$(475,979)

Basic earnings (loss) per share:	$(0.09)	$(0.18)	$0.03	$(0.02)
Diluted earnings (loss) per share:	$(0.09)	$(0.18)	$0.01	$(0.02)

Shares used in per share computation
Basic	26,468,224	25,881,385	26,821,575	25,972,740
Diluted	26,468,224	25,881,385	122,061,047	25,972,740

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	Aug. 31, 2009	Aug. 31, 2008

Net cash used in operating activities:	$(1,063,793)	$(2,518,502)

Cash flows from investing activities:
Purchase of property and equipment	(122,747)	(89,292)

Cash flows from financing activities:
Repayment of long-term debt	(6,428)	(28,961)
Debt issue costs paid	-	(71,500)
Proceeds from exercise of options	129,910	3,000
Inflow from restricted cash	1,061,598	2,628,460
Net cash provided by financing activities	1,185,080	2,530,999

Decrease in cash and cash equivalents	(1,460)	(76,795)
Cash and cash equivalents at beginning of period	130,338	132,078
Cash and cash equivalents at the end of period	$128,878	$55,283

See notes to the condensed consolidated financial statements.

PERVASIP CORP.
Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month or three-month periods ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ended November 30, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended November 30, 2008.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, we have sustained substantial losses from continuing operations in recent years and we have negative working capital and a stockholders’ equity deficiency.  In addition, we are experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations.  We expect our operating losses and cash deficits to continue through fiscal 2009 and for at least the first two quarters of fiscal 2010.

Based on our current business plans, we are seeking additional financing from our principal lender to fund our operating losses, capital expenditures, lease and debt payments and working capital requirements for the next several months.  We need to raise additional cash through some combination of borrowings, sales of equity or debt securities or sales of assets to enable us to meet our cash requirements.

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

Our plans include (1) seeking additional financing to cover our operating deficit, (2) continuing to grow our operations as a voice-over Internet Protocol (“VoIP”) carrier and (3) increasing our sales to existing wholesale customers, especially for running our VoIP service on a mobile phone, where we have one customer who is projecting significant revenue growth for us.

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

Note 3 – Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 establishes (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements. The Company evaluated subsequent events through October 20, 2009, the date that the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

Note 4-Major Customers

During the nine-month and three-month periods ended August 31, 2009, one customer accounted for approximately 36% and 37%, respectively, of our revenues.  During the nine-month and three-month periods ended August 31, 2008, one customer accounted for approximately 30% and 39%, respectively, of our revenues and a second customer accounted for approximately 19% and 0%, respectively, of our revenues.  At August 31, 2009 and November 30, 2008, monies owed to us from our major customer accounted for 21% and 32%, respectively, of our total accounts receivable balances.

Note 5-Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.

Approximately 176,447,000 and 142,130,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of diluted net earnings (loss) per share for the nine-month periods ended August 31, 2009 and 2008, respectively, because the effect would be anti-dilutive.  Approximately 15,216,000 and 142,130,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of diluted net earnings (loss) per share for the three-month periods ended August 31, 2009 and 2008, respectively, because the effect would be anti-dilutive.

Note 6-Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network to take advantage of the network cost savings that are inherent in an IP network, in comparison to the traditional circuit-switched telephone networks.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

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

Note 7-Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment”.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock. (See Note 13).  For the nine-month periods ended August 31, 2009 and 2008, we recorded approximately $401,000 and $209,000, respectively, in stock-based compensation expense.  For the three-month periods ended August 31, 2009 and 2008, we recorded approximately $145,000 in stock-based compensation expense.  For the nine-month periods ended August 31, 2009 and 2008, approximately $263,000 and $128,000 of the expense related to grants made to consultants.  For the three-month periods ended August 31, 2009 and 2008, approximately $58,000 and $113,000 of the stock option expense related to grants to consultants.   As of August 31, 2009, there was approximately $33,000 of unrecognized stock-compensation expense for previously-granted options and restricted stock that will be expensed in the fourth quarter of fiscal 2009.  As of August 31, 2009, there was approximately $144,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8-Accounts Payable and Accrued Expenses

At August 31, 2009 and November 30, 2008, included in the caption accounts payable and accrued expenses, are liabilities of approximately $796,000 for items in conjunction with transactions related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly and, accordingly, we have not reduced the amount of the liability.  One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and is now in a Chapter 7 liquidation.  We believe the bankruptcy filing further decreases our potential liability to the purchaser.  However, there can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

Note 9-Defined Benefit Plan

We sponsor a defined benefit plan covering a number of former employees.  Our funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulations to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred.  Contributions are intended to provide not only for benefits attributable to service to date, but also for those expected in the future.

For the nine-month periods ended August 31, 2009 and 2008, we recorded pension expense of $36,000 and $161,000, respectively.  For the three-month periods ended August 31, 2009 and 2008, we recorded pension expense of $12,000 and $62,000, respectively. In the third quarters of fiscal 2009 and 2008, we contributed approximately $6,000 and $20,000, respectively, to our defined benefit plan.  The expected long-term rate on plan assets is 8%.

We also sponsor a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for the employees to make voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  No contribution was made for the nine and three-month periods ended August 31, 2009 and 2008.

Note 10 – Principal Financing Arrangements

We have executed seven material financing agreements with our principal lender and its affiliates.  The first financing was repaid in full in connection with the sale of two subsidiaries, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment of the remaining principal and interest when the note is due on September 30, 2010.  We have not made the principal payment due on October 1, 2009 but our lender has notified us on October 20, 2009 that they do not consider us in default. The Company is in jeopardy of being in default at any time in the future, at our lender’s discretion.  The second, third and fifth financings are also due on September 30, 2010, and there are no principal payments required to be made until the notes mature.  Interest on the fifth financing is set at 20%. The interest rate on our fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum, and was 9.75% per annum at August 31, 2009.  Interest on the second and third notes is set at prime plus 2% per annum, or 5.25% per annum at August 31, 2009.  In conjunction with the fifth financing, all interest payments for the next twelve months are accrued and added to the principal balances of the notes.  Cash interest payments were to begin again on a monthly basis commencing in June 2009, but have been deferred on a month-to-month basis.  We remain dependent on our principal lender and its affiliates to fund our cash needs and we have no assurances that they will continue to fund such needs.

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

On February 18, 2009, we consummated a private placement (the “February 2009 Financing”) pursuant to which we issued to two affiliates of our lender secured term notes in the aggregate principal amount of $600,000 and common stock purchase warrants that entitle the affiliates to purchase in the aggregate up to 26,500,000 shares of our common stock.

Proceeds of the February 2009 Financing were deposited in a restricted cash account and were released to us to pay operating expenses upon our request and in the sole discretion of our principal lender, similar to the arrangement we have had with our lender with prior financings.  Absent earlier prepayment with no prepayment premium payable by us, the loan matures on September 28, 2010.  Interest will accrue on the unpaid principal on the notes issued in the February 2009 Financing at a rate equal to twenty percent (20%) per annum calculated on the basis of a 360-day year.  Interest accruing at the rate of fifteen percent (15%) per annum will be payable monthly in arrears, on the first business day of each calendar month through and including the maturity date.  Interest accruing at the rate of five percent (5%) per annum will be accrued and added to the principal balances of the notes issued in the February 2009 Financing.  Principal payments are due and payable on the maturity date.  Beginning in May 2009, we have not made cash interest payments on any of the loans, as our primary lender has instead increased our loan payable balances by the interest expense that was not paid in cash.

To secure the payment of all obligations to our lenders, including under any warrants, we entered into a master security agreement that assigns and grants to an agent for the lenders a continuing security interest and first lien on all of our assets, including the assets of our subsidiaries.

Note 11-Income Taxes

At November 30, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $30,000,000 that expire in the years 2009 through 2028.  We have provided an allowance for the full value of the related deferred tax asset since in our judgment it is more likely than not that any such benefit will not be realized.

Note 12 – Related Party Transactions

In connection with our internal software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the nine-month periods ended August 31, 2009 and 2008, of $189,000 and $247,500, respectively.  For the three-month periods ended August 31, 2009 and 2008, we paid fees of $63,000 and $66,000, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $45,000 during the nine-month period ended August 31, 2009, including $15,000 for the three-month period ended August 31, 2009. The funds paid to the Consultant resulted in the capitalization of internal use software costs and equipment of $60,000 in the nine-month and $30,000 for the three-month periods ended August 31, 2009,  $55,000 in the nine-month period ended August 31, 2008 and no capitalization in the three-month period ended August 31, 2008.  The remaining fees for the nine-month periods ended August 31, 2009 and 2008 of $129,000 and $192,500, respectively, were deemed to be operating costs.  The amount of operating costs for the three-month periods ended August 31, 2009 and 2008 was $33,000 and $66,000, respectively.

Included in our accounts payable and accrued expenses at August 31, 2009 is a liability to our Chief Executive Officer of $132,031 for unpaid salary and expenses.

Note 13 – Equity

On June 15, 2008 we contracted with Nationwide Solutions, Inc. (“Nationwide”) to perform consulting, financing and acquisition services.  In addition to a monthly cash fee, Nationwide was granted warrants to purchase up to 2 million shares of our common stock. The warrants were exercisable through April 30, 2012 at a price of $0.25 per share.  At the date of issuance, we valued the warrants at $243,000 using the Black-Scholes method with an interest rate of 2.29%, volatility of 165%, zero dividends and expected term of 3.8 years.  We were amortizing the consulting expense over the life of the contact, and recorded an expense of $28,699 in fiscal 2008.  The remaining value of $214,301 was recorded as a prepaid expense at November 30, 2008.  Effective February 20, 2009, by mutual agreement, the consulting agreement with Nationwide was terminated and Nationwide surrendered the warrants to us, resulting in a reduction in prepaid expenses and equity of the remaining book balance of the warrants at such date of $200,209.

In December 2008, we issued 300,000 shares of common stock to a company in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $0.27 a share, or $81,000, on the date a one-year services contract was signed, which was amortized over the one-year period.

On May 27, 2009, we issued 40,000 shares of restricted common stock to a company in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $0.235 a share, or $9,400, on the date that services began and was amortized over a one-month period.

During the second quarter of fiscal 2009, a board member exercised options to purchase 25,000 shares of stock by surrendering free-trading shares of our common stock to pay for the exercise price of such options, resulting in a net issuance of 11,207 shares of common stock. During the third quarter of fiscal 2009, option and warrant exercises resulted in the issuance of 1,111,000 shares of common stock.

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

We believe the U.S. is in the early stages of a smartphone revolution.  A smartphone is a mobile telephone offering advanced capabilities, including PC-like functionality.  The growth in demand for smartphones with powerful processors, plentiful memory, open operating systems, sizeable video screens, and the ability to tether the smartphone to an even larger PC or television screen, has outpaced the sales growth of mobile phones.  The smartphone revolution is a significant component of an even larger mobile Internet revolution.  We believe we can participate and benefit from the mobile Internet revolution by providing our Mobile VoIP service to smartphone users.

Our Mobile VoIP telephone service runs over a high-speed wireless Internet service that is provided by a subsidiary of Unified Technologies Group, Inc. (“UTGI”), a diversified technology company. UTGI utilizes the Global System for Mobile (“GSM”) communications standard for the transmission of Mobile VoIP calls.  GSM is the most popular standard for mobile phones in the world, with more than 3 billion users in more than 200 countries and territories.  According to UTGI, it will have access to the data side of the GSM network in approximately 130 countries, and usage of the product will not generate roaming charges to end-users who travel to any of those countries, as the entire call stays on the UTGI data network.   UTGI believes it will be able to provide a high-quality call to hundreds of thousands of customers because it uses its own virtual private network over the GSM network to provide the high-speed Internet access to a smartphone.  By placing software on a smartphone to create a dynamic virtual stabilized network, UTGI intends to ensure the highest level of quality by enhancing the call with services such as bandwidth limitation correction, compression, sampling, jitter correction, echo cancellation and buffering.  When the consumer uses a smartphone to make a Mobile VoIP telephone call, the entire operation is intended to be seamless to the smartphone user, who receives no indication that the call is a VoIP call.

Initially, UTGI is supporting certain Windows Mobile smartphones, such as the HTC Touch Pro 2 smartphone.  UTGI has announced that its distributors and sales agents will offer to consumers a monthly prepaid smartphone service that includes unlimited voice, data and text messaging service for a price of approximately $80 a month, including taxes.  UTGI can offer pricing that is significantly lower than unlimited plans offered by incumbent cell phone carriers because UTGI currently has lower variable and fixed costs than the incumbent carriers.  When a UTGI customer uses a smartphone, such as the Touch Pro 2, to make a phone call, an underlying incumbent carrier still carries the Mobile VoIP call from the smartphone to the cell tower, but the remainder of the call is carried over the Internet by UTGI to our VoIP switch, and we complete the call.  All the traffic is carried through data packets instead of voice traffic on the expensive circuit-based GSM voice network and, consequently, UTGI has low variable costs with each call made.  UTGI also has low fixed costs because it has not had to invest billions of dollars in a wireless telephone network as was done by each of the four largest mobile phone carriers.  Instead, UTGI uses the World Wide Web to carry its data services, which include telephone calls, video downloads, email, text messages and Internet access.  UTGI was not required to spend billions of dollars in building its plant, equipment and transport facilities because the World Wide Web already exists.  We believe this transition of mobile telephone calls to the World Wide Web will be a significant change in the cost structure of mobile telephony and will drive down monthly service fees for the consumer.

UTGI has made public statements regarding its proposed launch and the availability of its product, which utilizes our VoIP services, but it has not yet made its product available for sale to the general public.  We do not control the timing of the marketing, the marketing dollars or any of the decisions regarding the marketing and sale of the UTGI service.  Furthermore, UTGI has announced it has adopted a strategy of letting other entities sell its mobile phone services to the end-user. Consequently, UTGI’s customers will be the entities that plan and control the sales and marketing activities of the UTGI product. UTGI has advised us that is has signed distributor agreements with several entities and that each entity is entitled to market the UTGI services as it sees fit in its given territory.  As a result, it is contemplated that the distributor will make the sale of the smartphone and the service plan, the broadband service will be provided by UTGI and we will provide the voice-over-Internet service.  For each subscriber that is signed up by a UTGI distributor, we will receive revenue for the monthly voice-over-Internet service.  UTGI also has contracted with us to provide the VoIP billing and customer service at a price of $2 per month per line.

UTGI has in the past made announcements regarding the timing of the public launch of its product and services that UTGI has failed to meet.  There can be no assurance that UTGI will be successful in the launch of its products or services, of the timing of such launch, that UTGI’s products and services will provide the high-quality telephony experience that consumers expect and demand or that consumers will ultimately accept and acquire such products and services in the marketplace.

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

Furthermore, our strategy is to grow rapidly by leveraging the capital, customer base and marketing strength of companies that sell broadband services, such as UTGI, which sells a broadband service over GSM cell phone networks.  Many of our targeted wholesale customers and some of our existing wholesale customers have significant financial resources to market a private-labeled IP telephone services to their existing customer base or to new customers.  We believe our strength is our technology-based platform.  In providing our technology on a wholesale basis, our goal is to obtain and manage 500,000 individual end-users, or lines in service, by leveraging the sales, marketing, financial and other resources of our wholesale customers.  Our strategy is to focus on the Mobile VoIP product as a driving force to accelerate our efforts to reach the level of 500,000 lines in service. We believe UTGI will become our largest wholesale customer over the next 12 months, as UTGI has represented to us that it has commitments from cell phone distributors to purchase several hundred thousand Mobile VoIP lines within 12 months after the distributors are allowed to sell the Mobile VoIP product.

Nine  Months Ended August 31, 2009 vs. Nine Months Ended August 31, 2008

Our revenue for the nine-month period ended August 31, 2009 increased by approximately $176,000, or approximately 12%, to approximately $1,698,000 as compared to approximately $1,522,000 reported for the nine-month period ended August 31, 2008.  The increase in our revenues was primarily due to an increase in the number of our wholesale VoIP customers.  We billed 100 wholesale customers in the nine-month period ended August 31, 2009 as compared to 79 wholesale customers in the nine-month period ended August 31, 2008.  We stopped all advertising in fiscal 2009 and we have been working without any sales and marketing staff since February 2009. However, even with the limited resources we have to attract new customers, broadband carriers that are searching for a VoIP product to resell have been finding us via Internet searches, word-of-mouth or other methods.  We continue to receive a significant amount of interest from our existing customers and from other carriers who are eager to sell our Mobile VoIP product that runs on the UTGI network.

For the nine-month period ended August 31, 2009, our gross profit amounted to approximately $346,000, which was an improvement of approximately $292,000 over the gross profit of approximately $54,000 reported in the nine-month period ended August 31, 2008.  Our IP telephony facilities have significant unused capacity and we have therefore only recently been able to generate a positive gross profit on a quarterly basis.  We anticipate we can continue to achieve higher sales volumes to cover fixed costs and to negotiate lower variable costs with vendors, so we believe our gross profit and gross profit percentage should continue to increase.

Selling, general and administrative expenses decreased by approximately $700,000, or approximately 31%, to approximately $1,560,000 for the nine-month period ended August 31, 2009 from approximately $2,260,000 reported in the same prior-year fiscal period.  We made significant reductions to our salary and consulting expense, which accounted for approximately $424,000 of the decrease.  We also decreased marketing expense in the nine-month period ended August 31, 2009 by approximately $209,000, as compared to the nine-month period ended August 31, 2008.    We anticipate that we will be able to hold down our salary expense until we need to hire more personnel in conjunction with the growth of our Mobile VoIP product.  We have no short-term plans to increase our marketing expense.

Stock-based compensation expense, which is a non-cash item, increased by approximately $192,000, or approximately 92%, to approximately $401,000 for the nine-month period ended August 31, 2009 from approximately $209,000 reported in the same prior-year fiscal period.  This expense varies from period-to-period depending upon the number of option grants, the vesting period of such grants and the valuation of the grants.

Depreciation and amortization expense increased by approximately $32,000 for the nine- months ended August 31, 2009 to approximately $415,000 as compared to approximately $383,000 for the same period in fiscal 2008.  The increase was a result of slightly higher depreciation expense due to software and equipment additions and slightly higher amortization due to additions to deferred finance costs associated with recent financings.

Interest expense increased by approximately $1,308,000, or approximately 198%, to approximately $1,970,000 for the nine-months ended August 31, 2009 as compared to approximately $662,000 for the nine-months ended August 31, 2008.  The increase was due to additional borrowings in the aggregate amount of $3.1 million in May, October and December 2008, and in February 2009, and higher interest expense and accretion of debt discounts associated with such borrowings.

The mark-to-market adjustment to our warrant liability resulted in warrant income for the nine-month period ended August 31, 2009 of approximately $1,634,000, which was due to the decrease in the market value of our common stock from November 30, 2008 to August 31, 2009. During the comparable period of fiscal 2008, we recorded warrant expense of approximately $1,311,000, which resulted from an increase in the price of our common stock at August 31, 2008, as compared to the value at November 30, 2007.  We anticipate that our warrant income or expense will continue to fluctuate in future fiscal periods as the price of our common stock in the market continues to fluctuate.

Three Months Ended August 31, 2009 vs. Three Months Ended August 31, 2008

Our revenue for the three-month period ended August 31, 2009 increased by approximately $82,000, or approximately 18%, to approximately $539,000 as compared to approximately $457,000 reported for the three-month period ended August 31, 2008.  The increase in our revenues was primarily due to an increase in the number of wholesale VoIP customers.    We billed 88 wholesale customers during the three-months ended August 31, 2009 as compared to 74 customers during the three-months ended August 31, 2008.

For the three-month period ended August 31, 2009, our gross profit amounted to approximately $119,000, which was an improvement of approximately $62,000 over the gross profit of approximately $57,000 reported in the three-month period ended August 31, 2008.  Our IP telephony facilities have significant unused capacity and we have only recently been able to generate a positive gross profit on a quarterly basis.  As discussed above, we anticipate we can continue to achieve higher sales volumes to cover fixed costs, and to negotiate lower variable costs with vendors, to improve our gross profit and gross profit percentage.  We have identified new carriers and routes and we are beginning to incur lower domestic termination costs.

Selling, general and administrative expenses decreased by approximately $418,000, or approximately 50%, to approximately $419,000 for the three-month period ended August 31, 2009 from approximately $837,000 reported in the same prior-year fiscal period. Reduction in personnel and consulting costs accounted for the majority of the decrease.  We made significant reductions to our salary and consulting expense during February 2009 by eliminating two consulting firms and our sales and marketing personnel and reducing the amount of office space we rent.  Consequently, beginning in March 2009, our costs were substantially lower.  The reduction in the quarter ended August 31, 2009 for salary and consulting expense, as compared to the quarter ended August 31, 2008, was approximately $283,000.  We also decreased our marketing and travel expense by approximately $64,000 in the quarter ended August 31, 2009, as compared to the quarter ended August 31, 2008.

Stock-based compensation expense, which is a non-cash item, amounted to approximately $145,000 for the three-month periods ended August 31, 2009 and 2008.

Depreciation and amortization expense increased by approximately $3,000 for the three- months ended August 31, 2009 to approximately $139,000 as compared to approximately $136,000 for the same period in fiscal 2008.  The increase was a result of slightly higher depreciation expense due to software and equipment additions and slightly higher amortization due to additions to deferred finance costs associated with recent financings.

Interest expense increased by approximately $660,000 to approximately $858,000 for the three-months ended August 31, 2009 as compared to approximately $197,000 for the three-months ended May 31, 2008.  The increase was due to the additional borrowings discussed above and accretion of debt discounts.

The mark-to-market adjustment to our warrant liability resulted in warrant income for the three-month period ended August 31, 2009 of approximately $2,272,000, which was due to the decrease in the market value of our common stock from June 1, 2009 to August 31, 2009. During the comparable period of fiscal 2008, we recorded warrant income of approximately $781,000, which resulted from a decrease in the price of our common stock from June 1, 2008 to August 31, 2008.  We anticipate that our warrant income or expense will continue to fluctuate in future fiscal periods as the price of our common stock in the market continues to fluctuate.

Liquidity and Capital Resources

At August 31, 2009, we had cash and cash equivalents of approximately $129,000 and negative working capital of approximately $2,196,000.

Net cash used in operating activities aggregated approximately $1,064,000 and $2,519,000 in the nine-month periods ended August 31, 2009 and August 31, 2008, respectively.  The principal use of cash in the fiscal 2009 was a net loss of approximately $2,364,000, which included mark-to-market warrant income of approximately $1,634,000 and amortization of debt discount of approximately $1,510,000.  The principal uses of cash in the fiscal year ended August 31, 2008 was a net loss of approximately $4,756,000, which included a non-cash mark-to-market warrant adjustment charge of approximately $1,311,000.

Net cash used in investing activities in the nine-month periods ended August 31, 2009 and 2008 aggregated approximately $123,000 and $89,000, respectively, resulting primarily from expenditures related to enhancements to our IP telephony software.

Net cash provided by financing activities aggregated approximately $1,185,000 and $2,531,000 in the nine-month periods ended August 31, 2009 and August 31, 2008, respectively. In fiscal year 2009, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with financings on October 15, 2008 and February 18, 2009. In the 2008 period, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with financings on September 28, 2007 and May 28, 2008.

For the nine-month period ended August 31, 2009, we had capital expenditures of approximately $123,000. We expect to make additional capital expenditures of approximately $50,000 to $100,000 in the last quarter of fiscal year 2009; however such purchases will be dependent on our growth and the availability of cash or equipment financing.  We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support our Mobile VoIP customer.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the past three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth.  The audit report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2008 contained a paragraph expressing doubt about our ability to continue as a going concern.  Our operating losses have been funded through the sale of non-operating assets, the issuance of equity securities and borrowings, including borrowings from our primary lender on nine separate occasions over the past four years.  We continually evaluate our cash needs and growth opportunities and we believe we will require additional equity or debt financing immediately in order to achieve our overall business objectives. We believe we will be generating positive cash flow from operations when we add 10,000 Mobile VoIP lines to our current customer base.  Although we are not yet profitable and we are not generating cash from operations, our lender has been very cooperative with us in deferring all monthly interest payments as they come due, and has lent us a small amount of funds in October 2009 to cover a portion of our negative cash flow from operations.  Our lender has been strongly encouraging us to find other sources of capital to fund our negative cash flow and our growth, and we have been successful in obtaining small amounts of equity to cover the monthly cash shortfall needed to pay our carriers and employees.  Furthermore, we have not made any cash payments to our Chief Executive Officer for salary expense since February 2009 and beginning in September 2009 our Chief Information Officer is taking only 33% of his salary in cash payments.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Our failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.  See Note 2 to our condensed consolidated financial statements for additional discussion of our ability to meet our financial obligations and to continue as a going concern.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2009.  As previously noted, due to lack of financial resources, in fiscal 2009, we have no full-time bookkeeping or financial reporting personnel and our Chief Executive Officer, who also serves as our principal accounting and financial officer is performing all of our bookkeeping and financial reporting duties with the assistance of temporary consultants.  As initially reported in fiscal 2005, we have had a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial transactions.  This lack of staffing continued throughout fiscal 2009 and, as of the date of this Report, we have no full-time employees in our accounting department, resulting in a further decrease in our ability to segregate duties among our employees.  Management believes the lack of qualified, accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2008 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to address our need to hire full-time dedicated financial accounting and reporting employees and to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud.  Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

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

Pervasip Corp.

Date: October 20, 2009	By:	/s/ Paul H. Riss
Paul H. Riss Chief Executive Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)