Form 10-K
period 2009-11-30
PERVASIP CORP
filed 2010-03-15
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009

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
Common Stock, par value $.10 per share

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes __ No X

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No __

Check whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shortest time that the registrant was required to submit and post such files).    Yes __ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer         Accelerated filer          Non-accelerated filer           Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes __ No X

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock as of May 31, 2009 was approximately $6,218,000.

The number of shares outstanding of the registrant’s classes of common stock, as of February 28, 2010, was 30,358,519.

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

Special Note Regarding Forward Looking Statements

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	The availability of additional funds to successfully pursue our business plan;
•	The cooperation of our lender who has waived non-payment defaults on a monthly basis and has not accelerated our debt;
•	The cooperation of industry service partners that have signed agreements with us;
•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
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

PART I

In this Annual Report on Form 10-K, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us” and “our.”

Item 1. – Business

Overview

We are a provider of local, long distance, and international voice telephone services.  We provide these services using a proprietary Linux-based, open-source softswitch, which utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our IP telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology also works efficiently over mobile phone networks.  In lieu of routing a call from a mobile phone over the voice side of a mobile phone network, we route the call over the data side of the network.  The data side of the mobile phone network is simply another avenue upon which we can run our IP telephony services.  It is a low-cost method of delivering telephone service. We believe it will attract a significant number of subscribers to our service from the large and expensive mobile phone carriers.  We refer to our use of the data-side of mobile phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).

We believe that Mobile VoIP, a wireless telephone service, will demonstrate rapid growth.  We utilize the Global System for Mobile communications (“GSM”) standard for Mobile VoIP calls.  GSM is the most popular standard for mobile phones in the world, with 4.3 billion users, in more than 200 countries and territories.  We operate our Mobile VoIP on two different smart phones, the Linux-based Nokia N900 and the Windows Mobile-based HTC Touch Pro 2.  We are a Linux based software company and prefer operating on Linux-based devices, however, we plan to run over multiple smart phones, by developing a downloadable application for the Android mobile operating system and for the BlackBerry line of wireless mobile devices.  When we operate our Mobile VoIP over a non-Linux smart phone, we license a software program from a third party.  The program is loaded on the smart phone and it instructs the phone to send a radio wave to the data side of the cell phone network when a call is dialed, instead of sending a signal to the voice side of the cell phone network.  When the consumer makes a Mobile VoIP telephone call, the entire operation is seamless to the cell phone user, who receives no indication that the call is a VoIP call.  We also sell our VoIP as an application that can be downloaded to a smart phone that is already in use.

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

Our CLEC operations always leased circuit-switched network elements from other carriers in order to provide wireline services to customers.  Although we entered the telephone business in 1998 by leasing wirelines, it was always our intention to use that platform as a stepping-stone on our way to becoming an IP telephone company.  Consequently, we sold our wireline business during fiscal 2007.  In conjunction with this sale and the shift of our focus to IP telephony, in December 2007, we changed our name to Pervasip Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” and our intention is to be known as a pervasive IP company with a ubiquitous global presence.

In 2004, we incorporated VoX Communications Corp. (“VoX”) as our wholly-owned IP subsidiary to pursue the deployment of our own IP network for IP telephony services. In addition to the general cost advantages of IP telephone service, we believe IP communication technologies will continue to advance rapidly and will further the potential for the Internet to become the preferred medium of communication and commerce.  Consequently, since fiscal 2006, we expended a vast amount of our resources on the planning, development and implementation of our IP network.

 Although we allow individual users to purchase our digital voice service on the VoX website at www.voxcorp.net, we focused our efforts on becoming a wholesale provider of digital voice services.  As a wholesaler, we enable broadband service providers to sell a voice product to their existing customers before a retail VoIP company approaches the broadband customer with its voice product.  This wholesale model contains many cost advantages for us, especially with regard to customer acquisition costs.  Companies that sell digital voice services on a retail level typically experience significant customer acquisition costs because of the high marketing expenses and special promotions they use to attract an end-user who already has broadband service.  We do not incur the expense of retail customer acquisitions, as these costs are borne by our wholesale customers.  Our wholesale customers, however, often can attract retail customers in a more cost-effective manner than we can because the wholesale customer already has a customer base of end-users who are utilizing broadband services.

With the launching of our Mobile VoIP product, we anticipate we will change our focus to the retail smart phone consumer.  This consumer could be a customer of VoX, or it could be a person who bought a phone and phone service under a different name, but VoX is providing the service.  For example, we have provided an HTC smart phone with our Mobile VoIP service to Best Buy Corp., which has expressed an interest in selling a smart phone that it makes under its own brand name.  We have also shown a smart phone with our Mobile VoIP to the US Military exchange services for military and retired military personnel.  Furthermore, we have developed our Mobile VoIP as an application that can be purchased on our website and downloaded to a Nokia N900 smart phone.

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

Our approach to VoIP does not require expensive network equipment to provide telephony services.  Instead we rely on our proprietary software and a “server cluster” or “server farm” architecture.  Unlike the typical telecom model where one large expensive machine performs almost every task, we have a server farm comprised of a cluster of Dell servers and Cisco routers, where each machine performs a different task and has from one to three backup machines to ensure that services never go down.  By not relying on the equipment and related software of telecom equipment vendors, we are able to control our own destiny and scale without the limitations and delays associated with equipment financing, installation and the integration of new machines and source code updates that equipment vendors impose on VoIP carriers.  Our philosophy is that VoIP is an application and should be treated the same way that companies such as Google, Inc. process their data.  Consequently, data servers and routers are the appropriate vehicle on which to process our VoIP calls.

Our approach to VoIP makes it possible for us to provide VoIP as an application that a consumer can download over the Internet to his or her smart phone.  We believe the U.S. is in the early stages of a smart phone revolution.  A smart phone is a mobile telephone offering advanced capabilities, including PC-like functionality.  The growth in demand for smart phones with powerful processors, plentiful memory, open operating systems, sizeable video screens, and the ability to tether the smartphone to an even larger PC or television screen, has outpaced the sales growth of mobile phones.  We believe the smart phone revolution is a significant component of an even larger mobile Internet revolution.  We believe we can participate and benefit from the mobile Internet revolution by providing our Mobile VoIP service to smart phone users.  We currently provide our Mobile VoIP service on two smart phones: an HTC Touch Pro 2 and a Nokia N900.  These devices allow us to deliver voice, data and video services, or what is known as a “mobile triple-play,” to the consumer.  Just like cable carriers have introduced television, high-speed Internet access and telephone service to landline consumers, we plan to deliver videos (including television stations on some smart phones), high-speed wireless access and voice services to the mobile consumer.   Our high-speed wireless service is not limited to a WiFi-hot spot, but is available on the 3G mobile network or the EDGE network – basically anywhere that a GSM carrier can provide service.

Overall, the market for online content, mobile broadband and mobile devices has experienced significant growth during the past few years.  This growth is expected to continue, with certain sub-segments, including the market for Internet video, expected to contribute significantly to the trend.  Many smart phone users are also heavy data users, and they currently complain that data usage costs are too high.  For example, when iPhone users go over a predetermined monthly limit, they incur excess data usage charges from the service provider, AT&T.   The smart phones and services that we provide run on a national network that allows users to enjoy unlimited data usage.  Consequently, we are selling unlimited data, voice and text messaging for approximately $80 a month, including taxes.  Consumers are even encouraged to tether their smart phone to a laptop or a television screen so that the consumer can watch videos on a screen that is larger than the smart phone screen.  Our voice and data service run over the data portion of the GSM network.  The possibilities of additional services for consumers are endless once we have thousands of consumers on a smart phone, each with a fixed IP address that we know.  For example, a text message, email or recorded call could be sent to a smartphone with GPS functionality to alert the driver of a car that a Starbucks store is just 30 seconds away on the right side of the road.  The mobile triple-play service is especially an important entrée to the consumer because it offers the best price-to-value data and voice service on a smart phone, by utilizing VoIP technology over the GSM network.  Analysts at Gartner Group predict that 50 percent of mobile voice will be VoIP by 2019, and that 30 percent of the mobile voice traffic will be initiated or terminated through third-party mobile portals such as Google, Facebook, MySpace and Yahoo, all of which are anticipated to adopt VoIP service as a part of their basic features.  TMCnet.com notes that the global mobile voice market is currently $692.6 billion in annual revenues to the incumbent carriers.  Almost $350 billion in annual revenues are therefore projected to be moving to Mobile VoIP carriers.  This transfer of mobile voice traffic to Mobile VoIP presents us with a timely opportunity to capture those customers for data downloads of videos, music, games and hundreds of applications

 We believe that the increasing demand for Mobile VoIP services and our approach to providing a mobile triple-play at what is currently the best cost-to-value ratio in the industry presents a compelling reason for us to focus our product development and marketing efforts on Mobile VoIP.  We believe the following areas are important to our business plan:

•
Growth Strategy – We plan to expand in both the wholesale and retail markets.  We have launched our own service on an HTC Touch Pro 2 phone and we sell our VoIP as an application for the Nokia N900 phone.  We are set-up, however, to enable other entities to sell the data and VoIP service on a smart phone under their own name, if they so desire.  These entities can have their own brand name and choose which additional applications they want to offer to their customers.  Currently, we are offering our service in the U.S. and we are testing it in Canada.  We believe it will work in more than 100 countries.

•
Scalability – Unlike many of our competitors, our growth is not limited by the architecture design of our network.  We can expand our network in $100,000 increments by adding or expanding a server farm to support an additional 20,000 new VoIP lines and new applications.  We know of no other VoIP platform that has network equipment costs as low as our cost of $5 per subscriber.

•
Technology Advantage – Our proprietary VoIP technology gives us the ability to offer disruptive leading-edge services and control our product development cycle.  Our ability to quickly test vendor devices on our network, including video softphones, IPTV, WiFi enabled VoIP phones and Mobile VoIP phones, allows us to continuously offer the best and newest products as they become available.  We are not dependent upon one or two device manufacturers, which has resulted in considerable cost savings, greater capacity and flexibility per port, and the ability to provide convergent solutions with new features, services and service creation capabilities in a timely manner.

•
Market Potential – According to GSMworld.com, there were 4.3 billion users of GSM mobile services in the world as of February 28, 2010.  Our Mobile VoIP product runs over the GSM network, and every GSM user is a potential customer for our Mobile VoIP.  The addressable market in our initial launch on a Windows Mobile phone and a Nokia Linux phone is significant enough to create a successful business.

Principal Products and Markets

Our IP telephony offerings are tailored to meet the specific needs of unique wholesale customers and Mobile VoIP users.  We have focused on marketing to wholesale accounts that have an existing customer base of residential and small business users.  We believe we provide compelling product offerings to Cable Operators, Internet Service Providers (“ISPs”), Wireless Internet Service Providers (“WISPs”), CLECs and other broadband service providers, as we enable them to quickly roll out private-labeled broadband voice solutions to their residential and small business customers.  Because of a limited amount of capital that is available to us, we anticipate that in fiscal 2010 we may abandon the above types of wholesale customers and focus almost exclusively on the development of our Mobile VoIP business.  We believe our ability to participate in the mobile Internet revolution will provide the best opportunity for our company to become profitable.

Mobile VoIP – We are negotiating with entities that desire to sell Mobile VoIP or a mobile triple-play.  We believe the basic strategy of these companies is to attract the customer base of the large incumbent mobile phone companies by offering a carrier grade service at significantly reduced prices.  Our Mobile VoIP product has been demonstrated to large retail chains and to the United States military stores.  A large distributor that sells telephone systems to small and medium sized businesses has purchased a Nokia N900 phone from us that utilizes our VoIP and data service to demonstrate our Mobile VoIP product to its corporate accounts.

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

Competition

The communications industry is highly competitive and the market for enhanced Internet and IP communications services is new and rapidly evolving.  We believe the primary competitive factors that will determine our success in the Internet and IP communications market are:

•	Quality of service
•	Responsive customer care services
•	Ability to provide customers with a telephone number in their local calling area
•	Pricing levels and policies
•	Ability to provide E911 and 911 service
•	Bundled service offerings
•	Innovative features
•	Ease of use
•	Accurate billing
•	Brand recognition
•	Quality of analog telephone adapter supported by us and used by our customer

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

Major Customer

We had one customer that accounted for 34% of our revenues in fiscal 2009 and 32% of our revenue in fiscal 2008.  This customer has moved its lines to a larger competitor of ours.  Loss of this account is hurtful to us, as it represented approximately $63,000 in monthly revenues.  We hope to replace this lost revenue by increasing services to existing customers and with the addition of Mobile VoIP customers.

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

The use of the Internet and private IP networks to provide voice communication services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communication services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business.

On March 10, 2004, the FCC initiated a broad rulemaking proceeding concerning the provision of voice and other services and applications utilizing IP technology. The FCC’s generic rulemaking proceeding could result in the FCC determining, for instance, that certain types of Internet telephony should be regulated like landline telecommunications services. Thus, Internet telephony would no longer be exempt from more onerous telecommunications-related regulatory obligations, or other economic regulations typically imposed on traditional telecommunications carriers.

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

On August 6, 2007 and effective November 2007, the FCC adopted an Order concerning the collection of regulatory fees requiring the collection of such fees from interconnected VoIP providers. Interconnected VoIP providers pay regulatory fees based on interstate and international revenues. The Regulatory Fees Order became effective in November 2007.

On November 8, 2007, the FCC released an Order relating to local number portability imposing local number portability and related obligations on interconnected VoIP Providers like us. The Order requires interconnected VoIP providers to contribute to shared numbering administration costs. Additionally, the Order mandates that we port telephone numbers within certain timeframes.  As a result of the steps we have taken, we believe that we comply with the FCC’s order regarding local number portability.

The FCC is considering enhancing proposed reforms of the intercarrier compensation system, which is a set of FCC rules and regulations by which telecommunications carriers compensate each other for the use of their respective networks. These rules and regulations affect the prices we pay to our suppliers for access to the facilities and services that they provide to us, such as termination of calls by our customers onto the public switched telephone network (“PSTN”). In addition, proceedings have been initiated to determine what intercarrier compensation charges should apply to the termination of VoIP traffic. We currently operate under various commercial agreements with carriers who complete calls from our customers to the PSTN.  We cannot predict what, if any, intercarrier compensation regulations the FCC’s order may impose on VoIP providers.

Other action by the FCC has expanded the possibility that our digital voice services may become subject to state regulation, which will likely lead to higher costs and reduce some of the competitive advantage digital voice services hold over traditional telecommunications services.

Some state and local regulatory authorities believe they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. Rulings by the state commissions on the regulatory considerations affecting Internet and IP telephony services could affect our operations and revenues, and we cannot predict whether state commissions will be permitted to regulate the services we offer in the future.

In addition, it is possible that we will be required to collect and remit taxes, fees and surcharges in other states and local jurisdictions for virtual data products, based upon a billing address or phone number of a VoIP customer and such authorities may take the position that we should have collected such taxes, fees and surcharges even though we did not.  If so, they may seek to collect those past taxes, fees and surcharges from us and impose fines, penalties or interest charges on us. Our payment of these past taxes, fees and surcharges, as well as penalties and interest charges, could have a material adverse effect on us.

Employees

As of February 28, 2010, we had 9 employees on a full-time basis.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  In conjunction with a financing on February 18, 2009, our lender required us to eliminate our entire sales force and various other employees.  We continued to operate our business and improve our VoIP product with a small number of employees, but our sales and marketing efforts have been limited.  We plan to operate with a small number of employees until our revenues increase further.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments

Item 2. – Properties

The following table sets forth pertinent facts concerning our office leases at February 28, 2010.

Location	Use	Approximate Square Feet	Annual Rent
75 South Broadway White Plains, NY 10601 12249 Science Drive Orlando, Florida 32826	Office Office	500 1,600	$28,000 $22,000

The lease for our office space in White Plains, New York is renewable every three months.  We maintain up to three employees at this location, and we plan to maintain this location in 2010.  Our lease for our office space in Orlando, Florida is under a sub-lease agreement that expires on October 31, 2010. There is available space in the buildings that we currently occupy that we anticipate renting if we have such need.  We are also aware of other vacant office space if the need arises.

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

Market for Securities

Our common stock currently trades on The OTC Bulletin Board® (“OTCBB”) under the symbol PVSP.  Prior to February 21, 2008 our common stock traded on the OTCBB under the symbol ELEC.  The high and low closing price for each quarterly period of our last two fiscal years are listed below:

	High	Low
Fiscal 2009
1st Quarter	$0.25	$0.07
2nd Quarter	0.37	0.09
3rd Quarter	0.40	0.15
4th Quarter	0.21	0.10

Fiscal 2008
1st Quarter	$0.31	$0.14
2nd Quarter	0.31	0.19
3rd Quarter	0.24	0.12
4th Quarter	0.40	0.14

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  As of February 28, 2010, there were 182 holders of record of our common stock and approximately 2,000 beneficial holders.

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

During the fourth quarter of fiscal 2009, we issued a total of 300,000 shares of common stock to two officers of our Company in lieu cash payments for services rendered.

The following table provides information as of November 30, 2009 with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:

1995 Stock Option Plan(1)	165,000	$0.42	-
1996 Restricted Stock Plan(2)	-		400,000
2007 Equity Incentive Plan(3)	855,000	0.23	1,145,000
Subtotal	1,020,000		1,545,000

Equity compensation plans not approved by security holders:

Employee stock options	1,500,000	0.15	-
2004 Equity Incentive Plan (3)	828,000	0.34	172,000
2007 Contingent Option Plan (4)	7,893,506	0.18	-
2009 Equity Incentive Plan (3)	2,100,000	0.10	1,389,000
Institutional Marketing Services, Inc. (5)	100,000	0.63	-
Investor Relations International (5)	1,500,000	0.67	-
Guilford Securities, Inc. (6)	100,000	0.40	-
Subtotal	14,021,506		1,561,000

Total	15,041,506		3,106,000

(1)	Options are no longer issuable under our 1995 Stock Option Plan.

(2)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(3)	Our 2004, 2007 and 2009 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(4)	The contingent options vest only if three consecutive months of positive cash flow from operations is achieved before their expiration in November 2012.

(5)	Warrants were issued for investor relations services.

(6)	Warrants were issued for consulting services.

Item 6. – Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to page 1 of this Report for additional factors relating to such statements.

Overview

We deliver wholesale voice over IP (“VoIP”) telephone services for the residential and small business markets.  In addition to being a provider of wholesale VoIP telephone services, we are the first VoIP carrier to deploy an unlimited data and voice service plan on a smart phone that runs on a nationwide GSM network in the United States.  We have developed our technology to allow us to sell our VoIP as an application that can be downloaded over the Internet to the Nokia N900 smart phone for $29.95 a month.  We are selling smart phones, at our cost, along with unlimited voice and data services in the United States for only $69.95 a month and the lowest international rates in the mobile phone industry.  Our data service includes unlimited downloads of files, unlike other carriers who advertise unlimited web access, but charge overage fees if more than 5 gigabyte of content is downloaded in one month to the smart phone.  We use a nationwide GSM cell phone network for our VoIP, unlike other VoIP carriers that can only use the limited range of the WiFi network when running on a smart phone.

Cell phone networks provide both voice and data services.  In a traditional cell phone service, we speak over the voice side of the network and we receive email messages and obtain Internet access over the data side of the network.  With our service, the voice transmission runs over the data side of the cell phone networks, and the voice side is not used.  The data side of the cell phone network is simply another avenue upon which we can run our IP telephony services.  However, it is a cost-invasive method of delivering telephone service and it threatens to take away a significant number of subscribers from the large and more expensive cell phone carriers.  We refer to our use of the data side of the cell phone networks as voice-over-IP enabled mobile phone service, or as Mobile VoIP.

We believe our Mobile VoIP product is a significant development in the mobile Internet industry and we plan to continue to use our existing resources to develop this business.  Our access to capital has been limited, and we may abandon our existing wholesale VoIP business in order to further develop and sell our Mobile VoIP services.  We launched our Mobile VoIP in December of 2009, and we plan to have our service working on a variety on mobile devices in 2010.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an analog telephone adapter (“ATA”), we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2009 and 2008.

Customer equipment revenue.  Customer equipment revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment revenue includes the fees we charge our customers for shipping any equipment to them.  Beginning in December 2009 we are selling smart phones to retail customers, and these phones are considered customer equipment.  Unlike the ATA, we charge the customer for the smart phone.

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

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

Our revenues for fiscal 2009 increased by approximately $148,000, or approximately 7%, to approximately $2,242,000 as compared to approximately $2,094,000 reported for fiscal 2008.  The increase in revenues correlates with the increase in the number of wholesale customers using our IP telephony service.  In November 2009, we billed 98 wholesale customers, as compared to 90 in November 2008.  Our revenue will be lower in the first quarter of fiscal 2010 because our largest customer, who accounted for approximately $60,000 a month in revenues, moved its VoIP lines to a larger VoIP carrier.  However, we just launched our Mobile VoIP product on a Nokia N900 phone and we have our monthly service available to new phone purchasers and to existing N900 customers as an application that can be downloaded over the Internet.  We cannot predict yet what future Mobile VoIP revenues will be, but we are encouraged that our low monthly pricing, which includes unlimited voice service and data downloads in the United States will attract a significant number of users.

Our gross profit for fiscal 2009 increased by approximately $396,000 to approximately $505,000 from a gross profit of approximately $109,000 reported in fiscal 2008, while our gross profit percentage of 22.5% in fiscal 2009, as compared to 5.2% in fiscal 2008, increased by 17.3 percentage points.  Higher revenues have improved our gross margins.  With higher revenues, we are able to cover our fixed network costs and buy minutes at a lower cost.  We also implemented more sophisticated least-cost-routing strategies that allowed us to increase our gross margin percentage.

Selling, general and administrative expenses (“SG&A”) decreased by approximately $935,000, or approximately 25%, to approximately $2,809,000 for fiscal 2009 from approximately $3,744,000 reported in the prior year fiscal period.  The decrease is attributable to overhead cuts is salaries, rent and consulting fees that were implemented in February 2009.  We were able to operate the remainder of the year with the reduced SG&A costs and reduce our monthly operating loss.

Bad debt expense increased by approximately $129,000 to approximately $146,000 for fiscal 2009 as compared to approximately $17,000 for the prior fiscal year.  In fiscal 2009, several customers who had been paying their bills on time became delinquent.  After unsuccessful attempts at collecting payments, we blocked these customers from using minutes on our switch, and our ability to collect payments from them were mostly unsuccessful.

A loss of approximately $785,000 due to the impairment of long-lived assets was recorded in fiscal 2009.  No such loss was recorded in fiscal 2008.  We determined that our long-lived assets, consisting of capitalized software, equipment and deferred finance costs no longer had a market value.  Approximately $536,000 of the impairment loss was attributable to fixed assets, and approximately $249,000 was attributable to deferred finance costs.

Depreciation and amortization expense increased by approximately $37,000 to approximately $555,000 for fiscal 2009 as compared to approximately $518,000 for the prior fiscal year.   Deferred financing costs related to the debt financings we completed in November 2005, May 2006, September 2007, May 2008 and October 2008 (See Note 4) decreased by approximately $30,000 and deprecation of our IP telephony platform increased approximately $7,000.

Interest expense increased by approximately $6,246,000 to approximately $7,257,000 for the year ended November 30, 2009 as compared to approximately $1,011,000 for the prior fiscal year.  At November 30, 2008 long-term debt was carried at amortized cost. At November 30, 2009, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender and as such the remaining unamortized debt discount was fully expensed as interest.

For the year ended November 30, 2009, we recorded other income of approximately $6,030,000, which resulted from the change in the market value of the warrants issued to our primary lender (see Note 5).  Based on a number of factors, we determined that the warrants issued to our lender had no market value as of November 30, 2009.  In fiscal 2008, we recorded an expense of approximately $191,000 to reflect the change in the market value of the warrants issued to our lender.

Liquidity and Capital Resources

 At November 30, 2009, we had cash and cash equivalents of approximately $36,000 and negative working capital of approximately $14,380,000 as compared to cash and cash equivalents of approximately $130,000 and negative working capital of approximately $1,375,000 at November 30, 2008.

 Net cash used in operating activities aggregated approximately $1,277,000 and $3,384,000 in fiscal 2009 and 2008, respectively.  The principal use of cash from operating activities in fiscal 2009 was the loss for the year of approximately $5,014,000, which included non-cash gain for a mark-to-market adjustment of warrants of approximately $6,030,000.  These uses of cash were offset in part by an increase in accounts payable and accrued expenses of approximately $608,000, depreciation and amortization expense of approximately 555,000, an impairment loss of approximately $785,000 and amortization of debt discount of approximately $7,194,000. The principal use of cash from operating activities in fiscal 2008 was the loss for the year of approximately $5,382,000, which included non-cash items for a mark-to-market adjustment of warrants of approximately $191,000, depreciation and amortization of approximately 518,000 and amortization of debt discount of approximately $668,000.

Net cash used in investing activities aggregated approximately $181,000 and $83,000 in fiscal 2009 and 2008, respectively.  The principal use of cash from investing activities in fiscal 2009 and 2008 was the purchase of property and equipment.

Net cash provided by financing activities aggregated approximately $1,364,000 and $3,466,000 in fiscal 2009 and 2008, respectively.  The principal source of cash from financing activities in fiscal 2009 and 2008 was a drawdown of approximately $1,166,000 and $3,618,000, respectively, from a restricted cash account that was established from the sale of secured term notes.

In fiscal 2009 and 2008, we spent approximately $181,000 and $83,000, respectively, on capital expenditures, primarily for software, servers and routers related to our IP network. While we believe we also will make capital expenditures for our IP platform in fiscal 2010, primarily for programmers who are creating VoIP applications to download to mobile phones, we are not able to quantify our projected  expenditures because the amount we spend will be dependent upon our cash resources during fiscal 2010, which cannot be estimated at this time and will be dependent on our ability to raise additional equity capital in the capital markets.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on eight separate occasions over the past four years.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue to be cooperative with us, although it cannot provide us with any additional funding.  Our lender, up to this point in time, has been deferring payments of interest and principal on a monthly basis and has not accelerated any indebtedness.  We need immediate funding in order to continue our business operations.  On February 11, 2010, in order to help us attract additional capital, we signed a warrant cancellation agreement with our lender that cancels warrants to purchase 25 million shares of common stock for each $50,000 in new equity or all the warrants held by our lender if we raise $300,000 in new equity from a specified investment group.  We are working with a small group of investors to raise money so that the outstanding warrants can be canceled.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

New Accounting Standards

The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are incorporated herein by reference thereto.

Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  The most significant estimates include:

*	revenue recognition and estimating allowance for doubtful accounts;
*	valuation of long-lived assets;
*	valuation of warrant liability;
*	income tax valuation allowance; and
*	valuation of debt discount.

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

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal 2009 we recognized an impairment loss as we concluded the carrying amount of internally developed capitalized software was not recoverable.  We also deemed the remaining book value of deferred finance costs to be impaired. No impairment losses were recognized in fiscal 2008.

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

Share-Based Payment

We account for our stock-based compensation under the FASB authoritative guidance. Equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period.  We calculate the fair value of our employee stock options and non-employee options and warrants using the Black-Scholes option pricing model.  Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.  Compensation expense for contingent stock option awards is recognized when it is probable that the contingent event will occur.

Item 7A.  Quanitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8. – Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements required by this Item are included herein, commencing on page F-1.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Under the supervision and with the participation of our chief executive officer/chief financial officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. During the course of this assessment, management identified material weaknesses relating primarily to:

•	segregation of duties
•	recording complex financial transactions, primarily in the analysis and calculation of debt financings and the issuance of warrants and options
•	performance of a timely and accurate year-end closing process

We have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial and taxation transactions.  This lack of staffing continued throughout fiscal 2009 and as of the date of this report.  Management believes the lack of qualified, accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2009 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

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

Item 9B. Other Information.

         None.

PART III

Item 10. – Directors, Executive Officers and Corporate Governance.

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships. Each director is elected for a one-year term. Set forth below are the name, age and the positions and offices held by each of our current directors, his principal occupation and business experience during at least the past five years and the names of other publicly-held companies of which he serves as a director.

The following table sets forth certain information regarding our directors as of February, 28,  2010.  All of the following individuals currently serve as directors of our company.

Name	Age	Principal Occupation for Past Five Years and Current Public Directorships or Trusteeships

Paul H. Riss	54	Director since 1995; Chairman of our board of directors since March 2005; our Chief Executive Officer since August 1999 and our Chief Financial Officer and Treasurer since November 1996.
Greg M Cooper	50
Director since April 2004; partner for more than five years of Cooper, Niemann & Co., CPAs, LLP, certified public accountants; member of the board of directors of Mid Hudson Cooperative Insurance Company in Montgomery, New York, a privately-held insurance company.

Mark Richards	50	Director since January 2008; Chief Information Officer of VoX Communications Corp., our wholly owned subsidiary, since October 2004.
Cherian Mathai	53
Director since March 2008; President of Sophia Associates Inc., a management consulting and advisory firm since 2007; Co-founded and served as Chief Operating Officer of Tralliance Corporation, the registry for .travel Internet Top Level Domain from January 2002 to June 2007.

Scott Widham	52
Director since March 2008;  Principal in CAS, LLC, a technology and telecom consulting company since 2007;  President – Sales and Marketing, President – Corporate Development and Co-CEO of Broadwing Corporation, a voice, data and video service provider from 2001 to 2007;  Serves on the board of directors of Priva Technologies, Stages and Game Rail.

Mr. Riss and Mr. Richards serve as our named executive officers or key employees.

Board Meetings and Committees; Management Matters

Our amended and restated certificate of incorporation provides that the number of members of our Board of Directors shall be not less than three and not more than five. There are currently five directors on the Board. At each annual meeting of stockholders, directors are elected to hold office for a term of one year and until their respective successors are elected and qualified.

Our board of directors held nine meetings during the fiscal year ended November 30, 2009.  During fiscal 2009, each director attended at least 75% of the board of directors and committee meetings of which he was a member during such time as he served as a director.

Four of the members of our board of directors at the time of the 2009 annual meeting of shareholders were in attendance at the 2009 annual meeting of shareholders held on May 13, 2009.  Our out-of-town director, Mr. Widham, did not attend.  From time to time, the members of our board of directors act by unanimous written consent pursuant to the laws of the State of New York.  No fees are paid to directors for attendance at meetings of the board of directors.

Compensation Committee

We have a compensation committee currently composed of Greg M Cooper and Scott Widham.  Mr. Widham is the Chairman of the committee.  The compensation committee establishes remuneration levels for our executive officers.  The compensation committee held one meeting during the fiscal year ended November 30, 2009.

Nominating Committee

Our board of directors does not have a nominating committee.  Our entire board of directors is responsible for this function.  Due to the relatively small size of our company and the resulting efficiency of a board of directors that is also limited in size, our board of directors has determined that it is not necessary or appropriate at this time to establish a separate nominating committee.  Our board of directors intends to review periodically whether such a nominating committee should be established.

Our board of directors uses a variety of methods for identifying and evaluating nominees for director.  It regularly assesses the appropriate size of the board of directors, and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our board of directors considers various potential candidates for director.  Candidates may come to their attention through current members of our board of directors, shareholders or other persons.  These candidates are evaluated at regular or special meetings of our board of directors, and may be considered at any point during the year.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise that may be desired in order to complement the qualifications that already exist among our board of directors.  Among the factors that our directors consider when evaluating proposed nominees are their independence, financial literacy, business experience, character, judgment and strategic vision.  Other considerations would be their knowledge of issues affecting our business, their leadership experience and their time available for meetings and consultation on company matters.  Our directors seek a diverse group of candidates who possess the background skills and expertise to make a significant contribution to our board of directors, our company and our shareholders.

Audit Committee

We have an audit committee that, during the fiscal year ended November 30, 2009, was composed of Greg M Cooper, Cherian Mathai and Scott Widham.  Each audit committee member is an independent director as defined by the rules of the National Association of Securities Dealers.  A written charter approved by our board of directors and attached as Annex A to our 2007 proxy statement, which was filed with the Securities and Exchange Commission (“the Commission”) on May 15, 2007, governs the audit committee.

Our board of directors has determined that Greg M Cooper qualifies as an “audit committee financial expert,” as defined under the rules of the Commission adopted pursuant to the Sarbanes-Oxley Act of 2002.  Our board of directors has determined that Mr. Mathai and Mr. Widham are financially literate and experienced in business matters and fully qualified to monitor the performance of management, the public disclosures by our company of our financial condition and performance, our internal accounting operations, and our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with, except for three directors, Cherian Mathai, Greg M Cooper and Scott Widham, who did not file a Statement of Beneficial Ownership of Securities on Form 4 on a timely basis in conjunction with an automatic grant of stock options that occurred at our annual meeting on May 13, 2009.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our chief executive officer and chief financial officer.  In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes are posted on our Internet website at www.pervasip.com.

Item 11. - Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Paul H. Riss, our Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Mark Richards, our Chief Information Officer (collectively, the “Named Executives”).  We have no other executive officers.

Fiscal 2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)(4)	Total ($)

Paul H. Riss	2009	$175,000	$0	$0	$0	$0	$0	$0	$175,000
Chairman, Chief Executive Officer	2008	175,000	0	0	0	0	0	0	175,000
and Chief Financial Officer	2007	175,000	0	0	0	0	0	0	175,000

Mark Richards	2009	125,000	0	0	10,190	0	0	60,000	195,190
Chief Information Officer	2008	125,000	0	0	5,782	0	0	60,000	190,782
	2007	120,000	0	0	69,380	0	0	60,000	249,380

(1)
The salary for Mr. Riss has been accrued for since February 6, 2009 and the salary for Mr. Richards has been accrued for since September 1, 2009.  In partial payment for accrued salary, Mr. Riss was issued 100,000 shares of common stock and Mr. Richards was issued 200,000 shares of common stock.

(2)
Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of restricted shares of common stock, which may include awards made during earlier years as well as the indicated year. No individual grants of restricted shares were made during fiscal years 2009, 2008 and 2007.

(3)
Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of options to purchase common stock, which may include awards made during earlier years as well as the indicated year.

(4)	Mr. Richards received consulting fees from one of our vendors amounting to $60,000 in each of fiscal 2009, 2008 and 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2009 for each of the named executive officers.  No stock awards have been made to the named executive officers.  The Named Executives did not exercise any options in Fiscal 2009.

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Paul H. Riss	-	-	1,894,441	$0.30	11/17/2012
Mark Richards	-	-	2,368,053	$0.30	11/17/2012
Mark Richards	-	1,500,000	-	$0.15	10/09/2014

(1) The options granted to Mr. Riss and Mr. Richards are contingent stock options, which vest only if we achieve positive cash flow from operations for three consecutive months before the options expire in November 2012.

Stock Option Grants

The following table sets forth individual grants of stock options and stock appreciation rights (“SARs”) made during fiscal 2009 to the Named Executives.

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Share)	Expiration Date

Mark Richards	1,500,000	28.5%	$0.15	10/09/2014

(1) No SARs were granted in fiscal 2009.
(2) In fiscal 2009, we granted options to 10 employees, three members of our board of directors and six consultants to purchase an aggregate of 5,260,000 shares of our common stock.

Board of Directors Compensation

We do not currently compensate directors in cash for service on our board of directors.  We maintain a Non-Employee Director Stock Option Plan (the “Director Option Plan”).  Under the Director Option Plan, each non-employee director is granted a non-statutory option to purchase 10,000 shares of our common stock on the date on which he or she is elected, re-elected or appointed to our board of directors.  Our existing directors were last re-elected on May 13, 2009.  Options granted pursuant to the Director Option Plan will vest in full on the one-year anniversary of the grant date, provided the non-employee director is still our director at that time.  The exercise price granted under the Director Option Plan is 100% of the fair market value per share of the common stock on the date of the grant as reported on The OTC Bulletin Board.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 28, 2010, there were 30,358,519 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of February 28, 2010 by:

	each person whom we know beneficially owns more than 5% of the common stock;
	each of our directors individually;
	each of our named executive officers individually; and
	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of February 28, 2010 pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Paul H. Riss Pervasip Corp. 75 South Broadway, Suite 400 White Plains, New York 10601	3,135,334(1)	10.70%
Laurus Capital Management, LLC 335 Madison Avenue, 10th Floor New York, NY 10017	3,090,683(2)	9.71%
Mark Richards 5955 T.G. Lee Blvd. Suite 100 Orlando, Florida 32822	560,000(3)	1.93%
Greg M. Cooper Cooper, Niemann & Co., CPAs, LLP PO Box 190 Mongaup Valley, New York 12762	160,000(4)	*
Scott Widham 9865 Litzsinger Road St Louis, Missouri 63124	200,000(5)	*
Cherian Mathai 75 South Broadway, Suite 400 White Plains, New York 10601	100,000(6)	*
All directors and executive officers as a group (five individuals)	4,155,334	14.01%

*  Less than 1%.
(1)	Includes 560,000 shares of common stock subject to warrants that are presently exercisable or exercisable within 60 days after February 28, 2010.

(2)
Based on 9.99% of the total of 30,358,519 shares of common stock outstanding as of February 28, 2010.  Certain warrants issued to Laurus Capital Management, LLC and its affiliates (“Investors”) contain an issuance limitation prohibiting the Investors from exercising or converting those securities to the extent that such exercise would result in beneficial ownership by the Investors of more than 9.99% of the shares then issued and outstanding.  Other warrants issued to the Investor group contain an issuance limitation prohibiting the Investors from exercising or converting those securities to the extent that such exercise would result in beneficial ownership by the Investors of more than 4.99% of the shares then issued and outstanding (the "4.99% Issuance Limitation").  The 4.99% Issuance Limitation may be revoked upon 75 days notice and is automatically null and void upon an event of default  (as defined in and pursuant to the terms of the applicable instrument).  The 4.99% Issuance Limitation may be waived by the Investors upon at least 61 days prior notice to us and shall automatically become null and void following notice to us of the occurrence and continuance of an event of default (as defined in and pursuant to the terms of the applicable instrument).  We have not received any notices from the Investors that we are in default.  In total, the Investors possess warrants that allow them to purchase up to 159,352,573 shares of common stock, or approximately 80% of the fully diluted shares of common stock outstanding.  On February 11, 2010 we signed a warrant cancellation agreement with the Investors that cancels warrants to purchase 25 million shares of common stock for each $50,000 in new equity or all the warrants if we raise $300,000 in new equity from a specified investment group.  There can be no assurance that we will be successful in raising new equity.

(3)	Includes 250,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2010.

(4)	Includes 120,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2010.

(5)	Includes 200,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2010.

(6)	Includes 100,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2010.

Item 13. - Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In connection with its internal use software development costs, we paid fees to an intellectual property development firm (“Consultant”) of $252,000 and $310,500 in fiscal 2009 and 2008, respectively.  All such work performed by the Consultant is the property of our Company.  We hired individuals who were performing work for us on behalf of the Consultant, and during fiscal 2007, the Company hired the owner of the Consultant.  An officer of our Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by us to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  Our officer received fees from the Consultant of $60,000 in fiscal 2009 and 2008.  Total funds paid to the Consultant resulted in capitalized internal use software and computer equipment of $90,000 in fiscal 2009 and $55,000 in fiscal 2008.  The remaining fees of $162,000 in fiscal 2009 and $255,000 in fiscal 2008 were deemed to be operating costs.  At November 30, 2009, we determined that the value of the capitalized software had been impaired and recorded an impairment loss of  $535,924.  See Note 1 to Notes to Consolidated Financial Statements.

At November 30, 2009 total unpaid salary and expenses that were owed to our chief executive officer was $187,372.  Additionally, from December 1, 2009 to March 15, 2010, our chief executive officer has provided short-term loans to the Company totaling $74,000.

At November 30, 2009, unpaid salary that is owed to our chief information officer amounted to $10,000.  In fiscal 2010 the Company has been accruing $10,000 a month in salary payable to the chief information officer and $14,583 a month payable to the chief executive officer.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Greg M Cooper, Cherian Mathai and Scott Widham qualify as “independent” under this rule.

ITEM 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Nussbaum Yates Berg Klein & Wolpow LLP for the audit of the Company's annual financial statements for the years ended November 30, 2009 and 2008, and fees billed for other services rendered by Nussbaum Yates Berg Klein & Wolpow LLP during those periods.

	2009	2008
Audit fees	$97,500	$105,000
Audit related fees	−	−
Tax fees	15,000	20,000
All other fees	1,420	−
Total	$113,920	$125,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid Nussbaum Yates Berg Klein & Wolpow LLP for professional services for the audit of our annual financial statements and review of financial statements included in our quarterly reports filed with the SEC, as well as for work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and consultation regarding financial accounting and/or reporting standards; “audit-related fees” are fees billed by Nussbaum Yates Berg Klein & Wolpow LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees billed by Nussbaum Yates Berg Klein & Wolpow LLP for any services not included in the first three categories.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters and reviews of our financials statements included in our Quarterly Reports on Form 10-Q or 10-QSB.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other services are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Item 15. – Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of November 30, 2009 and 2008
Consolidated Statements of Loss for the Years ended November 30, 2009 and 2008
Consolidated Statements of Stockholders’ Equity Deficiency and Comprehensive Loss for the years ended November 30, 2009 and 2008
Consolidated statements of Cash Flows for the years ended November 30, 2009 and 2008
Notes to Consolidated Financial Statements for the years ended November 30, 2009 and 2008

(b) Exhibits

(10)          Material Contracts
(a)	1995 Stock Option Plan, incorporated by reference to Exhibit 10(I) to our Annual Report on Form 10-K for the year ended November 30, 1995, as amended.
(b)	1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996.
(c)	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.
(d)	2004 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 12, 2005.
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

(y)	2007 Equity Incentive Plan, incorporated by reference to Annex B to our Proxy Statement dated May 15, 2007.
(z)
Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

(aa)	Secured Term Note, dated as of September 28, 2007, of our Company to Calliope Capital Corporation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2007.
(bb)	Secured Term Note, dated as of September 28, 2007, of our Company to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2007.
(cc)
Funds Escrow Agreement, dated as of September 28, 2007, among our Company, Loeb & Loeb LLP and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 4, 2007.

(dd)	Form of Common Stock Purchase Warrant, dated as of September 28, 2007 of our Company, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated October 4, 2007.
(ee)
Third Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 4, 2007.

(ff)
Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 4, 2007.

(gg)
Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Vox Communications Corp., Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

(hh)
Subsidiary Guarantee dated as of September 28, 2007 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

(ii)
Restricted Account Agreement, dated as of September 28, 2007 by and among North Fork Bank, our Company and LV Administrative Services, Inc., as agent, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated October 4, 2007.

(jj)
Master Security Agreement dated as of September 28, 2007 among our Company, Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

(kk)
Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

(ll)	2007 Contingent Option Plan, as amended, incorporated by reference to Exhibit 10 (ll) to our Annual Report on Form 10-KSB for the year ended November 30, 2007.
(mm)
Securities Purchase Agreement dated as of May 28, 2008, among Pervasip Corp., LV Administrative Services, Inc. and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008.

(nn)	Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 28, 2008.
(oo)
Amended and Restated Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 28, 2008.

(pp)
Amended and Restated Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 28, 2008.

(qq)
Fourth Amended and Restated Secured Term Note, dated as of May 28, 2008 of Pervasip Corp. to Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated May 28, 2008.

(rr)
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

(tt)
Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated May 28, 2008.

(uu)
Subsidiary Guarantee dated as of May 28, 2008 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 28, 2008.

(vv)
Letter to Amend Warrants dated as of May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Calliope Capital Corporation, Valens Offshore SPV II, Corp., Laurus Master Fund, Ltd., Valens, U.S. SPV I, LLC, and Psource Structured Debt Limited, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated May 28, 2008.

(ww)
Master Security Agreement dated as of May 28, 2008 among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated May 28, 2008.

(xx)
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

(zz)
Letter Agreement dated as of October 15, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 15, 2008.

(aaa)	Secured Term Note, dated as of October 15, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 15, 2008.
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

(ddd)
Letter Agreement dated as of February 18, 2009 among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2009.

(eee)
Secured Term Note, dated as of February 18, 2009, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2009.

(fff)
Secured Term Note, dated as of February 18, 2009, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2009.

(ggg)	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.
(hhh)	Demand note dated November 5, 2009, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2009.
(iii)	Warrant cancellation agreement dated February 11, 2010, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 11, 2010.

(22)          Subsidiaries - The significant wholly-owned subsidiary is as follows:

Name	Jurisdiction of Organization

VoX Communications Corp.	Delaware

(23)         Consent of Nussbaum Yates Berg Klein & Wolpow, LLP

(31.1)	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 15th day of March 2010.

PERVASIP CORP.
(Company)

By:	/s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chairman of the Board of Directors	March 15, 2010
Paul H. Riss	Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

/s/ Greg M. Cooper	Director	March 15, 2010
Greg M Cooper

/s/ Cherian Mathai	Director	March 15, 2010
Cherian Mathai

/s/ Mark Richards	Director	March 15, 2010
Mark Richards

/s/ Scott Widham	Director	March 15, 2010
Scott Widham

PERVASIP CORP. AND SUBSIDIARIES

YEARS ENDED NOVEMBER 30, 2009 AND 2008

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

PERVASIP CORP. AND SUBSIDIARIES

YEARS ENDED NOVEMBER 30, 2009 AND 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Loss	F-3

Statements of Stockholders’ Equity Deficiency and Comprehensive Loss	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-32

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pervasip Corp.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Pervasip Corp. and subsidiaries as of November 30, 2009 and 2008 and the related consolidated statements of loss, stockholders’ equity deficiency and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pervasip Corp. and subsidiaries as of November 30, 2009 and 2008, and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 2 to the financial statements, the Company, among other matters, has negative working capital, a stockholders’ equity deficiency, has suffered recurring losses from operations and is unable to meet its obligations as they become due which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York
March 15, 2010

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2009 AND 2008

ASSETS

	2009	2008

Current assets:
Cash and cash equivalents	$35,993	$130,338
Restricted cash	-	7,085
Accounts receivable, net of allowance of $214,413 in 2009 and $69,388 in 2008	184,840	205,294
Prepaid expenses and other current assets	50,393	459,511

Total current assets	271,226	802,228

Property and equipment, net	-	610,606

Deferred finance costs, net	-	547,940

Other assets	116,143	192,659

Total assets	$387,369	$2,153,433

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,377,252	$93,549
Accounts payable and accrued expenses	2,273,681	2,083,182

Total current liabilities	14,650,933	2,176,731

Long-term debt and capital lease obligations, less current maturities	-	4,341,369
Warrant liabilities	-	5,621,070
Accrued pension obligation	1,266,885	882,332

Total liabilities	15,917,818	13,021,502

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.10 par value; 250,000,000 shares
authorized; 28,488,379 and 26,026,172 shares issued and outstanding in 2009 and 2008	2,848,838	2,602,617
Capital in excess of par value	28,562,726	28,461,538
Accumulated other comprehensive income (loss)	1,578	(2,616)
Deficit	(46,943,591)	(41,929,608)

Total stockholders’ equity deficiency	(15,530,449)	(10,868,069)

Total liabilities and stockholders’ equity deficiency	$387,369	$2,153,433

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

YEARS ENDED NOVEMBER 30, 2009 AND 2008

	2009	2008

Revenues	$2,242,330	$2,093,819

Cost and expenses:
Costs of services	1,737,468	1,985,301
Selling, general and administrative	2,808,502	3,743,634
Provision for bad debts	145,611	16,756
Impairment loss	784,913	-
Depreciation and amortization	555,020	518,211

Total costs and expenses	6,031,514	6,263,902

Loss from operations	(3,789,184)	(4,170,083)

Other income (expense):
Interest expense	(7,257,194)	(1,011,272)
Other, net	2,374	(9,861)
Mark to market adjustment of warrant liabilities	6,030,021	(191,126)

Total other expense	(1,224,799)	(1,212,259)

Net loss	$(5,013,983)	$(5,382,342)

Loss per share	$(.19)	$(.21)

Weighted average number of common shares outstanding:	26,921,860	25,917,384

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY AND COMPREHENSIVE LOSS
YEARS ENDED NOVEMBER 30, 2009 AND 2008
					Accumulated	Total
			Capital		Other	Stockholders’
	Common Stock		in Excess of		Comprehensive	Equity
	Shares	Amount	Par Value	Deficit	Loss	Deficiency

Balance, December 1, 2007	25,835,458	$2,583,546	$27,783,972	$(36,547,266)	$-	$(6,179,748)

Net loss				(5,382,342)		(5,382,342)

Foreign currency translation adjustment					(2,616)	(2,616)

Comprehensive loss						(5,384,958)

Employee stock based compensation			129,113			129,113

Options and warrants granted for services			527,560			527,560

Exercise of stock options	190,714	19,071	20,893			39,964

Balance, November 30, 2008	26,026,172	2,602,617	28,461,538	(41,929,608)	(2,616)	(10,868,069)

Net loss				(5,013,983)		(5,013,983)

Foreign currency translation adjustment					4,194	4,194

Comprehensive loss						(5,009,789)

Employee stock based compensation	300,000	30,000	102,752			132,752

Options granted for services			57,259			57,259

Common stock issued for services	690,000	69,000	109,400			178,400

Cancelled warrants			(201,412)			(201,412)

Stock subscription receivable			(34,500)			(34,500)

Exercise of stock options	1,472,207	147,221	67,689			214,910

Balance, November 30, 2009	28,488,379	$2,848,838	$28,562,726	$(46,943,591)	$1,578	$(15,530,449)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30, 2009 AND 2008
	2009	2008
Operating activities:
Net loss	$(5,013,983)	$(5,382,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555,020	518,211
Non-cash stock based compensation	132,752	129,113
Common stock, options and warrants granted for services	368,826	238,323
Provision for bad debts	145,611	16,756
Impairment loss	784,913	-
Amortization of debt discount	7,194,151	668,485
Non-cash write-off of marketable securities	-	25,000
Mark to market adjustment of warrant liabilities	(6,030,021)	191,126
Changes in assets and liabilities:
Accounts receivable	(125,157)	(98,368)
Prepaid expenses and other current assets	26,539	58,643
Other assets	76,516	(102,122)
Accounts payable, accrued expenses and accrued pension obligation	607,545	352,944

Net cash used in operating activities	(1,277,288)	(3,384,231)

Investing activities,
purchase of property and equipment	(181,247)	(83,208)

Financing activities:
Net proceeds from short-term borrowing	60,000	-
Inflow from restricted cash account	1,165,528	3,617,776
Proceeds from exercise of stock options	147,410	3,000
Debt issuance costs paid	-	(101,525)
Payments of long-term debt	(8,748)	(53,552)

Net cash provided by financing activities	1,364,190	3,465,699

Decrease in cash and cash equivalents	(94,345)	(1,740)

Cash and cash equivalents at beginning of year	130,338	132,078

Cash and cash equivalents at end of year	$35,993	$130,338

Cash paid during the year for:
Interest	$92,573	$311,231
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

See Notes 5, 10 and 14 for non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Pervasip Corp. (“Pervasip” or the “Company”) is a provider of digital telephony services, products and hosted solutions.  The Company offers its customers high-quality Internet telephone products and services that are a cost-effective alternative to traditional wireline telephone services.  Most of the Company’s revenues are derived from customers that are broadband service providers or other telephone service providers.  The Company provides them with a customized private label Internet protocol (“IP”) telephony service, as well as a back-office and web suite of services.  The Company uses Session Initiation Protocol technology to provide all the components needed to support its IP telephony service.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions.

Property and Equipment and Depreciation

Property and equipment are recorded at cost.  Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets.  The estimated useful lives are three to five years for computer equipment and software, and five years for furniture and fixtures.

Computer Software Development Costs

Direct development costs associated with internal-use computer software are accounted for in accordance with authoritative guidance of the Financial Accounting Standards Board (“FASB”) and are capitalized.  Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred.  Amortization is provided on a straight-line basis over the shorter of five years or the estimated useful life of the software.  At November 30, 2009 the Company recognized an impairment loss on its capitalized software and wrote off all previously recorded software development costs.

Computer software developed or obtained for internal use is included in property and equipment at November 30, 2008 and was carried at $867,700, less accumulated depreciation of $477,291.  Depreciation expense was $175,765 and $169,326, respectively, for the years ended November 30, 2009 and 2008.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  A valuation allowances has been established to eliminate the Company’s deferred tax assets as it is more likely than not that none of the deferred tax assets will be realized.

On December 1, 2007, the Company adopted certain provisions under ASC 740, Income Taxes, relating to uncertainty in tax positions.  As a result of adopting such provisions, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.  The Company has determined that it had no significant uncertain tax positions requiring recognition or disclosure.

Revenue Recognition

Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services.  Revenues for carrier interconnection and access are recognized in the period in which the service is provided.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  The Company extends credit to its customers and generally requires a deposit to minimize its credit risk.  Once a customer is billed for services, the Company actively manages the accounts receivable and will generally return the deposit if the customer has a track record of making timely payments of invoices for six consecutive months.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Collectibility of Accounts Receivable (Continued)

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer’s service and provides an allowance for the related amount receivable from the customer.  The Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts.  As of November 30, 2009 and 2008, the Company had zero and two customers that constituted 32% and 10%, respectively, of its accounts receivable.  For the years ended November 30, 2009 and 2008, one customer accounted for 34% and 32% of the Company’s revenues and the Company has recently lost this customer which will have a significant negative impact on the Company’s operations.

Deferred Finance Costs

Deferred finance costs represent costs incurred in connection with securing financing and are amortized over the loan term.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.  For 2009 and 2008, the Company excluded from its loss per share calculations potentially dilutive securities of 176,785,050 and 153,251,314, respectively, because their effect on loss per share was anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents during 2009 and 2008.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Restricted Cash

Restricted cash represented amounts held in an interest bearing account that were subject to approval by the Company’s secured lender before the cash was expended.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values.  For the years ended November 30, 2009 and 2008, the Company incurred significant operating and cash flow losses.  Combined with a previous history of such losses, as of November 30, 2009 and 2008, the Company evaluated whether the carrying amount of the long-lived assets of this business was recoverable.  At November 30, 2008, based upon an offer to purchase such assets and the Company’s ability to utilize the assets as collateral for additional borrowings, among other factors, the Company determined that such assets were not impaired.  At November 30, 2009, based upon the inability to further utilize the assets as collateral for additional borrowings and our long-term debt being callable by the lender, among other factors, the Company determined its long-lived assets were impaired and recorded an impairment loss of $784,913.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, the warrant liability and conclusions regarding the impairment of long-lived assets.  On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Advertising

Advertising costs are expensed as incurred.  There was no cost incurred in 2009 and $103,000 in 2008.

Accounting for Derivative Instruments

The Company accounts for derivative instruments under the FASB authoritative guidance, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged.  Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).  At November 30, 2009 and 2008, the Company did not have any derivative instruments that were designated as hedges.

Stock Based Compensation

The Company issues stock and stock options to its employees, outside directors and consultants pursuant to stockholder approved and non-approved stock option programs.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. For the years ended November 30, 2009 and 2008, the Company recorded approximately $133,000 and $129,000 in employee stock-based compensation expense and approximately $369,000 and $238,000 in consultant compensation expense, which is included in selling, general and administrative expenses.  As of November 30, 2009 and 2008, there was approximately $302,000 and $94,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

The Company’s 1995 Stock Option Plan (the “1995 Plan”) provides for the grant of up to 3,400,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 1995 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affilitate”), 110% of the market price on the date of grant.  As of November 30, 2009 and 2008, 165,000 and 310,000 grants for option shares were issued and unexercised.  No additional option grants under the 1995 Plan are available for future issuance.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 1,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2009 and 2008, approximately 172,000 and 97,000 option shares remain unissued and are available for future issuance under the 2004 Plan through April 8, 2014.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 2,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2009 and 2008, approximately 1,145,000 and 1,175,000 option shares remain unissued and are available for future issuance under the 2007 Plan through April 2, 2017.

The Company’s 2007 Contingent Stock Option Plan (the “Contingent Plan”) provides for the grant of up to 7,893,506 contingent stock options.  Under the Contingent Plan, contingent stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2009 and 2008, all options have been granted under this plan. The options expire on November 19, 2012.  These options vest when the Company has generated, for three consecutive months, positive cash flow from operations before interest, taxes, depreciation and amortization expense.  The Company has determined that the performance condition is not probable of achievement, and accordingly, no compensation cost has been recognized during the years ended November 30, 2009 and 2008.  The Company will reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 5,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2009, approximately 1,389,000 option shares remain unissued and are available for future issuance under the 2009 Plan through February 27, 2019.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 10,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2009 and 2008, respectively: annual dividends of $-0- for both years, expected volatility of 178% and 264%, risk-free interest rate of 1.5% and 2.1%, and expected life of up to five years, depending on the individual grant.  The weighted-average fair value of stock options granted in 2009 and 2008 was $.18 and $.24, respectively.

As the stock-based compensation expense recognized on the consolidated statements of operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. ASC 718, "Compensation—Stock Compensation" requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

With the above model as the primary valuation method, the total value of stock options granted in 2009 and 2008 was approximately $204,000 and $148,000, respectively, which would be amortized ratably over the related vesting periods, which range from immediate vesting to five years.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS 168), now Accounting Standards Codification (ASC) 105, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

1.	Description of Business and Summary of Accounting Principles (Continued)

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), now ASC 855. The provisions of ASC 855 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of ASC 855 were applied prospectively and did not have a material impact on the Company’s consolidated financial statements.  The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, March 15, 2010.

In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The ASC 820 excludes FASB ASC 840 Leases and its related interpretive accounting pronouncements that address leasing transactions.  We adopted ASC 820 effective December 1, 2008 for nonrecurring fair value measurements of nonfinancial assets and liabilities.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” which makes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability.  The Company adopted this guidance effective September 1, 2009.

The FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Instruments” which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined.  The guidance also clarifies existing disclosures on levels of disaggregation between such classes and about input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements.  The guidance is effective for fiscal interim or annual reporting periods beginning after December 15, 2009.  The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and has negative working capital and a stockholders’ equity deficiency.  In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations as they become due and sustain its operations.  Further, the Company is having difficulty in raising capital and borrowing funds and the Company’s long-term debt described in Note 5 is callable upon demand by the lender.  The Company expects its operating losses and cash deficits from operations to continue through fiscal 2010. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.  As a result, the Company will need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable it to meet its cash requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.  Management’s plans include:

1. Seeking to raise $300,000 in new equity capital in the near term from a specific identified investor group, and additional equity later in the year.  If the Company can accomplish the $300,000 capital raise, approximately 159 million outstanding warrants with the Company’s principal lender will be retired, and management believes the improved capital structure of the business will help to attract additional capital as new products are launched.

2. Continuing to develop new uses for the Company’s Mobile VoIP product.  Management plans to increase sales by increasing the number of devices that its product runs on.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

2.	Going Concern Matters and Realization of Assets (Continued)

There can be no assurance that the Company will be able to achieve its business plan objectives, raise any capital, fund or that it will achieve or maintain cash flow positive operating results.  If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations.  As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.

3.	Property and Equipment

	2009	2008

Computer equipment and software	$1,445,861	$1,332,560
Furniture and fixtures	-	43,646
Leasehold Improvements	-	2,713
	1,445,861	1,378,919
Less accumulated depreciation and amortization	1,445,861	768,313

	$-	$610,606

At November 30, 2009, the Company deemed all of its property and equipment impaired and recorded an impairment loss of $535,924.

4.	Deferred Finance Costs

	2009	2008

Gross asset	$1,192,041	$1,192,041
Less accumulated amortization	1,192,041	644,101

	$-	$547,940

Amortization expense of deferred finance costs for the years ended November 30, 2009 and 2008 was $298,951 and $269,468.  At November 30, 2009, the Company deemed the remaining book value of deferred finance costs to be impaired since the related debt is callable by its lender and recorded an impairment loss of $248,989.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008
5.	Long-Term Debt and Capital Lease Obligations

The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2009:

	2009	2008

Term note dated November 30, 2005	$2,148,125	$1,670,011
Term note dated May 31, 2006	1,559,748	1,051,793
Term note dated September 28, 2007	4,697,200	182,194
Term note dated May 28, 2008	1,864,895	843,774
Term note dated October 29, 2008	1,232,212	483,610
Term note date February 15, 2009	672,671	-
Demand noted dated October 6, 2009	10,124	-
Demand noted dated November, 2009	50,190	-
Capital lease obligations	142,087	203,536

	12,377,252	4,434,918
Less current portion	12,377,252	93,549

Total	$-	$4,341,369

The Company is in default on some of its capital lease obligations and has recorded such obligations as current obligations.

On February 8, 2005, the Company entered into a secured financing arrangement with a lender. The financing consisted of a $2 million secured convertible term note (the “February 2005 Financing”) and was paid in full by the sale of two wholly owned subsidiaries, New Rochelle Telephone Corp. and Telecarrier Services, Inc. effective June 1, 2007.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008
5.	Long-Term Debt and Capital Lease Obligations

On November 30, 2005, the Company entered into a second financing arrangement with the lender (the “November 2005 Financing”). This financing consisted of a $2 million secured term note that matures as modified on September 30, 2010.  In connection with this financing, the Company issued the lender warrants to purchase up to 1,683,928 shares of the Company’s common stock.  The warrants are exercisable at $.10 per share through November 30, 2020. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  The Company initially recorded discounts aggregating approximately $1,093,000, of which, approximately $740,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 4.3%, volatility of 152%, zero dividends and expected term of fifteen years; approximately $268,000 represented the beneficial conversion feature inherent in the instrument; and approximately $85,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate of the note as modified amounted to approximately 18% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $273,000, including warrants to purchase up to 262,296 shares of common stock. These warrants were valued at approximately $99,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  These warrants were exercisable through November 30, 2009 at $.63 per share and expired unexercised.   As modified, interest only was payable monthly at the prime rate plus 2%, and the entire principal is payable on September 30, 2010.

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

The value of the Warrant attributable to this financing amounted to $586,881 and is accounted for as a debt discount.  Debt issue costs paid to the lender amounted to $59,400.  These discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is the prime rate plus 2%, as a result of the aforementioned discounts, the effective interest rate is approximately 27% per annum. The Company incurred fees to third parties in connection with this financing aggregating approximately $244,000, including warrants to purchase up to 548,571 shares of common stock. These warrants were valued at approximately $108,000 using the Black-Scholes method using the same assumptions described above and are included in equity.  As modified, interest only was payable monthly at the prime rate plus 2%, and the entire principal is payable on September 30, 2010.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008
5.	Long-Term Debt and Capital Lease Obligations (Continued)

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

On October 15, 2008, the Company entered into a sixth financing arrangement with the lender and an affiliate of the lender (the “October 2008 Financing”). This financing consisted of a note totaling $500,000 that matures on September 28, 2010.   Debt issue costs of $17,000 were paid to the lender.  Interest is (i) calculated on the basis of a 360 day year, and (ii) payable monthly, in arrears, commencing on November 1, 2008, and on the first business day of each succeeding month thereafter through and including the maturity date.  Interest accrues at a rate of 15% per annum.  There are no prepayment penalties on the note.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

5.	Long-Term Debt and Capital Lease Obligations (Continued)

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

On February 18, 2009, the Company entered into a seventh financing arrangement with the lender (the “February 2009 Financing”). This financing consisted of a $600,000 secured term note that matures on September 30, 2010.  In connection with this financing, the Company issued the lender warrants to purchase up to 26,500,000 shares of the Company’s common stock.  The warrants are exercisable at $.10 per share through February 18, 2019. The underlying contracts provide for a potential cash settlement, and accordingly, the warrants have been classified as debt.  The Company initially recorded discounts aggregating approximately $430,000 of which, approximately $409,000 represented the value of the warrants using the Black-Scholes method with an interest rate of 2.30%, volatility of 292%, zero dividends and expected term of ten years, and approximately $21,000 represented debt issue costs paid to the lender.  Such discounts are being amortized using the effective interest method over the term of the related debt. Although the stated interest rate of the note is 20%, as a result of the aforementioned discounts, the effective interest rate of the note as modified amounted to approximately 119% per annum.

On October 6, 2009 and November 6, 2009, the Company signed demand notes of $10,000 and $50,000 (the “Demand Notes”), respectively, with its lender.   The stated interest rate of the Demand Notes is the prime rate plus 2%.

Similar to the other financings entered into with its lender, the February 2009 Financing and the Demand Notes are secured by a blanket lien on substantially all of the Company’s assets pursuant to a Master Security Agreement.

The Company did not make the required principal or interest payments on of the above notes for substantially the entire year ended November 30, 2009.  The Company’s lender has not demanded repayment, and the entire amount outstanding is callable by the lender at any time.  Since the debt is callable at the option of the lender, amortization of the remaining debt discount of $4,256,477 was recorded during the year ended November 30, 2009, so that the carrying amount of the debt is equal to the face value of the notes plus accrued interest.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

5.	Long-Term Debt and Capital Lease Obligations (Continued)

The Company determined that the warrants issued to the lender in connection with all financings represented derivatives. Accordingly, the Company recorded the fair value of these derivatives as a debt discount and a liability on its consolidated balance sheet. The discounts are being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  For the year ended November 30, 2008, the value of the derivatives was increased by $191,126 to the then current fair value of $5,621,070 with a corresponding charge to other income.  For the year ended November 30, 2009, due to a significant drop in the price of the Company’s common stock, a lack of trading in the Company’s common stock, the uncertainty about the Company’s ability to continue in business, its inability to obtain additional financing, its continued losses and financial position and other factors, the Company determined the fair value of all warrants issued to its lender was zero.  Fair value for this purpose is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  At November 30, 2009, the warrant liability recorded on the Company’s books was decreased by $6,030,021 to $0 with a corresponding credit to other income.

As further evidence of the lack of market value of the warrants, on February 11, 2010, the Company and its lender signed a warrant cancellation agreement wherein the lender agreed to cancel for no monetary consideration all of the existing warrants they hold to purchase in the aggregate 159,052,573 shares of common stock of the Company when the Company obtains equity financing of $300,000 from an identified investment group.  Under the terms of the agreement, the lender agreed to execute and deliver a cancellation of warrant notice to the Company upon receipt of satisfactory evidence that the Company received incremental equity of at least $50,000.  For every $50,000 in equity the Company receives, the lender has agreed to cancel warrants to purchase an aggregate of 25 million shares.  Upon receipt of $300,000 in total, all of the warrants in the possession of the lender will be cancelled.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008
6.	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures of financial instruments on a recurring basis.

Fair Value Hierarchy

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	inputs are unobservable inputs for the asset or liability.

Determination of Fair Value

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the Company bases its fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future value.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (disclosures required by the Fair Value Measurements Topic of the FASB Accounting Standards Codification).

Cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations

The carrying amounts approximate fair value because of the short maturity of these instruments.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

6.	Fair Value Measurements (Continued)

Long-term debt

At November 30, 2008 long-term debt was carried at amortized cost. At November 30, 2009, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender and as such the remaining unamortized debt discount was fully expensed as interest.  Based on the financial condition of the Company it is impracticable for the Company to estimate the fair value of the long-term debt.

Warrant Liabilities

At November 30, 2008, management determined the fair value of the Company’s warrant liability using an externally developed model, which was based in part on market observable inputs including the current trade price of the Company’s stock, accordingly, classified the fair value measurement of the warrant liability at Level 2.

At November 30, 2009, management determined that such model was no longer appropriate due to the circumstances surrounding the Company’s financial condition.  The Company, based on the various factors listed in Note 5, determined that the value of the warrant liability was $0 at November 30, 2009.  As many of the factors used to determine the fair value are based on unobservable inputs, the Company accordingly, classified the fair value measurement of the warrant liability at Level 3 at November 30, 2009.

The Company has no instruments with significant off balance sheet risk.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of November 30, 2008 and 2009:

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2008

Warrant liabilities	$5,621,070	-	$5,621,070	-

November 30, 2009

Warrant liabilities	-	-	-	-

Changes in Level 3 Instruments for the Year Ended November 30, 2009

The table below summarizes the activity for liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the year ended November 30, 2009:

December 1, 2009	$-

Net realized/unrealized gains included in income	(6,030,021)

Purchases, sales, issuances and settlements	408,951

Transfers in and/or out of Level 3	5,621,070

November 30, 2009	$-

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008
7.	Income Taxes

At November 30, 2009, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $32,400,000 expiring in the years 2009 through 2029.  There is an annual limitation of approximately $187,000 on the utilization of approximately $1,800,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2009 were as follows:

Deferred tax assets, net:
Net operating loss carryforwards	$11,000,000
Allowance for doubtful accounts	70,000
Stock based compensation	150,000
Accrued pension	430,000
Property, plant and equipment	110,000
Deferred finance costs	40,000
Interest	550,000
Other	150,000
12,500,000
Valuation allowance	(12,500,000)

Net deferred assets	$-

The valuation allowance increased to $12,500,000 at November 30, 2009 from $10,000,000 at November 30, 2008.

The following is a reconciliation of the tax provisions for the years ended November 30, 2009 and 2008 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2009	2008

Statutory Federal income tax rate	(34.0)%	(34.0)%

Loss generating no tax benefit	34.0	33.6

Permanent differences	-	.4

	-	-

The Company did not have any material unrecognized tax benefits as of November 30, 2009 and 2008. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2009 and 2008. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2006 through 2008.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

8.	Pension Plans

The Company sponsors a defined benefit plan covering approximately 40 former employees.  The Company’s funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  Plan assets consist primarily of investments in conservative equity and debt securities.  The Company uses a November 30 measurement date for its pension plan.

Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  Pension expense amounted to $426,553 and $206,727 for the years ended November 30, 2009 and 2008.

Obligations and Funded Status at November 30:

Pension Benefits	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$(990,846)	$(1,140,142)
Interest cost	(75,983)	(71,279)
Actuarial gain (loss)	(324,836)	163,429
Benefits paid	46,053	57,146

Benefit obligation at end of year	$(1,345,612)	$(990,846)

Change in plan assets:
Fair value of plan assets at beginning of year	$108,514	$362,892
Actual return on plan assets	(25,734)	(298,877)
Employer contribution	42,000	101,645
Benefits paid	(46,053)	(57,146)

Fair value of plan assets at end of year	$78,727	$108,514

Funded status	$(1,266,885)	$(882,332)
Net amount recognized	$(1,266,885)	$(882,332)

Amounts recognized in the statement of financial position consist of:

	2009	2008

Accrued benefit cost	$(1,266,885)	$(882,332)
Net amount recognized	$(1,266,885)	$(882,332)

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

8.	Pension Plans (Continued)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $1,345,612 and $990,846 at November 30, 2009 and 2008, respectively.

Information required for pension plan with an accumulated benefit obligation in excess of plan assets:

	November 30
	2009	2008

Projected benefit obligation	$(1,345,612)	$(990,846)
Accumulated benefit obligation	(1,345,612)	(990,846)
Fair value of plan assets	78,727	108,514

Components of net periodic benefit cost:

	2009	2008

Interest cost	$75,983	$71,279
Expected return on plan assets	(8,410)	(29,122)
Amortization of net loss	42,924	37,311

Net periodic benefit cost	$110,497	$79,468

Assumptions

Weighted-average assumptions used to determine net periodic benefit cost as of November 30:
	2009	2008

Discount rate	5.58%	7.63%
Expected long-term return on plan assets	8.00%	8.00%

The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year’s experience.  A rate of 8% was adopted for this purpose.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

8.	Pension Plans (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at November 30, 2009 and 2008, by asset category are as follows:

	November 30
	2009	2008
Asset Category
Equity securities	7.0%	34.7%
Other – cash	93.0%	65.3%

Total	100.0%	100.0%

The current investment policy for pension plan assets is to reduce exposure to equity market risks.  The current strategy for Plan assets is to invest in conservative equity securities and to hold cash until the turbulence in the equity markets has diminished.

Equity securities include the Company’s common stock in the amounts of approximately $5,779 and $-0- (7.3% of plan assets) at November 30, 2009 and 2008.

Cash flows – Contributions

The Company does not expect to make the required quarterly contributions to its defined benefit plan in fiscal 2010 and plans to report to the Pension Benefit Guarantee Corporation that it was unable to pay all the required quarterly contributions in fiscal 2009.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid:

Years ended November 30,

2010	$52,082
2011	51,274
2012	51,006
2013	59,936
2014	69,621
2015-2019	456,900

$740,819

Defined Contribution Plan

The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  The Company may make discretionary contributions.  There were no contributions made for the years ended November 30, 2009 and 2008.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

9.	Commitments and Contingencies

Operating Leases

The Company leases facilities under noncancelable operating lease agreements that expire through 2010.

Rent expense was approximately $147,000 and $149,000 in fiscal 2009 and 2008, respectively.  In addition to the annual rent, the Company pays real estate taxes, insurance and other occupancy costs on its leased facilities.

Capital Lease Obligations

The Company leases certain equipment under capital leases with lease terms through 2011.  Obligations under capital leases have been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 11.7% to 25.4% (see Note 5).

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

In 2008, the Company provided an international vendor with a $300,000 deposit as part of an agreement to supply the Company with favorable international calling rates. The Company is no longer doing business with this vendor.  To facilitate the transaction and to provide the Company with additional assurance that the deposit would be returned, the agreement was signed by a New York investment banking firm and included a limited personal guarantee from a principal of that firm.  After requesting that our deposit be returned, and without success, the Company commenced an action against the investment banking firm and the principal for $300,000 plus other associated costs.  The Company filed a claim for breach of contract and related claims for fraud and conversion.  The Company and its legal counsel believe that it will obtain a favorable outcome in the form of a judgment against the investment banking firm and the individual and the Company plans to continue to vigorously pursue the matter in the courts.  However, the Company is concerned that the defendants have financial troubles and may have difficulty in paying any judgment that is rendered.  Accordingly, the Company has recorded a $300,000 reserve on its books.

10.	Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors.  The Company has 250,000,000 authorized shares of its common stock.  The authorized shares were increased by a shareholder vote on May 13, 2009 to accommodate the Company’s lender, who holds warrants that are exercisable for 159,052,573 shares of common stock.  The lender has signed an agreement with the Company that it will cancel all 159,052,573 warrants if the Company raises additional equity of $300,000.  As of the date of this Report, all of the lender’s warrants are outstanding.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

10.	Stockholders’ Equity (Continued)

On May 13, 2009, the shareholders of the Company approved a proposed amendment to the Certificate of Incorporation of the Company to effect a reverse split of the Company’s common stock and authorized the Board of Directors (“Board”) to file the amendment at any time prior to the next annual meeting.  On February 4, 2010, the Board authorized a reverse split of the common stock on a 1-for-10 basis, whereby the Company shall issue to each of its stockholders one share of common stock for every 10 shares of common stock held by such stockholder, as it was a requirement of the investors who are seeking to inject new equity of $300,000.  As of March 15, 2010, the date of the reverse split has not been determined.

The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding December 1, 2007	11,806,506	$0.10 - $0.58	$0.21

Granted during year ended November 30, 2008	10,673,182	$0.17 - $0.30	$0.24

Exercised/canceled during year ended November 30, 2008	(9,798,182)	$0.17 - $0.30	$0.24

Outstanding November 30, 2008	12,681,506	$0.16 - $0.58	$0.25

Granted during year ended November 30, 2009	6,790,000	$0.10 - $0.34	$0.18

Exercised/canceled during year ended November 30, 2009	(6,130,000)	$0.10 - $0.36	$0.13

Outstanding November 30, 2009	13,341,506	$0.10 - $0.58	$0.23

Options exercisable, November 30, 2009	2,178,000	$0.10 - $0.58	$0.25

The following table summarizes information about the options outstanding at November 30, 2009:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.10 - $0.58	13,341,506	1.92	$0.23	2,178,000	$0.25

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008
10.	Stockholders’ Equity (Continued)

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 400,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares.  The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 100,000.  No shares were awarded during fiscal 2009 and 2008.

As of November 30, 2009 and 2008, warrants were outstanding to purchase up to 163,443,544 and 140,569,808 shares of the Company’s common stock at prices ranging from $.10 to $.95.  The warrants expire through September 2022.  159,052.573 of such warrants are eligible for possible cancellation pursuant to a warrant cancellation agreement signed on February 11, 2010 (see Note 5).

On May 27, 2009, the Company issued 40,000 shares of restricted common stock to a company in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $0.235 a share, or $9,400, on the date that services began and was amortized over a one-month period.

On June 16, 2009, the company issued 200,000 free-trading shares of stock to its lender in conjunction with a cashless exercise of a warrant.

The Company issued stock options for various services in fiscal 2009 in lieu of making a cash payment.  Options for legal, bookkeeping and marketing services provided to VoX Communications were exercised for a total of 1,261,000 shares of common stock.  The Company did not receive full payment for one of the exercises, and consequently the Company has a subscription receivable for $34,500, which has been recorded as a reduction in paid in capital at November 30, 2009.

During fiscal 2009, the Company also issued 200,000 shares of common stock in exchange for consulting services and 150,000 shares in exchange for bookkeeping services.

On September 10, 2009 the Company’s board of directors approved a private placement of common stock at $0.10 per share.  Shares can be issued for a cash payment or in exchange for salary that was earned but not paid for in cash.  The Company’s Chief Information Officer and Chief Executive Officer were issued 200,000 and 100,000 shares, respectively, in exchange for unpaid wages, and the Chief Executive Officer also purchased 100,000 shares with a cash payment.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

10.	Stockholders’ Equity (Continued)

During the second quarter of fiscal 2009, a board member exercised options to purchase 25,000 shares of stock by surrendering free-trading shares of our common stock to pay for the exercise price of such options, resulting in a net issuance of 11,207 shares of common stock.

On June 15, 2008 the Company contracted with Nationwide Solutions, Inc. “Nationwide” to perform consulting, financing and acquisition services.  In addition to a monthly cash fee, Nationwide was granted warrants to purchase up to 2 million shares of the Company’s common stock. The warrants were exercisable through April 30, 2012 at a price of $0.25 per share.  The Company valued the warrants at $243,000 using the Black-Scholes method with an interest rate of 2.29%, volatility of 165%, zero dividends and expected term of 3.8 years.  The Company is amortizing the consulting expense over the life of the contact, and recorded expense of $28,699 in fiscal 2008.  The remaining value of $214,301 is recorded as a prepaid expense at November 30, 2008.  Effective February 20, 2009, Nationwide returned the warrants to the Company, and such warrants were expunged from the Company’s books, resulting in a reduction in prepaid expenses and equity of the remaining book balance of the warrants at such date of $201,412.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

11.	Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2009	2008

Net loss	$(5,013,983)	$(5,382,342)

Weighted average common shares outstanding	26,921,860	25,917,384
Effect of dilutive securities, stock options and preferred stock	-	-
Weighted average dilutive common shares outstanding	26,921,860	25,917,384

Loss per common share – basic	$(.19)	$(.21)

Loss per common share – diluted	$(.19)	$(.21)

12.	Risks and Uncertainties

The Company has created a proprietary IP telephony network and has transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of the business is currently dependent upon the success of the IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;
•	The cooperation of our lender who has waived non-payment defaults on monthly basis and has not accelerated our debt;
•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
•	The cooperation of industry service partners that have signed agreements with us;
•	The availability of additional funds to successfully pursue our business plan;
•
The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

•	The ability to comply with provisions of our financing agreements;
•	The highly competitive nature of our industry;
•	The acceptance of telephone calls over the Internet by mainstream consumers;
•	Our ability to retain key personnel;
•	Our ability to maintain adequate customer care and manage our churn rate;

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED NOVEMBER 30, 2009 AND 2008

12.	Risks and Uncertainties (Continued)

•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers;
•	General economic conditions.

13.	Accounts Payable and Accrued Expenses

	2009	2008

Trade payables	$875,030	$762,741
Payable from sale of subsidiaries	796,499	796,499
Customer deposits	147,600	113,100
Other, individually less than 5% of current liabilities	454,552	410,842

	$2,273,681	$2,083,182

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At November 30, 2009 and 2008, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries.  If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

14.	Related Party Transactions

In connection with its internal use software development costs, the Company paid fees to an intellectual property development firm (“Consultant”) of $252,000 and $310,500 in fiscal 2008 and 2007, respectively.  All such work performed by the Consultant is the property of the Company.  The Company has hired individuals who were performing work for the Company on behalf of the Consultant, and during fiscal 2007, the Company hired the owner of the Consultant.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  The Company officer received fees from the Consultant of $60,000 in fiscal 2009 and 2008.  Total funds paid to the Consultant resulted in capitalized internal use software and computer equipment of $90,000 in fiscal 2009 and $55,000 in fiscal 2008.  The remaining fees of $162,000 in fiscal 2009 and $255,000 in fiscal 2008 were deemed to be operating costs.

At November 30, 2009 total unpaid salary and expenses that is owed to our chief executive officer was $187,372.  Additionally, from December 1, 2009 to March 15, 2010, our chief executive officer has provided unsecured short term loans to the Company totaling $74,000.