Form 10-Q
period 2010-02-28
PERVASIP CORP
filed 2010-04-15
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2010.

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  30,358,519 shares of common stock, par value $.10 per share, as of April 10, 2010.

PART 1. FINANCIAL INFORMATION
Item 1.                      Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	Feb. 28, 2010	Nov. 30, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,054	$35,993
Accounts receivable, net	154,911	184,840
Prepaid expenses and other current assets	99,463	50,393
Total current assets	256,428	271,226

Other assets	108,623	116,143
Total assets	$365,051	$387,369

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$12,732,518	$12,377,252
Accounts payable and accrued expenses	2,522,379	2,273,681
Total current liabilities	15,254,897	14,650,933

Accrued pension obligation	1,276,385	1,266,885
Total liabilities	16,531,282	15,917,818

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.10 par value; 250,000,000 shares
authorized, 30,358,519 and 28,488,379 shares issued and
outstanding in 2010 and 2009	3,035,852	2,848,838
Capital in excess of par value	28,588,050	28,562,726
Deficit	(47,791,638)	(46,943,591)
Accumulated other comprehensive income	1,505	1,578

Total stockholders’ equity deficiency	(16,166,231)	(15,530,449)
Total liabilities and stockholders’ equity deficiency	$365,051	$387,369

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	Feb 28, 2010	Feb 28, 2009

Revenues	$374,767	$593,243

Costs and expenses:
Costs of services	311,444	523,003
Selling, general and administrative	583,243	861,596
Depreciation and amortization	-	137,386
Total costs and expenses	894,687	1,521,985

Loss from operations	(519,920)	(928,742)

Other income (expense):
Interest expense	(328,127)	(462,000)
Interest and other income	-	1,179
Change in warrant valuation	-	2,551,415
Total other income (expense)	(328,127)	2,090,594

Net income (loss)	(848,047)	1,161,852

Other comprehensive loss –
foreign currency translation adjustment	(73)	(2,051)

Comprehensive income (loss)	$(848,120)	$1,159,801

Basic earnings (loss) per share	$(0.03)	$0.04
Diluted earnings (loss) per share	$(0.03)	$0.02

Shares used in per share computation:
Basic	29,069,383	26,242,839
Diluted	29,069,383	76,495,046

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Net cash used in operating activities:	$(124,024)	$(664,117)

Cash flows from financing activities:
Repayment of long-term debt	(2,415)	(15,057)
Proceeds from short-term borrowing	47,000	-
Proceeds from exercise of options	10,000	-
Proceeds from issuance of stock	35,500	-
Inflow from restricted cash	-	657,742
Net cash provided by financing activities	90,085	642,685

Decrease in cash and cash equivalents	(33,939)	(21,432)
Cash and cash equivalents at beginning of period	35,993	130,338
Cash and cash equivalents at the end of period	$2,054	$108,906

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ended November 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2009.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, we have sustained substantial losses from continuing operations in recent years and we have negative working capital and a stockholders’ equity deficiency.  In addition, we are experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations and our debt is callable on demand by our lender.  We have been unable to provide our Chief Executive Officer and our Chief Information Officer with the cash compensation levels that we agreed to pay them.  If either officer ceased to work for us, we may have to discontinue our operations.  We expect our operating losses and cash deficits to continue until we are able to generate sufficient revenues to cover our operating costs.  We need to raise additional cash through some combination of borrowings, sales of equity or debt securities or sales of assets to enable us to meet our cash requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of our company which, in turn, is dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in our future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue operating.  Management’s plans include:

1. Seeking to raise $250,000 in equity in the near term, and additional equity later in the year.  With an equity raise of $250,000, outstanding warrants to purchase approximately 134 million shares of common stock will be retired, and management believes the improved capital structure of our company will help to attract additional capital as new products are launched.

2. Continuing to develop new uses for our Mobile VoIP product.  Our Mobile VoIP product currently runs on a Windows Mobile phone and the Nokia N900 mobile computer.  It is also an application that can be downloaded to the N900 device.  Management plans to increase sales by increasing the number of devices on which our Mobile VoIP product will run.

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash-flow-positive operating results.  If we are unable to generate adequate funds from operations or raise additional funds, we may not be able to repay our existing debt, continue to operate our network, respond to competitive pressures or fund our operations.  As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.  Our financial statements do not include any adjustments that might result from this uncertainty.

Note 3 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Instruments” which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined.  The guidance also clarifies existing disclosures on levels of disaggregation between such classes and about input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements.  The guidance is effective for fiscal interim or annual reporting periods beginning after December 15, 2009.  Adoption of FASB ASC 2010-06 is not expected to have a significant effect on our consolidated financial statements.

Note 4-Major Customers

During the three-month period ended February 28, 2010 one customer accounted for approximately 15% of our revenues and a different customer accounted for approximately 32% of our revenues in the three-month period ended February 29, 2009.  At February 28, 2010 and November 30, 2009, monies owed to us from our major customers accounted for 5% and 23%, respectively, of our total accounts receivable balances.

Note 5-Net Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Approximately 168,792,000 and 20,110,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of diluted net income (loss) per share for the three-month periods ended February 28, 2010 and February 28, 2009, respectively, because the effect would be anti-dilutive.

Note 6-Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from being a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network and the growth of the mobile IP industry.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;
•	The continued cooperation of our lender which has deferred non-payment of principal and interest on a monthly basis and has not accelerated our debt;
•	Our ability to retain key personnel, especially our chief executive officer and our chief information officer, who have not been paid their full salaries;
•	The cooperation of industry service partners that have signed agreements with us;
•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
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

Note 7-Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with FASB authoritative guidance.  For the three-month periods ended February 28, 2010 and February 28, 2009, we recorded approximately $20,000 and $27,000, respectively, in employee stock-based compensation expense, which was included in our selling, general and administrative expenses.  As of February 28, 2010, there was approximately $267,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 8-Accounts Payable and Accrued Expenses

At February 28, 2010 and November 30, 2009, included in the caption accounts payable and accrued expenses, are liabilities of approximately $796,000 for items related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly, and accordingly, we have not reduced the amount of the liability.  One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and is now in a Chapter 7 liquidation.  We believe the bankruptcy filing further decreases our potential liability to the purchaser.  However, there can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

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

We do not expect to make the required quarterly contributions to the defined benefit plan in fiscal 2010 and we have reported to the Pension Benefit Guarantee Corporation that we were unable to pay all the required quarterly contributions in fiscal 2009.

Note 10 – Principal Financing Arrangements

We have executed nine financings agreements with our principal lender and its affiliates.  The first financing was repaid in full in connection with the sale of two subsidiaries, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment, of the remaining principal and interest, when the note is due on September 30, 2010.  The second, third and fifth financings are also due on September 30, 2010, and there are no principal payments required to be made until the notes mature.  Interest on the fifth financing is set at 20%. The interest rate on our fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum, and was 9.75% per annum at February 28, 2009.  Interest on the second and third notes is set at prime plus 2% per annum, or 5.25% per annum at February 28, 2010.  In conjunction with the fifth financing, all interest payments for the next twelve months are accrued and added to the principal balances of the notes.  Cash interest payments were to begin again on a monthly basis commencing in June 2009, but have been deferred on a month-to-month basis.  We remain dependent on our principal lender and its affiliates to continue to defer interest and principal payments and we have no assurances that they will continue to do so.

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

In connection with the February 2009 Financing, we issued warrants to the Affiliates to purchase up to an aggregate of 26,500,000 shares of common stock at a price of $0.10 per share.  Similar to the first five financings with our lender, which also included warrants to purchase our common stock, we determined, in accordance with FASB authoritative guidance, that the warrants issued to our principal lender and the Affiliates in connection with all financings represented derivatives. Accordingly, we recorded the fair value of these derivatives as a debt discount and a liability on our consolidated balance sheet. The discounts were being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  For the quarter ended February 28, 2009, the value of the derivatives was decreased by approximately $2,551,000 to the then-current fair value of $3,478,606 with a corresponding credit to other income.  At November 30, 2009 and at February 28, 2010, due to a significant drop in the price of our common stock, a lack of trading in the our common stock, the uncertainty about our ability to continue in business, our inability to obtain additional financing, our continued losses and financial position and other factors, we determined the fair value of all warrants issued to our lender was zero.  Fair value for this purpose is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As further evidence of the lack of market value of the warrants, on February 11, 2010, we signed a warrant cancellation agreement with our lender which agreed to cancel for no monetary consideration all of the existing warrants it holds to purchase in the aggregate 159,052,573 shares of our common stock when we obtain equity financing of $300,000 from an identified investment group.  Under the terms of the agreement, the lender agreed to execute and deliver to us a cancellation of warrant notice to the Company upon receipt of satisfactory evidence that we received incremental equity of at least $50,000.  For every $50,000 in equity that we receive, the lender has agreed to cancel warrants to purchase an aggregate of 25 million shares.  Upon receipt of $300,000 in total, all of the warrants in the possession of the lender will be cancelled.  As of April 15, 2010, we have raised $52,000 in equity and our lender has cancelled warrants to purchase 25 million shares of our common stock.

On October 6, 2009 and November 6, 2009, we signed demand notes of $10,000 and $50,000 (the “Demand Notes”), respectively, with our lender.   The stated interest rate of the Demand Notes is the prime rate plus 2%.

We did not make the required principal or interest payments on any of the above notes for substantially the entire year ended November 30, 2009 or for the three months ended February 28, 2010.  Our lender has not demanded repayment, and the entire amount outstanding is callable by the lender at any time.  Since the debt is callable at the option of the lender, amortization of the remaining debt discount of $4,256,477 was recorded during the year ended November 30, 2009, so that the carrying amount of the debt is equal to the face value of the notes plus accrued interest.

To secure the payment of all obligations to our lender, we entered into a master security agreement that assigns and grants to an agent for the lender a continuing security interest and first lien on all of our assets including the assets of our subsidiaries.

Note 11-Income Taxes

At November 30, 2009, we had net operating loss carryforwards for Federal income tax purposes of approximately $32,400,000 expiring in the years 2009 through 2029.  There is an annual limitation of approximately $187,000 on the utilization of approximately $1,800,000 of such net operating loss carryforwards under the provisions of Internal Revenue Code Section 382.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that any such benefit would not be realized.

Note 12 – Related Party Transactions

In connection with use of software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 28, 2010 and February 28, 2009, of $64,000 and $63,000, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $15,000 during the three-month period ended February 28, 2010. There was no capitalization of software costs in the three months ended February 28, 2010 and February 28, 2009. The fees for services for three-month periods ended in February 28, 2010 and February 28, 2009 of $64,000 and $63,000, respectively, were deemed to be operating costs.

At February 28, 2010 total unpaid salary and expenses that is owed to our chief executive officer and chief information officer was approximately $248,000 and $40,000, respectively.  Additionally, from December 1, 2009 to April 15, 2010, our chief executive officer has provided unsecured short-term loans to the Company totaling $128,000 and has signed a stock subscription agreement to convert $40,000 of such loans to equity, resulting in a net loan balance of $88,000 as of April 15, 2010.  Our lender has included the $40,000 from our chief executive officer as part of the $52,000 in equity we have raised in March 2010 in conjunction with the cancellation of 25 million warrants.  See Note 10 and Note 15.  At February 28, 2010, short-term loans due to our chief executive officer amounted to $47,000.

Note 13 – Equity

On May 13, 2009, the shareholders of the Company approved a proposed amendment to our certificate of incorporation to effect a reverse split of our common stock, and to maintain the par value of our common stock at $0.10 after any reverse split, and authorized the Board of Directors (“Board”) to file the amendment at any time prior to the next annual meeting.  On February 4, 2010, the Board authorized a reverse split of our common stock on a 1-for-10 basis, whereby we shall issue to each of our stockholders one share of common stock for every 10 shares of common stock held by such stockholder, as it was a requirement of the investors who are seeking to inject new equity of $300,000.  As of April 15, 2010, the date of the reverse split has not been determined.

In December 2009, we issued 250,000 shares of common stock in a private placement to an accredited investor at $0.10 a share and incurred a finder’s fee payable of $2,500.

In December 2009, we issued an aggregate of 120,140 shares of common stock to five employees who elected to accept stock in lieu of cash compensation.

In the first quarter of fiscal 2010, we issued 1,200,000 shares of common stock in conjunction with the exercise of stock options granted under our 2009 equity incentive plan.

In February 2010, we issued 300,000 shares of restricted common stock to an individual in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $0.10 a share, or $30,000, on the date that services began and is being amortized over a three-month period.

Note 14 – Fair Value

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

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, we base fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could significantly affect the results of current or future value.

Warrant Liabilities

At February 28, 2010 and November 30, 2009, management determined that that the value of the Company’s outstanding warrant liabilities was $0.  As many of the factors used to determine the fair value are based on unobservable inputs, we accordingly, classified the fair value measurement of the warrant liability at Level 3 at February 28, 2010 and November 30, 2009.  There was no activity relating to such liabilities for the three-months ended February 28, 2010.

Note 15 - Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, April 15, 2010.

On March 25, 2010, we received warrant cancellation notices from our lender that cancelled warrants to purchase 25 million shares of our common stock as a result of us obtaining $52,000 in cash deposits and signed subscription agreements from accredited investors.

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

Overview

We are a provider of Voice over Internet Protocol (“VoIP”) telephone services.  Our services operate on both fixed and mobile broadband services.  We provide these services using a proprietary Linux-based, open-source softswitch, which utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our IP telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology also works efficiently over mobile phone networks.  In lieu of routing a call from a mobile phone over the voice side of a mobile phone network, we route the call over the data side of the network.  The data side of the mobile phone network is simply another avenue upon which we can run our IP telephony services.  It is a low-cost method of delivering telephone service. We believe it will attract a significant number of subscribers to our service from the larger and more expensive mobile phone carriers.  We refer to our use of the data-side of mobile phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).

We believe that Mobile VoIP, a wireless telephone service, will demonstrate rapid growth.  We utilize the Global System for Mobile communications (“GSM”) standard for Mobile VoIP calls.  GSM is the most popular standard for mobile phones in the world, with 4.3 billion users, in more than 200 countries and territories.  We operate our Mobile VoIP on two different smart phones, the Linux-based Nokia N900 and the Windows Mobile-based HTC Touch Pro 2.  We are a Linux-based software company and prefer operating on Linux-based devices; however, we plan to run over multiple smart phones, by developing a downloadable application for the Android mobile operating system and for the BlackBerry line of wireless mobile devices.  When we operate our Mobile VoIP over a non-Linux smart phone, we license a software program from a third party.  The program is loaded on the smart phone and it instructs the phone to send a radio wave to the data side of the cell phone network when a call is dialed, instead of sending a signal to the voice side of the cell phone network.  When the consumer makes a Mobile VoIP telephone call, the entire operation is seamless to the cell phone user, who receives no indication that the call is a VoIP call.  We also sell our VoIP as an application that can be downloaded to a smart phone that is already in use.

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

Three Months Ended February 28, 2010 vs. Three Months Ended February 28, 2009

Our revenue for the three-month period ended February 28, 2010 decreased by approximately $218,000, or approximately 37%, to approximately $375,000 as compared to approximately $593,000 reported for the three-month period ended February 28, 2010.  The decrease in our revenues resulted from the loss of our largest customer in December 2009.

For the three-month period ended February 28, 2010, our gross profit amounted to approximately $63,000, which was a decrease of approximately $7,000 from the gross profit of approximately $70,000 reported in the three-month period ended February 28, 2009. The decrease was due to the reduction of revenue due to the loss of our largest customer.

Selling, general and administrative expenses decreased by approximately $279,000, or approximately 32%, to approximately $583,000 for the three-month period ended February 28, 2010 from approximately $862,000 reported in the same prior-year fiscal period. We made significant reductions to our salary and consulting expense for the period resulting in a saving of approximately $203,000.

             Depreciation and amortization expense for the three months ended February 28, 2009 was approximately $137,000. There was no depreciation and amortization expense recorded for the period ended February 28, 2010 due to the impairment loss that we recorded at November 30, 2009 and the expensing of all deferred financing costs at November 30, 2009.

Interest expense decreased by approximately $134,000 to approximately $328,000 for the three months ended February 28, 2010 as compared to approximately $462,000 for the three months ended February 28, 2009.  In fiscal 2010, we no longer use the effective interest method to record interest expense, as we did in fiscal 2009, because we wrote off all debt discounts at November 30, 2009.

The mark-to-market adjustment to our warrant liability resulted in warrant income for the three-month period ended February 28, 2009 of approximately $2,551,000, which was due to the decrease in the market value of our common stock from November 30, 2008 to February 28, 2009. There was no income or expense for mark-to-market adjustment in the three-month period ended February 28, 2010 due to a zero valuation of warrants held by our lender on November 30, 2009 and February 28, 2010.

Liquidity and Capital Resources

At February 28, 2010, we had cash and cash equivalents of approximately $2,000 and negative working capital of approximately $14,998,000.

Net cash used in operating activities aggregated approximately $127,000 and $664,000 in the three-month periods ended February 28, 2010 and February 28, 2009, respectively.  The principal use of cash for the quarter ended February 28, 2010 was a loss from operations of approximately $520,000. The principal use of cash in the quarter ended February 28, 2009 was a loss from operations of approximately $929,000.

Net cash provided by financing activities aggregated approximately $93,000 and $643,000 in the three-month periods ended February 28, 2010 and February 28, 2009, respectively. In fiscal year 2010 cash provided by financing activities resulted from short-term loans and proceeds from the exercise of options and issuance of stock. In fiscal year 2009, cash provided by financing activities resulted from cash received from a restricted bank account that was funded in connection with financings on October 15, 2008 and February 18, 2009.

            For the three months ended February 28, 2010, we had no capital expenditures. We expect to make equipment purchases of less than $50,000 in the second fiscal quarter of 2010; however such purchases will be dependent on our growth and the availability of cash or equipment financing.  We expect that other capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network that will be required to support our Mobile VoIP customer.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended November 30, 2009 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on nine separate occasions over the past four years.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue to be cooperative with us, although it cannot provide us with any additional funding.  Our lender, up to this point in time, has been deferring payments of interest and principal on a monthly basis and has not accelerated any indebtedness.  We need immediate funding in order to continue our business operations.  On February 11, 2010, in order to help us attract additional capital, we signed a warrant cancellation agreement with our lender that cancels warrants to purchase 25 million shares of common stock for each $50,000 in new equity, or all of the warrants held by our lender if we raise $300,000 in new equity from a specified investment group.  We are working with a small group of investors to raise money so that the outstanding warrants can be canceled, and we have raised $52,000.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

    (b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Under the supervision and with the participation of our chief executive officer/chief financial officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. During the course of this assessment, management identified material weaknesses relating primarily to:

•	Segregation of duties
•	recording complex financial transactions, primarily in the analysis and calculation of debt financings and the issuance of warrants and options
•	performance of timely and accurate year-end closing process

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

In February 2010, we issued 300,000 shares of restricted common stock to an individual in conjunction with a contractual obligation for investor relation services.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”) to an investor that represented to us that it was an “accredited investor,” as defined in the Act.

In December 2009, we issued 250,000 shares of restricted common stock in conjunction with a private placement to an accredited investor.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act to an investor that represented to us that it was an “accredited investor,” as defined in the Act.

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

Pervasip Corp.

Date: April 15, 2010	By:	/s/ Paul H. Riss
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