Form 10-Q
period 2010-05-31
PERVASIP CORP
filed 2010-07-15
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2010.

[      ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No ___.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No     X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  33,280,519 shares of common stock, par value $.10 per share, as of July 15, 2010.

PART 1. FINANCIAL INFORMATION
Item 1.                      Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2010	Nov. 30, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$18,297	$35,993
Accounts receivable, net	161,754	184,840
Prepaid expenses and other current assets	76,310	50,393
Total current assets	256,361	271,226

Other assets	65,583	116,143
Total assets	$321,944	$387,369

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$13,001,610	$12,377,252
Short-term borrowings	128,000	-
Accounts payable and accrued expenses	2,555,349	2,273,681
Total current liabilities	15,684,959	14,650,933

Accrued pension obligation	1,288,385	1,266,885
Total liabilities	16,973,344	15,917,818

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.10 par value; 250,000,000 shares authorized, 32,688,519 and 28,488,379 shares issued and outstanding in 2010 and 2009	3,268,852	2,848,838
Capital in excess of par value	28,635,625	28,562,726
Deficit	(48,556,675)	(46,943,591)
Accumulated other comprehensive income	798	1,578

Total stockholders’ equity deficiency	(16,651,400)	(15,530,449)
Total liabilities and stockholders’ equity deficiency	$321,944	$387,369

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

Revenues	$738,042	$1,158,910	$363,275	$565,667

Costs and expenses:
Costs of services	523,432	931,844	211,988	408,841
Selling, general and administrative	1,173,626	1,398,160	590,383	536,564
Depreciation and amortization	-	275,969	-	138,583
Total costs and expenses	1,697,058	2,605,973	802,371	1,083,988

Loss from operations	(959,016)	(1,447,063)	(439,096)	(518,321)

Other income (expense):
Interest expense	(664,703)	(1,112,717)	(336,576)	(650,717)
Interest and other income	10,635	2,106	10,635	927
Change in warrant valuation	-	(637,738)	-	(3,189,153)
Total other income (expense)	(654,068)	(1,748,349)	(325,941)	(3,838,943)

Net loss	(1,613,084)	(3,195,412)	(765,037)	(4,357,264)

Other comprehensive income (loss) –
Foreign currency translation adjustment	(780)	5,169	(707)	7,220

Comprehensive loss	$(1,613,864)	$(3,190,243)	$(765,744)	$(4,350,044)

Loss per share	$(0.05)	$(0.12)	$(0.02)	$(0.17)

Shares used in computation of loss per share	29,942,243	26,289,607	30,796,128	26,335,358

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2010	May 31, 2009
Net cash used in operating activities:	$(291,266)	$(932,766)

Cash flow used in investing activities:
Purchase of property and equipment	-	(58,500)

Cash flows from financing activities:
Repayment of long-term debt	(4,930)	(4,200)
Proceeds from short-term borrowing	128,000	-
Proceeds from exercise of options	35,000	-
Proceeds from issuance of stock	115,500	-
Inflow from restricted cash	-	937,874
Net cash provided by financing activities	273,570	933,674

Decrease in cash and cash equivalents	(17,696)	(57,592)
Cash and cash equivalents at beginning of period	35,993	130,338
Cash and cash equivalents at the end of period	$18,297	$72,746

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month or three-month periods ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ended November 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2009.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, we have sustained substantial losses from operations in recent years and we have negative working capital and a stockholders’ equity deficiency.  In addition, we are experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain our operations and our debt is callable on demand by our lender.  We have been unable to provide our Chief Executive Officer and our Chief Information Officer with the cash compensation levels that we agreed to pay them.  If either officer ceased to work for us, we may have to discontinue our operations.  We expect our operating losses and cash deficits to continue until we are able to generate sufficient revenues to cover our operating costs.  We need to raise additional cash through some combination of borrowings, sales of equity or debt securities or sales of assets to enable us to meet our cash requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of our company which, in turn, is dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in our future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue operating.  Management’s plans include:

1. Seeking to raise $149,000 in equity in the near term, and additional equity later in the year.  With an equity raise of $149,000, outstanding warrants to purchase approximately 84 million shares of common stock will be retired, and management believes the improved capital structure of our company will help to attract additional capital as new products are launched.

2. Continuing to develop new uses and distribution channels for our Mobile VoIP product.  Our Mobile VoIP product currently runs on several Nokia smart phones.  It is also an application that can be downloaded to hundreds of mobile devices.  Management plans to increase sales by utilizing established application distribution websites, such as GetJar, which allows consumers to download our VoIP application whether they are using a Windows Mobile, Android or Symbian handset.  GetJar is the world’s second largest app store, with more than 1 billion downloads since it was launched, and it allows us to reach consumers in more than 200 countries who are looking for applications for their particular handset.  We began using GetJar in July 2010.

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

Note 3 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Instruments” which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined.  The guidance also clarifies existing disclosures on levels of disaggregation between such classes and about input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements.  The guidance is effective for fiscal interim or annual reporting periods beginning after December 15, 2009.  Adoption of FASB ASC 2010-06 did not have a significant effect on our consolidated financial statements.

Note 4 - Major Customers

During the six-month period ended May 31, 2010, one customer accounted for approximately 19% of our revenues, while during the three-month period ended May 31, 2010, two customers accounted for approximately 23% and 10%, respectively, of our revenues. During the six-month and three-month periods ended May 31, 2009, one customer accounted for approximately 36% and 39%, respectively, of our revenues.

Note 5 - Loss Per Common Share

Loss per common share is calculated by dividing our net loss for a period by the weighted average number of common shares outstanding during that period.

Approximately 154,221,000 and 177,651,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of net loss per share for the six-month and three-month periods ended May 31, 2010 and 2009, respectively, because the effect would be anti-dilutive.

Note 6 - Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from being a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network and the growth of the mobile IP industry.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;
•	The continued cooperation of our lender, which has deferred non-payment of principal and interest on a monthly basis and has not accelerated our debt;
•
Our ability to retain key personnel, especially our chief executive officer and our chief information officer, who have not been paid their full salaries over the past 18 months and 8 months, respectively;

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

Note 7 - Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock. (See Note 13).  For the six-month periods ended May 31, 2010 and 2009, we recorded approximately $265,000 and $256,000, respectively, in stock-based compensation expense.  For the three-month periods ended May 31, 2010 and 2009, we recorded approximately $168,000 and $127,000, respectively, in stock-based compensation expense.  For the six-month periods ended May 31, 2010 and 2009, approximately $198,000 and $205,000 of the expense related to grants made to consultants.  For the three-month periods ended May 31, 2010 and 2009, approximately $128,000 and $102,000 of the stock option expense related to grants to consultants.   As of May 31, 2010, there was approximately $14,000 of unrecognized stock-compensation expense for previously-granted stock purchase warrants and stock that will be expensed over a one-year period.  As of May 31, 2010, there was approximately $215,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8 - Accounts Payable and Accrued Expenses

At May 31, 2010 and November 30, 2009, included in the caption accounts payable and accrued expenses, are liabilities of approximately $796,000 for items related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly and, accordingly, we have not reduced the amount of the liability.  One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and is now in a Chapter 7 liquidation.  We believe the bankruptcy filing further decreases our potential liability to the purchaser.  However, there can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

Note 9 - Defined Benefit Plan

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

We do not expect to make the required quarterly contributions to the defined benefit plan in fiscal 2010 and we have reported to the Pension Benefit Guarantee Corporation that we were unable to pay all the required quarterly contributions in fiscal 2009 and that the plan no longer can make monthly pension payments to the plan participants.

Note 10 – Principal Financing Arrangements

We have executed nine financing agreements with our principal lender and its affiliates.  As of May 31, 2010 and November 30, 2009, the total indebtedness to our lender and its affiliates, including accrued interest was $12,888,061 and  $12,175,165, respectively.  The first financing was repaid in full in connection with the sale of two subsidiaries, and the second, third and fourth financings were amended upon the signing of the fifth financing on May 28, 2008. The fourth financing, in the amount of $4,000,000, requires that we make principal payments of $100,000 each month, beginning in October 2009, and a balloon payment of the remaining principal and interest when the note is due on September 30, 2010.  The second, third and fifth financings are also due on September 30, 2010, and there are no principal payments required to be made until the notes mature.  Interest on the fifth financing is set at 20%. The interest rate on our fourth financing is set at prime plus 2%, subject to a minimum of 9.75% per annum, and was 9.75% per annum at May 31, 2010.  Interest on the second and third notes is set at prime plus 2% per annum, or 5.25% per annum at May 31, 2010.  In conjunction with the fifth financing, all interest payments for the next twelve months were accrued and added to the principal balances of the notes.  Cash interest payments were to begin again on a monthly basis commencing in June 2009, but have been deferred on a month-to-month basis.  We remain dependent on our principal lender and its affiliates to continue to defer interest and principal payments and we have no assurances that they will continue to do so.

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

In connection with the February 2009 Financing, we issued warrants to the Affiliates to purchase up to an aggregate of 26,500,000 shares of common stock at a price of $0.10 per share.  Similar to the first five financings with our lender, which also included warrants to purchase our common stock, we determined, in accordance with FASB authoritative guidance, that the warrants issued to our principal lender and the Affiliates in connection with all financings represented derivatives. Accordingly, we recorded the fair value of these derivatives as a debt discount and a liability on our consolidated balance sheet. The discounts were being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  For the three-months and six-months ended May 31, 2009, the value of the derivatives were increased by approximately $638,000 and $3,189,000, with a corresponding charge to other income.  At November 30, 2009 and at May 31, 2010, due to a significant drop in the price of our common stock, a lack of trading in our common stock, the uncertainty about our ability to continue in business, our inability to obtain additional financing, our continued losses and financial position and other factors, we determined the fair value of all warrants issued to our lender was zero.  Fair value for this purpose is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As further evidence of the lack of market value of the warrants, on February 11, 2010, we signed a warrant cancellation agreement with our lender pursuant to which our lender agreed to cancel for no monetary consideration all of the existing warrants it holds to purchase in the aggregate 159,052,573 shares of our common stock when we obtain equity financing of $300,000 from an identified investment group.  Under the terms of the agreement, the lender agreed to execute and deliver to us a cancellation of warrant notice upon receipt of satisfactory evidence that we received incremental equity of at least $50,000.  For every $50,000 in equity that we receive, the lender has agreed to cancel warrants to purchase an aggregate of 25 million shares.  Upon receipt of $300,000 in total, all of the warrants in the possession of the lender will be cancelled.  As of June 30, 2010, we have raised $151,200 in equity and our lender has cancelled warrants to purchase 50 million shares of our common stock, and is in the process of canceling warrants to purchase an additional 25 million shares of common stock.

On October 6, 2009 and November 6, 2009, we signed demand notes of $10,000 and $50,000 (the “Demand Notes”), respectively, with our lender.   The stated interest rate of the Demand Notes is the prime rate plus 2%.

We did not make the required principal or interest payments on any of the above notes for substantially the entire year ended November 30, 2009 or for the six months ended May 31, 2010.  Our lender has not demanded repayment, and the entire amount outstanding is callable by the lender at any time.  Since the debt is callable at the option of the lender, amortization of the remaining debt discount of $4,256,477 was recorded during the year ended November 30, 2009, so that the carrying amount of the debt is equal to the face value of the notes plus accrued interest.

To secure the payment of all obligations to our lender, we entered into a master security agreement that assigns and grants to an agent for the lender a continuing security interest and first lien on all of our assets, including the assets of our subsidiaries.

Note 11 - Income Taxes

At November 30, 2009, we had net operating loss carryforwards for Federal income tax purposes of approximately $32,400,000 that expire in the years 2010 through 2029.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized.

Note 12 – Related Party Transactions

In connection with use of software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the six-month periods ended May 31, 2010 and May 31, 2009, of $126,000 and $127,000, respectively. For the three-month periods ended May 31, 2010 and May 31, 2009, we paid fees of $63,000 and $63,000, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $30,000 during the six-month period ended May 31, 2010. There was no capitalization of software costs in the six- months ended May 31, 2010, while for the six-months ended May 31, 2009 $58,500 was capitalized. The fees for services for six-month periods ended in May 31, 2010 and May 31, 2009 of $63,000 and $63,000, respectively, were deemed to be operating costs.

At May 31, 2010, total unpaid salary and expenses that were owed to our chief executive officer was approximately $307,000.  Additionally, from December 1, 2009 to May 31, 2010, our chief executive officer has provided unsecured short-term demand loans to the Company, at an interest rate of 2% per month, totaling $128,000, and participated in a private placement with an investor group to purchase $80,000 in equity from us. Our lender has included the $80,000 from our chief executive officer as part of the $151,200 in equity we have raised since February 11, 2010 in conjunction with the cancellation of its warrants.  See Note 10 and Note 15.  At July 15 2010, short-term loans due to our chief executive officer amounted to $141,000.  On May 28, 2010, our chief information officer converted unpaid salary expense of $70,000 into 700,000 shares of our common stock and warrants to purchase 1,400,000 shares of common stock at a price of $0.10 per share.

Note 13 – Equity

On May 13, 2009, our shareholders approved a proposed amendment to our certificate of incorporation to effect a reverse split of our common stock, and to maintain the par value of our common stock at $0.10 after any reverse split, and authorized our Board of Directors (“Board”) to file the amendment at any time prior to the next annual meeting.  On February 4, 2010, the Board authorized a reverse split of our common stock on a 1-for-10 basis, whereby we shall issue to each of our stockholders one share of common stock for every 10 shares of common stock held by such stockholder, as such reverse stock split was a requirement of the investors who are seeking to inject new equity of $300,000.  As of July 15, 2010, the reverse split has been postponed, as the investors did not require that it be completed at that point in time.

In December 2009, we issued 250,000 shares of common stock in a private placement to an accredited investor at $0.10 a share and incurred a finder’s fee payable of $2,500 plus a four-year warrant to purchase 25,000 shares of our common stock at $0.12 per share .

In December 2009, we issued an aggregate of 120,140 shares of common stock to five employees who elected to accept stock in lieu of cash compensation.

In the first quarter of fiscal 2010, we issued 1,200,000 shares of common stock in conjunction with the exercise of stock options granted under our 2009 equity incentive plan.

In February 2010, we issued 300,000 shares of restricted common stock to an individual in conjunction with a contractual obligation for investor relations services.  The stock was valued at its fair market value of $0.10 a share, or $30,000, on the date that services began and is being amortized over a three-month period.

In April 2010, we issued 150,000 shares of restricted common stock to a sales and marketing firm in conjunction with a contractual obligation to sell our products.   The stock was valued at its fair market value of $0.095 a share, or $14,250 on the date that services began and was amortized over a one-month period.

In May 2010, we issued 330,000 shares of common stock to a sales and marketing firm in conjunction with a contractual obligation to sell our products. The stock was valued at its fair market value of $0.065 a share, or $21,450, on the date that services began and is being amortized over a one-month period.

In the second quarter of fiscal 2010, we issued 350,000 shares of common stock in conjunction with the exercise of stock options granted under our equity incentive plans.

In May 2010, our chief executive officer purchased 800,000 shares of common stock and warrants to purchase 1,600,000 shares of common stock at a price of $0.10 per share, for an aggregate purchase price of $80,000.

In May 2010, our chief information officer converted unpaid salary expense of $70,000 into 700,000 shares of our common stock and warrants to purchase 1,400,000 shares of common stock at a price of $0.10 per share.

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

Warrant Liabilities

At May 31, 2010 and November 30, 2009, management determined that that the value of our outstanding warrant liabilities was $0.  As many of the factors used to determine the fair value are based on unobservable inputs, we accordingly classified the fair value measurement of the warrant liability at Level 3 at May 31, 2010 and November 30, 2009.  There was no activity relating to such liabilities for the six-months and three-months ended May 31, 2010.

Note 15 - Subsequent Events

In June 2010 we issued 217,000 shares of common stock and a two-year warrant to purchase 434,000 shares of our common stock to a private investor for a purchase price of $21,700.  We also issued 175,000 shares of our common stock to a consultant in conjunction with an option exercise, upon receipt of $17,500.  These equity transactions gave us a total of $151,200 in new equity that we have raised since we signed a warrant cancellation agreement with our lender on February 11, 2010.  Each time we raise $50,000 in new equity, our lender has agreed to cancel warrants to purchase 25 million shares of our common stock.  Accordingly, we have submitted paperwork to our lender to cancel warrants to purchase 25 million shares of our common stock, and our lender has indicated that it is processing the warrant cancellation paperwork.  Upon receipt of such paperwork, in the aggregate, warrants to purchase 75 million shares of our common stock will have been cancelled in conjunction with the February 11, 2010 warrant cancellation agreement.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.  These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulations.  Further, the information about our intentions contained in this Report are statements of our intentions as of the date of this Report and are based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Overview

The continued growth in both mobile and Voice-over-Internet Protocol (“VoIP”) telephone services has resulted in a new mobile VoIP market.  Adding VoIP to mobile telephone services allows subscribers to make inexpensive calls from their mobile phones instead of using costly airtime minutes.  We enable mobile phone users to access this emerging market in two different manners.  First, we have an easy-to-download VoIP application that enables users to make low-cost VoIP calls over our Internet Protocol (“IP”) network all over the world.   The application can be downloaded to hundreds of handset models, including Symbian, Windows Mobile, iPhone, Maemo, Android and Palm handsets with 3G or GPRS or WiFi coverage.  The user needs to have a data plan that allows the handset to surf the Internet.  Without the data connection, a VoIP application will not work.  Second, we offer for sale certain Nokia smart phones with unlimited data, calling and text messaging to the U.S., Canada and Puerto Rico.  In this case, our service is not downloaded over an existing carrier’s plan.  Instead, our service is loaded directly onto the handset before the handset is shipped to the customer.  We sell the VoIP application to consumers who are looking to save money on wireless telephone service but do not want to buy a new mobile phone, or decide they cannot buy one because they are in a contract with a mobile service carrier.  We sell the Nokia smart phones with our unlimited service to consumers who are looking for a new mobile phone and do not need to be concerned with contractual obligations to a service carrier.  Unlike many of the larger mobile phone service carriers, we do not require a one or two-year contract to sign up for our mobile phone service.

Our VoIP technology works efficiently over mobile phone networks.  In lieu of routing a call from a mobile phone over the voice side of a mobile phone network, we route the call over the data side of the network, which runs over the Internet.  It is a low-cost method of delivering telephone service, especially when the user is making international calls, because we do not have to hand off the call to another carrier to complete the call.  Instead, after the call reaches the cell phone tower, it is placed on the Internet, where it travels to our switch and is completed by us.  We believe we can attract a significant number of subscribers to our service from the larger and more expensive mobile phone carriers.  We refer to our use of the data-side of mobile phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).  Our Mobile VoIP service also runs over WiFi networks. The range of WiFi is significantly less than the range of the mobile phone networks, but the WiFi option allows our customers to use their mobile phones in buildings in which they cannot receive a signal from the mobile phone network.

We believe that Mobile VoIP, a wireless telephone service, will demonstrate rapid growth.  We also believe that mobile applications will experience significant growth.  Market research firm In-Stat (http://www.in-stat.com) projects the total number of Mobile VoIP users will be reach 288 million by the end of 2013.  According to iSuppli Corp., the market for preloaded applications and other software for mobile phones will grow to $7.7 billion in 2014, up from $3.3 billion in 2008.

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

Our approach to VoIP does not require expensive network equipment to provide telephony services.  Instead we rely on our proprietary software and a “server cluster” or “server farm” architecture.  Unlike the typical telecom model in which one large expensive machine performs almost every task, we have a server farm comprised of a cluster of Dell servers and Cisco routers, where each machine performs a different task and has from one to three backup machines to ensure that services never go down.  By not relying on the equipment and related software of telecom equipment vendors, we are able to control our own destiny and scale without the limitations and delays associated with equipment financing, installation and the integration of new machines and source code updates that equipment vendors impose on VoIP carriers.  Our philosophy is that VoIP is an application and should be treated the same way that companies such as Google, Inc. process their data.  Consequently, data servers and routers are the appropriate vehicle on which to process our VoIP calls.

Our approach to VoIP makes it possible for us to provide VoIP as an application that a consumer can download over the Internet to his or her smart phone.  We believe the U.S. is in the early stages of a smart phone revolution.  A smart phone is a mobile telephone offering advanced capabilities, including PC-like functionality.  The growth in demand for smart phones with powerful processors, plentiful memory, open operating systems, sizeable video screens, and the ability to tether the smartphone to an even larger PC or television screen, has outpaced the sales growth of mobile phones.  We believe the smart phone revolution is a significant component of an even larger mobile Internet revolution.  We believe we can participate and benefit from the mobile Internet revolution by providing our Mobile VoIP service to smart phone users.  We currently provide our Mobile VoIP service on several smart phones, and our downloadable application runs on hundreds of smart phone models.  Our high-speed wireless service is not limited to a WiFi-hot spot, but is available on the 3G mobile network or the EDGE network – basically anywhere that a GSM carrier can provide service.

Six  Months Ended May 31, 2010 vs. Six Months Ended May 31, 2009

Our revenue for the six-month period ended May 31, 2010 decreased by approximately $421,000, or approximately 36%, to approximately $738,000 as compared to approximately $1,159,000 reported for the six-month period ended May 31, 2009.  The decrease in our revenues resulted from the loss of our largest customer in December 2009.

For the six-month period ended May 31, 2010, our gross profit amounted to approximately $215,000, which was a decrease of approximately $12,000 over the gross profit of approximately $227,000 reported in the six-month period ended May 31, 2009.  The decrease was due to the reduction of revenue due to the loss of our largest customer.  However, we were able to increase our gross profit percentage from 20%, for the six-month period ended May 31, 2009, to 29%, for the six-month period ended May 31, 2010, by reducing our cost of completing telephone calls to phone numbers that are not on our network and by increasing some of the fees we charge to our customers.

Selling, general and administrative expenses decreased by approximately $224,000, or approximately 16%, to approximately $1,174,000 for the six-month period ended May 31, 2010 from approximately $1,398,000 reported in the same prior-year fiscal period.  We made significant reductions to our salary and consulting expense for the 2010 period resulting in a savings of approximately $222,000.

Depreciation and amortization expense for the six-months ended May 31, 2009 amounted to approximately $276,000. There was no depreciation and amortization expense recorded for the six-month period ended May 31, 2010 due to the impairment loss that we recorded at November 30, 2009 and the expensing of all deferred financing costs at November 30, 2009.

Interest expense decreased by approximately $448,000, to approximately $665,000 for the six-month period ended May 31, 2010 as compared to approximately $1,113,000 for the six-month period ended May 31, 2009.  We wrote off all debt discounts at November 30, 2009, and therefore our interest expense in 2010 is no longer impacted by the previously recorded debt discounts.

The mark-to-market adjustment to our warrant liability resulted in warrant expense for the six-month period ended May 31, 2009 of approximately $638,000, which was due to the increase in the market value of our common stock from November 30, 2008 to May 31, 2009. There was no income or expense for mark-to-market adjustment in the six-month period ended May 31, 2010 due to the warrants being held by our lender being valued at zero on November 30, 2009 and May 31, 2010.

Three Months Ended May 31, 2010 vs. Three Months Ended May 31, 2009

Our revenue for the three-month period ended May 31, 2010 decreased by approximately $203,000, or approximately 36%, to approximately $363,000 as compared to approximately $566,000 reported for the three-month period ended May 31, 2009.  The decrease in our revenues resulted from the loss of our largest customer in December 2009.

For the three-month period ended May 31, 2010, our gross profit amounted to approximately $151,000, which was a decrease of approximately $6,000 from the gross profit of approximately $157,000 reported in the three-month period ended May 31, 2009.  The decrease was due to the reduction of revenue due to the loss of our largest customer.  However, we were able to increase our gross profit percentage from 28% for the three-month period ended May 31, 2009, to 42%, for the three-month period ended May 31, 2010, by reducing our cost of completing telephone calls to phone numbers that are not on our network and by increasing some of the fees we charge to our customers.

Selling, general and administrative expenses increased by approximately $53,000, or approximately 10%, to approximately $590,000 for the three-month period ended May 31, 2010 from approximately $537,000 reported in the same prior-year fiscal period. The increase is due mainly to an increase in marketing expense to market our mobile VoIP product of approximately $100,000 and offset by reduction in personnel and consulting costs of $40,000.

Depreciation and amortization expense for the three-month period ended May 31, 2009 was approximately $139,000. There was no depreciation and amortization expense recorded for the three-month period ended May 31, 2010 due to the impairment loss that we recorded at November 30, 2009 and the expensing of all deferred financing costs at November 30, 2009.

Interest expense decreased by approximately $314,000 to approximately $337,000 for the three-months ended May 31, 2010 as compared to approximately $651,000 for the three-months ended May 31, 2009.  As discussed above, in fiscal 2010, our interest expense is no longer impacted by previously recorded debt discounts.

The mark-to-market adjustment to our warrant liability resulted in warrant expense for the three-month period ended May 31, 2009 of approximately $3,189,000, which was due to the increase in the market value of our common stock from February 28, 2009 to May 31, 2009. There was no income or expense for mark-to-market adjustment in the three-month period ended May 31, 2010 due to the warrants being held by our lender being valued at zero on February 28, 2010, and May 31, 2010.

Liquidity and Capital Resources

At May 31, 2010, we had cash and cash equivalents of approximately $18,000 and negative working capital of approximately $15,429,000.

Net cash used in operating activities aggregated approximately $291,000 and $933,000 in the six-month periods ended May 31, 2010 and May 31, 2009, respectively.  The principal use of cash in the fiscal 2010 was a net loss of approximately $1,613,000, which included non-cash interest expense of approximately $653,000 and non-cash stock-based compensation expense of approximately $265,000.  The principal uses of cash in the fiscal year ended May 31, 2009 was a net loss of approximately $3,195,000, which included a non-cash mark-to-market warrant adjustment charge of approximately $638,000 and amortization of debt discount of approximately $993,000.

Net cash used in investing activities in the six-month period ended May 31, 2009 aggregated approximately $59,000. There were no investing activities during the six-month period ended May 31, 2010.

Net cash provided by financing activities aggregated approximately $274,000 and $934,000 in the six-month periods ended May 31, 2010 and May 31, 2009, respectively. In fiscal 2010, cash provided by financing activities resulted in proceeds from short-term borrowing and proceeds from the issuance of stock.  In fiscal year 2009, cash provided by financing activities resulted primarily from cash received from a restricted bank account that was funded in connection with financings on October 15, 2008 and February 18, 2009.

For the six-month period ended May 31, 2010, we had no capital expenditures. We expect to make capital expenditures of less than $50,000 in the second half of fiscal year 2010; however such expenditures will be dependent on our growth and the availability of cash or equipment financing.  We expect that any capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network to support our customer growth.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended November 30, 2009 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on nine separate occasions over the past four years.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue to be cooperative with us, although it cannot provide us with any additional funding.  Our lender, up to this point in time, has been deferring payments of interest and principal on a monthly basis and has not accelerated any indebtedness.  We need immediate funding in order to continue our business operations.  In order to help us attract additional capital, on February 11, 2010, we signed a warrant cancellation agreement with our lender that cancels warrants to purchase 25 million shares of common stock for each $50,000 in new equity, or all of the warrants held by our lender if we raise $300,000 in new equity from a specified investment group.  We are working with a small group of investors to raise money so that the outstanding warrants can be canceled, and we have raised $151,000, including $80,000 from our chief executive officer.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

      (b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Under the supervision and with the participation of our chief executive officer/chief financial officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. During the course of this assessment, management identified material weaknesses relating primarily to:

•	Segregation of duties
•	recording complex financial transactions, primarily in the analysis and calculation of debt financings and the issuance of warrants and options
•	performance of timely and accurate year-end closing process

We have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial and taxation transactions.  This lack of staffing continued throughout fiscal 2009, during the first half of fiscal 2010 and as of the date of this report.  Management believes the lack of qualified, accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2009 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with technical and accounting-related expertise to assist us in accounting for complex financial transactions and the hiring of additional accounting staff.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

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

PERVASIP CORP.
PART II-OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2010, we issued 150,000 shares of restricted common stock to a company in conjunction with a contractual obligation for sales and marketing services.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”).

On May 13, 2010, we issued 800,000 shares of restricted common stock and warrants to purchase 1,600,000 shares of common stock to our chief executive officer in conjunction with a private placement.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On May 28, 2010, we issued 700,000 shares of restricted common stock and warrants to purchase 1,400,000 shares of common stock to our chief information officer.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

On June 24, 2010, we issued 217,000 shares of restricted common stock and warrants to purchase 434,000 shares of common stock to an accredited investor in conjunction with a private placement.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

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

Pervasip Corp.

Date: July 15, 2010	By:	/s/ Paul H. Riss
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