Form 10-K
period 2010-11-30
PERVASIP CORP
filed 2011-03-16
CIK 90721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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
Common Stock, par value $.10 per share

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shortest time that the registrant was required to submit and post such files).    Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock as of May 31, 2010 was approximately $3,674,000.

The number of shares outstanding of the registrant’s classes of common stock, as of March 15, 2011, was 14,501,280.

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

PART I

Item 1.	Description of Business
Item 1A.	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quanitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
Item 15.	Exhibits, Financial Statement Schedules

Special Note Regarding Forward Looking Statements

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	The availability of additional funds to successfully pursue our business plan;
•	The cooperation of our lender which has not demanded repayment of our debt that was due in October 2010;
•	The cooperation of industry service partners that have signed agreements with us;
•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
•
The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

•	Our ability to comply with provisions of our financing agreements;
•	The highly competitive nature of our industry;
•	The acceptance of telephone calls over the Internet by mainstream consumers;
•	Our ability to retain key personnel;
•	Our ability to maintain adequate customer care and manage our churn rate;
•	The impact of adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes, fees and penalties;
•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers; and
•	General economic conditions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the statements about our intentions contained in this document are statements of our intentions as of the date of this document and are based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us” and “our.”

Item 1. – Business

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  We provide these services using a proprietary Linux-based, open-source softswitch, which utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our IP telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology also works efficiently over mobile phone networks.  In lieu of routing a call from a mobile phone over the voice side of a mobile phone network, we route the call over the data side of the network.  The data side of the mobile phone network is simply another avenue upon which we can run our IP telephony services.  It is a low-cost method of delivering telephone service. We believe it will attract a significant number of subscribers to our service from the large and expensive mobile phone carriers.  We refer to our use of the data-side of mobile phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).

The continued growth in both mobile telephone services and VoIP telephone services has resulted in a new Mobile VoIP market.  Adding VoIP to mobile telephone services allows subscribers to make inexpensive calls from their mobile phones instead of using costly airtime minutes.  We enable mobile phone users to access this emerging market in two different manners.  First, we have an easy-to-download VoIP application that enables users to make low-cost VoIP calls over our IP network all over the world.   The application can be downloaded to hundreds of handset models, including Symbian, Windows Mobile, iPhone, Maemo, Android and Palm handsets with 3G or WiFi coverage.  The user needs to have a data plan that allows the handset to surf the Internet.  Without the data connection, a VoIP application will not work.  Second, we offer for sale certain Nokia smart phones with unlimited data, calling and text messaging to the U.S., Canada and Puerto Rico.  In this case, our service is not downloaded over an existing carrier’s plan.  Instead, our service is loaded directly onto the handset before the handset is shipped to the customer.  We sell the VoIP application to consumers who are looking to save money on wireless telephone service but do not want to buy a new mobile phone, or decide they cannot buy one because they are in a contract with a mobile service carrier.  We sell certain Nokia smart phones with our unlimited service to consumers who are looking for a new mobile phone and do not need to be concerned with contractual obligations to a service carrier.  Unlike many of the larger mobile phone service carriers, we do not require a one or two-year contract to sign up for our mobile phone service.

Today we support thousands of active users around the world through our wholesale channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services, as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, our wholesale customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or our own brand, which is VoX Communications.  We are able to provide customized solutions that other VoIP providers, with more financial resources, are not able to provide.  For example, for customers who use the Ojo Vision Digital Video Phone on our network, we can provide video voice mail, simultaneous ringing (for example, dial one number and ten phones in ten locations ring at the same time), video ads to consumers, photos ads to consumers, and video calling without the one- or two-second delay that other carriers experience.  We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

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

Although we allow individual users to purchase our digital voice service on the VoX website at http://www.voxcorp.net/, we focused our efforts on becoming a wholesale provider of digital voice services.  As a wholesaler, we enable broadband service providers to sell a voice product to their existing customers before a retail VoIP company approaches the broadband customer with its voice product.  This wholesale model contains many cost advantages for us, especially with regard to customer acquisition costs.  Companies that sell digital voice services on a retail level typically experience significant customer acquisition costs because of the high marketing expenses and special promotions they use to attract an end-user who already has broadband service.  We do not incur the expense of retail customer acquisitions, as these costs are borne by our wholesale customers.  Our wholesale customers, however, often can attract retail customers in a more cost-effective manner than we can because the wholesale customer already has a customer base of end-users who are utilizing broadband services.

With the launching of our Mobile VoIP product and our video phone service, we anticipate we will change our focus to the retail smart phone consumer.  This consumer could be a customer of VoX, or it could be a person who bought a phone and phone service under a different name, but VoX is providing the service.  For example, we have signed an agreement with a person-to-person marketing firm to sell the Ojo Vision Digital Video Phone with VoX service to its membership base.  This marketing firm decided to sell the phone service as an agent of VoX, in lieu of selling the service under its own brand name, and therefore, the customers it signs up will become direct customers of VoX.  In another instance, a carrier that provides primarily international calling services wants to market the video phone under its own brand name, and have VoX push commercials to the video phone screen before and after the phone call is made.  If the consumer reacts to the commercials and buys the product, the carrier will reduce the consumer’s telephone bill.  In this instance, the customer is not a direct customer of VoX, but is a customer of the international carrier that is using VoX’s VoIP technology.

Available Information

We maintain a corporate website with the address http://www.pervasip.com/ and VoX maintains a corporate website with the address http://www.voxcorp.net/.  We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Business Strategy

Our objective is to build a profitable worldwide video and voice communications IP telephone company on a stable and scalable platform with minimal network costs.  We intend to bring the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers connect, communicate and collaborate with each other on a worldwide basis. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay.

Specific strategies to accomplish this objective include:

•
Capitalize on our technology expertise to support new products and features. Our proprietary VoIP technology gives us the ability to offer leading-edge services and control our product development cycle.  Our ability to quickly test new IP devices on our network, including video softphones, IPTV, WiFi enabled VoIP phones and Mobile VoIP phones, allows us to continuously offer the best and newest products as they become available.  We are not dependent upon one or two device manufacturers, which has resulted in considerable cost savings, greater capacity and flexibility per port, and the ability to provide convergent solutions with new features, services and service creation capabilities in a timely manner.

•
Focus on offering enhanced calling features to Video calling services.  The video phone that we support contains compression technology that allows us to provide real-time video calling with very efficient bandwidth usage.  Our ability to customize the video phone to the needs of wholesale customers, such as sending video ads to the phone, allowing simultaneous ringing to more than one video phone, allowing our video customers to make calls to video phones on a competitors’ network, or routing certain calls to a switch specified by the customer, has allowed us to enter discussions and attract customers in several instances where our competitors had no solutions to offer.

•
Continue to utilize back-office automation.  We believe that to achieve our objective we need to have “cradle to grave” automation of our back-office web and billing systems.  We have written our software for maximum automation, flexibility and changeability.  We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low.  Technology continues to work for 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

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

Principal Products and Markets

Our IP telephony offerings are tailored to meet the specific needs of unique wholesale customers, Mobile VoIP users and video telephony users.  We have focused on marketing to wholesale accounts that have an existing customer base of residential and small business users.  We believe we provide compelling product offerings to Mobile VoIP users, Internet Service Providers (“ISPs”), Wireless Internet Service Providers (“WISPs”), CLECs and other broadband service providers, as we enable them to quickly roll out private-labeled broadband voice solutions to their residential and small business customers.  Because of the acceptance of our video service, which we have just launched, we believe we will focus the majority of our marketing efforts in fiscal 2011 on selling the video phone and a recurring VoIP service plan.  To obtain the service, the customer must enter into a service agreement with us and select a calling plan based on the anticipated use of the service. Service plans provide alternatives for minutes of usage, up to an unlimited amount, at varying rates for calls in the United States, Puerto Rico and Canada that are made to non-VoX customers. Subscribers are charged at a per-minute rate for international calls to non-VoX customers and, depending on the level of plan selected, may be charged for calls to the public switched telephone network if they exceed the minutes allowed under the chosen plan. All of our plans allow for unlimited calling between VoX customers, regardless of their location. Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service. We currently offer area codes in 48 contiguous U.S. states, Puerto Rico and Canada, along with free number porting from the customer's previous service provider to VoX. All VoX customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, international call blocking and caller ID blocking. We currently offer enhanced 9-1-1, or E-911, service on all VoX calling plans with a United States service address. A VoX E-911 call is routed as 9-1-1 emergency traffic and is accompanied by caller information. Subscribers may also have toll-free numbers (e.g., 800 numbers) or virtual numbers. A virtual number is an additional phone number that will ring through to an existing subscriber line. We offer virtual numbers in all of our U.S. rate centers, as well as in Puerto Rico and Canada. We also offer video over IP service using the Ojo Vision Digital Video Phone product, which includes all of the voice service plans and features described above plus unlimited video calls to any other VoX videophone subscriber anywhere in the world.

Mobile VoIP -  TMCnet.com reports on its web site http://www.tmcnet.com/channels/mobile-voip/ that the market for Mobile VoIP is expected to be $32.2 billion by the end of 2013 and that by 2019, half of all mobile calls throughout the world will be made over all-IP networks.  According to the analyst firm In-Stat, there will be more than 138 million active mobile VoIP users by 2014.  We are offering our Mobile VoIP product, as a downloadable application, on several web sites.  We primarily market it as a second line on a consumer’s mobile device, although we do have customers who use an Internet tablet and our Mobile VoIP is their only telephone line.  We believe that as consumers adopt Mobile VoIP and transition away from the circuit-switched networks now in use, consumers will find that having a second phone line on their mobile devices will be helpful to distinguish between business and personal calls.  Also, a second or third phone line becomes very useful to people who do not want to give out their permanent mobile phone number to someone they have recently met.  A Mobile VoIP number from VoX comes with its own voice mail account so the customer with a VoX number can have a professional voice mail message or a personal voice mail greeting, depending on the preferences of the customer.

ISPs - ISPs range in size from small town ISPs to those with several international facilities.  This potential customer base has been under considerable pressure of late to offer more services to compete against the major telecom companies and cable companies.  Furthermore, we believe ISPs are looking for additional revenue streams as the pricing pressure on Internet access has steadily increased. Many ISPs in the major cities have either sold their client base to larger operators or found a unique niche to stay in business.  We believe the secondary and tertiary markets are more likely a better target for our services.

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

Other Broadband Providers - Various other entities provide a broadband service that is suitable for our IP telephony product. We have a satellite broadband provider that uses our VoIP service and has also used our video VoIP calling over its satellite broadband service.  We have tested our VoIP service with broadband-over Powerline providers.  We are not able to predict at this time the broadband market penetration that these types of entities will obtain.   It is possible that broadband-over-powerline and satellite broadband providers will be able to carry our voice product to areas in which cable operators and telephone companies cannot bring their broadband.

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

Future competition could come from a variety of companies in both the Internet and telecommunications industries.  This competition includes major companies that have been in operation for many years and have greater resources and larger subscriber bases than we have, as well as companies operating in the growing market of discount telecommunications services, including calling cards and prepaid cards.

We anticipate that competition also will come from several traditional telecommunications companies, including industry leaders, such as Verizon Communications Inc., AT&T Inc., Sprint Nextel Corporation, Deutsche Telekom AG and Qwest Communications International, Inc., as well as established broadband services providers, such as Time Warner Inc., Comcast Corporation and Cablevision Inc.  These companies provide enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have:

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

Major Customer

We had one customer that accounted for 23% of our revenues in fiscal 2010 and a different customer that accounted for 34% of our revenues in fiscal 2009.  In January 2010, the major customer in fiscal 2009 moved its lines to a larger competitor of ours.  Loss of this account adversely affected our revenues and results of operations, as it represented approximately $63,000 in monthly revenues.  Although we have not yet been able to replace the lost revenues, we were successful in fiscal 2010 in replacing substantially all the gross profit dollars that were generated by the former major customer.

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

Employees

As of February 28, 2011, we had nine employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  In conjunction with a financing on February 18, 2009, our lender required us to eliminate our entire sales force and various other employees.  We continued to operate our business and improve our VoIP product with a small number of employees, but our sales and marketing efforts have been limited.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended  (the  "Exchange Act") and are not required to provide information under this item.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments

Item 2. - Properties

The following table sets forth pertinent facts concerning our office leases at February 28, 2011.

Location	Use	Approximate Square Feet	Annual Rent
75 South Broadway White Plains, NY 10601	Office	200	$12,000

The lease for our office space in White Plains, New York is renewable every month. In addition to our private office space, we are provided with live telephone answering services and access to conference rooms.   We maintain up to three employees at this location, and we plan to maintain this location in 2011.  Most of our employees work from home offices.  We are aware of vacant office space if the need arises to have employees working together in the same office.

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

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

Item 5. -	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on the OTCQB marketplace under the symbol PVSP.  The high and low closing price for each quarterly period of our last two fiscal years are listed below:

	High	Low
Fiscal 2010
1st Quarter	$1.30	$0.31
2nd Quarter	1.30	0.60
3rd Quarter	1.40	0.40
4th Quarter	0.74	0.05

Fiscal 2009
1st Quarter	$2.50	$0.70
2nd Quarter	3.70	0.90
3rd Quarter	4.00	1.50
4th Quarter	2.10	1.00

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The historical prices above have been adjusted to reflect a 1 for 10 reverse stock split on September 22, 2010.   As of February 15, 2011 there were 186 holders of record of our common stock and approximately 2,000 beneficial holders.

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

On September 1, 2010, we issued 40,000 shares of restricted common stock, valued at $14,400, in conjunction with a contractual obligation for investor relations services.

On September 27, 2010, we issued 100,000 shares of restricted common stock, valued at $55,000, to a company in conjunction with a contractual obligation for acquisition and marketing services.

On October 20, 2010, we issued 145,000 shares of restricted common stock and warrants to purchase 290,000 shares of common stock, for an aggregate price of $29,000, to our chief executive officer in conjunction with a private placement.

On November 30, 2010, we issued 800,000 shares of restricted common stock and warrants to purchase 1,600,000 shares of common stock, for an aggregate price of $80,000, to our chief executive officer in conjunction with a private placement.  On November 30, 2010, we issued 500,000 shares of restricted common stock and warrants to purchase 1,000,000 shares of common stock to our chief information officer in lieu of cash payments of $50,000 for services rendered.

The following table provides information as of November 30, 2010 with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Restricted Stock Plan(1)			40,000
2007 Equity Incentive Plan(2)	85,500	$2.30	-
Subtotal	85,500		40,000

Equity compensation plans not approved by security holders:

Employee stock options	150,000	1.50	-
2004 Equity Incentive Plan (2)	19,000	2.42	-
2007 Contingent Option Plan (3)	650,694	2.70	-
2009 Equity Incentive Plan (2)	165,000	1.00	6,000
2010 Equity Incentive Plan (2)	150,000	.17	253
Institutional Marketing Services, Inc. (4)	10,000	6.30	-
Brian Holden (4)	50,000	1.00	-
Guilford Securities, Inc. (5)	10,000	4.00	-
Subtotal	1,204,694		6,253

Total	1,290,194		46,253
___________________________
(1)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(2)	Our 2004, 2007, 2009 and 2010 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(3)	The contingent options vest only if three consecutive months of positive cash flow from operations is achieved before their expiration in November 2012.

(4)	Warrants were issued for investor relations services.

(5)	Warrants were issued for consulting services.

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

Overview

We deliver wholesale voice over IP (“VoIP”) telephone services for the residential and small business markets.  Our wholesale customers generate most of our revenues, but we believe our growth will be in retail sales of our VoIP services to video phone users and mobile phone users.  We were the first VoIP carrier to deploy an unlimited data and voice service plan on a smart phone that runs on a nationwide GSM network in the United States.  Since then, we have developed our technology to allow us to sell our VoIP as an application that can be downloaded over the Internet to dozens of models of Nokia smart phones, to mobile phones that use the Android operating system or to the iPhone, so that a consumer can have a second phone line, phone number and related voice mail on his mobile phone.  Our application runs over the data-side of the cell phone network or over WiFi, which means it does not use a person’s mobile phone voice minutes.  We only use a small amount of data to complete the mobile phone call.  Additionally, we are selling video phones that run over a fixed broadband connection, along with three different calling plans in the United States.  The calling plans also come with very low international calling rates and free calling to other people who are members of our VoX network.

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

We believe our Mobile VoIP product is a significant development in the mobile Internet industry and we plan to continue to use our existing resources to develop this business.  Our access to capital has been limited, and we may abandon our existing wholesale VoIP business in order to further develop and sell our video and Mobile VoIP services.  Industry projections indicate that Mobile VoIP calling will have worldwide significance in a relatively short period of time.

Revenues

Revenues consist of telephony services revenue and customer equipment revenue.

Telephony services revenue.  The majority of our operating revenues are telephony services revenues. We offer several bundled plans, unlimited plans and basic plans for wholesale and retail customers.  The wholesale plans do not change much from customer to customer as the plan we offer to a cable operator is typically the same plan we offer to a WiFi carrier, Internet service providers or satellite broadband carrier.  Each of our unlimited plans offers unlimited domestic calling, subject to certain restrictions, and each of our basic plans offers a limited number of calling minutes per month. Under our basic plans, we charge on a per-minute basis when the number of calling minutes included in the plan is exceeded for a particular month. For all of our U.S. plans, we charge on a per-minute basis for international calls to destinations other than Canada. These per-minute fees are not included in our monthly subscription fees.  Any plan we offer to our wholesale customers is also available to an individual end-user at a higher price that approximates the retail-selling price that most of our wholesale customers charge.  We also have products that are on a per-minute usage basis, such as toll-free telephone numbers to businesses and international cell phone termination.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an analog telephone adapter (“ATA”), we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2010 and 2009.

Customer equipment revenue.  Customer equipment revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment revenue includes the fees we charge our customers for shipping any equipment to them.  In January 2011, we began selling video phones to retail customers, and these phones are considered customer equipment.  Unlike the ATA, we charge the customer for the video phone.

Cost of Revenues

Direct cost of telephony services.    Direct cost of telephony services primarily consists of fees we pay to third parties on an ongoing basis in order to provide our services. These fees include:

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

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Our revenues for fiscal 2010 decreased by approximately $796,000, or approximately 36%, to approximately $1,446,000 as compared to approximately $2,242,000 reported for fiscal 2009.  The decrease in revenues was mainly due the loss of our largest customer in December 2009, which accounted for 34% of our revenues in fiscal 2009.

Our gross profit for fiscal 2010 decreased by approximately $11,000 to approximately $494,000 from a gross profit of approximately $505,000 reported in fiscal 2009, while our gross profit percentage of 34% in fiscal 2010, as compared to 23% in fiscal 2009, increased by 11 percentage points.  Although we had a reduction of revenue due to the loss of our largest customer, we were able to reduce our cost of completing calls to phone numbers that are not on our network and to increase some of the fees we charge to our customers.

Selling, general and administrative expenses (“SG&A”) decreased by approximately $476,000, or approximately 17%, to approximately $2,333,000 for fiscal 2010 from approximately $2,809,000 reported in the prior year fiscal period.  The decrease is attributable to overhead cuts is salaries, rent and consulting fees that were implemented at the end of fiscal 2009.

Bad debt expense decreased by approximately $108,000 to approximately $38,000 for fiscal 2010 as compared to approximately $146,000 for the prior fiscal year.  In fiscal 2009, several customers who had been paying their bills on time became delinquent.  After unsuccessful attempts at collecting payments, we blocked these customers from using minutes on our switch, and our ability to collect payments from them were mostly unsuccessful. There were no large delinquencies in fiscal 2010.

A loss of approximately $785,000 due to the impairment of long-lived assets was recorded in fiscal 2009.  No such loss was recorded in fiscal 2010.  At November 30, 2009, we determined that our long-lived assets, consisting of capitalized software, equipment and deferred finance costs, no longer had a market value.

Depreciation and amortization expense was approximately $555,000 for fiscal 2009. There was no depreciation and amortization expense recorded in fiscal 2010 due to the impairment loss that was recorded at November 30, 2009 and the expensing of all deferred financing cost at November 30, 2009.

Interest expense decreased by approximately $5,833,000 to approximately $1,424,000 for the year ended November 30, 2010 as compared to approximately $7,257,000 for the prior fiscal year. At November 30, 2009, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender and as such the remaining unamortized debt discount was fully expensed as interest.

For the year ended November 30, 2009, we recorded other income of approximately $6,030,000, which resulted from the change in the market value of the warrants issued to our primary lender (see Note 5).  Based on a number of factors, we determined that the warrants issued to our lender had no market value as of November 30, 2009.    The warrants were canceled during the year ended November 30, 2010.

Liquidity and Capital Resources

At November 30, 2010, we had cash and cash equivalents of approximately $32,000 and negative working capital of approximately $16,484,000 as compared to cash and cash equivalents of approximately $36,000 and negative working capital of approximately $14,380,000 at November 30, 2009.

Net cash used in operating activities aggregated approximately $488,000 and $1,277,000 in fiscal 2010 and 2009, respectively.  The principal use of cash from operating activities in 2010 was the loss for the year of approximately $3,407,000. The use of cash was offset in part by an increase in accounts payable and other current liabilities of approximately $2,142,000, and common stock, options and warrants granted for services of approximately $359,000. The principal use of cash from operating activities in fiscal 2009 was the loss for the year of approximately $5,014,000, which included a non-cash gain for a mark-to-market adjustment of warrants of approximately $6,030,000.  These uses of cash were offset in part by an increase in accounts payable and accrued expenses of approximately $608,000, depreciation and amortization expense of approximately 555,000, and impairment loss of approximately $785,000 and amortization of debt discount of approximately $7,194,000.

Net cash used in investing activities aggregated approximately $181,000 in fiscal 2009.  There was no investing activity in fiscal 2010.

Net cash provided by financing activities aggregated approximately $483,000 and $1,364,000 in fiscal 2010 and 2009, respectively.   The principal sources of cash from financing activities were net proceeds from short-term borrowings of approximately $153,000 and proceeds from issuances of common stock of approximately $231,000. The principal source of cash from financing activities in fiscal 2009 was a drawdown of approximately $1,166,000 from a restricted cash account that was established from the sale of secured term notes.

In fiscal 2009, we spent approximately $181,000 on capital expenditures, primarily for software, servers and routers related to our IP network.  In fiscal 2010 there were no expenditures for capital assets. While we believe we also will make capital expenditures for our IP platform in fiscal 2011, primarily for programmers who are creating VoIP applications to download to mobile phones, we are not able to quantify our projected expenditures because the amount we spend will be dependent upon our cash resources during fiscal 2011, which cannot be estimated at this time and will be dependent on our ability to raise additional equity capital in the capital markets.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on eight separate occasions over the past six years and funding from our chief executive officer.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue to be cooperative with us, although it cannot provide us with any additional funding, and did not lend us any additional money in fiscal 2010.  Our lender, up to this point in time, has not been requiring any payments of interest and principal on a monthly basis and has not demanded repayment.  We need immediate funding in order to continue our business operations.  Our lender has been speaking with potential investors since October 2010 in an effort to sell them, at a discounted price, the debt that we owe to our lender.  We anticipate that any investor that purchases the debt that we owe to our lender will also want to fund our company’s operations going forward so that the investment it made in purchasing the debt from our lender would not become worthless.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management's analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal 2009 we recognized an impairment loss as we concluded the carrying amount of internally developed capitalized software was not be recoverable.  No impairment losses were recognized in fiscal 2010, as we no longer have any long-lived assets.

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

Share-Based Payment

We account for our stock-based compensation under the FASB authoritative guidance. Equity classified stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified stock-based compensation cost is re-measured at each reporting date and is recognized over the requisite service period.  We calculate the fair value of our employee stock options using the Black-Scholes option pricing model.  The fair value of non-employee options and warrants are calculated based upon the cost of the services provided to us.  Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.  Compensation expense for contingent stock option awards is recognized when it is probable that the contingent event will occur.

Item 7A. – Quanitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8. – Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this Item are included herein, commencing on page F-1.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures.   Our management, with the participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of the end of such period, for the reasons set forth below, our disclosure controls and procedures were not effective.

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Under the supervision and with the participation of our chief executive officer/chief financial officer, management has evaluated internal control over financial reporting using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. During the course of this assessment, management identified material weaknesses relating primarily to:

•	recording complex financial transactions, primarily in the analysis and calculation of debt financings, transaction involving taxes and the issuance of warrants and options.

We have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial and taxation transactions.  This lack of staffing continued throughout fiscal 2010 and as of the date of this report.  Management believes the lack of qualified accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at November 30, 2010 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with accounting and tax expertise to assist us in accounting for complex transactions and the hiring of additional accounting staff.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

Item 9B. Other Information.

None.

PART III

Item 10. – Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships. While each director is typically elected for a one-year term, we did not have an annual stockholders meeting for the election of directors in 2010. Set forth below are the name, age and the positions and offices held by each of our current directors, his principal occupation and business experience during at least the past five years and the names of other publicly-held companies of which he serves as a director.

The following table sets forth certain information regarding our directors as of February 28, 2011.  All of the following individuals currently serve as directors of our company.

Name	Age	Principal Occupation for Past Five Years and Current Public Directorships or Trusteeships
Paul H. Riss	55	Director since 1995; Chairman of our board of directors since March 2005; our Chief Executive Officer since August 1999 and our Chief Financial Officer and Treasurer since November 1996.
Greg M Cooper	51
Director since April 2004; partner for more than five years of Cooper, Niemann & Co., CPAs, LLP, certified public accountants; member of the board of directors of Mid Hudson Cooperative Insurance Company in Montgomery, New York, a privately-held insurance company.

Mark Richards	51	Director since January 2008; Chief Information Officer of VoX Communications Corp., our wholly owned subsidiary, since October 2004.
Cherian Mathai	54
Director since March 2008; President of Sophia Associates Inc., a management consulting and advisory firm since 2007; Co-founded and served as Chief Operating Officer of Tralliance Corporation, the registry for .travel Internet Top Level Domain from January 2002 to June 2007.

Scott Widham	53
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

Our board of directors held 11 meetings during the fiscal year ended November 30, 2010.  During fiscal 2010, each director attended at least 75% of the board of directors and committee meetings of which he was a member during such time as he served as a director, except for Mr. Mathai who attended six meetings and Mr. Widham who attended seven meetings.  From time to time, the members of our board of directors act by unanimous written consent pursuant to the laws of the State of New York.  No fees are paid to directors for attendance at meetings of the board of directors.

Compensation Committee

We have a compensation committee currently composed of Greg M Cooper and Scott Widham.  Mr. Widham is the Chairman of the committee.  The compensation committee establishes remuneration levels for our executive officers.  The compensation committee did not meet during the fiscal year ended November 30, 2010.

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

Audit Committee

We have an audit committee that, during the fiscal year ended November 30, 2010, was composed of Greg M Cooper, Cherian Mathai and Scott Widham.  Each audit committee member is an independent director as defined by the rules of the National Association of Securities Dealers.  A written charter approved by our board of directors and attached as Annex A to our 2007 proxy statement, which was filed with the Securities and Exchange Commission (“the Commission”) on May 15, 2007, governs the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

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

Fiscal 2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)(4)	Total ($)
Paul H. Riss Chairman, Chief Executive Officer and Chief Financial Officer	2010 2009 2008	$175,000 165,000 175,000	$0 0 0	$0 10,000 0	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$175,000 175,000 175,000
Mark Richards Chief Information Officer	2010 2009 2008	5,000 105,000 125,000	0 0 0	120,000 20,000 0	71,520 10,190 5,782	0 0 0	0 0 0	55,000 60,000 60,000	251,520 195,190 190,782

(1)
The salary for Mr. Riss has been accrued since February 6, 2009 and is payable to him.  Mr. Richards received $120,000 of compensation in common stock in fiscal 2010 and $20,000 in fiscal 2009.   Mr. Richards received a $5,000 cash payment for salary in November 2009 and is owed $10,000 in unpaid salary at November 30, 2010.

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

(4)	Mr. Richards received consulting fees from one of our vendors amounting to $55,000 in fiscal 2010 and $60,000 in each of fiscal 2009 and 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2010 for each of the named executive officers.  No stock awards have been made to the named executive officers.  The Named Executives did not exercise any options in Fiscal 2010.

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Paul H. Riss	-	-	189,444	$3.00	11/17/2012
Mark Richards	-	-	236,805	$3.00	11/17/2012
Mark Richards	50,000	100,000	-	$1.50	10/09/2014

(1) The options granted to Mr. Riss and Mr. Richards are contingent stock options, which vest only if we achieve positive cash flow from operations for three consecutive months before the options expire in November 2012.

Stock Option Grants

No individual grants of stock options and stock appreciation rights (“SARs”) were made during fiscal 2010 to the Named Executives.

Board of Directors Compensation

We do not currently compensate directors in cash for service on our board of directors.  We maintain a Non-Employee Director Stock Option Plan (the “Director Option Plan”).  Under the Director Option Plan, each non-employee director is granted a non-statutory option to purchase 1,000 shares of our common stock on the date on which he or she is elected, re-elected or appointed to our board of directors.  Our existing directors were last re-elected on May 13, 2009.  Options granted pursuant to the Director Option Plan will vest in full on the one-year anniversary of the grant date, provided the non-employee director is still our director at that time.  The exercise price granted under the Director Option Plan is 100% of the fair market value per share of the common stock on the date of the grant as reported on The OTC Bulletin Board.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 15, 2011, there were 12,064,95 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have no other securities, voting or nonvoting, outstanding.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of February 15, 2011 by:

•	Each person whom we know beneficially owns more than 5% of the common stock;
•	each of our directors individually;
•	each of our named executive officers individually; and
•	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of February 28, 2011 pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Paul H. Riss Pervasip Corp. 75 South Broadway, Suite 400 White Plains, New York 10601	3,738,533(1)	26.38%
Mark Richards 75 South Broadway, Suite 400 White Plains, New York 10601	1,751,000(2)	12.59%
Greg M. Cooper Cooper, Niemann & Co., CPAs, LLP PO Box 190 Mongaup Valley, New York 12762	16,000(3)	*
Scott Widham 9865 Litzsinger Road St Louis, Missouri 63124	21,000(4)	*
Cherian Mathai 75 South Broadway, Suite 400 White Plains, New York 10601	11,000(5)	*
All directors and executive officers as a group (five individuals)	5,437,533	35.62%
__________________
*  Less than 1%.

(1)	Includes 2,106,000 shares of common stock subject to warrants that are presently exercisable or exercisable within 60 days after February 28, 2011.

(2)	Includes 1,050,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2011.

(3)	Includes 12,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2011.

(4)	Includes 21,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2011.

(5)	Includes 11,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 28, 2011.

Item 13. - Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We paid fees to an intellectual property development firm (“Consultant”) of $252,000 and $253,000 in fiscal 2010 and 2009, respectfully.  All such work performed by the Consultant is the property of our company.  We hired individuals who were performing work for us on behalf of the Consultant, and during fiscal 2007, we hired the owner of the Consultant.  An officer of our company has performed work for the Consultant, including disbursement services, in which funds that were remitted by us to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  Our officer received fees from the Consultant of $55,000 in fiscal 2010 and $60,000 in fiscal 2009.  Total funds paid to the Consultant in fiscal 2010 were expensed as operating costs.  In fiscal 2009, $90,000 in fees paid to the Consultant were capitalized as internal use software and computer equipment, which were subsequently written off as an impairment loss at November 30, 2009.  The remaining fees of $162,000 in fiscal 2009 were deemed to be operating costs.

At November 30, 2010 total amount due to our chief executive officer, including unpaid salary and expenses amounted to $142,000.  Additionally, from December 1, 2010 to February 28, 2011, we owe our chief executive officer short-term loans totaling $512,000.

At November 30, 2010, unpaid salary that was owed to our chief information officer amounted to $10,000.  In fiscal 2011 we have been accruing $5,000 a month in salary payable to our chief information officer and $14,583 a month payable to our chief executive officer.

Director Independence

Our common stock is currently quoted on the OTCQB marketplace and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Greg M Cooper, Cherian Mathai and Scott Widham qualify as “independent” under this rule.

Item 14.  - Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Nussbaum Yates Berg Klein & Wolpow LLP for the audit of our annual financial statements for the years ended November 30, 2010 and 2009, and fees billed for other services rendered by Nussbaum Yates Berg Klein & Wolpow LLP during those periods.

	2010	2009
Audit fees	$97,500	$97,500
Audit related fees	−	−
Tax fees	−	15,000
All other fees	1,420	1,420
Total	$98,920	$113,920

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

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters and reviews of our financials statements included in our Quarterly Reports on Form 10-Q.

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

4. Other services are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Item 15. - Exhibits financial statement schedules

(a) Documents filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of November 30, 2010 and 2009
Consolidated Statements of Operations for the Years ended November 30, 2010 and 2009
Consolidated Statements of Stockholders’ Equity Deficiency for the years ended November 30, 2010 and 2009
Consolidated statements of Cash Flows for the years ended November 30, 2010 and 2009
Notes to Consolidated Financial Statements for the years ended November 30, 2010 and 2009

(b) Exhibits

(3)	Articles of Incorporation and By-laws
(a)	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 27, 1969 under Registration Number 2-34436.
(b)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive proxy statement filed with the Securities and Exchange Commission in connection with our Annual Meeting of Shareholders held in May 1984.
(c)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.
(d)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.
(e)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.
(f)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.
(g)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.
(h)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.
(i)	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.
(j)	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996

(10)	Material Contracts
(a)	1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996.
(b)	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003.
(c)	2004 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 12, 2005.
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

(i)
Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

(j)
Securities Purchase Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.

(k)	Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.
(l)	Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2006.
(m)	Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 14, 2006.
(n)	2007 Equity Incentive Plan, incorporated by reference to Annex B to our Proxy Statement dated May 15, 2007.
(o)	Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

(p)	Secured Term Note, dated as of September 28, 2007, of our Company to Calliope Capital Corporation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 4, 2007.
(q)	Secured Term Note, dated as of September 28, 2007, of our Company to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 4, 2007.
(r)
Third Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated October 4, 2007.

(s)
Amended and Restated Secured Term Note, dated as of September 28, 2007 of our Company to Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated October 4, 2007.

(t)
Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Vox Communications Corp., Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

(u)
Subsidiary Guarantee dated as of September 28, 2007 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

(v)
Master Security Agreement dated as of September 28, 2007 among our Company, Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

(w)
Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

(x)	2007 Contingent Option Plan, as amended, incorporated by reference to Exhibit 10 (ll) to our Annual Report on Form 10-KSB for the year ended November 30, 2007.
(y)
Securities Purchase Agreement dated as of May 28, 2008, among Pervasip Corp., LV Administrative Services, Inc. and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008.

(z)	Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 28, 2008.
(aa)
Amended and Restated Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 28, 2008.

(bb)
Amended and Restated Secured Term Note, dated as of May 28, 2008, of Pervasip Corp. to Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 28, 2008.

(cc)
Fourth Amended and Restated Secured Term Note, dated as of May 28, 2008 of Pervasip Corp. to Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated May 28, 2008.

(dd)
Second Amended and Restated Secured Term Note, dated as of May 28, 2008 of Pervasip Corp. to Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 28, 2008.

(ee)	Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPVI, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 28, 2008, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 28, 2008.

(ff)
Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated May 28, 2008.

(gg)
Subsidiary Guarantee dated as of May 28, 2008 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 28, 2008.

(hh)
Master Security Agreement dated as of May 28, 2008 among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated May 28, 2008.

(ii)
Stock Pledge Agreement dated as of May 28, 2008 among LV Administrative Services Inc., as agent, Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

(jj)
Amendment to September 28, 2007 Securities Purchase Agreement dated May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

(kk)
Letter Agreement dated as of October 15, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 15, 2008.

(ll)	Secured Term Note, dated as of October 15, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 15, 2008.
(mm)
Letter Agreement dated as of December 12, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008.

(nn)
Second Amended and Restated Secured Term Note, dated as of December 12, 2008, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 12, 2008.

(oo)
Letter Agreement dated as of February 18, 2009 among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2009.

(pp)
Secured Term Note, dated as of February 18, 2009, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2009.

(qq)
Secured Term Note, dated as of February 18, 2009, of Pervasip Corp. to Valens Offshore SPV I, Corp., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2009.

(rr)	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.
(ss)	Demand note dated November 5, 2009, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2009.
(tt)	2010 Equity Incentive Plan.
(uu)	12% Convertible Debenture dated December 24, 2011 of Pervasip Corp. to Redwood Management LLC.

(22)	Subsidiaries - The significant wholly-owned subsidiary is as follows:

Name	Jurisdiction of Organization
VoX Communications Corp.	Delaware

(23)	Consent of Nussbaum Yates Berg Klein & Wolpow, LLP

(31.1)	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of our Chief Executive Officer and Chief Financial Officer, Paul H. Riss, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 16th day of March 2011.

PERVASIP CORP. (Company)

By:	/s/ Paul H. Riss
Paul H. Riss Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chairman of the Board of Directors	March 16, 2011
Paul H. Riss	Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)

/s/ Greg M. Cooper	Director	March 16, 2011
Greg M Cooper

/s/ Cherian Mathai	Director	March 16, 2011
Cherian Mathai

/s/ Mark Richards	Director	March 16, 2011
Mark Richards

/s/ Scott Widham	Director	March 16, 2011
Scott Widham

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE
YEARS ENDED NOVEMBER 30, 2010 AND 2009

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Loss	F-3

Statements of Stockholders’ Equity Deficiency and Comprehensive Loss	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pervasip Corp.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Pervasip Corp. and subsidiaries as of November 30, 2010 and 2009 and the related consolidated statements of loss, stockholders’ equity deficiency and comprehensive loss, and cash flows for each of the years then ended. Pervasip Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasip Corp. and subsidiaries as of November 30, 2010 and 2009, and the results of their operations and their cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 2 to the financial statements, the Company, among other matters, has negative working capital, a stockholders’ equity deficiency, has suffered recurring losses from operations and is unable to meet its obligations as they become due which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York
March 16, 2011

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2010 AND 2009

ASSETS

	2010	2009

Current assets:
Cash and cash equivalents	$31,653	$35,993
Accounts receivable, net of allowance of $141,585 in 2010 and $214,413 in 2009	90,038	184,840
Prepaid expenses and other current assets	40,961	50,393

Total current assets	162,652	271,226

Other assets	43,819	116,143

Total assets	$206,471	$387,369

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$14,130,578	$12,377,252
Accounts payable and other current liabilities	2,515,769	2,273,681

Total current liabilities	16,646,347	14,650,933

Accrued pension obligation	1,369,395	1,266,885

Total liabilities	18,015,742	15,917,818

Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.10 par value; 250,000,000 shares
authorized; 6,871,606 and 2,848,837 shares issued and outstanding in 2010 and 2009	687,161	284,883
Capital in excess of par value	31,852,584	31,126,681
Accumulated other comprehensive income	1,789	1,578
Deficit	(50,350,805)	(46,943,591)

Total stockholders’ equity deficiency	(17,809,271)	(15,530,449)

Total liabilities and stockholders’ equity deficiency	$206,471	$387,369

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

	2010	2009

Revenues	$1,446,086	$2,242,330

Cost and expenses:
Costs of services	951,681	1,737,468
Selling, general and administrative	2,333,401	2,808,502
Provision for bad debts	37,515	145,611
Impairment loss	-	784,913
Depreciation and amortization	-	555,020

Total costs and expenses	3,322,597	6,031,514

Loss from operations	(1,876,511)	(3,789,184)

Other income (expense):
Interest expense	(1,424,356)	(7,257,194)
Other, net	(77,928)	2,374
Mark to market adjustment of derivative liabilities	(28,419)	6,030,021

Total other expense	(1,530,703)	(1,224,799)

Net loss	$(3,407,214)	$(5,013,983)

Loss per share	$(1.00)	$(1.86)

Weighted average number of common shares outstanding:	3,410,748	2,692,186

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

					Accumulated	Total
			Capital		Other	Stockholders'
	Common Stock		in Excess of		Comprehensive	Equity
	Shares	Amount	Par Value	Deficit	Income (Loss)	Deficiency
Balance, December 1, 2008	2,602,617	$260,261	$30,803,894	$(41,929,608)	$(2,616)	$(10,868,069)

Net loss				(5,013,983)		(5,013,983)

Foreign currency translation adjustment					4,194	4,194

Comprehensive loss						(5,009,789)

Employee stock based compensation	30,000	3,000	129,752			132,752

Options granted for services			57,259			57,259

Common stock issued for services	69,000	6,900	171,500			178,400

Cancelled warrants			(201,412)			(201,412)

Stock subscription receivable			(34,500)			(34,500)

Exercise of stock options	147,220	14,722	200,188			214,910

Balance, November 30, 2009	2,848,837	284,883	31,126,681	(46,943,591)	1,578	(15,530,449)

Net loss				(3,407,214)		(3,407,214)

Foreign currency translation adjustment					211	211

Comprehensive loss						(3,407,003)

Employee stock based compensation and conversions	582,014	58,202	193,869			252,071

Options granted for services			14,000			14,000

Common stock issued for services	553,000	55,300	289,800			345,100

Issuance of common stock for satisfaction of liabilities	1,588,555	158,856	30,624			189,480

Issuance of common stock	1,071,700	107,170	123,860			231,030

Stock subscription receivable			4,000			4,000

Exercise of stock options	227,500	22,750	69,750			92,500

Balance, November 30, 2010	6,871,606	$687,161	$31,852,584	$(50,350,805)	$1,789	$(17,809,271)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

	2010	2009
Operating activities:
Net loss	$(3,407,214)	$(5,013,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	555,020
Non-cash stock based compensation	120,056	132,752
Common stock, options and warrants granted for services	359,100	368,826
Provision for bad debts	37,515	145,611
Impairment loss	-	784,913
Loss on settlement of liabilities	88,652	-
Amortization of debt discount	17,775	7,194,151
Mark to market adjustment of derivative liabilities	28,419	(6,030,021)
Changes in operating assets and liabilities:
Accounts receivable	57,287	(125,157)
Prepaid expenses and other current assets	(3,568)	26,539
Other assets	72,324	76,516
Accounts payable, other current liabilities and accrued pension obligation	2,142,064	607,545

Net cash used in operating activities	(487,590)	(1,277,288)

Investing activities,
purchase of property and equipment	-	(181,247)

Financing activities:
Net proceeds from short-term borrowing	153,000	60,000
Inflow from restricted cash account	-	1,165,528
Proceeds from exercise of stock options	109,500	147,410
Proceeds from issuance of common stock	231,030	-
Payments of long-term debt	(10,280)	(8,748)

Net cash provided by financing activities	483,250	1,364,190

Decrease in cash and cash equivalents	(4,340)	(94,345)

Cash and cash equivalents at beginning of year	35,993	130,338

Cash and cash equivalents at end of year	$31,653	$35,993

Cash paid during the year for:
Interest	$-	$92,573
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

See Notes 5, 10 and 14 for non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

1.            Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Pervasip Corp. (“Pervasip” or the “Company”) is a provider of voice and video telephone services, products and hosted solutions.  The Company offers its customers high-quality Internet telephone products and services that are a cost-effective alternative to traditional wireline telephone services.  Most of the Company’s revenues are derived from customers that are broadband service providers or other telephone service providers.  The Company provides them with a customized private label Internet protocol (“IP”) telephony service, as well as a back-office and web suite of services.  The Company uses Session Initiation Protocol technology to provide all the components needed to support its IP telephony service.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions.

Property and Equipment and Depreciation

Property and equipment are recorded at cost.  Depreciation is computed primarily by use of accelerated and straight-line methods over the estimated useful lives of the assets.  The estimated useful lives are three to five years for computer equipment and software, and five years for furniture and fixtures.  At November 30, 2009, the Company recorded an impairment loss on its property and equipment and wrote off all previously recorded property and equipment.

Computer Software Development Costs

Direct development costs associated with internal-use computer software are accounted for in accordance with authoritative guidance of the Financial Accounting Standards Board (“FASB”) and are capitalized.  Costs incurred during the preliminary project stage, as well as for maintenance and training, are expensed as incurred.  Amortization is provided on a straight-line basis over the shorter of five years or the estimated useful life of the software.  At November 30, 2009 the Company recognized an impairment loss on its capitalized software and wrote off all previously recorded software development costs.  In the year ended November 30, 2010, no internal-use computer software costs met the criteria to be capitalized and no depreciation expense was recorded.  Depreciation expense was $175,765 for the year ended November 30, 2009.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

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

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  The Company extends credit to its customers and generally requires a deposit to minimize its credit risk.  Once a customer is billed for services, the Company actively manages the accounts receivable and may return the deposit if the customer has a track record of making timely payments of invoices for six consecutive months.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

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

Deferred Finance Costs

Deferred finance costs represented costs incurred in connection with securing financing and are amortized over the loan term.  Such costs were fully written off during the year ended November 30, 2009.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.  For 2010 and 2009, the Company excluded from its loss per share calculations potentially dilutive securities of 4,707,094 and 17,678,505, respectively, because their effect on loss per share was anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents during 2010 and 2009.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

1.            Description of Business and Summary of Accounting Principles (Continued)

                Concentrations

As of November 30, 2010 and 2009, the Company had one customer and two customers that constituted 15% and 32%, respectively, of its accounts receivable.  For the years ended November 30, 2010 and 2009, one customer accounted for 23% and one customer 34% of the Company’s revenues.

The Company is dependent on the availability and functionality of the networks of its three primary suppliers and is vulnerable to a cessation or disruption of service if the Company is not able to pay these vendors timely.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values.  For the year ended November 30, 2009, the Company incurred significant operating and cash flow losses.  Combined with a previous history of such losses, as of November 30, 2009, the Company evaluated whether the carrying amount of the long-lived assets of this business was recoverable.  At November 30, 2009, based upon the inability to further utilize the assets as collateral for additional borrowings and the long-term debt being callable by its lender, among other factors, the Company determined its long-lived assets were impaired and recorded an impairment loss of $784,913.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

1.            Description of Business and Summary of Accounting Principles (Continued)

Accounting for Derivative Instruments

The Company accounts for derivative instruments under the FASB authoritative guidance, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged.  Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).  At November 30, 2010 and 2009, the Company did not have any derivative instruments that were designated as hedges.

Stock Based Compensation

The Company issues stock and stock options to its employees, outside directors and consultants pursuant to stockholder approved and non-approved stock option programs.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. For the years ended November 30, 2010 and 2009, the Company recorded approximately $120,000 and $133,000 in employee stock-based compensation expense and approximately $359,000 and $369,000 in consultant compensation expense, which is included in selling, general and administrative expenses.  As of November 30, 2010 and 2009, there was approximately $150,000 and $302,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a period of up to three years.

The Company’s 1995 Stock Option Plan (the “1995 Plan”) provides for the grant of up to 340,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 1995 Plan, incentive stock options could be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affilitate”), 110% of the market price on the date of grant.  As of November 30, 2009, 16,500 grants for option shares were issued and unexercised.  The plan has terminated and no option grants exist under the 1995 Plan at November 30, 2010.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

1.	Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 100,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2010 and 2009, approximately 0 and 17,200 option shares remain unissued.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 200,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2010 and 2009, approximately 0 and 114,500 option shares remain unissued.

The Company’s 2007 Contingent Stock Option Plan (the “Contingent Plan”) provides for the grant of up to 789,351 contingent stock options.  Under the Contingent Plan, contingent stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2010 and 2009, all options have been granted under this plan. The options expire on November 19, 2012.  These options vest when the Company has generated, for three consecutive months, positive cash flow from operations before interest, taxes, depreciation and amortization expense. The Company has determined that the performance condition is not probable of achievement, and accordingly, no compensation cost has been recognized during the years ended November 30, 2010 and 2009.  The Company will reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 500,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (“an Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2010 and 2009, approximately 6,000 and 138,900 option shares remain unissued and are available for future issuance under the 2009 Plan through February 27, 2019.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

1.	Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 1,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

The fair value of each stock option grant in fiscal 2010 and 2009 to consultants was based upon the fair value of services rendered to the Company.  No stock options were granted to employees in fiscal 2010, and in fiscal 2009, the fair value of stock options granted to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: annual dividends of $-0-, expected volatility of 178%, risk-free interest rate of 1.5%, and expected life of up to five years, depending on the individual grant.  The weighted-average fair value of all stock options granted in 2010 and 2009 was $.63 and $1.80, respectively.

As the stock-based compensation expense recognized on the consolidated statements of operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. ASC 718, "Compensation - Stock Compensation" requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

With the above valuation methods, the total value of stock options granted in 2010 and 2009 was approximately $14,000 and $204,000, respectively, which are amortized ratably over the related vesting periods, which ranged from immediate vesting to five years.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have evaluated the ASU and do not believe it will have a material impact on the consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

1.	Description of Business and Summary of Accounting Principles (Continued)

Recent Accounting Pronouncements (Continued)

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, "Fair Value Measurements" that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-2 is not expected to have a material effect on the Company's consolidated results of operation and financial condition.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated results of operation and financial condition.

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and as of November 30, 2010 has negative working capital of $16,483,695 and a stockholders’ equity deficiency of $17,809,271.  In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  Further, the Company is having difficulty in raising capital and borrowing funds and the Company’s long-term debt described in Note 5 is past due and payable upon demand by the lender.  The Company expects its operating losses and cash deficits from operations to continue through fiscal 2011. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.  Furthermore, the Company has been unable to provide its Chief Executive Officer and its Chief Information Officer with the cash compensation levels that it agreed to pay them.  If either officer ceases to work for the Company, it may have to discontinue operations.  As a result, the Company will need to raise additional cash through some combination of borrowings, sale of equity or debt securities or sale of assets to enable it to meet its cash requirements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

2.	Going Concern Matters and Realization of Assets (Continued)

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.  Management’s plans include:

1. Seeking to raise $150,000 in debt or equity in the near term, and additional equity later in the year.  With additional cash available to the Company, it can cover monthly cash losses and allocate funds toward marketing its products to achieve additional sales and consequently cut monthly operating losses.

2. Seeking to raise debt or equity to replace its current lender.  The Company’s lender has been negotiating with investors who are interested in purchasing its debt at a discount.  There can be no assurance that an investor will be successful in purchasing the debt or that the investor will restructure such debt in a manner that is significantly favorable to the Company.  Any offer to purchase the debt must be approved by the lender’s credit committee.

3. Continuing to develop new uses and distribution channels for voice-over-IP-enabled mobile phone service (“Mobile VoIP”).   The Company’s Mobile VoIP product currently runs on several Nokia smart phones.  It is also an application that can be downloaded to hundreds of mobile devices, and industry analysts estimate that more than 100 million of such devices are currently in use by consumers.

4. Continue to develop new distribution channels for the Ojo Vision VoIP video phone.  Management estimates that positive cash flow from operations will be reach upon the addition of 5,000 video phone customers utilizing our VoIP service.  The Company sells this product on various web sites, through agents and a multi-level marketing firm.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

3.	Property and Equipment

	2010	2009

Computer equipment and software	$-	$1,445,861

Less accumulated depreciation and amortization	-	1,445,861

	$-	$-

At November 30, 2009, the Company deemed all of its property and equipment impaired and recorded an impairment loss of $784,913.  The Company had no property and equipment additions in fiscal 2010 and all fully depreciated equipment and software was written off during the year ended November 30, 2010.

4.            Deferred Finance Costs

	2010	2009

Gross asset	$-	$1,192,041
Less accumulated amortization	-	1,192,041

	$-	$-

Amortization expense of deferred finance costs for the years ended November 30, 2009 was $298,951.  At November 30, 2009, the Company deemed the remaining book value of deferred finance costs to be impaired since the related debt is callable by its lender and recorded an impairment loss of $248,989.

5.	Long-Term Debt and Capital Lease Obligations

The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2010:

Principal lender:	2010	2009	Interest Rate

Note dated November 30, 2005	$2,261,281	$2,148,125	5.25%
Note dated May 31, 2006	1,642,059	1,559,748	5.25%
Note dated September 28, 2007	5,153,932	4,697,200	9.75%
Note dated May 28, 2008	2,230,658	1,864,895	20.00%
Note dated October 29, 2008	1,414,968	1,232,212	15.00%
Note date February 15, 2009	792,064	672,671	20.00%
Note dated October 6, 2009	11,634	10,124	5.25%
Note dated November, 2009	52,849	50,190	5.25%

Total principal lender debt	13,559,445	12,235,165

Short-term borrowings	487,576	-	12.00% - 24.00%
Capital lease obligations	83,457	142,087	12.00% - 17.00%

Total	$14,130,578	$12,377,252

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

5.	Long-Term Debt and Capital Lease Obligations (Continued)

Debt with Principal Lender

As of November 30, 2010 and 2009, the Company owed its principal lender $13,559,445 and $12,235,165 respectively.  All of such debt became due by its terms on September 30, 2010.  As of November 30, 2010 and 2009, the Company had not made payments of principal and interest when due, and was in default of its agreements with its principal lender. Since the debt was callable at the option of the lender at November 30, 2009, amortization of the remaining debt discount of $4,256,477 was recorded during the year ended November 30, 2009, so that the carrying amount of the debt is equal to the face value of the notes plus accrued interest. In connection with this debt, in prior years, the Company had issued warrants to its lender.   The Company determined that the warrants issued to the lender in connection with all financings represented derivatives, and as the warrant provided for a potential cash settlement, it was classified as debt. Accordingly, the Company initially recorded the fair value of these derivatives as a debt discount and a liability on its consolidated balance sheet. The discounts were being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the related indebtedness.  For the year ended November 30, 2009, due to a significant drop in the price of the Company’s common stock, a lack of trading in the Company’s common stock, the uncertainty about the Company’s ability to continue in business, its inability to obtain additional financing, its continued losses and financial position and other factors, the Company determined the fair value of all warrants issued to its lender was zero.  Fair value for this purpose is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  At November 30, 2009, the warrant liability recorded on the Company’s books was decreased by $6,030,021 to $0 with a corresponding credit to other income.  During the year ended November 30, 2010, the warrants were cancelled by the lender. In connection with the financings, the Company has agreed, so long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to the lender, the Company entered into a Master Security Agreement that assigns and grants to the lender a continuing security interest and first lien on all of the assets of the Company and its subsidiaries.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

5.	Long-Term Debt and Capital Lease Obligations (Continued)

Short-Term Borrowings and Capital Lease Obligations

The Company is in default on substantially all its capital lease obligations and has recorded such obligations as current obligations.  Short-term borrowings include demand notes from the Company’s Chief Executive Officer of $459,339, at annual interest rates of ranging from 12% and 24%.

On October 29, 2010, the Company issued convertible debt in the amount of $81,562 to settle trade payables for the same amount.  The debt is convertible at a discount of 50% to the common share price, with share issuance based on the average of the three lowest trading prices of the Company’s common stock for the ten days prior to conversion through the maturity date of April 29, 2011.  The Company determined that the conversion option should be classified as a derivative liability as the number of shares issuable pursuant to the conversion option is undeterminable.  The conversion option and the related instruments were initially valued at $71,100 using the Black Scholes method (expected term of .5 years, risk free rate of .14% and volatility of 351%) and this amount was recorded as a debt discount and derivative liability (included under the caption  Accounts payable and other current liabilities).  As of November 30, 2010, $29,000 of debt had been converted into 880,785 shares of common stock.  At November 30, 2010, the derivative liability on the remaining debt had been adjusted to a marked to market value of $70,519, using the Black Scholes method (expected term of .42 years, risk free rate of .14%, and volatility of 367%), with a mark to market charge of $28,419 being recognized in the Company’s consolidated statement of loss (included under the caption Other, net).  The note discount is being amortized using the effective interest method over 4 months, the expected term of the conversion option, and interest expense of $17,775 was recognized during the year ended November 30, 2010.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

6.            Fair Value Measurements (Continued)

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

Long-term debt

At November 30, 2010 and 2009, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.  During the year ended November 30, 2009, since the debt became callable, remaining unamortized debt discount was fully expensed as interest.  Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the long-term debt.

Warrant Liabilities

At November 30, 2009, management determined that, based on the various factors listed in Note 5, the value of the warrant liability was $0 at November 30, 2009.  As many of the factors used to determine the fair value are based on unobservable inputs, the Company accordingly, classified the fair value measurement of the warrant liability at Level 3 at November 30, 2009.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
6.            Fair Value Measurements (Continued)

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of November 30, 2010 and 2009.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2010

Derivative liability	$70,519	-	$70,519	-

November 30, 2009

Warrant liabilities	-	-	-	-

Changes in Level 3 Instruments for the Year Ended November 30, 2009

The table below summarizes the activity for liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the year ended November 30, 2009:

December 1, 2009	$-

Net realized/unrealized gains included in income	(6,030,021)

Purchases, sales, issuances and settlements	408,951

Transfers in and/or out of Level 3	5,621,070

November 30, 2009	$-

The Company has no instruments with significant off balance sheet risk.

7.	Income Taxes

At November 30, 2010, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $34,000,000 expiring in the years 2011 through 2030.  Utilization of the net operating losses may be subject to annual limitation provided by Section 382 of the Internal Revenue Code and similar State provisions.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

7.	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets, net:
Net operating loss carryforwards	$11,550,000	$11,000,000
Allowance for doubtful accounts	50,000	70,000
Stock based compensation	300,000	150,000
Accrued pension	470,000	430,000
Property, plant and equipment	60,000	110,000
Interest	810,000	550,000
Other	220,000	190,000
	13,460,000	12,500,000
Valuation allowance	13,460,000	12,500,000

Net deferred assets	$-	$-

The valuation allowance increased to $13,460,000 at November 30, 2010 from $12,500,000 at November 30, 2009.

The following is a reconciliation of the tax provisions for the years ended November 30, 2010 and 2009 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2010	2009

Statutory Federal income tax rate	(34.0)%	(34.0)%

Loss generating no tax benefit	34.0	34.0

Permanent differences	-	-

	-	-

The Company did not have any material unrecognized tax benefits as of November 30, 2010 and 2009. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2010 and 2009. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2007 through 2010.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

8.            Pension Plans

The Company sponsors a defined benefit plan covering approximately 40 former employees.  The Company’s funding policy with respect to the defined benefit plan is to contribute annually not less than the minimum required by applicable law and regulation to cover the normal cost and to fund supplemental costs, if any, from the date each supplemental cost was incurred.  Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  The Company was unable to make the required pension contributions and the Plan no longer has any assets and the Company relies on the Pension Benefit Guarantee Corporation (“PBGC”) to fund the pension payments from the plan.  The Company uses a November 30 measurement date for its pension plan.

Effective June 30, 1995, the plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  Pension expense amounted to $128,379 and $426,553 for the years ended November 30, 2010 and 2009.

Obligations and Funded Status at November 30:

Pension Benefits	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$(1,345,612)	$(990,846)
Interest cost	(69,398)	(75,983)
Actuarial gain (loss)	585	(324,836)
Benefits paid	45,030	46,053

Benefits obligation at end of year	$(1,369,395)	$(1,345,612)

Change in plan assets:
Fair value of plan assets at beginning of year	$78,727	$108,514
Actual return on plan assets	(44,535)	(25,734)
Employer contribution	10,838	42,000
Benefits paid	(45,030)	(46,053)

Fair value of plan assets at end of year	$-	$78,727

Funded status	$(1,369,395)	$(1,266,885)
Net amount recognized	$(1,369,395)	$(1,266,885)

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

8.            Pension Plans (Continued)

Amounts recognized in the statement of financial position consist of:

	2010	2009

Accrued benefit cost	$(1,369,395)	$(1,266,885)
Net amount recognized	$(1,369,395)	$(1,266,885)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $1,369,395 and $1,345,612 at November 30, 2010 and 2009, respectively.

Information required for a pension plan with an accumulated benefit obligation in excess of plan assets:

	November 30
	2010	2009

Projected benefit obligation	$(1,369,395)	$(1,345,612)
Accumulated benefit obligation	(1,369,395)	(1,345,612)
Fair value of plan assets	-	78,727

Components of net periodic benefit cost:

	2010	2009

Interest cost	$69,398	$75,983
Expected return on plan assets	(4,864)	(8,410)
Amortization of net loss	51,905	42,924

Net periodic benefit cost	$116,439	$110,497

Assumptions

Weighted-average assumptions used to determine net periodic benefit cost as of November 30:
	2010	2009

Discount rate	5.10%	5.58%
Expected long-term return on plan assets	N/A	8.00%

The expected return on Plan assets should remain constant from year to year since the long-term expectation should not change significantly based on a single year’s experience.  A rate of 8% was adopted for this purpose for 2009, however since the Plan no longer has any assets, there is no expected rate used in the calculation for 2010.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

8.            Pension Plans (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at November 30, 2010 and 2009, by asset category are as follows:
	November 30
	2010	2009
Asset Category
Equity securities	0%	7.0%
Other – cash	0%	93.0%

Total	0%	100.0%

Equity securities include the Company’s common stock in the amounts of approximately $0 and $5,779 (7.3% of plan assets) at November 30, 2010 and 2009.

Cash flows – Contributions

The Company does not expect to make the required quarterly contributions to its defined benefit plan in fiscal 2011 and is in the process of having the PBGC take over the operations and funding of the plan.  Beginning in September 2010 the PBGC has been funding the monthly benefit payments of $3,773.

Estimated Future Benefit Payments

The following pension benefit payments are expected to be paid by the PBGC:

Years ended November 30,

2011	$52,580
2012	52,318
2013	61,480
2014	71,418
2015	70,100
2019-2019	516,250

$824,146

Defined Contribution Plan

The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code.  The Company may make discretionary contributions.  There were no contributions made for the years ended November 30, 2010 and 2009.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

9.             Commitments and Contingencies

Operating Leases

The Company leases facilities under operating lease agreements that can be canceled with 30-day advance notice.

Rent expense was approximately $43,000 and $147,000 in fiscal 2010 and 2009, respectively.  In addition to the annual rent, in fiscal 2009, the Company paid real estate taxes, insurance and other occupancy costs on its leased facilities.

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

10.           Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.10 per share, with rights and privileges to be determined by the Board of Directors.  The Company has 150,000,000 authorized shares of its common stock.  The authorized shares were increased to 250,000,000 by a shareholder vote on May 13, 2009, but the Company has not yet filed an amendment with New York State to reflect the increase in authorized shares due to the cost of the filing.  The Company was originally required to increase its authorized shares due to the number of warrants held by its lender.  However, all of the warrants formerly held by the Company’s lender have been cancelled by the lender and consequently the lender has not required that the amendment to the Company’s certificate of incorporation be filed with New York State.

On May 13, 2009, the shareholders of the Company approved a proposed amendment to the Certificate of Incorporation of the Company to effect a reverse split of the Company’s common stock and authorized the Board of Directors (“Board”) to file the amendment at any time prior to the next annual meeting.  On February 4, 2010, the Board authorized a reverse split of the common stock on a 1-for-10 basis, whereby the Company issued to each of its stockholders one share of common stock for every 10 shares of common stock held by such stockholder.  The reverse split was effective on September 22, 2010.  The financial statements as of and for the year ended November 30, 2009 have been retroactively adjusted to give effect to the reverse split.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
10.           Stockholders’ Equity (Continued)

The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding December 1, 2008	1,268,151	$1.00 - $5.80	$2.10

Granted during year ended November 30, 2009	679,000	$1.70 - $3.00	$2.40

Exercised/canceled during year ended November 30, 2009	(613,000)	$1.00 - $5.80	$2.40

Outstanding November 30, 2009	1,334,151	$1.60 - $5.80	$2.50

Granted during year ended November 30, 2010	956,147	$0.10 - $5.80	$.63

Exercised/canceled during year ended November 30, 2010	(1,070,104)	$0.10 - $0.36	$1.12

Outstanding November 30, 2010	1,220,194	$0.10 - $0.58	$0.23

Options exercisable, November 30, 2010	424,533	$0.10 - $3.30	$1.61

The following table summarizes information about the options outstanding at November 30, 2010 and 2009:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2010
$0.10 - $3.30	1,220,194	2.10	$2.09	424,533	$1.61

As of November 30, 2009
$1.00 - $5.80	1,334,151	1.92	$2.30	217,800	$2.50

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 40,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares.  The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 10,000.  No shares were awarded during fiscal 2010 and 2009.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

10.	Stockholders’ Equity (Continued)

As of November 30, 2010 and 2009, warrants were outstanding to purchase up to 3,526,900 and 16,344,354 shares of the Company’s common stock at prices ranging from $.10 to $9.50.  The warrants expire on varying dates through November 2020.

On May 27, 2009, the Company issued 4,000 shares of restricted common stock to a company in conjunction with a contractual obligation for investor relation services.  The stock was valued at its fair market value of $2.35 a share, or $9,400, on the date that services began and was amortized over a one-month period.

On June 16, 2009, the Company issued 20,000 free-trading shares of stock to its lender in conjunction with a cashless exercise of a warrant.

The Company issued stock options for various services in fiscal 2009 in lieu of making a cash payment.  Options for legal, bookkeeping and marketing services provided to VoX Communications were exercised for a total of 126,100 shares of common stock.  The Company did not receive full payment for one of the exercises, and consequently the Company has a subscription receivable for $30,500, which has been recorded as a reduction in paid in capital.

During fiscal 2009, the Company also issued 20,000 shares of common stock in exchange for consulting services and 15,000 shares in exchange for bookkeeping services.

On September 10, 2009 the Company’s board of directors approved a private placement of common stock at $0.10 per share.  Shares can be issued for a cash payment or in exchange for salary that was earned but not paid for in cash.  The Company’s Chief Information Officer and Chief Executive Officer were issued 20,000 and 10,000 shares, respectively, in exchange for unpaid wages, and the Chief Executive Officer also purchased 10,000 shares with a cash payment.

During the second quarter of fiscal 2009, a board member exercised options to purchase 2,500 shares of stock by surrendering free-trading shares of common stock to pay for the exercise price of such options, resulting in a net issuance of 1,121 shares of common stock.

In December 2009, the Company issued 25,000 shares of common stock in a private placement to an accredited investor at $1.00 a share and incurred a finder’s fee payable of $2,500 plus a four-year warrant to purchase 2,500 shares of our common stock at $1.20 per share.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

10.	Stockholders’ Equity (Continued)

In December 2009, the Company issued an aggregate of 12,014 shares of common stock to five employees who elected to accept stock in lieu of cash compensation of $12,014.

In the first quarter of fiscal 2010, the Company issued 120,000 shares of common stock in conjunction with the exercise of stock options granted under the Company’s 2009 equity incentive plan.

In February 2010, the Company issued 30,000 shares of restricted common stock to an individual in conjunction with a contractual obligation for investor relations services.  The stock was valued at its fair market value of $.80 a share, or $24,000, on the date that services began and was amortized over a three-month period.

In April 2010, the Company issued 15,000 shares of restricted common stock to a sales and marketing firm in conjunction with a contractual obligation to sell the Company’s products.   The stock was valued at its fair market value of $0.95 a share, or $14,250 on the date that services began and was amortized over a one-month period.

In May 2010, the Company issued 33,000 shares of common stock to a sales and marketing firm in conjunction with a contractual obligation to sell the Company’s products. The stock was valued at its fair market value of $0.65 a share, or $21,450, on the date that services began and was amortized over a one-month period.

In the second quarter of fiscal 2010, the Company issued 35,000 shares of common stock in conjunction with the exercise of stock options granted under our equity incentive plans.

In May 2010, the Company’s chief executive officer purchased 80,000 shares of common stock and warrants to purchase 160,000 shares of common stock at a price of $1.00 per share, for an aggregate purchase price of $80,000.

In May 2010, the Company’s chief information officer converted unpaid salary expense of $70,000 into 70,000 shares of common stock and warrants to purchase 140,000 shares of common stock at a price of $1.00 per share.

In June 2010 the Company issued 21,700 shares of common stock and a warrant to purchase 43,400 shares of common stock to a private investor for a purchase price of $21,700.  We also issued 17,500 shares of our common stock to a consultant in conjunction with an option exercise, upon receipt of $17,500, and 40,000 shares to two consultants to satisfy contractual obligations totaling $40,000 with the consultants.

In July 2010 the Company issued 22,007 shares of common stock to settle debts of $22,007.  The Company also issued 25,000 shares of common stock in conjunction with exercises of stock option grants, and 125,000 shares of common stock for contractual obligations that we valued at $10,000.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

10.	Stockholders’ Equity (Continued)

In July and August 2010 the Company issued a total of 50,000 shares of common stock to three consultants in conjunction with sales and marketing services.  20,000 of such shares were valued at its fair market value of $0.80 a share, or $16,000, on the date that services began and was amortized until October 31, 2010.  30,000 of such shares were valued at a contractual price of $1.00 a share, or $30,000, on the date that services began and were amortized over a three-month period.

In September 2010 the Company issued 40,000 shares of common stock to a marketing consultant in exchange for a one-year service agreement. The stock was valued at its fair market value of $0.36 a share, or $14,400, on the date that services began and is being amortized over a 12-month period.  The Company also issued 100,000 shares to a consultant for acquisition services.  The stock was valued at its fair market value of $0.55 a share, or $55,000, on the date that services began and was amortized over a one-month period.

In the fourth quarter of fiscal 2010, Company issued 685,761 shares of common stock with a fair market value of $138,474 to settle accounts payable of $49,822 resulting in a loss of $88,652 included in the other income (expense) caption on the consolidated statements of loss.

In the fourth quarter of fiscal 2010, the Company issued 150,000 shares of common stock in conjunction with the exercise of stock options granted under the Company’s 2010 equity incentive plan.

In the fourth quarter of fiscal 2010, the Company’s chief executive officer purchased 945,000 shares of common stock and warrants to purchase 1,890,000 shares of common stock at a price of $0.10 per share, for an aggregate purchase price of $109,000.

In November 2010, the Company’s chief information officer converted unpaid salary expense of $50,000 into 500,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at a price of $0.10 per share.

Subsequent to the end of the fiscal year, the Company issued stock and warrants to purchase stock in conjunction with a private placement of securities.  In December 2010 the Company issued 200,000 shares of common stock and a warrant to purchase 400,000 shares of common stock at a price of $0.10 per share, to a private investor for an aggregate purchase price of $20,000.  In January 2010 the 2010 the Company issued 350,000 shares of common stock and a warrant to purchase 700,000 shares of common stock at a price of $0.10 per share, to the Company’s chief executive officer for an aggregate purchase price of $35,000.

In December 2010, the Company issued 75,000 shares of common stock in conjunction with the exercise of stock options granted under the Company’s equity incentive plans.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

10.	Stockholders’ Equity (Continued)

In December 2010 the Company issued 1,797,131 shares of common stock to settle debts of $43,700.  In January 2011 the Company issued 1,687,045 shares of common stock to settle debts of $27,500.  In February 2011, the Company issued 3,458,161 shares of common stock to settle debts of $45,892.  Through March 15, 2011, the Company issued 562,338 shares of stock in March 2011 to settle debts of $7,029.

The Company issued a one-year $50,000 convertible debenture to a non-affiliate on December 24, 2010, with interest payable at 12% per annum.  Conversion features allow the holder to convert into shares of the Company’s common stock at a 50 percent discount to the trading price of the common stock, as defined.  The Company can pre-pay any portion of the debenture at any time at a 25 percent premium to the principal amount that is retired.

11.           Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2010	2009

Net loss	$(3,407,214)	$(5,013,983)

Weighted average common shares outstanding	3,410,748	2,692,186
Effect of dilutive securities, stock options and preferred stock	-	-
Weighted average dilutive common shares outstanding	3,410,748	2,692,186

Loss per common share – basic	$(1.00)	$(1.86)

Loss per common share – diluted	$(1.00)	$(1.86)

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

12.           Risks and Uncertainties

The Company has created a proprietary IP telephony network and has transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of the business is currently dependent upon the success of the IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;
•	The cooperation of our lender who has not demanded repayment of our debt that was due in October 2010;
•	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
•	The cooperation of industry service partners that have signed agreements with us;
•
The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

•	The ability to comply with provisions of our financing agreements;
•	The highly competitive nature of our industry;
•	The acceptance of telephone calls over the Internet by mainstream consumers;
•	Our ability to retain key personnel;
•	Our ability to maintain adequate customer care and manage our churn rate;
•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
•	The impact of adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes, fees and penalties;
•	Our ability to manage rapid growth while maintaining adequate controls and procedures;
•	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
•	The decrease in telecommunications prices to consumers;
•	General economic conditions.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

13.           Accounts Payable and Accrued Expenses

	2010	2009

Trade payables	$1,077,641	$875,030
Payable from sale of subsidiaries	796,499	796,499
Customer deposits	155,101	147,600
Other, individually less than 5% of current liabilities	486,528	454,552

	$2,515,769	$2,273,681

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At November 30, 2010 and 2009, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries.  If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

14.           Related Party Transactions

The Company paid fees to a software consulting firm (“Consultant”) of $252,000 and $253,000 in fiscal 2010 and 2009, respectively.  All such work performed by the Consultant is the property of the Company.  The Company has hired individuals who were performing work for the Company on behalf of the Consultant, and during fiscal 2007, the Company hired the owner of the Consultant.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  The Company officer received fees from the Consultant of $55,000 and $60,000 in fiscal 2010 and 2009, respectively.  Total funds paid to the Consultant resulted in capitalized internal use software and computer equipment of $90,000 in fiscal 2009 and none in fiscal 2010.  The remaining fees of $162,000 in fiscal 2009 were deemed to be operating costs.

At November 30, 2010, total unpaid salary owed to the Company’s chief executive officer was $306,339, which was converted into unsecured short-term loans bearing interest at 12%.  Accrued interest on such loans was $31,575 as of November 30, 2010.

Additionally, from December 1, 2009 to November 30, 2010, the Company’s chief executive officer provided funding to the Company in the amount of $342,000.  Of such amount, $188,000 was converted into common stock and $153,000 was provided as unsecured short-term loans bearing interest at 24%.  Accrued interest on such loans was $26,483 as of November 30, 2010.

The Company also owes its chief executive officer $117,764 for unreimbursed business expenses, which are included in the Company’s accounts payable balance.