Form 10-Q
period 2011-02-28
PERVASIP CORP
filed 2011-04-19
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2011.

[      ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  to    .

Commission file number 0-4465

Pervasip Corp.
_________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

New York                                                                                          13-2511270
__________________________________________________________________________________________
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

75 South Broadway, Suite 400, White Plains, New York                         10601
__________________________________________________________________________________________
(Address of principal executive offices)                                              (Zip Code)

Registrant’s telephone number, including area code:   914-620-1500
__________________________________________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 19,977,750 shares of common stock, par value $.10 per share, as of March 31, 2011.

PART 1. FINANCIAL INFORMATION
Item 1.                      Financial Statements

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	Feb. 28, 2011	Nov. 30, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26,273	$31,653
Accounts receivable, net	100,417	90,038
Prepaid expenses and other current assets	31,895	40,961
Totat current assets	158,585	162,652

Other assets	41,411	43,819
Total assets	$199,996	$206,471

Liabilities and Stockholders' Equity Deficiency

Current liabilites:
Current maturities of long-term debt and caiptal lease obligations	$14,438,910	$14,130,578
Accounts payable and accrued expenses	2,548,525	2,515,769
Total current liabiliies	16,987,435	16,646,347

Accrued pension obligation	1,381,395	1,369,395
Total liabilities	18,368,830	18,015,742

Stockholders' equity deficiency:
Perferred stock,$.10 par value;1,000,000 shares
authorized , none issued and outstanding	-	-
Common stock, $.10 par value; 150,000,000 shares
authorized, 15,870,359 and 6,871,605 shares issued and
outstanding in 2011 and 2010	1,587,036	687,161
Capital in excess of par value	31,381,115	31,852,584
Deficit	(51,139,294)	(50,350,805)
Accumulated comprehensive income	2,309	1,789
Total stockholders' equity deficiency	(18,168,834)	(17,809,271)
Total liabilities and stockholders' equity deficiency	$199,996	$206,471

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2011	Feb. 28, 2010

Revenues	$319,671	$374,767

Cost and expenses:
Costs of services	197,405	311,444
Selling, general and administrative	436,113	583,243
Total costs and expenses	633,518	894,687

Loss from operations	(313,847)	(519,920)

Other income (expense):
Interest expense	(482,161)	(328,127)
Other, net	7,520	-
Total other income (expense)	(474,641)	(328,127)

Net income (loss)	(788,488)	(848,047)

Other comprehensive loss-
foreign currency translation adjustment	520	(73)
Comprehensive income (loss)	$(787,968)	$(848,120)

Basic earnings (loss) per share	$(0.08)	$(0.29)
Diluted earnings (loss) per share	$(0.08)	$(0.29)

Weighted average number of common shares outstanding:
Basic	10,234,574	2,906,938
Diluted	10,234,574	2,906,938

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2011	Feb. 28, 2010
Net cash used in operating activities:	$(154,832)	$(124,024)

Cash flows from financing activities:
Repayment of long-term debt	(1,048)	(2,415)
Proceeds from short-term borrowing	58,000	47,000
Proceeds from exercise of options	7,500	10,000
Proceeds from the sale of stock	85,000	35,500
Net cash provided by financing activities	149,452	90,085

Decrease in cash and cash equivalents	(5,380)	(33,939)
Cash and cash equivalents at beginning of period	31,653	35,993
Cash and cash equivalents at the end of period	$26,273	$2,054

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended November 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2010.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of our company which, in turn, is dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in our future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue operating.  Management’s plans include:

1. Seeking to raise $150,000 in debt or equity in the near term, and additional equity later in the year.  With additional cash available to us, we can cover monthly cash losses and allocate funds toward marketing our products to achieve additional sales and consequently cut monthly operating losses.

2. Seeking to raise debt or equity to replace our current lender.  Our lender has come to terms with a non-affiliated strategic investor (the “Investor”) to sell all of our debt at a discount of approximately 75%.  The Investor, our lender and we have signed a purchase and assignment agreement that requires the Investor to make a down payment of $200,000 and then monthly payments over a 24-month period to purchase half of our debt for  $1,625,000.  The agreement also grants an option to the Investor, which expires on February 28, 2012, to purchase the remaining half of our debt for $1,625,000.  Among other things, the agreement prevents our lender from attempting to collect any payments from us or from attempting to foreclose on our assets, as long as the Investor continues to make the specified monthly payments.  We believe the Investor has sent a first payment of $100,000 and plans to remit an additional payment that will render the agreement effective.   The Investor has indicated to us that they will restructure such debt in a manner that is significantly favorable to us; however, there can be no assurance that they will do so.

3. Continuing to develop new uses and distribution channels for our voice-over-IP-enabled mobile phone service (“Mobile VoIP”).   Our Mobile VoIP product currently runs on several Nokia smart phones.  It is also an application that can be downloaded to hundreds of mobile devices, and industry analysts estimate that more than 100 million of such devices are currently in use by consumers.

4. Continue to develop new distribution channels for the Worldgate Ojo Vision VoIP video phone.  We estimate that positive cash flow from operations will be reached upon the addition of 5,000 video phone customers utilizing our VoIP service.  We sell this product on various web sites, through agents and through a multi-level marketing firm.

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

Note 3 – Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU 2010-28, "Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. We do not expect that the adoption of ASU 2010-28 will have a material impact on our consolidated results of operation and financial condition.

In December 2010, FASB issued accounting standard ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)." ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC, that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not expect that the adoption of ASU 2010-28 will have a material impact on our consolidated results of operation and financial condition.

Note 4-Major Customers

During the three-month periods ended February 28, 2011 and 2010, one customer accounted for approximately 27% and 15% of our revenues, respectively.  At February 28, 2011 and November 30, 2010, monies owed to us from our major customer accounted for 15% and 5%, respectively, of our total accounts receivable balances.

Note 5-Net Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 4,627,000 and 16,879,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of diluted net loss per share for the three-month periods ended February 28, 2011 and February 28, 2010, respectively, because the effect would be anti-dilutive.

Note 6-Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from being a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network and the growth of the mobile IP industry.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;
•	The cooperation of our lender, which has not demanded repayment of our debt that was due in September 2010;
•	The cooperation of industry service partners that have signed agreements with us;
•	Our ability to market our services to current and new customers and to generate customer demand for our products and services in the geographical areas in which we operate;
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

Note 7-Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock (see Note 13).  For the three-month periods ended February 28, 2011 and February 28, 2010, we recorded approximately $24,000 and $20,000, respectively, in employee stock-based compensation expense, which was included in our selling, general and administrative expenses.  As of February 28, 2011, there was approximately $126,000 of unrecognized stock-compensation expense that will be expensed over the next two years.

Note 8-Accounts Payable and Accrued Expenses

At February 28, 2011 and November 30, 2010, included in the caption accounts payable and accrued expenses, were liabilities of approximately $796,000 for items in conjunction with transactions related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly and, accordingly, we have not reduced the amount of the liability.  One of our former subsidiaries filed for bankruptcy protection on September 23, 2008, and is now in a Chapter 7 liquidation.  We believe the bankruptcy filing further decreases our potential liability to the purchaser.  However, there can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

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

We do not expect to make the required quarterly contributions to the defined benefit plan in fiscal 2011 and we reported to the Pension Benefit Guarantee Corporation (“PBGC”) that we were unable to pay all the required quarterly contributions in fiscal 2009 and that the plan no longer can make monthly pension payments to the plan participants.  Beginning in October 2010, the PGBC has funded the pension payments due to the plan participants.

Note 10 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of February 28, 2011 and November 30, 2010:

Principal lender:	Feb. 28, 2011	Nov. 30, 2010	Interest Rate

Note dated November 30, 2005	$2,289,224	$2,261,281	5.25%
Note dated May 31, 2006	1,662,350	1,642,059	5.25%
Note dated September 28, 2007	5,266,564	5,153,932	9.75%
Note dated May 28, 2008	2,320,846	2,230,658	20.00%
Note dated October 29, 2008	1,460,031	1,414,968	15.00%
Note date February 15, 2009	811,653	792,164	20.00%
Note dated October 6, 2009	12,010	11,634	5.25%
Note dated November, 2009	53,506	52,849	5.25%

Total principal lender debt	13,876,184	13,559,545

Short-term borrowings	493,668	487,576	12.00% - 24.00%
Capital lease obligations	69,058	83,457	12.00% - 17.00%

Total	$14,438,910	$14,130,578

Debt with Principal Lender

As of February 28, 2011 and November 30, 2010, we owed our principal lender $13,876,184 and $13,559,545, respectively.  All of such debt became due by its terms on September 30, 2010.  We have not made payments of principal or interest when due, and we are in default of our agreements with our principal lender.  In connection with this debt, in prior years, we had issued warrants to our lender.  During the year ended November 30, 2010, the warrants were cancelled by the lender. In connection with the financings, we agreed, so long as 25% of the principal amount of the financings is outstanding, to certain restrictive covenants, including, among others, that we will not declare or pay any dividends; issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date, as defined in the agreement; redeem any of our preferred stock or other equity interests; dissolve, liquidate or merge with any other party unless, in the case of a merger, we are the surviving entity; materially alter or change the scope of our business; incur any indebtedness except as defined in the agreement; or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to the lender, we entered into a master security agreement that assigns and grants to the lender a continuing security interest and first lien on all of our assets and the assets of our subsidiaries.

Short-Term Borrowings and Capital Lease Obligations

We are in default on substantially all of our capital lease obligations and we have recorded such obligations as current obligations.  Short-term borrowings include demand notes from our chief executive officer of $473,141, at annual interest rates ranging from 12% and 24% and convertible debentures outstanding of $20,527, at annual interest rates ranging from 6% to 12%.

The convertible debentures consist of a $50,000 convertible debenture that we issued in exchange for a $50,000 cash payment, and three debentures, which we issued in the aggregate total of $93,170, in exchange for a reduction in notes and trade payables that totaled $93,170. Conversion features allow the holders to convert into shares of our common stock at a discount to the trading price of our common stock, ranging from 10% to 50%.  We can pre-pay any portion of the debentures at any time at a 15% to 25% premium to the principal amount that is retired.  From December 1, 2010 to April 15, 2011 we issued a total of 5,358,606 shares of our common stock for debt conversions to pay approximately $92,000 in debt.  We determined that the conversion option should be classified as a derivative liability as the number of shares issuable pursuant to the conversion option is undeterminable.  The derivative liability was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of .14% and volatility of 327%.   At February 28, 2011, the aggregate derivative liability for the convertible debentures was adjusted to a marked to market value of $61,374, using the Black Scholes method.

Note 11-Income Taxes

At November 30, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $34,000,000 that expire in the years 2011 through 2030.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized.  Utilization of the net operating losses may be subject to annual limitation provided by Section 382 of the Internal Revenue Code and similar State provisions.

Note 12 – Related Party Transactions

In connection with use of software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 28, 2011 and 2010 of $48,000 and $63,000, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $15,000 during the three-month period ended February 28 2010.  The fees for services performed by the Consultant were deemed to be operating costs.

At February 28, 2011, we owed our chief executive officer was approximately $690,000 for loans he provided to the Company, unpaid salary and unpaid business expenses.  Our chief executive officer also participated in private placements to purchase 1,250,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at a price of $0.10 per share, for a total cost of $125,000 during the period of January 2011 to March 2011.  In addition, on April 14, 2011, our chief executive officer sold three demand notes that we issued to him, totaling $50,000, to a third-party investor for a price of $50,000.  The third-party investor also received conversion rights to convert the debt into our common stock at a 45% discount to its trading price.  Our chief executive officer lent us the $50,000 he received from the third-party investor and we issued him a $50,000 demand note, with interest payable at 24% per annum.

Note 13 – Equity

During the first quarter of fiscal 2011, we issued stock and warrants to purchase stock in conjunction with a private placement of securities.  In December 2010, we issued 200,000 shares of common stock and a warrant to purchase 400,000 shares of common stock at a price of $0.10 per share, to an employee for an aggregate purchase price of $20,000.  In January 2011, we issued 350,000 shares of common stock and a warrant to purchase 700,000 shares of common stock at a price of $0.10 per share, to our chief executive officer for an aggregate purchase price of $35,000.  In March 2011, we issued 900,000 shares of common stock and a warrant to purchase 1,800,000 shares of common stock at a price of $0.10 per share, to our chief executive officer for an aggregate purchase price of $90,000.

In December 2010, we issued 75,000 shares of common stock, at a price of $0.10 per share, in conjunction with the exercise of stock options granted under our equity incentive plans.

From December 1, 2010 to April 15, 2011 we issued 6,982,980 shares of our common stock to settle notes and trade payables totaling approximately $112,000.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of February 28, 2011 and November 30, 2010.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

February 28, 2011

Derivative liability	$61,374	-	$61,374	-

November 30, 2010

Derivative liability	$70,519	-	$70,519	-

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

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  We provide these services using a proprietary Linux-based, open-source softswitch, which utilizes an Internet Protocol (“IP”) telephony product.  IP telephony is the real time transmission of voice communications in the form of digitized “packets” of information over the Internet or a private network, which is analogous to the way in which e-mail and other data is transmitted.  We provide our IP telephone services primarily on a wholesale basis to other service providers, such as cable operators, Internet service providers, WiFi and fixed wireless broadband providers, data integrators, value-added resellers, and satellite broadband providers. Our technology also works efficiently over mobile phone networks.  In lieu of routing a call from a mobile phone over the voice side of a mobile phone network, we route the call over the data side of the network.  The data side of the mobile phone network is simply another avenue upon which we can run our IP telephony services.  It is a low-cost method of delivering telephone service. We believe it will attract a significant number of subscribers to our service from the large and more expensive mobile phone carriers.  We refer to our use of the data side of mobile phone networks as voice-over-IP enabled mobile phone service (“Mobile VoIP”).

The continued growth in both mobile telephone services and VoIP telephone services has resulted in a new Mobile VoIP market.  Adding VoIP to mobile telephone services allows subscribers to make inexpensive VoIP calls from their mobile phones instead of using costly airtime minutes.  We have an easy-to-download VoIP application that enables users to make low-cost VoIP calls over our IP network all over the world.   The application can be downloaded to hundreds of handset models, including Symbian, Windows Mobile, iPhone, Maemo, Android and Palm handsets with 3G or WiFi coverage.  The user needs to have a data plan that allows the handset to surf the Internet.  Without the data connection, a VoIP application will not work.  We sell the VoIP application to consumers who are looking to save money on wireless telephone service but do not want to buy a new mobile phone, or decide they cannot buy one because they are in a contract with a mobile service carrier.  Our VoIP application comes with a variety of features, such as its own telephone number and voice mail to distinguish it from the other phone number(s) the consumer may have ringing to his or her smart phone.

Today we support thousands of active users around the world through our wholesale channel and our direct-to-consumer channel. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services, as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, our wholesale customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or our own brand, which is VoX Communications.  We are able to provide customized solutions that other VoIP providers, with more financial resources, are not able to provide.  For example, for customers who use the Ojo Vision Digital Video Phone on our network, we can provide video voice mail, simultaneous ringing (for example, dial one number and ten phones in ten locations ring at the same time), video ads to consumers, photo ads to consumers, and video calling without the one- or two-second delay that other carriers experience.  We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Plan of Operation

Our objective is to build a profitable worldwide video and voice communications IP telephone company on a stable and scalable platform with minimal network costs.  We intend to provide the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers connect, communicate and collaborate with each other on a worldwide basis. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay.

Specific strategies to accomplish this objective include:

•
Capitalize on our technology expertise to support new products and features. Our proprietary VoIP technology gives us the ability to offer leading-edge services and control our product development cycle.  Our ability to quickly test new IP devices on our network, including video softphones, IPTV, WiFi-enabled VoIP phones and Mobile VoIP phones, allows us to continuously offer the best and newest products as they become available.  We are not dependent upon one or two device manufacturers, which has resulted in considerable cost savings, greater capacity and flexibility per port, and the ability to provide convergent solutions with new features, services and service creation capabilities in a timely manner.

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

•
Continue to utilize back-office automation.  We believe that to achieve our objective we need to have “cradle to grave” automation of our back-office web and billing systems.  We have written our software for maximum automation, flexibility and changeability.  We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low.  Technology continues to work 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

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

Three Months Ended February 28, 2011 vs. Three Months Ended February 28, 2010

Our revenue for the three-month period ended February 28, 2011 decreased by approximately $55,000, or approximately 15%, to approximately $320,000 as compared to approximately $375,000 reported for the three-month period ended February 28, 2010.  The decrease in our revenues resulted from the loss of our largest customer in December 2009.

For the three-month period ended February 28, 2011, our gross profit amounted to approximately $122,000, which was an increase of approximately $59,000 from the gross profit of approximately $63,000 reported in the three-month period ended February 28, 2010. Although we had a reduction of revenue due to the loss of our largest customer, we were able to reduce our cost of completing calls to phone numbers that are not on our network and to increase some of the fees we charge to our customers.

Selling, general and administrative expenses decreased by approximately $147,000, or approximately 25%, to approximately $436,000 for the three-month period ended February 28, 2010 from approximately $583,000 reported in the same prior-year fiscal period. We made significant reductions to our salary and consulting expense for the period resulting in a saving of approximately $137,000.

Interest expense increased by approximately $154,000 to approximately $482,000 for the three months ended February 28, 2011 as compared to approximately $328,000 for the three months ended February 28, 2010.  The increase was attributable to higher debt balances, including the additional notes payable that we issued in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.

A mark-to-market adjustment for derivative liabilities resulted in other income for the three-month period ended February 28, 2011 of approximately $8,000, which was primarily due to a decrease in the per share market value of our common stock at February 28, 2011, in comparison to the per share value when the liabilities were incurred.  There was no income or expense for mark-to-market adjustment in the three-month period ended February 28, 2010.

Liquidity and Capital Resources

At February 28, 2011, we had cash and cash equivalents of approximately $26,000 and negative working capital of approximately $16,829,000.

Net cash used in operating activities aggregated approximately $155,000 and $124,000 in the three-month periods ended February 28, 2011 and February 28, 2010, respectively.  The principal use of cash for the quarter ended February 28, 2011 was the loss from operations of approximately $314,000, which was offset in part by an increase in accounts payable and accrued expense of approximately $105,000. The principal use of cash for the quarter ended February 28, 2010 was a loss from operations of approximately $520,000, which was offset in part by an increase in accounts payable and accrued expense of approximately $243,000.

Net cash provided by financing activities aggregated approximately $149,000 and $90,000 in the three-month periods ended February 28, 2011 and February 28, 2010, respectively. In fiscal 2011, cash provided by financing activities resulted from proceeds of stock issuances of $85,000 and short-term borrowings. In fiscal year 2010, cash provided by financing activities resulted from short-term loans and proceeds from the exercise of options and issuance of stock.

            For the three months ended February 28, 2011 and 2010, we had no capital expenditures. We do not expect to make equipment purchases in the second fiscal quarter of 2011.  We expect that any capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network for our video-over-IP products and our ability to obtain financing.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last three years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended November 30, 2010 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on eight separate occasions over the past six years and funding from our chief executive officer.  Although we are not yet profitable and we are not generating cash from operations, our lender has indicated verbally that it plans to continue to be cooperative with us, although it cannot provide us with any additional funding.  Our lender, up to this point in time, has not been requiring any payments of interest and principal on a monthly basis and has not demanded repayment.  We need immediate funding in order to continue our business operations.  Our lender has been speaking with potential investors since October 2010 in an effort to sell, at a discounted price, the debt that we owe to our lender.  We anticipate that any investor that purchases such debt will also want to fund our company’s operations going forward so that the investment it made in purchasing the debt from our lender would not become worthless.  Our lender has come to terms with a non-affiliated strategic investor (the “Investor”) to sell all of our debt at a discount of approximately 75%.  The Investor, our lender and we have signed a purchase and assignment agreement that requires the Investor to make a down payment of $200,000 and then monthly payments over a 24-month period to purchase half of our debt for  $1,625,000.  The agreement also grants an option to the Investor, which expires on February 28, 2012, to purchase the remaining half of our debt for $1,625,000.  Among other things, the agreement prevents our lender from attempting to collect any payments from us or from attempting to foreclose on our assets, as long as the Investor continues to make the specified monthly payments.  We believe the Investor has sent a first payment of $100,000 and plans to remit an additional payment that will render the agreement effective.  The Investor has indicated to us that they will restructure such debt in a manner that is significantly favorable to us; however, there can be no assurance that they will do so.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

            (b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Under the supervision and with the participation of our chief executive officer/chief financial officer, management has evaluated internal control over financial reporting by the Company using the framework for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. During the course of this assessment, management identified material weaknesses relating primarily to:

•	recording complex financial transactions, primarily in the analysis and calculation of debt financings, transaction involving taxes and the issuance of warrants and options.

We have a lack of staffing within our accounting department, both in terms of the small number of employees performing our financial and accounting functions and their lack of experience to account for complex financial and taxation transactions.  This lack of staffing continued throughout fiscal 2010 and as of the date of this Report.  Management believes the lack of qualified accounting and financial personnel amounts to a material weakness in our internal control over financial reporting and, as a result, at February 28, 2011 and on the date of this Report, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with accounting and tax expertise to assist us in accounting for complex transactions and the hiring of additional accounting staff.  However, we will be unable to remedy this material weakness in our internal controls until we have the financial resources that allow us to hire additional qualified employees.

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

PERVASIP CORP.
PART II-OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, we issued 200,000 shares of restricted common stock and warrants to purchase 400,000 shares of common stock in conjunction with a private placement.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”).

In the period January through March 2011, we issued 1,250,000 shares of restricted common stock and warrants to purchase 2,500,000 shares of common stock to our chief executive officer in conjunction with a private placement.   The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

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

Date:  April 19, 2011
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