Form 10-Q
period 2011-05-31
PERVASIP CORP
filed 2011-07-20
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-04465

PERVASIP CORP.
(Exact name of registrant as specified in its charter)

New York	13-2511270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 South Broadway, Suite 400 White Plains, New York 10601
(Address of principal executive offices)

(914) 620-1500
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Non-Accelerated Filer	☐

Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of July 15, 2011, the Company had 54,464,884 shares of its common stock, par value $0.10 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2011	Nov. 30, 2010
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$127,210	$31,653
Accounts receivable, net	110,465	90,038
Prepaid expenses and other current assets	50,814	40,961
Total current assets	288,489	162,652
Other assets	38,802	43,819
Total assets	$327,291	$206,471
Liabilities and Stockholders’ Equity Deficiency
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$14,381,638	$14,130,578
Accounts payable and accrued expenses	2,489,186	2,515,769
Derivative liabilities	503,597	-
Total current liabilities	17,374,421	16,646,347
Accrued pension obligation	1,393,395	1,369,395
Total liabilities	18,767,816	18,015,742
Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares
authorized, none issued and outstanding		-
Common stock, $.10 par value; 150,000,000 shares	-
authorized, 45,761,973 and 6,871,605 shares issued and
outstanding in 2011 and 2010	4,576,197	687,161
Capital in excess of par value	29,494,621	31,852,584
Deficit	(52,513,465)	(50,350,805)
Accumulated other comprehensive income	2,122	1,789
Total stockholders’ equity deficiency	(18,440,525)	(17,809,271)
Total liabilities and stockholders’ equity deficiency	$327,291	$206,471

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Revenues	$639,854	$738,042	$320,183	$363,275

Costs and expenses:
Costs of services	394,149	523,432	196,744	211,988
Selling, general and administrative	930,313	1,173,626	494,200	590,383
Total costs and expenses	1,324,462	1,697,058	690,944	802,371

Loss from operations	(684,608)	(959,016)	(370,761)	(439,096)

Other income (expense):
Interest expense	(1,354,879)	(664,703)	(872,718)	(336,576)
Other income (expense)	(123,173)	10,635	(130,692)	10,635
Total other income (expense)	(1,478,052)	(654,068)	(1,003,410))	(325,941)

Net loss	(2,162,660)	(1,613,084)	(1, 374,171)	(765,037)

Other comprehensive income (loss) –
Foreign currency translation adjustment	396	(780)	(124)	(707)

Comprehensive loss	$(2,162,264)	$(1,613,864)	$(1,374,295)	$(765,744)

Loss per share	$(0.12)	$(0.54)	$(0.06)	$(0.25)

Shares used in computation of
loss per share	17,623,472	2,994,224	24,851,742	3,079,613

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2011	May 31, 2010

Net cash used in operating activities:	$(423,779)	$(291,266)
Cash flows from financing activities:
Repayment of long-term debt	(2,164)	(4,930)
Proceeds from short-term borrowing	304,000	128,000
Proceeds from exercise of options	7,500	35,000
Proceeds from issuance of stock	210,000	115,500
Net cash provided by financing activities	519,336	273,570

Increase (decrease) in cash and cash equivalents	95,557	(17,696)
Cash and cash equivalents at beginning of period	31,653	35,993
Cash and cash equivalents at the end of period	$127,210	$18,297

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended November 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2010.

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

1.
Seeking to raise equity in the near term, and additional equity later in the year.  With additional cash available to us, we can cover monthly cash losses and allocate funds toward marketing our products to achieve additional sales and consequently cut monthly operating losses.

2.
Continuing to develop new uses and distribution channels for our voice-over-IP-enabled mobile phone service (“Mobile VoIP”).   Our Mobile VoIP product currently runs on several Nokia smart phones.  It is also an application that can be downloaded to hundreds of mobile devices, and industry analysts estimate that more than 100 million of such devices are currently in use by consumers.

3.
Continuing to develop new distribution channels for the Worldgate Ojo Vision VoIP video phone.  We estimate that positive cash flow from operations will be reached upon the addition of 5,000 video phone customers utilizing our VoIP service at our standard price levels.  We sell our video-VoIP service on various web sites, through agents and through a multi-level marketing firm.

4.
Working with other companies to enhance the appeal and distribution of our product.  We are in discussions with an Internet Protocol television company that may utilize our VoIP as part of its television offering and with joint venture partners to enhance our video telephone product.

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

Note 3 – Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-28 provides amendments to Topic 350 that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, goodwill impairments may be reported sooner than under current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. We do not expect that the adoption of ASU 2010-28 will have a material impact on our consolidated results of operation and financial condition.

In December 2010, FASB issued accounting standard ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” ASU 2010-29 provides amendments to subtopic 805-10 of the FASB ASC, that requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We do not expect that the adoption of ASU 2010-28 will have a material impact on our consolidated results of operation and financial condition.

Note 4 – Major Customers

During the six-month period ended May 31, 2011, two customers accounted for approximately 25% and 10% of our revenue, while during the three-month period ended May 31, 2011, two customers accounted for approximately 22% and 10% of our revenues.

During the six-month period ended May 31, 2010, one customer accounted for approximately 19% of our revenues, while during the three-month period ended May 31, 2010, two customers accounted for approximately 23% and 10% of our revenues.

Note 5 – Net Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 10,447,000 and 15,422,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of net loss per share for the six-month and three-month periods ended May 31, 2011 and 2010, respectively, because the effect would be anti-dilutive.

Note 6 – Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from being a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network and the growth of the mobile IP industry.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

●	The availability of additional funds to successfully pursue our business plan;

●	The cooperation of industry service partners that have signed agreements with us;

●	Our ability to market our services to current and new customers and to generate customer demand for our products and services in the geographical areas in which we operate;

●	The cooperation of our creditors;

●
The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

●	Our ability to comply with provisions of our financing agreements;

●	The highly competitive nature of our industry;

●	The acceptance of telephone calls over the Internet by mainstream consumers;

●	Our ability to retain key personnel;

●	Our ability to maintain adequate customer care and manage our churn rate;

●	The impact of adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes, fees and penalties;

●	Our ability to maintain, attract and integrate internal management, technical information and management information systems;

●	Our ability to manage rapid growth while maintaining adequate controls and procedures;

●	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;

●	The decrease in telecommunications prices to consumers; and

●	General economic conditions.

Note 7 – Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock (see Note 13).  For the six-month periods ended May 31, 2011 and 2010, we recorded approximately $83,000 and $265,000, respectively, in stock-based compensation expense.  For the three-month periods ended May 31, 2011 and 2010, we recorded approximately $41,000 and $168,000, respectively, in stock-based compensation expense.  For the six-month periods ended May 31, 2011 and 2010, approximately $35,000 and $198,000 of the expense related to grants made to consultants.  For the three-month periods ended May 31, 2011 and 2010, approximately $17,000 and $128,000 of the stock option expense related to grants to consultants.   As of May 31, 2011, there was approximately $195,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8 – Accounts Payable and Accrued Expenses

At May 31, 2011 and November 30, 2010, included in the caption accounts payable and accrued expenses, were liabilities of approximately $796,000 for items in conjunction with transactions related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries. However, the purchaser has not confirmed the reduction to us directly and, accordingly, we have not reduced the amount of the liability.  There can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

Note 9 – Defined Benefit Plan

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

Note 10 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of May 31, 2011 and November 30, 2010:

Principal lender:	May 31, 2011	Nov. 30, 2010	Interest Rate

Note dated November 30, 2005	$2,186,730	$2,261,281	5.25%
Note dated May 31, 2006	1,587,923	1,642,059	5.25%
Note dated September 28, 2007	5,096,768	5,153,932	9.75%
Note dated May 28, 2008	2,301,387	2,230,658	20.00%
Note dated October 29, 2008	1,431,851	1,414,968	15.00%
Note date February 15, 2009	782,418	792,164	20.00%
Note dated October 6, 2009	11,775	11,634	5.25%
Note dated November, 2009	51,098	52,849	5.25%

Total principal lender debt	13,449,950	13,559,545

Short-term borrowings	877,576	487,576	12.00% - 24.00%
Capital lease obligations	54,112	83,457	12.00% - 17.00%

Total	$14,381,638	$14,130,578

Debt with Principal Lender

As of May 31, 2011 and November 30, 2010, we owed our principal lender (“Lender”) $13,449,950 and $13,559,545, respectively.  All of such debt became due by its terms on September 30, 2010.  We have not made payments of principal or interest when due, and we are not in compliance with our agreements with our Lender.  However, our Lender has not issued us a default notice and our Lender cannot attempt to collect the debt from us, pledge the debt to others, or foreclose on the debt, because, in a private transaction, our Lender entered into a contract to assign all of its debt to NetCapital.com LLC (an “Investor”).  So long as the Investor continues to make scheduled monthly payments over a two-year period, our Lender cannot collect money from us or take any of our assets as payment against unpaid debt. Through July 15, 2011, the reduction in debt owed to our Lender, and the corresponding increase in debt that we owed to the Investor, totaled $992,922.  As of July 15, 2011, we have settled $574,184 of the $992,922 assigned to the Investor, and the Investor has assigned portions of the debt to a third party, so that our liability to the Investor at May 31, 2011 totaled $19,844.  Upon assignment to a third-party, we have restructured the notes as convertible debt.  The Investor has no written plan with us on how we will make payments or settlements on the debt owed to the Investor.  Any cash payments the Investor collects from us, before the Investor has made all of its required payments to our Lender, must be remitted to the Lender by the Investor.  Further, the Investor cannot enforce or take action to enforce any lien or security interest of our Company.

In connection with the debt issued to our Lender, in prior years, we had issued warrants to our Lender.  During the year ended November 30, 2010, the warrants were cancelled by the Lender. In connection with the financings, we agreed, so long as 25% of the principal amount of the financings is outstanding, to certain restrictive covenants, including, among others, that we will not declare or pay any dividends; issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date, as defined in the agreement; redeem any of our preferred stock or other equity interests; dissolve, liquidate or merge with any other party unless, in the case of a merger, we are the surviving entity; materially alter or change the scope of our business; incur any indebtedness except as defined in the agreement; or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to our Lender, we entered into a master security agreement that assigns and grants to the Lender a continuing security interest and first lien on all of our assets and the assets of our subsidiaries.

Short-Term Borrowings and Capital Lease Obligations

All of our capital lease obligations, totaling $54,112, are current obligations.  Short-term borrowings include demand notes from our chief executive officer of $446,159 at annual interest rates ranging from 12% and 24% and convertible debentures outstanding of $431,417, at annual interest rates ranging from 6% to 12%.

The convertible debentures consist of a $50,000 convertible debenture due on December 24, 2011 (the “Term Debenture”) that we issued in exchange for a $50,000 cash payment, and four debentures (the “Debentures”), which we issued in the aggregate total of approximately $375,000, in exchange for a reduction in notes payable, including notes payable to our Chief Executive Officer of approximately $75,000. Conversion features allow the holders to convert into shares of our common stock at a discount to the trading price of our common stock, ranging from 10% to 50%.  We can pre-pay any portion of the debentures at any time at a 15% to 25% premium to the principal amount that is retired.  The Term Debenture was paid in full when the holder converted the debt into approximately 3.9 million shares of our common stock during June and July of 2011.

We evaluated the conversion features embedded in our convertible notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  We determined that the conversion option should be classified as a derivative liability as the number of shares issuable pursuant to the conversion option is undeterminable.  The derivatives associated with the convertible notes were recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.

The derivative liability for the Debentures and the Term Debenture was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 340%.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which we record as other income or expense in our consolidated statement of operations and comprehensive loss.  As of May 31, 2011, the fair value of the embedded derivative totaled $503,597.

Note 11 – Income Taxes

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

Note 12 – Related Party Transactions

In connection with use of software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the six-month periods ended May 31, 2011 and 2010 of $96,000 and $126,000, respectively and $48,000 and $63,000 for the three-month periods ended May 31, 2011 and 2010, respectively.  One of our officers has performed work for the Consultant, including the function of distributing such funds to appropriate vendors. Our officer received fees from the Consultant of $30,000 during the six-month period ended May 31, 2010.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At May 31, 2011, we owed our chief executive officer was approximately $684,000 for loans he provided to the Company, unpaid salary and unpaid business expenses.  Our chief executive officer also participated in private placements to purchase 1,900,000 shares of common stock and warrants to purchase 3,800,000 shares of common stock at a price of $0.10 per share, for an aggregate purchase price of $190,000 during the period of January 2011 to May 2011.

Note 13 – Equity

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

During the first quarter of fiscal 2011, we issued 8,073,754 shares of common stock valued at $295,809 to settle debt of $147,312.

During the second quarter of fiscal 2011, we issued stock and warrants to purchase stock in conjunction with a private placement of securities.  In March 2011, we issued 900,000 shares of common stock and a warrant to purchase 1,800,000 shares of common stock at a price of $0.10 per share, to our chief executive officer for an aggregate purchase price of $90,000.  In May 2011, we issued 650,000 shares of common stock and warrants to purchase 1,300,000 shares of common stock at a price of $0.10 per share, to our chief executive officer for an aggregate purchase price of $65,000.

During the second quarter of fiscal 2011, we issued 28,641,614 shares of common stock valued at $982,525 to settle debt of $614,299.

Note 14 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

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

Derivative Liabilities

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of May 31, 2011 and November 30, 2010.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

May 31, 2011

Derivative liabilities	$503,597	-	$503,597	-

November 30, 2010

Derivative liabilities	$70,519	-	$70,519	-

Note 15 – Post Balance Sheet Events

From the period June 1, 2011 to July 15, 2011 we issued 8,702,911 shares of common stock valued at $368,561 to settle debt of $358,491.

On June 20, 2011, we entered into a securities settlement agreement that allows the debt holder to convert approximately $30,000 of debt into shares of our common stock at a price of $0.025 cents per share.  On July 18, 2011, we entered into a one-year term loan agreement for up to $200,000 that allows the holder to convert the loan into shares of our common stock at a 30% discount to the 5-day average closing price of our common stock.   We also entered into a securities settlement agreement that allows the debt holder to convert $300,000 of debt into shares of our common stock at a 45% discount to the 5-day average closing price of our common stock.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  We provide these services using proprietary back office and provisioning systems and a Linux-based, open-source softswitch that we have heavily enhanced with our own developed components adapted to our needs.  We utilize our expertise in cloud-based telephony and VoIP to bring innovative features to our products and platform. In fiscal 2011 we have added significant video capabilities to our technology and we are selling video phones that operate on our VoIP network in a manner that we believe is superior to many other forms of VoIP video calling.  We have a customer that is a multinational corporation with more than 100 video phones running on our network, and we have shipped video phones for them to several overseas locations.  Beginning in September 2011, a leading interactive multichannel retailer, which offers an assortment of exclusive products and top brand names to its customers, is scheduled to sell a pair of video phones that requires the consumer to use our video VoIP service.  We have shipped video phones to several Fortune 500 companies for evaluation.  We have one multi-level marketing organization selling our video VoIP service, and we believe two additional multi-level marketing firms will contract with us to sell our products.  Based upon these developments and other possible sources of revenues, we believe we have significant opportunities for new customers and new sales.

Our engineers have developed video voice mail for the Ojo Vision video phone and consequently we can allow our customers to record, play and store a video message in the cloud on our server farm. With this technology in place, we have written code that allows anyone in a corporate environment to send a video message to other video phones deployed in their network, even thousands of phones via pre set user groups.  With our technology, for example, a CEO can address employees all over the world with a video message, a large company can announce its latest products and services to its distribution network, or a company may decide to give away the video phone service in exchange for video advertising to the video phone.

We primarily utilize the Ojo Vision video phone.  Other video phones run on our network, but we currently prefer the Ojo product.  With the Ojo Vision video phone we are able to join one or more parties in a video conference or room.  We are also able to stitch multiple video streams so that they would present as one stream. We believe this ability is important when working with live social communicating because the end user perceives a room full of people, whereas we are really only streaming one video stream that just happens to have 10 or 20 sub-frames within it.  We have also been able to generate soft load menus that run on the video phone that can be used to dial any media streamed from our own media servers similar to what Netflix does today. We are playing movies and advertising back to the phone. This technology was used to allow GlobalPreneurs to deliver marketing videos playing directly on the phone, not needing to reference to the web or other marketing collateral.

Today we support thousands of active voice users around the world and hundreds of video VoIP users.  We anticipate the bulk of our short-term growth in this fiscal year will occur in the video VoIP arena, and we saw our monthly revenue in May 2011 increase by 15% over April 2011 revenues, primarily because of new video phone customers. We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services, as well as a back-office platform. Our operations management tools include, among others: account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care. Based on our customizable VoIP solutions, our wholesale customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or our own brand, which is VoX Communications.  We are able to provide customized solutions that other VoIP providers, with more financial resources, are not able to provide.  In addition, we believe we currently have the infrastructure in place to rapidly deploy customers with thousands of lines, and we believe we have commercial agents in place who are capable of delivery large customers to us.  Our back office is automated and scalable and we believe our network assets are significant, even though we have them recorded on our balance sheet at a net book value of zero dollars, due to an impairment loss that we recognized in fiscal 2009.

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

●
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

●
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

●
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

Six Months Ended May 31, 2011 vs. Six Months Ended May 31, 2010

Our revenues for the six-month period ended May 31, 2011 decreased by approximately $98,000, or approximately 13%, to approximately $640,000 as compared to approximately $738,000 reported for the six-month period ended May 31, 2010.  The decrease in our revenues resulted from the loss of our largest customer in the first quarter of fiscal 2010 and the decline in revenue from a wholesale customer that is using its own VoIP network in fiscal 2011.  We believe we are now seeing a reversal of the declining trend in revenues, as revenues in the month of April 2011 increased over March 2011 revenues by 7% and May 2011 revenues increase by 15% as compared to April 2011.  We attribute the recent monthly revenue increases to sales of our video phone product.

For the six-month period ended May 31, 2011 our gross profit amounted to approximately $246,000, which was an increase of approximately $31,000 over the gross profit of $215,000 reported in the six-month period ended May 31, 2010. We were able to increase gross profit percentage from 29%, for the six-month period ended May 31, 2010, to 38%, for the six-month period ended May 31, 2011, by reducing our cost of completing telephone calls to phone numbers that are not on our network and by increasing some of the fees we charge to our customers.

Selling, general and administrative expenses decreased by approximately $244,000, or approximately 21%, to approximately $930,000 for the six-month period ended May 31, 2011 from approximately $1,174,000 reported in the same prior-year fiscal period. We have made significant reductions to our salary and consulting expense for the 2011 period resulting in a saving of approximately $183,000.

Interest expense increased by approximately $690,000 to approximately $1,355,000 for the six-month period ended May 31, 2011 as compared to approximately $665,000 for the six-month period ended May 31, 2010. The increase was primarily attributed to borrowings with higher effective interests rates that are associated with convertible debentures.

Other income (expense) decreased by approximately $134,000 to approximately $(123,000) for the six months ended May 31, 2011 as compared to approximately $11,000 for the six months ended May 31, 2010.  The decrease was primarily attributable to mark-to-market adjustments for derivative liabilities due to an increase in value of the derivative liabilities in comparison to the value when the liabilities were incurred.

Three Months Ended May 31, 2011 vs. Three Months Ended May 31, 2010

Our revenue for the three-month period ended May 31, 2011 decreased by approximately $43,000, or approximately 12%, to approximately $320,000 as compared to approximately $363,000 reported for the three-month period ended May 31, 2010.  The decrease in our revenues is primarily due to lost revenue from two wholesale customers.  We believe we are now seeing a reversal of the declining trend in revenues, as revenues in the month of April 2011 increased over March 2011 revenues by 7%, and May 2011 revenues increase by 15% as compared to April 2011.  We attribute the recent monthly revenue increases to sales of our video phone product

For the three-month period ended May 31, 2011, our gross profit amounted to approximately $123,000, which was a decrease of approximately $28,000 from the gross profit of approximately $151,000 reported in the three-month period ended February 28, 2010. The decrease in gross profit dollars was caused by a decrease in revenues and a decrease in the gross profit percentage by 3%, from 41% for the three months ended May 31, 2010, to 38% in the three months ended May 31, 2011.  The 3% decrease in gross profit percentage is attributable to additional equipment sales in the fiscal quarter ended in 2011, as compared to 2010.

Selling, general and administrative expenses decreased by approximately $96,000, or approximately 16%, to approximately $494,000 for the three-month period ended May 31, 2011 from approximately $590,000 reported in the same prior-year fiscal period. We experienced reductions to our salary and consulting expense for the period resulting in a saving of approximately $66,000.

Interest expense increased by approximately $536,000 to approximately $873,000 for the three months ended May 31, 2011 as compared to approximately $337,000 for the three months ended May 31, 2010.  The increase was primarily attributed to borrowings with higher effective interests rates, associated with convertible debentures.

Other income (expense) decreased by approximately $141,000 to approximately $(131,000) for the three months ended May 31, 2011 as compared to approximately $11,000 for the three months ended May 31, 2010.  The decrease was primarily attributable to mark-to-market adjustments for derivative liabilities due to an increase in value of the derivative liabilities in comparison to the value when the liabilities were incurred.

Liquidity and Capital Resources

At May 31, 2011, we had cash and cash equivalents of approximately $127,000 and negative working capital of approximately $17,085,932.

Net cash used in operating activities aggregated approximately $424,000 and $291,000 in the six-month periods ended May 31, 2011 and May 31, 2010, respectively.  The principal use of cash for the six-month period ended May 31, 2011 was the loss of approximately $2,163,000, which was offset in part by non-cash interest expense of approximately $1,354,000. The principal use of cash for the six months ended May 31, 2010 was a loss of approximately $1,613,000, which was offset in part by a non-cash interest expense of approximately $653,000 and non-cash stock-based compensation of approximately $265,000.

Net cash provided by financing activities aggregated approximately $519,000 and $274,000 in the six-month periods ended May 31, 2011 and May 31, 2010, respectively. In fiscal 2011, cash provided by financing activities resulted from proceeds of stock issuances of $210,000 and short-term borrowings of approximately $304,000. In fiscal year 2010, cash provided by financing activities resulted from short-term loans $128,000 and proceeds from the issuance of stock of approximately $115,000.

For the six months ended May 31, 2011 and 2010, we had no capital expenditures. We do not expect to make equipment purchases during the remainder of fiscal 2011.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended November 30, 2010 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on eight separate occasions over the past six years and funding from our chief executive officer.  Although we are not yet profitable and we are not generating cash from operations, our Lender cannot foreclose on our debt, unless the Investor, fails to make required monthly payments.  The Investor has indicated to us that it will restructure the debt it purchases from our Lender in a manner that is significantly favorable to us; however, there can be no assurance that it will do so.  We have signed a promissory note for a convertible debenture in which the holder will lend us up to $200,000 over the next four months to help us fund the operation of our business.  In addition to our operating losses, some of our debt obligations must be paid, and certain of our creditors will accept our common stock in lieu of a cash payment.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.   Our management, with the participation of our chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended  (the  “Exchange Act”)) as of the end of the period covered by this Report.  Based on such evaluation, our chief executive officer/chief financial officer has concluded that, as of the end of such period, for the reasons set forth below, our disclosure controls and procedures were not effective.

(b) Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 21, 2011, we issued 900,000 shares of common stock and a warrant to purchase 1,800,000 shares of common stock at an exercise price of $0.10 per share, to our chief executive officer for an aggregate purchase price of $90,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 19 and May 23, 2011, we issued 400,000 and 250,000 shares of restricted common stock, respectively, and warrants to purchase an aggregate of 1,300,000 shares of common stock to the Company’s Chief Executive Officer in conjunction with a private placement.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 1, 2011 we issued 357,143 shares of common stock valued at $9,643 for payment on an outstanding promissory note of $4,500.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 1, 2011 we issued 300,000 shares of common stock valued at $8,100 for payment on an outstanding promissory note of $5,850.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 2, 2011 we issued 562,338 shares of common stock valued at $14,058 for payment on an outstanding promissory note of $7,029.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 22, 2011 we issued 261,058 shares of common stock valued at $4,203 for payment on an outstanding promissory note of $3,851.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 29, 2011 we issued 637,230 shares of common stock valued at $12,744 for payment on an outstanding promissory note of $12,426.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 25, April 8 and April 14, 2011, we issued a total of 3,051,242 shares of common stock valued at $52,427 for payments on an outstanding promissory note of $27,612.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

From April 13, 2011 to May 19, 2011, we issued a total of 3,188,705 shares of common stock valued at $72,107 for payment on an outstanding promissory note of $24,324.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 19, 2011 we issued 1,763,662 shares of common stock valued at $26,840 for payment on an outstanding promissory note of $22,928.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 1, 2011 we issued 652,170 shares of common stock valued at $9,783 for payment on an outstanding promissory note of $7,500.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

From May 5, 2001 to May 18, 2011 we issued a total of 10,178,626 shares of common stock valued at $273,423 for payments on an outstanding promissory note of $119,250.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 12, 2011 we issued 1,072,600 shares of common stock valued at $11,799 for payment on an outstanding promissory note of $10,726.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 17, 2011 we issued 1,004,607 shares of common stock valued at $46,212 for payment on an outstanding promissory note of $18,083.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 19, 2011 we issued 717,397 shares of common stock valued at $46,774 for payment on an outstanding promissory note of $17,934.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 22, 2011 we issued 1,023,210 shares of common stock valued at $66,713 for payment on an outstanding promissory note of $40,928.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 25, 2011 we issued 800,000 shares of common stock valued at $67,200 for payment on an outstanding promissory note of $30,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 25, 2011 we issued 833,378 shares of common stock valued at $70,004 for payment on an outstanding promissory note of $37,502.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 25, 2011 we issued 526,315 shares of common stock valued at $44,210 for payment on an outstanding promissory note of $25,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 25, 2011 we issued 1,117,844 shares of common stock valued at $93,899 for payment on an outstanding promissory note of $50,303.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 31, 2011 we issued 594,088 shares of common stock valued at $41,586 for payment on an outstanding promissory note of $148,522.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.     (REMOVED & RESERVED).

ITEM 5.     OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.     EXHIBITS.

Exhibit No.	Description

4.1	Form of 8% Convertible Promissory Note by and between Pervasip Corp. and Investor

10.1	Form of Securities Settlement Agreement by and between Pervasip Corp. and Investor

31.1	Certification pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

`
SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: July 20, 2011	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)