Form 10-Q
period 2011-08-31
PERVASIP CORP
filed 2011-10-21
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of October 10, 2011, the Company had 81,159,190 shares of its common stock, par value $0.10 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Pervasip Corp. and Subsidiaries
Condensed Consolidated
Balance Sheets
(Unaudited)

	Aug. 31, 2011	Nov. 30, 2010

Assets
Current assets:
Cash and cash equivalents	$89,038	$31,653
Accounts receivable, net	103,362	90,038
Prepaid expenses and other current assets	52,680	40,961
Total current assets	245,080	162,652
Other assets	40,782	43,819
Total assets	$285,862	$206,471
Liabilities and Stockholders’ Equity Deficiency
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$13,931,726	$14,130,578
Accounts payable and accrued expenses	2,618,990	2,515,769
Derivative liabilities	1,455,819	-
Total current liabilities	18,006,535	16,646,347
Accrued pension obligation	1,405,395	1,369,395
Total liabilities	19,411,930	18,015,742
Stockholders’ equity deficiency:
Preferred stock, $.10 par value; 1,000,000 shares
authorized, none issued and outstanding		-
Common stock, $.10 par value; 150,000,000 shares	-
authorized, 62,068,535 and 6,871,605 shares issued and
outstanding in 2011 and 2010	6,206,853	687,161
Capital in excess of par value	28,663,851	31,852,584
Deficit	(53,999,011)	(50,350,805)
Accumulated other comprehensive income	2,239	1,789
Total stockholders’ equity deficiency	(19,126,068)	(17,809,271)
Total liabilities and stockholders’ equity deficiency	$285,862	$206,471

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	Aug. 31, 2011	Aug. 31, 2010	Aug. 31, 2011	Aug. 31, 2010

Revenues	$974,352	$1,110,974	$334,498	$372,932

Costs and expenses:
Costs of services	591,792	760,737	197,643	237,305
Selling, general and administrative	1,420,032	1,671,493	489,719	497,867
Total costs and expenses	2,011,824	2,432,230	687,362	735,172

Loss from operations	(1,037,472)	(1,321,256)	(352,864)	(362,240)

Other income (expense):
Interest expense	(2,413,811)	(1,023,593)	(1,058,932)	(358,890)
Other	(196,922)	10,635	(73,748)	-
Total other income (expense)	(2,610,733)	(1,012,958)	(1,132,680)	(358,890)

Net loss	(3,648,205)	(2,334,214)	(1,485,544)	(721,130)

Other comprehensive income (loss) –
Foreign currency translation adjustment	503	(791)	107	(11)

Comprehensive loss	$(3,647,702)	$(2,335,005)	$(1,485,437)	$(721,141)

Loss per share	$(0.12)	$(0.75)	$(0.03)	$(0.21)

Shares used in computation of
loss per share	29,980,893	3,132,577	54,427,094	3,406,276

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	Aug. 31, 2011	Aug. 31, 2010

Net cash used in operating activities:	$(576,866)	$(370,141)
Cash flows from financing activities:
Repayment of long-term debt	(2,949)	(7,550)
Proceeds from short-term borrowing	419,700	162,000
Proceeds from exercise of options	7,500	77,500
Proceeds from issuance of stock	210,000	141,200
Net cash provided by financing activities	634,251	373,150

Increase in cash and cash equivalents	57,385	3,009
Cash and cash equivalents at beginning of period	31,653	35,993
Cash and cash equivalents at the end of period	$89,038	$39,002

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended August 31, 2011, are not necessarily indicative of the results that may be expected for the year ended November 30, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2010.

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

1.
Seeking to raise equity in the near term, and additional equity next year.  With additional cash available to us, we can cover monthly cash losses and allocate funds toward marketing our products to achieve additional sales and consequently cut monthly operating losses.

2.
Continuing to develop new uses and distribution channels for our voice-over-IP-enabled mobile phone service (“Mobile VoIP”).  Our Mobile VoIP product currently runs on smart phones or tablets that utilize the Andoid or Symbian operating system.  It is an application that can be downloaded to hundreds of mobile devices.  Industry analysts estimate that more than 100 million of such devices are currently in use by consumers.

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

Note 3 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).”  Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted.  We do not believe that the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We do not believe that the adoption of ASU 2011-05 will have a material impact on the Company’s consolidated results of operation and financial condition.

Note 4 – Major Customers

During the nine-month period ended August 31, 2011, two customers accounted for approximately 24% and 10% of our revenue, respectively, while during the three-month period ended August 31, 2011, one customer accounted for approximately 21% of our revenues.

During the nine-month period ended August 31, 2010, one customer accounted for approximately 21% of our revenues, while during the three-month period ended August 31, 2010, three customers accounted for approximately 27%, 12% and 10%, respectively, of our revenues.

Note 5 – Net Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Approximately 10,420,000 and 10,460,000 shares of common stock issuable upon the exercise of our outstanding stock options or warrants were excluded from the calculation of net loss per share for the nine-month and three-month periods ended August 31, 2011 and 2010, respectively, because the effect would be anti-dilutive.

Note 6 – Risks and Uncertainties

We have created a proprietary Internet Protocol (“IP”) telephony network and have transitioned from being a reseller of traditional wireline telephone services into a voice over IP service provider to take advantage of the network cost savings that are inherent in an IP network and the growth of the mobile IP industry.  While the IP telephony business continues to grow, we face strong competition.  We have built our IP telephony business with significantly less financial resources than many of our competitors.  The survival of our business currently is dependent upon the success of our IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	The availability of additional funds to successfully pursue our business plan;

•	The cooperation of industry service partners that have signed agreements with us;

•	Our ability to market our services to current and new customers and to generate customer demand for our products and services in the geographical areas in which we operate;

•	The cooperation of our creditors;

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

Note 7 – Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock (see Note 13).  For the nine-month periods ended August 31, 2011 and 2010, we recorded approximately $145,000 and $362,000, respectively, in stock-based compensation expense.  For the three-month periods ended August 31, 2011 and 2010, we recorded approximately $49,000 and $83,000, respectively, in stock-based compensation expense.  For the nine-month periods ended August 31, 2011 and 2010, we recorded approximately $56,000 and $264,000 of non-cash compensation expense related to stock-based grants made to consultants.  For the three-month periods ended August 31, 2011 and 2010, we recorded approximately $9,000 and $52,000 non-cash compensation expense related to stock-based grants to consultants.  As of August 31, 2011, there was approximately $127,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8 – Accounts Payable and Accrued Expenses

At August 31, 2011 and November 30, 2010, included in the caption accounts payable and accrued expenses, were liabilities of approximately $796,000 for items in conjunction with transactions related to the sale of former subsidiaries.  We believe the total remaining liability is significantly less, based upon public disclosures made by the entity that purchased our former subsidiaries.  However, the purchaser has not confirmed the reduction to us directly and, accordingly, we have not reduced the amount of the liability.  There can be no assurance that we will be successful in reducing such potential liabilities and, ultimately, we may have to pay such amounts.

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

Note 10 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of August 31, 2011 and November 30, 2010:

Principal lender:	Aug. 31, 2011	Nov. 30, 2010	Interest Rate

Note dated November 30, 2005	$2,134,526	$2,261,281	5.25%
Note dated May 31, 2006	1,550,014	1,642,059	5.25%
Note dated September 28, 2007	5,032,372	5,153,932	9.75%
Note dated May 28, 2008	2,320,011	2,230,658	20.00%
Note dated October 29, 2008	1,430,001	1,414,968	15.00%
Note date February 15, 2009	793,968	792,164	20.00%
Note dated October 6, 2009	8,019	11,634	5.25%
Note dated November, 2009	49,872	52,849	5.25%

Total principal lender debt	13,318,783	13,559,545

Short-term borrowings	572,203	487,576	12.00% - 24.00%
Capital lease obligations	40,740	83,457	12.00% - 17.00%

Total	$13,931,726	$14,130,578

Debt with Principal Lender

As of August 31, 2011 and November 30, 2010, we owed our principal lender (“Lender”) $13,318,783 and $13,559,545, respectively.  All of such debt became due by its terms on September 30, 2010.  We have not made payments of principal or interest when due, and we are not in compliance with our agreements with our Lender.  However, our Lender has not issued us a default notice and our Lender cannot attempt to collect the debt from us, pledge the debt to others, or foreclose on the debt, because, in a private transaction, our Lender entered into a contract to assign all of its debt to NetCapital.com LLC (an “Investor”).  So long as the Investor continues to make scheduled monthly payments over a two-year period, our Lender cannot collect money from us or take any of our assets as payment against unpaid debt.  Through September 30, 2011, the reduction in debt owed to our Lender, and the corresponding increase in debt that we owed to the Investor, totaled $1,666,591.  As of September 30, 2011, we have settled $1,317,522 of the $1,666,591 assigned to the Investor, and the Investor has assigned portions of the debt to third parties, so that our liability to the Investor at September 30, 2011 totaled $349,070.  Upon assignment to third-parties, we have restructured the notes as convertible debt.  The Investor has no written plan with us on how we will make payments or settlements on the debt owed to the Investor.  Any cash payments the Investor collects from us, before the Investor has made all of its required payments to our Lender, must be remitted to the Lender by the Investor.  Further, the Investor cannot enforce or take action to enforce any lien or security interest of our Company.

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

Short-Term Borrowings and Capital Lease Obligations

All of our capital lease obligations, totaling $40,740, are current obligations.  Short-term borrowings include demand notes from our chief executive officer of $456,199 at annual interest rates ranging from 12% and 24% and convertible debentures outstanding of $116,004, at annual interest rates ranging from 6% to 12%.

The convertible debentures (the “Debentures”) consist of three convertible debentures that we issued in exchange for cash payments to our Company aggregating $120,000 and seven debentures, which we issued in the aggregate total of approximately $1,045,000, in exchange for a reduction in notes payable, including notes payable to our Chief Executive Officer of approximately $75,000.  Conversion features allow the holders to convert into shares of our common stock at a discount to the trading price of our common stock, ranging from 10% to 50%.  We can pre-pay any portion of the debentures at any time at a 15% to 25% premium to the principal amount that is retired.

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

The derivative liability for the Debentures was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 330%.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which we record as other income or expense in our consolidated statement of operations and comprehensive loss.  As of August 31, 2011, the fair value of the embedded derivative totaled $1,455,819.  During the nine and three-month periods ended August 31, 2011, we recognized a loss on the change in fair value of the derivatives of approximately $202,000 and $80,000, respectively.

Note 11 – Income Taxes

At November 30, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $37,900,000 that expire in the years 2011 through 2030.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized.  Utilization of the net operating losses may be subject to annual limitation provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 12 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the nine-month periods ended August 31, 2011 and 2010, of $144,000 and $189,000, respectively.  One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors.  Our officer received fees from the Consultant of $45,000 and $15,000 during the nine-month and three-month periods ended August 31, 2010.  No fees were paid in fiscal 2011.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At August 31, 2011, we owed our chief executive officer approximately $713,000 for loans he provided to the Company, unpaid salary and unpaid business expenses.  Our chief executive officer also participated in private placements to purchase 1,900,000 shares of common stock and warrants to purchase 3,800,000 shares of common stock at a price of $0.10 per share, for an aggregate purchase price of $190,000, during the period from January 2011 to May 2011.

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

During the third quarter of fiscal 2011, we issued 250,000 shares of common stock for a three-month marketing agreement that was valued at $4,750, or $0.019 per share, the closing price of our stock on the day we entered into the agreement.  We also issued 16,056,562 shares of common stock valued at $502,459 to settle debt of $430,791.

Note 14 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

•	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

•	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: inputs are unobservable inputs for the asset or liability.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of August 31, 2011 and November 30, 2010.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

August 31, 2011

Derivative liability	$1,455,819	-	$1,455,819	-

November 30, 2010

Derivative liability	$70,519	-	$70,519	-

Note 15 – Post Balance Sheet Events

From the period September 1, 2011 to October 10, 2011 we issued 18,090,652 shares of common stock valued at $277,390 to settle debt of $171,500 and 1,000,000 shares valued at $14,000 for a consulting agreement.

On September 21, 2011, we sold for $20,000, an 8% convertible promissory note due September 12, 2012, that allows the holder to convert the loan into shares of our common stock at a 30% discount to the 5-day average closing price of our common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  We provide these services using proprietary back office and provisioning systems and a Linux-based, open-source softswitch that we have heavily enhanced with our own developed components adapted to our needs.  We utilize our expertise in cloud-based telephony and VoIP to bring innovative features to our products and platform.  In fiscal 2011 we have added significant video capabilities to our technology and we are selling video phones that operate on our VoIP network in a manner that we believe is superior to many other forms of VoIP video calling.  We have a customer that is a multinational corporation with more than 100 video phones running on our network, and we have shipped video phones for them to several overseas locations.  Beginning in November 2011, a leading interactive multichannel retailer, which offers an assortment of exclusive products and top brand names to its customers, is scheduled to sell video phones that requires the consumer to use our video VoIP service.  We have shipped video phones to several Fortune 500 companies for evaluation.  We have two multi-level marketing organizations selling our video VoIP service, and we believe an additional multi-level marketing firm will contract with us to sell our products.  Based upon these developments and other possible sources of revenues, we believe we have significant opportunities for new customers and new sales.

We primarily utilize the Ojo Vision video phone.  Other video phones run on our network, but we currently prefer the Ojo product.  With the Ojo Vision video phone we are able to join one or more parties in a video conference or room.  We are also able to stitch multiple video streams so that they would present as one stream.  We believe this ability is important when working with live social communicating because the end user perceives a room full of people, whereas we are really only streaming one video stream that just happens to have 10 or 20 sub-frames within it.  We have also been able to generate soft load menus that run on the video phone that can be used to dial any media streamed from our own media servers, similar to what Netflix does today.  We are playing movies and advertising back to the phone.  This technology was used to allow GlobalPreneurs to deliver marketing videos playing directly on the phone, not needing to reference to the web or other marketing collateral.

Today we support thousands of active voice users around the world and hundreds of video VoIP users.  During the first week of October, we launched a Mobile VoIP app for Android devices, and we had more than 1,000 downloads in the first week.  As we advertise the app and as more people use the app and tell others about the app, we believe we will experience significant growth in app subscribers.  Our Android app has several features that other Android VoIP apps do not possess.  Our app does not require a monthly or annual contract and includes:

•	A telephone number;

•	Unlimited free calls to all our subscribers;

•	Unlimited instant messaging to all our subscribers;

•	Free voice mail;

•	Free calling features, such as call waiting, 3-way calling and caller ID;

•	Ability to record telephone calls;

•	Incoming call filtering;

•	Integrated dial pad;

•	Support for multiple telephone numbers;

•	Online account management.

We know of no other VoIP app that includes unlimited text messaging to other app users and the ability to record the telephone call.

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

Results of Operations

For the Nine Months Ended August 31, 2011 Compared to the Nine Months Ended August 31, 2010

Our revenues for the nine-month period ended August 31, 2011, decreased by approximately $137,000, or approximately 12%, to approximately $974,000 as compared to approximately $1,111,000 reported for the nine-month period ended August 31, 2010.  The decrease in our revenues resulted from the loss of our largest customer in the first quarter of fiscal 2010 and the decline in revenue from a wholesale customer that is using its own VoIP network in fiscal 2011.  We believe we are now seeing a reversal of the declining trend in revenues, as revenues in the quarter ending August 31, 2011, increased by 4% over the quarter ending May 31, 2011.  We attribute the recent monthly revenue increases to sales of our video phone product.

For the nine-month period ended August 31, 2011, our gross profit amounted to approximately $383,000, which was an increase of approximately $33,000 over the gross profit of $350,000 reported in the nine-month period ended August 31, 2010.  We were able to increase gross profit percentage from 32%, for the nine-month period ended August 31, 2010, to 39%, for the nine-month period ended August 31, 2011, by reducing our cost of completing telephone calls to phone numbers that are not on our network and by increasing some of the fees we charge to our customers.

Selling, general and administrative expenses decreased by approximately $251,000, or approximately 15%, to approximately $1,420,000 for the nine-month period ended August 31, 2011, from approximately $1,671,000 reported in the same prior-year fiscal period.  We have made significant reductions to our salary and consulting expense for the 2011 period resulting in a saving of approximately $269,000.

Interest expense increased by approximately $1,390,000 to approximately $2,414,000 for the nine-month period ended August 31, 2011, as compared to approximately $1,024,000 for the nine-month period ended August 31, 2010.  The increase was primarily attributed to borrowings with higher effective interest rates that are associated with convertible debentures.

Other income (expense) increased by approximately $208,000 to approximately $197,000 in expense for the nine-months ended August 31, 2011, as compared to approximately $11,000 of income for the nine-months ended August 31, 2010.  The increase was primarily attributable to a mark-to-market adjustment for derivative liabilities due to an increase in value of the derivative liabilities.

For the Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

Our revenue for the three-month period ended August 31, 2011, decreased by approximately $39,000, or approximately 10%, to approximately $334,000, as compared to approximately $373,000 reported for the three-month period ended August 31, 2010.  The decrease in our revenues is primarily due to lost revenue from two wholesale customers.  We believe we are now seeing a reversal of the declining trend in revenues, as revenues in the quarter ending August 31, 2011, increased by 4% over the quarter ending May 31, 2011.  We attribute the recent monthly revenue increases to sales of our video phone product.

For the three-month period ended August 31, 2011, our gross profit amounted to approximately $137,000, which was an increase of approximately $1,000 from the gross profit of approximately $136,000 reported in the three-month period ended August 31, 2010.  The increase in gross profit dollars is the result of a decrease in quarterly revenues, offset by an increase in the gross profit percentage by 5%, from 36% for the three months ended May 31, 2010, to 41% in the three months ended August 31, 2011.

Selling, general and administrative expenses decreased by approximately $8,000, or approximately 2%, to approximately $490,000 for the three-month period ended August 31, 2011, from approximately $498,000 reported in the same prior-year fiscal period.  We experienced reductions to our salary and consulting expense for the period resulting in a saving of approximately $10,000.

Interest expense increased by approximately $700,000 to approximately $1,059,000 for the three months ended August 31, 2011, as compared to approximately $359,000 for the three months ended August 31, 2010.  The increase was primarily attributed to borrowings with higher effective interests rates, associated with convertible debentures.

Other income (expense) was approximately $74,000 in expense for the three months ended August 31, 2011.  There was no other income (expense) reported for the three months ended August 31, 2010.  The increase in expense was primarily attributable to a mark-to-market adjustment of derivative liabilities, due to an increase in value of the derivative liabilities.

Liquidity and Capital Resources

At August 31, 2011, we had cash and cash equivalents of approximately $89,000 and negative working capital of approximately $17,761,000.

Net cash used in operating activities aggregated approximately $577,000 and $370,000 in the nine-month periods ended August 31, 2011 and August 31, 2010, respectively.  The principal use of cash for the nine-month period ended August 31, 2011, was the loss of approximately $3,648,000, which was offset in part by non-cash interest expense of approximately $2,398,000.  The principal use of cash for the nine months ended August 31, 2010, was a loss of approximately $2,334,000, which was offset in part by a non-cash interest expense of approximately $1,006,000 and a non-cash stock-based compensation expense of approximately $362,000.

Net cash provided by financing activities aggregated approximately $634,000 and $373,000 in the nine-month periods ended August 31, 2011 and August 31, 2010, respectively.  In fiscal 2011, cash provided by financing activities resulted from proceeds of stock issuances of $210,000 and short-term borrowings of approximately $420,000.  In fiscal year 2010, cash provided by financing activities resulted from short-term loans $162,000 and proceeds from the issuance of stock of approximately $141,000.

For the nine months ended August 31, 2011 and 2010, we had no capital expenditures.  We do not expect to make equipment purchases during the remainder of fiscal 2011.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended November 30, 2010, expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings, including borrowings from our primarily lender on eight separate occasions over the past six years and funding from our chief executive officer.  Although we are not yet profitable and we are not generating cash from operations, our Lender cannot foreclose on our debt, unless the Investor, which is purchasing the debt, fails to make required monthly payments.  The Investor has indicated to us that it will restructure the debt it purchases from our Lender in a manner that is significantly favorable to us; however, there can be no assurance that it will do so.  In addition to our operating losses, some of our debt obligations must be paid, and certain of our creditors will accept our common stock in lieu of a cash payment.  While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues, raise additional capital, or renegotiate payment terms of our debt will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) / principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO / PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO / PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting  (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 1, 2011, the Company issued 987,698 shares of the Company’s common stock, valued at $55,311 for payment on an outstanding promissory note of $43,500.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 3, 2011, the Company issued 995,933 shares of the Company’s common stock, valued at $51,789 for payment on an outstanding promissory note of $38,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 17, 2011, the Company issued 2,800,000 shares of the Company’s common stock, valued at $142,800 for payment on an outstanding promissory note of $224,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 27, 2011, the Company issued 1,000,000 shares of the Company’s common stock valued at $41,000 for payment on an outstanding promissory note of $16,500.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 5, 2011, the Company issued 1,600,000 shares of the Company’s common stock, valued at $43,360 for payment on an outstanding promissory note of $20,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 11, 2011, the Company issued 1,319,280 shares of the Company’s common stock, valued at $34,301 for payment on an outstanding promissory note of $16,491.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 15, 2011, the Company issued 250,000 shares of the Company’s common stock, valued at $4,750 for payment in exchange for marketing services.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 21, 2011, the Company issued 993,387 shares of the Company’s common stock, valued at $18,874 for payment on an outstanding promissory note of $10,500.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 4, 2011, the Company issued 2,722,047 shares of the Company’s common stock, valued at $51,719 for payment on an outstanding promissory note of $22,400.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 19, 2011, the Company issued 2,020,202 shares of the Company’s common stock, valued at $35,152 for payment on an outstanding promissory note of $20,000.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 19, 2011, the Company issued 1,618,015 shares of the Company’s common stock, valued at $28,153 for payment on an outstanding promissory note of $19,400.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  (REMOVED & RESERVED).

ITEM 5.  OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

4.1	8% Convertible Promissory Note issued in favor of Hanover Holdings I, LLC, dated July 21. 2011

10.2	Securities Settlement Agreement by and between Pervasip Corp. and Magna Group, LLC, dated July 21, 2011

31.1	Certification pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: October 21, 2011	By:	/s/ Paul H. Riss
Name: Paul H. Riss,
Title: Chief Executive Officer (Principal Executive Officer)
(Principal Financial Officer)