Form 10-K
period 2011-11-30
PERVASIP CORP
filed 2012-03-15
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-04465

PERVASIP CORP.
(Exact name of registrant as specified in its charter)

New York	13-2511270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 South Broadway, Suite 400
White Plains, NY 10601
(Address of Principal Executive Offices)

(914) 620-1500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on May 31, 2011, was $9,318,011.  As of March 14, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 137,101,970.

Documents Incorporated By Reference: None.

Special Note Regarding Forward Looking Statements

Included in this Form 10-K are “forward-looking” statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.  Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.  Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	The availability of additional funds to successfully pursue our business plan;
●	The cooperation of our lender which has not demanded repayment of our debt that was due in October 2010;
●	The cooperation of industry service partners that have signed agreements with us;
●	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
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

PART I

In this Annual Report on Form 10-K, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us” and “our.”

ITEM 1.  BUSINESS.

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  The nature of our technology is cloud-based computing, and therefore our target market is not limited to our physical presence in the United States.  In particular, our mobile VoIP application, which can be downloaded to any Android smartphone or tablet, gives us a global market and allows us to sell to: (i) traditional telecom carriers that do not wish to lose market share to cloud-based upstarts; (ii) new-age entrants that seek to offer cloud-based voice telephony in addition to our sophisticated video VoIP service; and (iii) individual consumers.   We sell our video and voice over Internet Protocol (“IP”) telephony product on a wholesale and retail basis to telephone carriers, broadband suppliers, individual corporations and consumers.  An incumbent telephone carrier in Africa intends to sell our video VoIP services to its existing customer base, a mobile wallet company intends to sell our VoIP application to its customer base, and hundreds of individual consumers download our mobile VoIP application from the Android Market web site every day, under the brand name of VoX Communications.

The continued growth in both mobile telephone services and video telephone services has resulted in a new mobile VoIP market.  Adding VoIP to mobile telephone services allows subscribers to make inexpensive calls from their mobile phones instead of using costly airtime minutes.  A consumer who uses our mobile VoIP application can use our telephone service as his or her primary phone line or a secondary phone line.  Our application allows unlimited free calling and instant messaging to other VoX Communications customers and provides the consumer with a distinct telephone number with its own voice mail service, free calling features such as 3-way calling and caller ID, online account management, the ability to call any phone number in the world for inexpensive calling rates and the ability to record telephone calls.  We have upgraded our mobile VoIP application so that a user can make video calls from his or her Android device to other users who have downloaded the video application.  We plan to release the video application for commercial use in the second quarter of 2012.

Adding video calling to mobile devices allows corporations to see their mobile employees or customers when a telephone call is made, and provides families with the ability to see loved ones who are otherwise inaccessible to visual contact.  We currently sell video broadband phone services that enable fixed broadband users to add digital voice and video communications services to their high-speed Internet connections.  Customers choose their own telephone numbers from a list we keep on our web site, or they can ask us to order a telephone number that is affiliated with a specific geographical location.  This telephone number is then used for all incoming and outgoing telephone calls.  All video telephone accounts come bundled with voice mail, caller ID, call waiting, call forwarding, hold, 3-way video conferencing, web-based access to account controls and online billing.  We plan to extend this video calling service over a fixed broadband connection to our mobile application so that consumers can utilize our video calling services from their smartphones and tablet devices.  Our voice and our video applications work over 3G and 4G networks, in addition to WiFi networks.

Today we support thousands of active users around the world through our wholesale channel and more than 35,000 people have downloaded our Android application in our direct-to-consumer channel.  We have built a privately-managed, state-of-the-art global telecommunications platform using IP technology and we offer a broad suite of private label VoIP products and services, as well as a back-office platform.  Our operations management tools include, among others: automated account provisioning; e-commerce-based payment processing systems; billing and account management; operations management; web development; network management; and customer care.  Based on our customizable VoIP solutions, our wholesale customers can offer private label video and voice-over-IP services to their own customer bases under their own brand name, a “white-label” brand (in which no brand name is indicated and different customers can offer the same product), or our own brand, VoX Communications.  We are able to provide customized solutions that other VoIP providers, with more financial resources, are not able to provide.  We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Development of Business

We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high-quality handbags, totes, luggage and sport bags.  In 1999, we divested our handbag and luggage operations, which had experienced several years of operating losses

We commenced operations in the telecommunications industry in fiscal 1998 by acquiring a Competitive Local Exchange Carrier (“CLEC”) that was formed to attract and retain a geographically-concentrated customer base in the metropolitan New York region, primarily through the resale of products and services of incumbent and alternative facilities-based local providers.  In 1999, we changed our name to eLEC Communications Corp. to signify our new focus on telecommunications and our vision to run local exchange services over the Internet.  In March 2000 we formed a software company to provide billing services.  In October 2000, we purchased another CLEC, and in November 2002 we started a third CLEC.

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

In 2004, we began VoX Communications (“VoX”), which operates in our wholly-owned software company, to pursue the deployment of our own IP network for IP telephony services.  In addition to the general cost advantages of IP telephone service, we believe IP communication technologies will continue to advance rapidly and will further the potential for the Internet to become the preferred medium of communication and commerce.  Beginning in fiscal 2006, we expended a vast amount of our resources on the planning, development and implementation of our IP network.

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

With the launching of our Mobile VoIP product and our videophone service, we anticipate we will change our focus to the retail smart phone consumer.  This consumer could be a customer of VoX, or it could be a person who bought a phone and phone service under a different name, but VoX is providing the service.  For example, we have signed an agreement with a person-to-person marketing firm to sell the Ojo Vision Digital Video Phone with VoX service to its membership base.  This marketing firm decided to sell the phone service as an agent of VoX, in lieu of selling the service under its own brand name, and therefore, the customers it signs up will become direct customers of VoX.  In another instance, a carrier in Africa wants to market the video phone under its own brand name, and have VoX route all non-video calls back to its switch so that it can provide its normal audio-only services to its existing customer base, capturing all the telephone usage, billing, revenue and gross margin.  In this instance, the customer is not a direct customer of VoX, but is a customer of the African carrier that is using VoX’s VoIP technology.  The VoX video service is an add-on feature and the international carrier pays VoX directly for unlimited video calling from any customer who buys video service.

Available Information

We maintain a corporate website with the address http://www.pervasip.com/ and VoX maintains a corporate website with the address http://www.voxcorp.net/.  We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only. We make available free of charge through our corporate website our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”).  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including all of our filings.

Industry Background

The technology we employ to deliver our service, known as Voice over Internet Protocol (VoIP), enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer).  IP is the most commonly used protocol for communicating on these packet switched networks.  VoIP allows for the transmission of voice and data over these same packet-switched networks, providing an alternative to traditional telephone networks that use a fixed electrical path to carry voice signals through a series of switches to a destination.

As a result of the potential cost savings and added features of VoIP and video VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers view VoIP and video VoIP as the future of telecommunications.  VoIP has experienced significant growth in recent years due to:

●	Demand for lower cost telephone service;
●	Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;
●	Ability to download a VoIP application to a mobile device and utilize the 3G or 4G networks of the wireless phone carriers to provide consumers with mobile VoIP calling;
●	Ability to download a VoIP application to a mobile device and utilize a WiFi network for mobile VoIP or mobile video calling; and
●	New product innovations such as video calling that allow VoIP providers to offer services not currently offered by traditional telephone companies.

The traditional telephone networks maintained by many local and long distance telephone companies, known as the public-switched telephone networks, or PSTN, were designed solely to carry low-fidelity audio signals with a high level of reliability.  Although these traditional telephone networks are very reliable for voice communications, we believe these networks are not well-suited to service the explosive growth of digital communication applications for the following reasons:

●	They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber’s location;
●	They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;
●
They use dedicated circuits for each telephone call which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted which is an inefficient use of the investment in the network; and

●	They demonstrate limitations in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real time data.  The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed.  Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network.  As a result, significantly more traffic can be transmitted over a packet-switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet-switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network.  The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephone rates.

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks.  As broadband connectivity, including cable modem and digital subscriber line (or DSL), has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers.  Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers.  Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.  We believe that televisions using the Android operating system will become popular in 2012 and that these televisions will accommodate two-way video so that consumers will be making video calls from their Android televisions, using a video application such as the one we have developed.

Business Strategy

Our objective is to provide reliable, scalable and profitable worldwide cloud-based communications services with unmatched quality by utilizing our Linux-based software technologies to deliver innovative mobile and video telephone offerings at competitive prices.  We intend to bring the best possible voice and video products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers connect, communicate and collaborate with each other on a worldwide basis. We want to be known for our high quality of service, robust features and ability to deliver any new product to a wholesale customer or a web store without delay.

Specific strategies to accomplish this objective include:

●
Capitalize on our technology expertise to support new products and features. Our proprietary VoIP technology gives us the ability to offer leading-edge services and control our product development cycle.  Our ability to quickly test new IP devices on our network, including videophones, IPTV, WiFi enabled VoIP phones and mobile VoIP phones, allows us to continuously offer the best and newest products as they become available.  We are not dependent upon one or two device manufacturers, which has resulted in considerable cost savings, greater capacity and flexibility per port, and the ability to provide convergent solutions with new features, services and service creation capabilities in a timely manner.

●
Focus on offering enhanced calling features to Video calling services.  The videophone that we support contains compression technology that allows us to provide real-time video calling with very efficient bandwidth usage.  Our ability to customize the video phone to the needs of wholesale customers, such as making video calls to mobile Android devices, sending video ads to the phone, allowing simultaneous ringing to more than one video phone, allowing our video customers to make calls to video phones on a competitors’ network, or routing certain calls to a switch specified by the customer, has allowed us to enter discussions and attract customers in several instances where our competitors had no solutions to offer.

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

Our approach to VoIP does not require expensive network equipment to provide telephony services.  Instead, we rely on our proprietary software and a “server cluster” or “server farm” architecture.  Unlike the typical telecom model where one large expensive machine performs almost every task, we have a server farm comprised of a cluster of Dell servers and Cisco routers, where each machine performs a different task and has from one to three backup machines to ensure that services never go down.  By not relying on the equipment and related software of telecom equipment vendors, we are able to control our own destiny and scale without the limitations and delays associated with equipment financing, installation and the integration of new machines and source code updates that equipment vendors impose on VoIP carriers.  Our philosophy is that VoIP is an application and should be treated the same way that companies such as Google, Inc. process their data.  Consequently, data servers and routers are the appropriate vehicle on which to process our VoIP calls.

Our Services

Our VoX services work over virtually any high-speed Internet connection worldwide to allow calls to or from any phone in the world, whether that phone is an IP phone or a PSTN phone.  Our VoX service utilizes IP customer premise equipment to enable plug and play installation and a familiar dial tone user interface.  Our service also uses web-based technologies to enable Internet fax, account setup, account management, billing and customer support.  We have developed proprietary implementation of standards-based technologies underlying our service, which works with third party carriers to terminate VoIP calls on the PSTN network.  As part of the VoX service, we currently resell analog telephone adapters, mobile phones and IP videophones that can utilize our unique VoIP software so that a user can make high-quality telephone calls on our VoIP network.  We continue to enhance and develop new functionality in our software code so that our services can be downloaded to additional devices.

Mobile VoIP – TMCnet.com reports on its web site http://www.tmcnet.com/channels/mobile-voip/ that the market for Mobile VoIP is expected to be $32.2 billion by the end of 2013 and that by 2019, half of all mobile calls throughout the world will be made over all-IP networks.  According to the analyst firm In-Stat, there will be more than 138 million active mobile VoIP users by 2014.  We are offering our mobile VoIP product, as a downloadable application, on several web sites.  We primarily market it as a second line on a consumer’s mobile device, although we do have customers who use an Internet tablet and our mobile VoIP is their only telephone line.  We believe that as consumers adopt Mobile VoIP and transition away from the circuit-switched networks now in use, consumers will find that having a second phone line on their mobile devices will be helpful to distinguish between business and personal calls.  Also, a second or third phone line becomes very useful to people who do not want to give out their permanent mobile phone number to someone they have recently met.  A mobile VoIP number from VoX comes with its own voice mail account so the customer with a VoX number can have a professional voice mail message or a personal voice mail greeting, depending on the preferences of the customer.

VoIP and Videophone Services – We introduced our VoIP telephone service in 2005.  To obtain the service, the customer must enter into a service agreement with us and select a calling plan based on the anticipated use of the service.  Service plans provide alternatives for minutes of usage, up to an unlimited amount, at varying rates for calls in the United States, Canada and Puerto Rico that are made to non-VoX customers.  Subscribers are charged at a per-minute rate for international calls to non-VoX customers and, depending on the level of plan selected, may be charged for calls to the PSTN if they exceed the minutes allowed under the chosen plan.  All of our plans allow for unlimited calling between VoX customers, regardless of their location.  Each subscriber is assigned a telephone number in any of the area codes and underlying rate centers currently offered by the service.  We currently offer area codes in all 50 states in the United States, along with telephone number porting from the customer's previous service provider to Vox, for those subscribers who wish to keep their existing telephone number.  All VoX customers receive access to a variety of telephone features, including voice mail, caller ID, call forwarding, call waiting, 3-way calling, online account management and billing, call blocking and caller ID blocking.  We currently offer enhanced 9-1-1, or E-911, service on all VoX calling plans with a United States service address. Our customer’s E-911 call is routed as 9-1-1 emergency traffic and is accompanied by caller information. Subscribers may also have toll-free numbers (e.g., 800 numbers) or virtual numbers. A virtual number is an additional phone number that will ring through to an existing subscriber line. We offer virtual numbers in all of our U.S. rate centers, as well as in certain international countries. We also offer video over IP service the Ojo Vision videophone, which includes all of the voice service plans and features described above plus unlimited video calls to any other VoX videophone subscriber anywhere in the world.

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

Competition

The communications industry is highly competitive and the market for enhanced Internet and cloud-based communications services is new and rapidly evolving.  We believe the primary competitive factors that will determine our success in the Internet and cloud-based communications market are:

●	Quality of service;
●	Responsive customer care services;
●	Ability to provide customers with a telephone number in their local calling area;
●	Pricing levels and policies;
●	Quality of data service, provided by wireless telephone companies, over which our applications runs;
●	Ability to provide E911 and 911 service;
●	Bundled service offerings;
●	Innovative features;
●	Ease of use;
●	Accurate billing;
●	Brand recognition; and
●	Quality of analog telephone adapter supported by us and used by our customer.

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

We anticipate that competition also will come from several traditional telecommunications companies, including industry leaders, such as Verizon Communications Inc., AT&T Inc., Sprint Nextel Corporation and Deutsche Telekom AG, as well as established broadband services providers, such as Time Warner Inc., Comcast Corporation and Cablevision Inc.  These companies provide enhanced Internet and IP communications services in both the United States and internationally.  All of these competitors are significantly larger than we are and have:

●	substantially greater financial, technical and marketing resources;
●	stronger name recognition and customer loyalty;
●	well-established relationships with many of our target customers;
●	larger networks; and
●	large existing user bases to cross sell new services.

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

Operations

We have a centrally managed platform consisting of data management, monitoring, control and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our real-time call management information system. Key elements of this system include automated customer provisioning, customer access, fraud control, network security, call routing, call monitoring, media processing and normalization, call reliability, and detailed call records. Our platform monitors our process of digitizing and compressing voice and video into packets and transmitting these packets over data networks around the world. We maintain a call switching platform in software that manages call admission, call control, call rating and routes calls to an appropriate destination or customer premise equipment. Unless the recipient is using an Internet telephony device, the packets (representing a voice and/or video call initiated by a VoX subscriber) are sent to a gateway belonging to one of our partner telecommunications carriers, where they are reassembled and the call is transferred to the PSTN and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.

Network Operations Center – We maintain a network operations center in Orlando Florida and employ a staff of 6 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support – We maintain call center operations in Orlando, Florida and White Plains, New York and have a staff of 4 employees and contractors that provide customer service and technical support to customers.  Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions and e-mail support.

Interconnection Agreements – We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Level (3) Communications and Broadvox Networks.  Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN.  Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

Product Design

The VoIP market is characterized by rapid technological changes and advancements.  Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing mobile VoIP applications and services.  Future development also will focus on the use and interoperability of our products and services with emerging audio and video telephony standards and protocols, quality and performance enhancements to multimedia compression algorithms, support of new customer premise equipment, and wireless and mobile applications.  We believe that the development of new products and services and the enhancement of existing products and services are essential to our success.

Major Customer

We had one customer that accounted for 24% of our revenues in fiscal 2011 and 23% of our revenues in fiscal 2010.

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

In June 2005, the FCC adopted rules requiring providers of broadband voice services to provide 911 emergency access.  We believe we are in compliance with this order.  In August 2005, the FCC adopted rules that these providers must design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act.  We anticipate that we will continue to develop technologies as required by governmental regulation that support emergency access and enhanced services.  We believe that almost all digital voice providers have difficulty in achieving full compliance within the stated deadlines due to the level of complexity and cost of some of the requirements.  We find that we are in a position similar to our peers in the industry, where a strict interpretation of an FCC order could lead to an enforcement action including fines or an order to cease and desist marketing a certain service in a certain area where we do not have full compliance.

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

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the ICC obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the ICC system. The FCC's adoption of an ICC proposal will impact our costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the PSTN. It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges).  Numerous parties filed appeals of the FCC order in multiple federal circuit courts of appeal.  We cannot yet predict what, if any, impact the ICC regulations will have on our costs.
.
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

Employees

As of March 14, 2012, we had eight employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

There are no unresolved staff comments.

ITEM 2.  PROPERTIES.

The following table sets forth pertinent facts concerning our office leases as of March 14, 2012.

Location	Use	Approximate Square Feet	Annual Rent
75 South Broadway White Plains, NY 10601	Office	200	$9,000

The lease for our office space in White Plains, NY is $750 per month and is renewable every three months.   We maintain two employees at this location, and we plan to maintain this location in 2012.  Most of our employees work from home offices.  We are aware of vacant office space if the need arises to have employees working together in the same office.

ITEM 3.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock currently trades on the OTCQB marketplace under the symbol PVSP.  The high and low closing price for each quarterly period of our last two fiscal years are listed below:

The following table sets forth the high and low trade information for our common stock for each quarter during the past two fiscal years.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High Price	Low Price
1st Quarter 2010	$1.30	$0.31
2nd Quarter 2010	$1.30	$0.60
3rd Quarter 2010	$1.40	$0.50
4th Quarter 2010	$0.74	$0.40
1st Quarter 2011	$0.07	$0.05
2nd Quarter 2011	$0.095	$0.0099
3rd Quarter 2011	$0.0589	$0.0115
4th Quarter 2011	$0.018	$0.0055

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

On September 1, 2011, we issued 4,419,724 shares of common stock, valued at $66,738, for payment on outstanding promissory notes of $40,000.

On September 1, 2011, we issued 1,000,000 shares of restricted common stock, valued at $14,000, in conjunction with a contractual obligation for consulting services.

From September 7, 2011 to September 9, 2011, we issued 6,357,507 shares of common stock, valued at $107,632, for payment on outstanding promissory notes of $59,000.

On September 12, 2011, we issued 411,000 shares of restricted common stock, valued at $6,165 in conjunction with a contractual obligation for marketing services.

From September 15, 2011 to October 21, 2011, we issued 17,121,379 shares of common stock, valued at $187,027, for payment on outstanding promissory notes of $133,200.

On October 25, 2011, we issued 1,500,000 shares of restricted common stock, valued at $17,250, in conjunction with a contractual obligation for consulting services.

On November 8, 2011, we issued 3,144,654 shares of common stock, valued at $17,296, for payment on an outstanding promissory note of $15,000.

On November 28, 2011, we issued 3,367,003 shares of common stock, valued at $33,670, for payment on an outstanding promissory note of $20,000.

(b) Holders

As of March 14, 2012, a total of 137,301,970 shares of the Company’s common stock are currently outstanding held by approximately 178 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Worldwide Stock Transfer, LLC with its business address at 433 Hackensack Ave., Level L, Hackensack, NJ 07601.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. Our secured term loans with our primary lender prohibit us from paying dividends to stockholders.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of November 30, 2011, with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Restricted Stock Plan(1)			40,000
2007 Equity Incentive Plan(2)	85,500	$2.30	67,000
Subtotal	85,500		107,000

Equity compensation plans not approved by security holders:

Employee stock options	150,000	1.50	-
2004 Equity Incentive Plan (2)	19,000	2.42	56,153
2007 Contingent Option Plan (3)	650,694	2.70	-
2009 Equity Incentive Plan (2)	150,000	1.00	21,000
2011 Equity Incentive Plan (2)	14,100,000	.02	5,900,000
Subtotal	15,069,694		5,977,153

Total	15,155,194		6,084,153
___________________________
(1)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(2)	Our 2004, 2007, 2009, and 2011 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

(3)	The contingent options vest only if three consecutive months of positive cash flow from operations is achieved before their expiration in November 2012.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE.  THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Overview

We are a provider of voice and video communications services that connect people through broadband devices worldwide.  We rely significantly on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network.  We market attractively priced voice and messaging services throughout the world under the brand name of VoX Communications.

We began selling our VoIP services as a landline telephone business.  Over the past two years we have leveraged our technology to offer services and applications for mobile devices, such as smart phones and tablets.  In 2011 we introduced mobile applications, under the name of VoX Mobile, that allow free calling and messaging between users who have the application, as well as low-cost calling from anywhere in the world to the United States, Canada and Puerto Rico.   In addition, calls by users of VoX Mobile to any device on the VoX Communications network are also free.  Our mobile applications work over 3G, 4G and WiFi and can be downloaded in any country.

In 2011, we began selling video VoIP services.  Our video VoIP runs over a fixed broadband connection, and we plan to add the video technology to our mobile Android application so that users can download the video application through the Android Market and make video calls from their mobile devices over the 3G, 4G or WiFi networks, to other VoX video users.

We have managed a significant strategic shift to Mobile VoIP while transforming the cost structure of our core business to drive significant improvements in our gross profit percentage from 34% in fiscal 2010 to 41% in fiscal 2011.  The structural cost reductions are continuing to benefit our business in fiscal 2012, and we anticipate our gross profit percentage in the first quarter of fiscal 2012 to approach 50%.  In addition to reducing ongoing costs, we are contracting with a new international carrier to lower international termination costs to further enhance our margins on international calling.

We have made significant financial progress over the past three months, providing an improved foundation for the future.  In February 2012, we reduced the debt that we owe to our secured lenders by more than 35% and reduced our interest rate on the remaining secured debt to zero percent

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Services to mobile and other connected devices. We are developing next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  In 2012 we expect to expand our mobile service offerings to include video calling from mobile devices.  We anticipate our first video application will be available to users of Android devices.  As of February 27, 2012, Google reported that 850,000 Android devices are activated each day and that more than 300 million mobile Android devices are roaming the world.

International long distance calling. The markets for international long distance are large and growing and we plan to leverage our VoIP network by offering consumers a low-cost and convenient alternative to the international services offered by telephone and cable companies and international calling cards.  Industry data estimates the international long distance calling market to be $80 billion annually, with up to 15% of such calling originating in the United States.  We plan to develop direct sales channels where customers can subscribe to our service on-line or through a retail distribution channel using hang tags from VoX Communications that allow an easy download of our prepaid international calling services to a mobile phone.

Opportunities outside of the United States. There are many countries outside of the United States that have advanced wireless networks.  We have approached several telecom companies in Africa, and a mobile wallet company in Africa, to sell our mobile VoIP services and our videophone services.  We plan to add a device to the Ojo Vision videophone that will allow the videophone to run on the 3G network.  We are pursuing arrangements where African carriers will sell to their customers a videophone that will use the VoX Communications video services.  We offer automated provisioning of videophones with web-based interfaces to allow the carriers to rapidly add new videophone subscribers.  Any non-video phones calls made over our videophone, we will route back to the carrier’s switch so that we are not taking away revenues from the African carriers, but are instead enhancing their revenues by allowing them to sell video services.  We have negotiated an agreement where in exchange for a monthly fee for unlimited video VoIP calling and a small per minute switching fee, the carrier will commit to sell up to 50,000 videophones, all of which would be using our videophone service.  We anticipate finishing the details of this agreement in the second quarter of 2012, and we have approached several telecom companies overseas with the same model.  The global consumer communications market is estimated to be $200 billion annually, and we believe we can attract new subscribers in this market, especially when we offer a mobile video calling app for Android users that allows mobile video calls over the 3G, 4G and WiFi networks to other video applications users and to customers who have our desktop videophone.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an analog telephone adapter (“ATA”), we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2011 and 2010.

Customer equipment revenue.  Customer equipment revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment revenue includes the fees we charge our customers for shipping any equipment to them.  In January 2011, we began selling video phones to retail customers, and these phones are considered customer equipment.  Unlike the ATA, we charge the customer for the videophone.  Frequently, a customer will purchase a videophone from a third-party and use our video VoIP service.  In these instances, we have no equipment revenue.

Cost of Revenues

Direct cost of telephony services.  Direct cost of telephony services primarily consists of fees we pay to third parties on an ongoing basis in order to provide our services.  These fees include:

●
Access charges we pay to other telephone companies to terminate digital voice calls on the PSTN. When a VoX subscriber calls another VoX subscriber, we do not pay an access charge, as the call routes through our network without touching the PSTN.

●	The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the PSTN of various long distance carriers.

●	The cost of leasing from other telephone companies the telephone numbers we provide to our customers. We lease these telephone numbers on a monthly basis.

●	The cost of co-locating our connection point equipment in third-party facilities owned by other telephone companies.

●
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

●
The cost of complying with the new FCC regulations regarding emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.  This cost may increase in future periods.

●	Taxes we pay on our purchases of telecommunications services from our suppliers.

Direct cost of customer equipment and shipping.  Direct cost of equipment sold primarily consists of costs we incur when a customer first subscribes to our service.  These costs include:

●	The cost of the equipment we provide to customers who subscribe to our service through our direct sales channel, in each case in excess of activation fees.

●	The cost of shipping and handling for customer equipment, together with the installation manual, we ship to customers.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Our revenues for fiscal 2011 decreased by approximately $154,000, or approximately 11%, to approximately $1,292,000 as compared to approximately $1,446,000 reported for fiscal 2010.  The decrease in revenues was mainly due the loss of lower margin wholesale business during the year, which we consider less desirable than our mobile VoIP application or our video VoIP product.  In fiscal 2011, our sales representatives have focused on growth of our video VoIP product, which we anticipate will see significant gains in fiscal 2012.

Our gross profit for fiscal 2011 increased by approximately $30,000 to approximately $524,000 from a gross profit of approximately $494,000 reported in fiscal 2010, and our gross profit percentage of 41% in fiscal 2011, as compared to 34% in fiscal 2010, increased by 7 percentage points.  Although we had a reduction of revenue due to the loss of some wholesale customers, we had an increase in gross profit due to the higher gross profit percentage that we achieved.  We were able to reduce our cost of completing calls to phone numbers that are not on our network and to increase some of the fees we charge to our customers.  Our preliminary data for fiscal 2012 demonstrates further increases in our gross profit percentage, and we anticipate the first quarter gross margin in fiscal 2012 to approach 50%. Selling, general and administrative expenses (“SG&A”) decreased by approximately $222,000, or approximately 10%, to approximately $2,111,000 for fiscal 2011 from approximately $2,333,000 reported in the prior year fiscal period.  The decrease is primarily attributable to overhead cuts in consulting fees.

Bad debt expense decreased by approximately $25,000 to approximately $13,000 for fiscal 2011, as compared to approximately $38,000 for the prior fiscal year.  There were no large delinquencies in fiscal 2011 or 2010.

Interest expense increased by approximately $2,154,000 to approximately $3,578,000 for the year ended November 30, 2011, as compared to approximately $1,424,000 for the prior fiscal year.  Increased borrowings in fiscal 2011 at high effective interests rates caused interest expense to increase.  A significant portion of the interest expense was accrued and unpaid interest expense to our secured lenders.  Effective January 31, 2012, our secured lenders have agreed to charge us zero percent interest on our secured debt, so long as timely payments are made in fiscal 2012 of $100,000 a month, beginning on March 30, 2012, by an investor that is the assignee of our secured debt.  We anticipate this arrangement will cause interest expense in fiscal 2012 to be lower than the interest expense incurred in fiscal 2011.

For the year ended November 30, 2011 we recorded a gain on the settlement of liabilities of approximately $107,000 as compared to a loss on the settlement of liabilities of approximately $89,000 in fiscal 2010.   In fiscal 2011 we recorded a gain on the extinguishment of a derivative liability of $497,667.

For the year ended November 30, 2011, we recorded income from a mark-to-market adjustment of $101,474, as compared to a mark-to-market loss of $28,419 in fiscal 2010 (see Note 3).  In accordance with authoritative guidance, with certain of our convertible notes outstanding, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which are recorded as other income or expense.

Liquidity and Capital Resources

At November 30, 2011, we had cash and cash equivalents of approximately $10,000 and negative working capital of approximately $18,805,000 as compared to cash and cash equivalents of approximately $32,000 and negative working capital of approximately $16,484,000 at November 30, 2010.

Net cash used in operating activities aggregated approximately $625,000 and $488,000 in fiscal 2011 and 2010, respectively.  The principal use of cash from operating activities in 2011 was the loss for the year of approximately $4,450,000.  The use of cash was offset in part by an increase in accounts payable and other liabilities of approximately $2,303,000 and amortization of debt discount of approximately $2,061,000.  The principal use of cash from operating activities in fiscal 2010 was the loss for the year of approximately $3,407,000.  The use of cash was offset in part by an increase in accounts payable and other liabilities of approximately $2,142,000 and common stock, options and warrants granted for services of approximately $359,000.

Net cash provided by financing activities aggregated approximately $603,000 and $483,000 in fiscal 2011 and 2010, respectively.  The principal sources of cash from financing activities were net proceeds from short-term borrowings of approximately $397,000 and proceeds from issuances of common stock of approximately $210,000.  The principal sources of cash from financing activities in fiscal 2010 were net proceeds from short-term borrowings of approximately $153,000 and proceeds from issuances of common stock of approximately $231,000.

In fiscal 2011 and 2010, there were no expenditures for capital assets.  Even though we anticipate rapid growth from business outside of the United States in fiscal 2012, we do not anticipate significant capital expenditures in fiscal 2012.  Our arrangements with overseas carriers for the selling of our videophone services and the routing of video calls, includes our utilization of capital assets and collocation facilities provided by the overseas carrier.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

Although we are not yet profitable and we are not generating cash from operations, we believe we have short-term financing available to fund our monthly cash-flow deficit from operations until July 2012, and to pay our secured lenders in accordance with a settlement agreement (the “Agreement”) signed by our secured lenders on February 3, 2012.  Under the terms of the Agreement, a third-party investor (the “Investor”) can purchase all the debt we owe to our secured lenders of approximately $13,900,000 for a total price of $1,500,000.  We have also signed an agreement with the Investor that requires us to pay the Investor $1,700,000 over an 18-month period.  Our payments to the Investor will satisfy the entire liability of approximately $13,900,000 that we owed to our secured lenders.  We anticipate that most of our payments to the Investor will be in the form of stock issuances.  Our agreement with the Investor is in the form of a convertible note, in which the Investor can convert debt into equity at a 10% discount to the defined market price of our common stock.

While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  The most significant estimates include:

●	revenue recognition and estimating allowance for doubtful accounts;
●	valuation of long-lived assets; and
●	income tax valuation allowance.

We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made.  Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and
●	changes in the estimate, or the use of different estimating methods, could have a material impact on our consolidated results of operations or financial condition.

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

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation.  The Company does not have any long-lived assets as of November 30, 2011 and 2010, and as such, no impairment losses were recorded.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements required by this Item are included herein, commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2011, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2011, and identified the following material weaknesses:

●
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), telecom taxation requirements and the financial reporting requirements of the SEC;

●
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 14, 2012.  There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position

Paul H. Riss	56	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

Greg M Cooper	52	Director

Mark Richards	52	Chief Information Officer and Director

Cherian Mathai	55	Director

Scott Widham	54	Director

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships.  While each director is typically elected for a one-year term, we did not have an annual stockholders meeting for the election of directors in 2011.  The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

Paul H. Riss, age 56, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

Paul H. Riss has served as a director since 1995; Chairman of our board of directors since March 2005; our Chief Executive Officer since August 1999 and our Chief Financial Officer and Treasurer since November 1996.  He has served on the board of four telecom companies and has more than 25 years of entrepreneurial business and management experience including the engineering of his own leveraged buyout in 1987 and the audit of numerous public companies at Ernst & Young.  He is a CPA in New York State and earned an MBA with distinction from the Stern School of Business at New York University and a magna cum laude BA with distinction from Carleton College.  We believe Mr. Riss’s qualifications to serve as a director include his tenure as our Chief Executive Officer and as a member of our Board, and his more than 15 years of service to us with extensive experience in financings, contract negotiations, acquisitions, budgeting, external reporting and accounting.

Greg M Cooper, age 52, Director

Greg M Cooper has served as a director since April 2004; He has been the managing partner for more than five years of Cooper, Niemann & Co., CPAs, LLP, certified public accountants; a member of the board of directors, since 1997, of Mid Hudson Cooperative Insurance Company in Montgomery, New York, a privately-held insurance company; a member of the American Institute of Certified Public Accountants since 1982; a member of the New York State Society of Certified Public Accountants since 1982; and a member of the  Pennsylvania Institute of Certified Public Accountants since 2003.  He received a BBA from Pace University in 1980.  We believe Mr. Cooper’s qualifications to serve on the board include his extensive experience in accounting and taxation and his experience serving business clients.

Mark Richards, age 52, Chief Information Officer and Director

Mark Richards has been a director since January 2008 and our Chief Information Officer since October 2004.  Previously, Mr. Richards was the Chief Operating Officer of a VoIP carrier, Volo Communications. He also served as acting Chief Executive Officer for Epicus Communications, a competitive local exchange carrier (“CLEC”). Prior to that, he held executive positions with a variety of CLEC and telecom start-ups, including NET-Tel, TCCF, and American Network Exchange. Mr. Richards also served as a consultant to numerous Fortune 500 companies in the U.S. and abroad, including Citibank Card Services, CitiCorp Karten Services, Citibank London, D.G. Durham London, B.P. UK, and Citibank Japan.  We believe Mr. Richard’s qualifications to serve on the board include his tenure as our Chief Information Officer and his extensive experience in the development and sale of communications technologies and services, including video processing algorithms, videophone technology, Android operating systems, data packet processing and programming know-how.

Cherian Mathai, age 55, Director

Cherian Mathai has served as a director since March 2008. Mr. Mathai serves as the Chief Financial Officer of dotSport LLC since 2007 and as President of Sophia Associates Inc., a management consulting and advisory firm since 2007; Co-founded and served as Chief Operating Officer of Tralliance Corporation, the registry for .travel Internet Top Level Domain from January 2002 to June 2007 and co-founded fareone, Inc. in 1999.  Both companies that he co-founded were conceived, developed and sold to larger entities.  We believe Mr. Mathai’s qualifications to serve on the board include his expertise in structuring project finance deals, identifying business opportunities and creating successful business enterprises, in addition to his global business experience, completing transactions in the United Kingdom, Canada, Mexico and India.

Scott Widham, age 55, Director

Scott Widham has served as a director since March 2008.  Mr. Widham serves as the Chief Executive Officer of Alpheus Communications since December 2011. Previously, Mr. Widham was the Chief Executive Officer at Cobridge Communications LLC, an operator of cable telecommunication systems, from March 2010 – January 2012; a principal in CAS, LLC, a technology and telecom consulting company since 2007;  and the President – Sales and Marketing, President – Corporate Development and Co-CEO of Broadwing Corporation, a voice, data and video service provider from 2001 to 2007;  He has a BBA degree in marketing from the University of Texas at Austin.  We believe that Mr. Widham’s qualifications to serve on the board include his extensive experience in the telecom industry and as a president and co-CEO of a publicly traded company.

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

Our board of directors held 8 meetings during the fiscal year ended November 30, 2011.  During fiscal 2011, each director attended at least 75% of the board of directors and committee meetings of which he was a member during such time as he served as a director.  From time to time, the members of our board of directors act by unanimous written consent pursuant to the laws of the State of New York.  No fees are paid to directors for attendance at meetings of the board of directors.

Compensation Committee

We have a compensation committee currently composed of Greg M Cooper and Scott Widham.  Mr. Widham is the Chairman of the committee.  The compensation committee establishes remuneration levels for our executive officers.  The compensation committee did not meet during the fiscal year ended November 30, 2011.

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

Audit Committee

We have an audit committee that, during the fiscal year ended November 30, 2011, was composed of Greg M Cooper, Cherian Mathai and Scott Widham.  Each audit committee member is an independent director as defined by the rules of the National Association of Securities Dealers.  A written charter approved by our board of directors and attached as Annex A to our 2007 proxy statement, which was filed with the SEC on May 15, 2007, governs the audit committee.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with, except for Scott Widham, who did not file ownership forms for options granted to him.

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

Fiscal 2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)(4)	Total ($)
Paul H. Riss Chairman, Chief Executive Officer and Chief Financial Officer	2011 2010 2009	$165,000 175,000 165,000	$0 0 0	$10,000 0 10,000	$246 0 0	$0 0 0	$0 0 0	$0 0 0	$175,246 175,000 175,000

Mark Richards Chief Information Officer	2011 2010 2009	180,000 5,000 105,000	0 0 0	0 120,000 20,000	71,520 71,520 10,190	0 0 0	0 0 0	0 55,000 60,000	251,520 251,520 195,190

(1)	Amounts in this column include unpaid salary to Mr. Riss and Mr. Richards of $244,450 and $52,500, respectively, at November 30, 2011.

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

(4)	Mr. Richards received consulting fees from one of our vendors amounting to $55,000 in fiscal 2010 and $60,000 in fiscal 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2011, for each of the named executive officers.   The Named Executives did not exercise any options in Fiscal 2011.

		Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Paul H. Riss		4,000,000		$0.01	11/21/2016
Paul H. Riss	-	-	189,444	$3.00	11/17/2012
Mark Richards	-	-	236,805	$3.00	11/17/2012
Mark Richards	100,000	50,000	-	$1.50	10/09/2014

(1)
The options granted to Mr. Riss and Mr. Richards are contingent stock options, which vest only if we achieve positive cash flow from operations for three consecutive months before the options expire in November 2012.

Stock Option Grants

The following table sets forth individual grants of stock options and stock appreciation rights (“SARs”) made during fiscal 2011 to the Named Executives.

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Share)	Expiration Date
Paul H. Riss	4,000,000	28.4%	$0.01	1/21/2016
_______________
(1)	No SARs were granted in fiscal 2011.
(2)
In fiscal 2011, we granted options to 8 employees, certain members of our board of directors and one consultant to purchase an aggregate of 14,100,000 shares of our common stock.  The exercise price of all stock options granted was equal to or greater than the market price of our common stock on the date of the grant.

There were no stock option exercises is fiscal 2011.

Board of Directors Compensation

We do not currently compensate directors in cash for service on our board of directors.  On May 26, 2011, we granted each of our three independent directors a stock option to purchase 100,000 shares of our common stock at a price of $0.10. On November 21, 2011, we granted each of our three independent directors a stock option to purchase 500,000 shares of our common stock at a price of $0.01.  The options vest over a three-year period and expire five years from the date of grant.  For both sets of option grants the exercise price was higher than the market price of our common stock on the day of the grant.  We maintain a Non-Employee Director Stock Option Plan (the “Director Option Plan”).  Under the Director Option Plan, each non-employee director is granted a non-statutory option to purchase 1,000 shares of our common stock on the date on which he or she is elected, re-elected or appointed to our board of directors.  Our existing directors were last re-elected on May 13, 2009.  Options granted pursuant to the Director Option Plan will vest in full on the one-year anniversary of the grant date, provided the non-employee director is still our director at that time.  The exercise price granted under the Director Option Plan is 100% of the fair market value per share of the common stock on the date of the grant as reported on the OTC Marketplace.

			Director	Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings (4)	All Other Compensation ($)	Total ($)
Greg Cooper	-	-	$11,445	-	-	-	$11,445
Cherian Mathai	-	-	11,445	-	-	-	11,445
Scott Widham	-	-	11,445	-	-	-	11,445

(1)	Dollar amounts reflect the aggregate grant date fair value computed in accordance with FASB authoritative guidance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 14, 2012, there were 137,101,970 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 51 shares of Series C Preferred stock outstanding, held by our Named Executives, as detailed in the chart below.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 14, 2012, by:

●	Each person whom we know beneficially owns more than 5% of the common stock;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 14, 2012, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series C Preferred Stock Beneficially Owned (7)		Percent of Shares of Series C Preferred Stock Beneficially Owned
G3 Connect, LLC 321 Newark Street 3rd Floor Hoboken, NJ 07030	67,260,000	(1)	32.91%

Paul H. Riss Pervasip Corp. 75 South Broadway, Suite 400 White Plains, New York 10601	10,438,533	(2)	7.30%	48	(8)	94.12%

Mark Richards 75 South Broadway, Suite 400 White Plains, New York 10601	2,501,000	(3)	1.80%	3	(9)	5.88%

Greg M. Cooper Cooper, Niemann & Co., CPAs, LLP PO Box 190 Mongaup Valley, New York 12762	16,000	(4)	*

Scott Widham 9865 Litzsinger Road St Louis, Missouri 63124	21,000	(5)	*

Cherian Mathai 75 South Broadway, Suite 400 White Plains, New York 10601	11,000	(6)	*

All directors and executive officers as a group (five individuals)	12,987,533		8.98%	51		100%
__________________
* Less than 1%.

(1)	Includes 67,260,000 shares of common stock subject to debt that is presently convertible.

(2)	Includes 5,906,000 shares of common stock subject to warrants that are presently exercisable or exercisable within 60 days after March 14, 2012.

(3)	Includes 1,500,000 shares of common stock subject to options and warrants that are presently exercisable or exercisable within 60 days after March 14, 2012.

(4)	Includes 12,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 14, 2012.

(5)	Includes 21,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 14, 2012.

(6)	Includes 11,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 14, 2012.

(7)
Each one share of Series C Preferred has voting rights equal to (x) 0.019607  multiplied by  the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”),  divided by  (y) 0.49,  minus  (z) the Numerator.

(8)	Mr. Paul Riss owns 48 shares of Series C Preferred Stock, which is representative of 134,298,196 shares solely for voting purposes.

(9)	Mr. Mark Richards owns 3 shares of Series C Preferred Stock, which is representative of 8,393,637shares solely for voting purposes.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We paid fees to an intellectual property development firm (“Consultant”) of $192,000 and $252,000 in fiscal 2011 and 2010, respectfully.  All such work performed by the Consultant is the property of our company.  An officer of our company has performed work for the Consultant, including disbursement services, in which funds that were remitted by us to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  Our officer received fees from the Consultant of $0 in fiscal 2011 and $55,000 in fiscal 2010, respectively.

At November 30, 2011 the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $636,744.

At November 30, 2011, unpaid salary and expenses owed to our chief information officer amounted to $53,592.  In fiscal 2012 we have been paying the full salary to our chief information officer and approximately 62% of the salary this is due to our chief executive officer.

We paid fees of $4,000 in fiscal 2011 to Cooper, Neimann & Company CPA, LLP for preparation of our federal and state income tax returns.  Our board member, Greg Cooper, is a partner in this firm.

At November 30, 2011, we owed G3 Connect LLC, $100,000 for cash we received from them in conjunction with a subscription agreement to purchase common stock in a private placement and $1,967 in unpaid commissions.  We have not issued the common stock as of March 14, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Nussbaum Yates Berg Klein & Wolpow LLP for the audit of our annual financial statements for the years ended November 30, 2011 and 2010, and fees billed for other services rendered by Nussbaum Yates Berg Klein & Wolpow LLP during those periods.

	2011	2010
Audit fees	$97,500	$97,500
Audit related fees	−	−
Tax fees	−	−
All other fees	−	1,420
Total	$97,500	$98,920

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

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document

3.1	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 27, 1969 under Registration Number 2-34436.

3.2
Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive proxy statement filed with the SEC in connection with our Annual Meeting of Shareholders held in May 1984.

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.

3.4	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

3.5	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.

3.6	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.

3.7	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.8	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.

3.9	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.

3.10	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 23, 2012.

3.11	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.

4.1
Secured Term Note, dated as of September 28, 2007, issued in favor of Calliope Capital Corporation (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.2
Secured Term Note, dated as of September 28, 2007, issued in favor of Valens Offshore SPV II, Corp. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.3
Third Amended and Restated Secured Term Note, dated as of September 28, 2007, issued in favor of Laurus Master Fund, Ltd. (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.4
Amended and Restated Secured Term Note, dated as of September 28, 2007, issued in favor of Laurus Master Fund, Ltd. (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.5
Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV II, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.6
Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.7
Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV II, Corp(as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.8
Fourth Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Ltd. (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.9
Second Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Ltd. (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.10
Secured Term Note, dated as of October 15, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 2008).

4.11
Second Amended and Restated Secured Term Note, dated as of December 12, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 12, 2008).

4.12
Secured Term Note, dated February 18, 2009, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2009).

4.13
Secured Term Note, dated February 18, 2009, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2009).

4.14
$50,000 Demand Note, dated November 5, 2009, issued in favor of Valens U.S. SPV I, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 12, 2009)

4.15
12% Convertible Debenture, dated December 24, 2010, issued in favor of Redwood Management LLC (as filed as Exhibit 10(uu) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010, as filed with the SEC on March 16, 2011)

4.16	8% Convertible Promissory Note, dated July 21, 2011 of Pervasip Corp. to Hanover holdings I, LLC, incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q dated August 31, 2011.

4.17	6% Convertible Promissory Note, dated November 22, 2011, issued in favor of G3 Connect. *

10.1	1996 Restricted Stock Award Plan, incorporated by reference to Exhibit A to our Proxy Statement dated October 24, 1996

10.2	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003

10.3	2004 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 12, 2005.

10.4
Subsidiary Guaranty, dated as of February 8, 2005, executed by New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.

10.5
Securities Purchase Agreement, dated as of November 30, 2005, our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.

10.6
Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

10.7
Securities Purchase Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.

10.8
Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by our Company, New Rochelle Telephone Corp., Telecarrier Services, Inc., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.

10.9
Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2006.

10.10
Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 14, 2006.

10.11	2007 Equity Incentive Plan, incorporated by reference to Annex B to our Proxy Statement dated May 15, 2007.

10.12
Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

10.13
Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Vox Communications Corp., Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

10.14
Subsidiary Guarantee dated as of September 28, 2007 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

10.15
Master Security Agreement dated as of September 28, 2007 among our Company, Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

10.16
Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

10.17	2007 Contingent Option Plan, as amended, incorporated by reference to Exhibit 10 (ll) to our Annual Report on Form 10-KSB for the year ended November 30, 2007.

10.18
Securities Purchase Agreement dated as of May 28, 2008, among Pervasip Corp., LV Administrative Services, Inc. and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008.

10.19
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

10.20
Subsidiary Guarantee dated as of May 28, 2008 by Vox Communications Corp., AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 28, 2008.

10.21
Master Security Agreement dated as of May 28, 2008 among Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated May 28, 2008.

10.22
Stock Pledge Agreement dated as of May 28, 2008 among LV Administrative Services Inc., as agent, Pervasip Corp., Vox Communications Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

10.23
Amendment to September 28, 2007 Securities Purchase Agreement dated May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

10.24
Letter Agreement dated as of October 15, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 15, 2008.

10.25
Letter Agreement dated as of December 12, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008.

10.26
Letter Agreement dated as of February 18, 2009 among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2009.

10.27	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.

10.28	Securities Settlement Agreement by and between Pervasip Corp. and JDM Group, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 3, 2012

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERVASIP CORP.

Date: March 14, 2012	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chief Executive Officer (Principal Executive Officer),	March 14, 2012
Paul H. Riss	Chief Financial Officer (Principal Financial Officer) (Principal
Accounting Officer), Treasurer and Chairman

/s/ Greg M. Cooper	Director	March 14, 2012
Greg M. Cooper

/s/ Mark Richards	Chief Information Officer and Director	March 14, 2012
Mark Richards

/s/ Cherian Mathai	Director	March 14, 2012
Cherian Mathai

/s/ Scott Widham	Director	March 14, 2012
Scott Widham

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE
YEARS ENDED NOVEMBER 30, 2011 AND 2010

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Loss	F-3

Statements of Stockholders’ Equity Deficiency and Comprehensive Loss	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-30

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pervasip Corp.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Pervasip Corp. and subsidiaries as of November 30, 2011 and 2010 and the related consolidated statements of loss, stockholders’ equity deficiency and comprehensive loss, and cash flows for each of the years then ended. Pervasip Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasip Corp. and subsidiaries as of November 30, 2011 and 2010, and the results of their operations and their cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 2 to the financial statements, the Company, among other matters, has negative working capital, a stockholders’ equity deficiency, has suffered recurring losses from operations and is unable to meet its obligations as they become due, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York
March 14, 2012

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2011 AND 2010

ASSETS

	2011	2010

Current assets:
Cash and cash equivalents	$9,608	$31,653
Accounts receivable, net of allowance of $18,489 in 2011 and $141,585 in 2010	109,682	90,038
Prepaid expenses and other current assets	44,613	40,961

Total current assets	163,903	162,652

Other assets	43,950	43,819

Total assets	$207,853	$206,471

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$14,412,961	$14,130,578
Accounts payable and other current liabilities	2,550,172	2,445,250
Due to Pension Benefit Guaranty Corporation	1,730,727	-
Derivative liabilities	274,908	70,519

Total current liabilities	18,968,768	16,646,347

Mandatorily redeemable preferred stock	-	-
Long-term debt	314,355	-
Accrued pension obligation	-	1,369,395

Total liabilities	19,283,123	18,015,742

Stockholders’ equity deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 51 and 0 shares issued and outstanding in 2011 and 2010	-	-
Common stock, $.001 par value; 250,000,000 shares authorized; 99,489,749 and 6,871,606 shares issued and outstanding in 2011 and 2010	99,490	6,871
Capital in excess of par value	35,623,697	32,532,874
Accumulated other comprehensive income	2,232	1,789
Deficit	(54,800,689)	(50,350,805)

Total stockholders’ equity deficiency	(19,075,270)	(17,809,271)

Total liabilities and stockholders’ equity deficiency	$207,853	$206,471

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010

Revenues	$1,291,789	$1,446,086

Cost and expenses:
Costs of services	767,816	951,681
Selling, general and administrative	2,111,123	2,333,401
Provision for bad debts	12,817	37,515

Total costs and expenses	2,891,756	3,322,597

Loss from operations	(1,599,967)	(1,876,511)

Other income (expense):
Interest expense	(3,578,057)	(1,424,356)
Other, net	22,070	10,724
Gain (loss) on settlement of liabilities	106,929	(88,652)
Gain on extinguishment of derivative liability	497,667	-
Mark to market adjustment of derivative liabilities	101,474	(28,419)

Total other expense	(2,849,917)	(1,530,703)

Net loss	$(4,449,884)	$(3,407,214)

Loss per share	$(0.10)	$(1.00)

Weighted average number of common shares outstanding:	43,965,736	3,410,748

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	Common Stock		Capital in Excess of		Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Par Value	Deficit	Income (Loss)	Deficiency

Balance, December 1, 2009	2,848,837	$2,849	$31,408,715	$(46,943,591)	$1,578	$(15,530,449)

Net loss				(3,407,214)		(3,407,214)

Foreign currency translation adjustment					211	211

Comprehensive loss						(3,407,003)

Employee stock based compensation and conversions	582,014	582	251,489			252,071

Options granted for services			14,000			14,000

Common stock issued for services	553,000	553	344,547			345,100

Issuance of common stock for satisfaction of liabilities	1,588,555	1,589	187,891			189,480

Issuance of common stock	1,071,700	1,072	229,958			231,030

Stock subscription receivable			4,000			4,000

Exercise of stock options	227,500	227	92,273			92,500

Balance, November 30, 2010	6,871,606	6,872	32,532,873	(50,350,805)	1,789	(17,809,271)

Net loss				(4,449,884)		(4,449,884)

Foreign currency translation adjustment					443	443

Comprehensive loss						(4,449,441)

Employee stock based compensation			144,670			144,670

Issuance of common stock	2,100,000	2,100	207,900			210,000

Common stock issued for services	3,161,000	3,161	42,422			45,583

Issuance of common stock for satisfaction of liabilities	87,282,143	87,282	2,688,407			2,775,689

Exercise of stock options	75,000	75	7,425			7,500

Balance, November 30, 2011	99,489,749	$99,490	$35,623,697	$(54,800,689)	$2,232	$(19,075,270)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010
Operating activities:
Net loss	$(4,449,884)	$(3,407,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	144,670	120,056
Common stock, options and warrants granted for services	45,583	359,100
Provision for bad debts	12,817	37,515
(Gain) loss on settlement of liabilities	(604,596)	88,652
Amortization of debt discount	2,061,472	17,775
Mark to market adjustment of derivative liabilities	(101,474)	28,419
Changes in operating assets and liabilities:
Accounts receivable	(32,461)	57,287
Prepaid expenses and other current assets	(3,652)	(3,568)
Other assets	(131)	72,324
Accounts payable, other current liabilities and pension related liabilities	2,302,958	2,142,064

Net cash used in operating activities	(624,698)	(487,590)

Financing activities:
Net proceeds from short-term borrowing	397,280	153,000
Proceeds from exercise of stock options	7,500	109,500
Proceeds from issuance of common stock	210,000	231,030
Payments of long-term debt	(12,127)	(10,280)

Net cash provided by financing activities	602,653	483,250

Decrease in cash and cash equivalents	(22,045)	(4,340)

Cash and cash equivalents at beginning of year	31,653	35,993

Cash and cash equivalents at end of year	$9,608	$31,653

Cash paid during the year for:
Interest	$22,337	$-
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

See Notes 3, 8 and 12 for non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that none of the deferred tax assets will be realized.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

1.	Description of Business and Summary of Accounting Principles (Continued)

Revenue Recognition

Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services.  Revenues for carrier interconnection and access are recognized in the period in which the service is provided.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  The Company extends credit to certain customers and generally requires a deposit to minimize its credit risk.  Once a customer is billed for services, the Company actively manages the accounts receivable and may return the deposit if the customer has a track record of making timely payments of invoices for six consecutive months.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer’s service and provides an allowance for the related amount receivable from the customer.  The Company has recorded allowances for receivables that it considers uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.  For 2011 and 2010, the Company excluded from its loss per share calculations potentially dilutive securities of 90,424,594 and 4,707,094, respectively, because their effect on loss per share was anti-dilutive.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

1.	Description of Business and Summary of Accounting Principles (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents during 2011 and 2010.

Concentrations

As of November 30, 2011 and 2010, the Company had one customer and that constituted 12% and 15%, respectively, of its accounts receivable.  For the years ended November 30, 2011 and 2010, one customer accounted for 24% and 23% of the Company’s revenues, respectively.

The Company is dependent on the availability and functionality of the networks of its two primary suppliers and is vulnerable to a cessation or disruption of service if the Company is not able to pay these vendors timely.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, and the derivative liabilities.  On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

1.	Description of Business and Summary of Accounting Principles (Continued)

Accounting for Derivative Instruments

The Company accounts for derivative instruments under the Financial Accounting Standards Board (“FASB”) authoritative guidance, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged.  Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).  At November 30, 2011 and 2010, the Company did not have any derivative instruments that were designated as hedges.

Stock Based Compensation

The Company issues stock and stock options to its employees, outside directors and consultants pursuant to stockholder approved and non-approved stock option programs.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. For the years ended November 30, 2011 and 2010, the Company recorded approximately $145,000 and $120,000 in employee stock-based compensation expense and approximately $46,000 and $359,000 in consultant compensation expense, which is included in selling, general and administrative expenses.  As of November 30, 2011 and 2010, there was approximately $117,000 and $150,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a period of up to three years.

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 100,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (an “Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2011 and 2010, 56,153 and -0- option shares, respectively remain unissued.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

1.	Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 200,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2011 and 2010, 67,000 and -0- option shares, respectively remain unissued.

The Company’s 2007 Contingent Stock Option Plan (the “Contingent Plan”) provides for the grant of up to 789,351 contingent stock options.  Under the Contingent Plan, contingent stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2011 and 2010, all options have been granted under this plan. The options expire on November 19, 2012.  These options vest when the Company has generated, for three consecutive months, positive cash flow from operations before interest, taxes, depreciation and amortization expense. The Company has determined that the performance condition is not probable of achievement, and accordingly, no compensation cost has been recognized during the years ended November 30, 2011 and 2010. The Company will reassess at each reporting date whether achievement of the performance condition is probable and would begin recognizing compensation cost if and when achievement of the performance condition becomes probable.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 500,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2011 and 2010, approximately 21,000 and 6,000 option shares remain unissued and are available for future issuance.

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the grant of up to 20,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2011 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2011, approximately 5,900,000 option shares remain unissued.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

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

The fair value of each stock option grant in fiscal 2011 and 2010 to consultants was based upon the fair value of services rendered to the Company.  In fiscal 2011, the fair value of stock options granted to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: annual dividends of $-0-, expected volatility of 270%, risk-free interest rate of 1%, and expected life of up to five years, depending on the individual grant.  The weighted-average fair value of all stock options granted in 2011 and 2010 was $.02 and $.63.  No stock options were granted to employees in fiscal 2010.

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

With the above valuation methods, the total value of stock options granted in 2011 and 2010 was approximately $177,000 and $14,000, respectively, which are amortized ratably over the related vesting periods, which ranged from immediate vesting to five years.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

1.	Description of Business and Summary of Accounting Principles (Continued)

Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," ("ASU 2011-08") which simplifies how entities test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe that the adoption of ASU 2011-08 will have a material impact on the Company's consolidated results of operation and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operation and financial condition.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and as of November 30, 2011 has negative working capital of $18,804,865 and a stockholders’ equity deficiency of $18,075,270.  In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

2.
Continuing to develop new uses and distribution channels for its voice-over-IP enabled voice service. The Company’s mobile VoIP application allows for low-cost calling to the United States, Canada and Puerto Rico.  To increase sales and the addressable market for its VoIP application, the Company plans to add low-cost international calling to its Android application, including a prepaid calling plan for unlimited calling to more than 60 countries.

3.
Continue to list new products on the Android Market to obtain new subscribers.  The Company lists its Android VoIP application on the Android Market to obtain new subscribers.  In February 2012, new Android activations are reported to be more than 850,000 devices each day.  In order to capitalize on the rapid growth of Android devices, the Company is planning a video application that will allow users of Android devices to make video calls to other users of the Company’s video application.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

2.	Going Concern Matters and Realization of Assets (Continued)

4.	Leverage the production and marketing know-how of G3 Connect, LLC. G3 Connect, LLC has helped to fund our operating losses since October 2011 and plans to continue to provide us with cash infusions until July 2012. It also plans to manufacture and sell new Android devices that would utilize our VoIP service. Furthermore, it is marketing a videophone, which runs on our network, to domestic corporations and overseas entities. We plan to continue to utilize the manufacturing, marketing and sales experience of G3 Connect, LLC and to cooperate with their product development team.

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

3.	Long-Term Debt and Capital Lease Obligations

The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2011 and 2010:

Principal lender:	2011	2010	Interest Rate

Note dated November 30, 2005	$2,080,349	$2,261,281	5.25%
Note dated May 31, 2006	1,510,673	1,642,059	5.25%
Note dated September 28, 2007	4,960,260	5,153,932	9.75%
Note dated May 28, 2008	2,332,294	2,230,658	20.00%
Note dated October 29, 2008	1,425,045	1,414,968	15.00%
Note date February 15, 2009	812,531	792,064	20.00%
Note dated October 6, 2009	7,835	11,634	5.25%
Note dated November, 2009	48,600	52,849	5.25%

Total principal lender debt	13,177,587	13,559,445

Short-term borrowings	1,203,274	487,676	0.00% - 24.00%
Capital lease obligations	32,100	83,457	12.00% - 17.00%
Total short-term debt	14,412,961	14,130,578
Long-Term Debt	314,355	-
Total Debt	$14,727,316	$14,130,578

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

3.	Long-Term Debt and Capital Lease Obligations (Continued)

Debt with Principal Lender

As of November 30, 2011 and 2010, the Company owed its principal lender (“Lender”) $13,177,587 and $13,559,445, respectively.  All of such debt became due by its terms on September 30, 2010.  The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with the Lender. The Lender has not issued a default notice.  As a result of the transaction described below, the Lender has agreed that it cannot attempt to collect the debt, pledge the debt to others, or foreclose on the debt so long as payments as described below are made to the Lender.

Subsequent to our year ended November 30, 2011, on February 3, 2012, the Lender entered into a contract to sell such debt to JDM Group, LLC. (“JDM”).  JDM agreed to pay the Lender in installments over time, $1,500,000 to acquire all of the debt from the Lender.  The first installment of $600,000 was due on February 15, 2012, and the balance of $900,000 is payable on the 30th day of each month in installments of $100,000 beginning on March 30, 2012. JDM also entered into an agreement with the Company which requires the Company to pay JDM $1,700,000, without interest, in August 2013 to repay such debt to JDM.  The debt to JDM is convertible by JDM into shares of the Company’s common stock at a conversion rate equal to a 10% discount to the volume weighted average trading price of the Company’s common stock for the three trading days prior to such conversion. The conversion price is subject to a minimum conversion price of $.02 per share.

When the first payment of $600,000 by JDM was due to the Lender in February 2012, JDM sold the required installment payment of $600,000 of such debt to other parties in exchange for cash which was then paid to the Lender.  The Company then issued 15,833,713 shares of common stock to settle $350,000 of such debt with the other parties, and the Company issued two new convertible notes aggregating $300,000  to such  other parties.  As a result of the first $600,000 payment to the Lender, the liability to the Lender was reduced by $5,580,000.  The Company also has the option, in the event that JDM is unable to make future payments, to make JDM’s scheduled payments itself to the Lender in satisfaction of the debt.  The agreements between JDM, the Company and the Lender provide that, after the initial payment to the Lender of $600,000, for every $100,000 paid to the lender, the outstanding principal amount owing to the Lender shall be reduced by $930,000.  There can be no assurance that either JDM or the Company will be able to make the remaining payments to the Lender.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

3.	Long-Term Debt and Capital Lease Obligations (Continued)

Short-Term Borrowings and Capital Lease Obligations

The Company is in default on its capital lease obligation and has recorded the obligation as a current obligation of $32,100 as of November 30, 2011.  Short-term borrowings include demand notes from the Company’s Chief Executive Officer of $477,730 and $459,339, at November 30, 2011 and 2010, respectively at annual interest rates of ranging from 12% and 24%.  Short-term borrowings at November 30, 2011 also include three demand notes, at a zero percent interest rate, totaling $144,276, one demand note totaling $349,070 at an annual interest rate of 12% and 5 convertible notes (the “Convertible Notes”) totaling $232,198.

The Convertible Notes consist of two notes that we issued in exchange for cash payments to our Company aggregating $105,000, and three notes that which we issued in the aggregate total of $329,610, in exchange for existing notes payable, including notes payable to our Chief Executive Officer of $54,610.  Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 10% to 50%.  For a limited period of time before a conversion notice is submitted, the Company has the ability to pre-pay some or all of the Convertible Notes at a 15% to 30% premium to the principal amount that is retired.

The conversion features embedded in the Convertible Notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In four of the five Convertible Notes, the conversion option was accounted for as a derivative liability, in accordance with authorative accounting guidance.  The derivatives associated with the Convertible Notes were recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  One of the five Convertible Notes is convertible into common stock at a fixed price and the conversion option is not a derivative liability.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

3.	Long-Term Debt and Capital Lease Obligations (Continued)

The derivative liability for the Convertible Notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 270%.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which were recorded as other income or expense in our consolidated statement of operations and comprehensive loss.  As of November 30, 2011 and 2010, the fair value of such derivative totaled $274,908 and $70,519.  During the years ended November 30, 2011 and 2010, we recognized income and a (loss) on the change in fair value of the derivatives of $101,474 and $(28,419), respectively.

Troubled Debt Restructuring

On November 23, 2011, the Company entered into an agreement with an unsecured lender under which the Company assigned a total of six unsecured convertible notes (the “Notes”) with a carrying value of $292,148 and a face value of $400,004 to a new unsecured third-party lender.  The Notes had a stated 6% interest rate and were due at various dates during 2012.  Such notes also contained embedded beneficial conversion features for an undeterminable number of shares, which was bifurcated and accounted for as a derivative liability calculated using the Black Scholes method described above and was valued at $497,667 on November 23, 2011.

Upon such assignment, the Company and the new lender restructured the terms of the outstanding notes, creating one new convertible note (the “New Note”) with a face value of $400,004, an interest rate of 6% and a three-year term stating that all principal and accrued interest shall be due on November 23, 2014.  Additionally, the New Note contained a conversion feature allowing the new lender to convert any outstanding principal balance in to shares of the Company’s common stock at a rate of $0.006 per share.

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60.  As the total future cash payments of the New Note are greater than the carrying value, no adjustment has been made to the carrying value of the debt.  The New Note will bear interest under its new effective interest rate of 16.412% representing the rate that equates the present value of the total future cash payments to the carrying value of the debt.   Additionally, as the Company no longer has a derivative liability associated with the Notes as the beneficial conversion feature associated with the New Note is for a fixed and determinable number of shares, the Company extinguished the remaining derivative liability and recorded a gain on extinguishment of liabilities of $497,667.

Other Long-Term Debt

In August 2011, the Company entered into an agreement with the Federal Communications Commission to convert its existing Universal Service Fund liability of $61,366 into a two year promissory note requiring monthly payments of $2,910 including interest at 12.75% through August 2013. The balance outstanding as of November 30, 2011 was $52,188.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

4.	Fair Value Measurements

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value where it is practicable to do so for financial instruments not recorded at fair value (disclosures required by the Fair Value Measurements Topic of the FASB Accounting Standards Codification).

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

4.	Fair Value Measurements (Continued)

Cash and cash equivalents, accounts receivable, and accounts payable

In general, carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt

At November 30, 2011 and 2010, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of November 30, 2011 and 2010.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2011

Derivative liability	$274,908	-	$274,908	-

November 30, 2010

Derivative liabilities	$70,519	-	$70,519	-

The Company has no instruments with significant off balance sheet risk.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

5.	Income Taxes

At November 30, 2011, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $34,000,000 expiring in the years of 2012 through 2031.  Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2011 and 2010 were as follows:

	2011	2010

Deferred tax assets, net:
Net operating loss carryforwards	$12,420,000	$11,550,000
Allowance for doubtful accounts	20,000	50,000
Stock based compensation	120,000	300,000
Accrued pension	550,000	470,000
Property, plant and equipment	-	60,000
Interest	1,280,000	810,000
Other	110,000	220,000
	14,500,000	13,460,000
Valuation allowance	14,500,000	13,460,000

Net deferred assets	$-	$-

The valuation allowance increased to $14,500,000 at November 30, 2011 from $13,460,000 at November 30, 2010.

The following is a reconciliation of the tax provisions for the years ended November 30, 2011 and 2010 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2011	2010

Statutory Federal income tax rate	(34.0)%	(34.0)%

Loss generating no tax benefit	34.0	34.0

	-	-

The Company did not have any material unrecognized tax benefits as of November 30, 2011 and 2010. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2011 and 2010. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2008 through 2011.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

6.	Pension Plans

Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of $1,614,000. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at November 30, 2011 is $1,730,727, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2011.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  Pension expense amounted to $248,312 and $128,379 for the years ended November 30, 2011 and 2010.

Obligations and Funded Status at November 30, 2010.

Pension Benefits	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$(1,345,612)
Interest cost	(69,398)
Actuarial gain (loss)	585
Benefits paid	45,030

Benefits obligation at end of year	$(1,369,395)

Change in plan assets:
Fair value of plan assets at beginning of year	$78,727
Actual return on plan assets	(44,535)
Employer contribution	10,838
Benefits paid	(45,030)

Fair value of plan assets at end of year	$-

Funded status	$(1,369,395)
Net amount recognized	$(1,369,395)

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

6.	Pension Plans (Continued)

Amounts recognized in the statement of financial position consist of:

2010

Accrued benefit cost	$(1,369,395)
Net amount recognized	$(1,369,395)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $1,369,395 at November 30, 2010.

Information required for a pension plan with an accumulated benefit obligation in excess of plan assets:

2010

Projected benefit obligation	$(1,369,395)
Accumulated benefit obligation	(1,369,395)
Fair value of plan assets	-

Components of net periodic benefit cost:

2010

Interest cost	$69,398
Expected return on plan assets	(4,864)
Amortization of net loss	51,905

Net periodic benefit cost	$116,439

Assumptions
Weighted-average assumptions used to determine net periodic benefit cost as of November 30:
2010

Discount rate	5.10%
Expected long-term return on plan assets	N/A

Defined Contribution Plan

The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions.  There were no contributions made for the years ended November 30, 2011 and 2010.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

7	Commitments and Contingencies

Operating Leases

The Company leases facilities under operating lease agreements that can be canceled with 90-day advance notice.

Rent expense was approximately $15,000 and $43,000 in fiscal 2011 and 2010, respectively.

Capital Lease Obligations

The Company has one obligation under a capital lease that has been recorded in the accompanying financial statements.  The lease is in default and is recorded on the books of an inactive subsidiary of the Company (see Note 3).  The Company does not utilize any equipment associated with such lease.

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

8	Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with rights and privileges to be determined by the Board of Directors.  The Company is authorized to issue up to 250,000,000 shares of its common stock, par value $0.001.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

8	Stockholders’ Equity (Continued)

On October 20, 2011, the Board authorized a series C of the Company’s previously authorized preferred stock and designated a par value per share of $0.001 (the “Series C Preferred”).  The number of shares of Series C Preferred was set at 51 shares, with no dividend rights and no liquidation rights.  The shares were issued to the Company’s  Chief Executive and Information Officers. Unless otherwise voted on by the disinterested members of the Board, the Company shall redeem all shares of Series C Preferred, in cash, for the aggregate amount of $1.00 on November 21, 2013.  All shares of Series C Preferred rank senior to the Company’s (i) common stock, par value $0.001,  (ii) Series A Convertible Preferred Stock, par value $.001 per share, (iii) Series B Convertible Preferred Stock, par value $.001 per share, and any other class or series of capital stock of the Company creates, except for stock created (a) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series C Preferred (the “Pari Passu Shares”) and (b) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series C Preferred (the “Senior Shares”), in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

Each one (1) share of the Series C Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series C Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or by-laws.

So long as any shares of Series C Preferred are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series C Preferred, (i) alter or change the rights, preferences or privileges of the Series C Preferred so as to affect adversely the holders of Series C Preferred or (ii) create Pari Passu Shares or Senior Shares.

On October 20, 2011, the Board approved a change in the authorized shares to 250,000,000 and a change in the par value of the common stock to $0.001 (together, the “Actions”).  On November 28, 2011, the Series C Preferred shareholders, representing 51% of the voting equity of the Company, approved each of the Actions by written consent in lieu of a meeting.  A certificate of amendment to the Company’s certificate of incorporation, reflecting such Actions, was filed with the State of New York Department of State on January 23, 2012.

The financial statements as of and for the year ended November 30, 2010 have been retroactively adjusted to give effect to the change in par value of the Company’s common stock.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

8	Stockholders’ Equity (Continued)

The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding December 1, 2009	1,334,151	$1.60 - $5.80	$2.50

Granted during year ended November 30, 2010	956,147	$.10 - $5.80	$.63

Exercised/canceled during year ended November 30, 2010	(1,070,104)	$.10 - $.36	$.23

Outstanding November 30, 2010	1,220,194	$.10 - $3.30	$2.09

Granted during year ended November 30, 2011	14,100,000	$.01 - $.10	$.02

Exercised/canceled during year ended November 30, 2010	(165,000)	$.10 - $1.00	$1.00

Outstanding November 30, 2011	15,155,194	$.01 – 3.30	$.17

Options exercisable, November 30, 2011	353,233	$.10 – 3.30	$1.53

The following table summarizes information about the options outstanding at November 30, 2011 and 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining ContractualLife (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
As of November 30, 2011 $0.01 - $3.30	15,155,194	4.92	$0.17	353,233	$1.53

As of November 30, 2010 $0.10 - $3.30	1,220,194	2.10	$2.09	424,533	$1.61

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 40,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 10,000.  No shares were awarded during fiscal 2011 and 2010.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

8.	Stockholders’ Equity (Continued)

In fiscal 2010, the Company issued 25,000 shares of common stock in a private placement to an accredited investor at $1.00 a share and incurred a finder’s fee payable of $2,500 plus a four-year warrant to purchase 2,500 shares of our common stock at $1.20 per share.

In fiscal 2010, the Company issued 21,700 shares of common stock in a private placement to an accredited investor at $1.00 a share plus a two-year warrant to purchase 43,400 shares of our common stock at $1.00 per share.

In fiscal 2010, the Company issued an aggregate of 582,014 shares of common stock to five employees who elected to accept stock in lieu of cash compensation of $132,014

In fiscal 2010, the Company issued 109,500 shares of common stock in conjunction with the exercise of stock options, at a price of $1.00 per shares for aggregate proceeds of $109,500.

In fiscal 2010 the Company issued 693,009 shares of common stock for services rendered to independent contractors is exchange for services valued at $372,409.

In fiscal 2010, the Company issued 685,761 shares of common stock with a fair market value of $138,474 to settle accounts payable of $49,822, resulting in a loss of $88,652, which is included in the other income (expense) caption on the consolidated statemnet of loss.

In fiscal 2010, the company issued 1,025,000 shares of common stock and ten-year warrants to purchase 160,000 shares at $1.00 and 1,890,000 shares at $0.10 in private placements to its chief financial officer at an aggregate price of $189,000.

In December 2010, the Company issued 75,000 shares of common stock, at a price of $0.10 per share, in conjunction with the exercise of stock options granted under our equity incentive plans.

During the first quarter of fiscal 2011, the Company issued stock and warrants to purchase stock in conjunction with a private placement of securities.  In December 2010, we issued 200,000 shares of common stock and a warrant to purchase 400,000 shares of common stock at a price of $0.10 per share, to an employee for an aggregate purchase price of $20,000.

In fiscal 2011, the Company issued 1,900,000 shares of common stock and warrants to purchase 800,000 shares of common stock at a price of $0.10 per share, to our chief executive officer for an aggregate purchase price of $190,000.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

8.	Stockholders’ Equity (Continued)

As discussed in Note 3, the Company entered into various transactions during the years ended November 31, 2011 and 2010 where it issued convertible notes to third-parties in exchange for existing notes payable with various lenders.  Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock.  To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a free standing derivative. As a result of such conversions, during the course of fiscal 2011 a total of $1,313,480 of outstanding debt principal was converted into 86,688,055 shares of the Company’s common stock with a value of $2,150,802 at the time of conversion.  During 2010, a total of $29,000 of outstanding debt principal was converted into 880,785 shares of the Company’s common stock with a value of $58,050 at the time of conversion.

Additionally, during fiscal 2011, one debt holder settled outstanding debt principal of $148,522 for 594,088 shares of the Company’s common stock, which was valued at $41,586 at the time of conversion, resulting in a gain on the settlement of liabilities of $106,929.

In fiscal 2011, the Company issued 3,161,000 shares of common stock, valued at $43,750, in exchange for services rendered by independent contractors.

Subsequent to the end of the fiscal year, the Company issued 2,650,000 shares of common stock for proceeds of $47,313 in conjunction with a private placement of securities.

From December 1, 2011, through March 14, 2012, the Company issued 34,962,221 shares of stock to settle debts of $676,063.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

9.	Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2011	2010

Net loss	$(4,449,884)	$(3,407,214)

Weighted average common shares outstanding	43,965,736	3,410,748

Effect of dilutive securities, stock options and preferred stock	-	-

Weighted average dilutive common shares outstanding	43,965,736	3,410,748

Loss per common share – basic	$(0.10)	$(1.00)

Loss per common share – diluted	$(0.10)	$(1.00)

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

10.	Risks and Uncertainties

The Company has created a proprietary IP telephony network and has transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of the business is currently dependent upon the success of the IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

●	The availability of additional funds to successfully pursue our business plan;
●	The cooperation of our lender who has not demanded repayment of our debt that was due in October 2010;
●	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
●	The cooperation of industry service partners that have signed agreements with us;
●
The impact of changes the Federal Communications Commission or State Public Service Commissions may make to existing telecommunication laws and regulations, including laws dealing with Internet telephony;

●	The ability to comply with provisions of our financing agreements;
●	The highly competitive nature of our industry;
●	The acceptance of telephone calls over the Internet by mainstream consumers;
●	Our ability to retain key personnel;
●	Our ability to maintain adequate customer care and manage our churn rate;
●	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
●	The impact of adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes, fees and penalties;
●	Our ability to manage rapid growth while maintaining adequate controls and procedures;
●	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
●	The decrease in telecommunications prices to consumers;
●	General economic conditions.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

11.	Accounts Payable and Accrued Expenses

	2011	2010

Trade payables	$996,151	$1,077,641
Payable from sale of subsidiaries	796,499	796,499
Customer deposits	135,912	155,101
Due to investor	100,000	-
Other, individually less than 5% of current liabilities	521,611	486,528

	$2,550,173	$2,515,769

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At November 30, 2011 and 2010, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries.  If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

In the fourth quarter of fiscal 2011, the Company received $100,000 from an investor pursuant to a stock subscription agreement whereby the Company is required to either issue 5,000,000 shares to the investor or refund to the investor the amount received. As of March 14, 2012, the Company had not issued the shares to the investor or refunded the amount.

12.	Related Party Transactions

The Company paid fees to a software consulting firm (“Consultant”) of $192,000 and $252,000 in fiscal 2011 and 2010, respectively.  All such work performed by the Consultant is the property of the Company.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.  The Company officer received fees from the Consultant of $0 and $55,000 in fiscal 2011 and 2010, respectively.

At November 30, 2011 and 2010, total unpaid salary owed to the Company’s chief executive officer was $244,450 and $306,339, which was converted into unsecured short-term loans bearing interest at 12%.  Accrued interest on such loans was $19,840 and $31,575 as of November 30, 2011 and 2010.

Additionally, from December 1, 2009 to November 30, 2010, the Company’s chief executive officer provided funding to the Company in the amount of $342,000.  Of such amount, $188,000 was converted into common stock and $153,000 was provided as unsecured short-term loans bearing interest at 24%.  Accrued interest on such loans was $26,483 as of November 30, 2010. During the fiscal year ended November 30, 2011, the Company’s chief executive officer provided an additional $417,280 in funding to the Company. Of the opening balance of $153,000 and the $417,280 provided in fiscal 2011, $337,000 was converted to common stock or sold to a non-affiliated investor, leaving an unsecured short-term loan balance of $233,280. Accrued interest on such loans was $29,953 as of November 30, 2011.

The Company also owes its chief executive officer $109,222 and $117,764 for unreimbursed business expenses, which are included in the Company’s accounts payable balance as of November 30, 2011 and 2010.