Form 10-Q
period 2012-02-29
PERVASIP CORP
filed 2012-04-24
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Non-Accelerated Filer	☐

Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of April 23, 2012, the Company had 148,418,713 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	Feb. 29, 2012	Nov. 30, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,409	$9,608
Accounts receivable, net	97,356	109,682
Prepaid expenses and other current assets	30,882	44,613
Total current assets	131,647	163,903

Other assets	37,701	43,950
Total assets	$169,348	$207,853

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$9,258,403	$14,412,961
Accounts payable and accrued expenses	2,652,124	2,550,172
Due to Pension Benefit Guaranty Corporation	1,752,332	1,730,727
Derivative liabilities	362,148	274,908
Total current liabilities	14,025,007	18,968,768

Mandatorily redeemable preferred stock	-	-
Long-term debt less current portion	469,289	314,355
Total liabilities	14,494,296	19,283,123

Stockholders’ equity deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 51 shares issued and outstanding in 2012 and 2011	-	-
Common stock, $.001 par value; 250,000,000 shares authorized, 135,100,827 and 99,489,749 shares issued and outstanding in 2012 and 2011	135,101	99,490
Capital in excess of par value	37,132,370	35,623,697
Deficit	(51,593,932)	(54,800,689)
Accumulated other comprehensive income	1,513	2,232

Total stockholders’ equity deficiency	(14,324,948)	(19,075,270)
Total liabilities and stockholders’ equity deficiency	$169,348	$207,853

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	Feb. 29, 2012	Feb 28, 2011

Revenues	$275,497	$319,671

Costs and expenses:
Costs of services	124,888	197,405
Financing charges	260,804	-
Selling, general and administrative	472,887	436,113
Total costs and expenses	858,579	633,518

Loss from operations	(583,082)	(313,847)

Other income (expense):
Interest expense	(1,079,466)	(482,161)
Gain on troubled debt restructuring	4,779,634	-
Mark to market adjustment of derivative liabilities	89,671	7,520
Total other income (expense)	3,789,839	(474,641)

Net income (loss)	3,206,757	(788,488)

Other comprehensive income (loss)	(719)	520

Comprehensive income (loss)	$3,206,038	$(787,968)

Basic earnings (loss) per share	$0.03	$(0.08)
Diluted earnings (loss) per share	$0.02	$(0.08)

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Feb. 29, 2012	Feb 28, 2011

Net cash used in operating activities:	$(306,558)	$(154,832)
Cash flows from financing activities:
Repayment of long-term debt	(7,142)	(1,048)
Proceeds from short-term borrowing	12,500	58,000
Proceeds from exercise of options	-	7,500
Proceeds from stock subscription	255,188	-
Proceeds from issuance of stock	39,813	85,000
Net cash provided by financing activities	300,359	149,452

Decrease in cash and cash equivalents	(6,199)	(5,380)
Cash and cash equivalents at beginning of period	9,608	31,653
Cash and cash equivalents at the end of period	$3,409	$26,273

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 29, 2012, are not necessarily indicative of the results that may be expected for the year ended November 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and as of February 29, 2012, the Company has negative working capital of $13,893,360 and a stockholders’ equity deficiency of $14,324,948.  In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

1.
Seeking to raise $150,000 in debt or equity in the near term, and additional equity later in the year.  With additional cash available to the Company, we can cover monthly cash losses and allocate funds toward marketing its products to achieve additional sales and consequently cut monthly operating losses.

2.
Continuing to develop new uses and distribution channels for our voice-over-IP enabled voice service. Our mobile VoIP application allows for low-cost calling to the United States, Canada and Puerto Rico.  To increase sales and the addressable market for our VoIP application, we have recently added a prepaid calling plan for unlimited calling to more than 60 countries using our mobile VoIP application for Android devices.

3.
Continue to list new products on the Android Market to obtain new subscribers.  We list our Android VoIP application on the Android Market to obtain new subscribers.  In February 2012, activations of new Android devices are reported to be more than 850,000 each day.  In order to capitalize on the rapid growth of Android devices, we are planning a video application that will allow users of Android devices to make video calls to other users of our video application.

4.
Leverage the production and marketing know-how of G3 Connect, LLC (“G3”).  G3 has helped to fund our operating losses since October 2011 and plans to continue to provide us with cash infusions until July 2012.  It also plans to manufacture and sell new Android devices that would utilize our VoIP service.  Furthermore, it is marketing a videophone, which runs on our network, to domestic corporations and overseas entities.  We plan to continue to utilize the manufacturing, marketing and sales experience of G3 and to cooperate with their product development team.

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

Note 3 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We do not believe that the adoption of ASU 2011-04 will have a material impact on our consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not believe that the adoption of ASU 2011-05 will have a material impact on our consolidated results of operation and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe that the adoption of ASU 2011-12 will have a material impact on our consolidated results of operation and financial condition.

Note 4 – Major Customers

During the three-month periods ended February 29, 2012 and February 28, 2011, one customer accounted for approximately 23% and 27% of our revenues, respectively.  At February 29, 2012 and November 30, 2011, monies owed to us from our major customer accounted for 12% of our total accounts receivable balances.

Note 5 – Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options, warrants and convertible debt agreements.

	Three Months Ended	Three Months Ended
	Feb. 29, 2012	Feb. 28, 2011

Net income (loss) - numerator basic	$3,206,757	$(788,488)
Interest expense attributable to convertible notes, net	427,759	-
Net income (loss) plus interest expense attributable to convertible notes, net - numerator diluted	$3,634,516	$(788,488)
Weighted average common shares outstanding - denominator basic	113,645,062	10,234,574
Effect of dilutive securities	103,819,259	-
Weighted average dilutive common shares outstanding - denominator diluted	217,464,321	10,234,574

Earnings (loss) per common share – basic	$0.03	$(0.08)

Earnings (loss) per common share – diluted	$0.02	$(0.08)

Approximately 14,286,000 and 4,627,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt that were excluded from the calculation of net income (loss) per share for the three-month periods ended February 29, 2012 and February 28, 2011, respectively, because the effect would be anti-dilutive.

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

Note 7 – Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock (see Note 13).  For the three-month periods ended February 29, 2012 and February 28, 2011, we recorded approximately $52,000 and $24,000, respectively, in stock-based compensation expense.  As of February 29, 2012, there was approximately $131,000 of unrecognized employee stock-compensation expense for previously granted unvested options that will be recognized over a three-year period.

Note 8 – Accounts Payable and Accrued Expenses

When we sold certain subsidiaries in December 2006, we agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At February 29, 2012 and November 30, 2011, we have recorded a payable of $796,499 in conjunction with the sale of the subsidiaries.  If claims are reduced or eliminated by the subsidiaries, and the purchaser provides us with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on our the books.

At February 29, 2012 and November 30, 2011, we owed an investor $355,000 and $100,000, respectively, pursuant to a series of stock subscription agreements, whereby we are required to either issue shares of restricted common stock to the investor at a price of $0.02 per share or refund to the investor the amount received.  As of April 23, 2012, we had not issued the shares to the investor or refunded the amount.  The investor has also advanced to us additional cash of  $230,000 during the period March 1, 2012 to April 23, 2012.

Note 9 – Defined Benefit Plan

On July 27, 2011, pursuant to an agreement between the Pension Benefit Guaranty Corporation (“PBGC”) and the Company, the Company’s defined benefit pension plan (the “Plan”) was terminated with a termination date of September 30, 2010, and the PBGC was appointed trustee of the Plan.  PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the plan of $1,614,000.  The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at February 29, 2012 and November 30, 2011 was $1,752,332 and $1,730,727, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2012 or 2011. The Plan covers approximately 40 former employees.

Note 10 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of February 29, 2012 and November 30, 2011:

Principal lender:	Feb. 29, 2012	Nov. 30, 2011	Interest Rate

Note dated November 30, 2005	$1,263,070	$2,080,349	5.25%
Note dated May 31, 2006	916,997	1,510,673	5.25%
Note dated September 28, 2007	3,038,242	4,960,260	9.75%
Note dated May 28, 2008	1,460,208	2,332,294	20.00%
Note dated October 29, 2008	903,520	1,425,045	15.00%
Note date February 15, 2009	510,690	812,531	20.00%
Note dated October 6, 2009	4,813	7,835	5.25%
Note dated November, 2009	29,505	48,600	5.25%

Total principal lender debt	8,127,045	13,177,587

Short-term borrowings	1,099,258	1,203,274	0.00% - 24.00%
Capital lease obligations	32,100	32,100	12.00% - 17.00%

Total short-term debt	9,258,403	14,412,961
Long-term debt	469,289	314,355
Total	$9,727,692	$14,727,316

Debt with Principal Lender

As of February 29, 2012 and November 30, 2011 we owed our principal lender (“Lender”) $8,127,045 and $13,177,587, respectively.  All of such debt became due by its terms on September 30, 2010.  We have not made payments of principal or interest when due, and we are not in compliance with our agreements with the Lender. The Lender has not issued a default notice.  As a result of the transaction described below, the Lender has agreed that it cannot attempt to collect the debt, pledge the debt to others, or foreclose on the debt so long as payments as described below are made to the Lender.

On February 3, 2012, the Lender entered into a contract to sell such debt to JDM Group, LLC. (“JDM”).  JDM agreed to pay the Lender in installments over time, $1,500,000 to acquire all of the debt from the Lender.  The first installment of $600,000 was due on February 15, 2012, and the balance of $900,000 is payable on the 30th day of each month in installments of $100,000 beginning on March 30, 2012. So long as JDM is making the required monthly payments of $100,000, our Lender is not charging us any interest on the debt we owe, beginning on February 1, 2012. JDM also entered into an agreement with us which requires us to pay JDM $1,700,000, without interest, in August 2013 to repay such debt to JDM.  The debt to JDM is convertible by JDM into shares of our common stock at a conversion rate equal to a 10% discount to the volume weighted average trading price of our common stock for the three trading days prior to such conversion. The conversion price is subject to a minimum conversion price of $.02 per share.

When the first payment of $600,000 by JDM was due to the lender in February 2012, JDM sold the required installment payment of $600,000 of such debt to other parties in exchange for cash, which was then paid to the Lender.  We then issued 15,833,713 shares of common stock to settle $350,000 of such debt with the other parties, and we issued two new convertible notes aggregating $300,000 to such other parties.  As a result of the first $600,000 payment to the Lender, the liability to the Lender was reduced by approximately $5,580,000.  We also have the option, in the event that JDM is unable to make future payments, to make JDM’s scheduled payments itself to the Lender in satisfaction of the debt.  The agreements between JDM, the Company and the Lender provide that, after the initial payment to the Lender of $600,000, for every $100,000 paid to the lender, the outstanding principal amount owing the Lender shall be reduced by approximately $930,000.

As the Company is experiencing financial difficulties and JDM has granted us a concession by extending the term of the debt and reducing the amount of debt we are required to pay, we accounted for such transaction as a troubled debt restructuring under ASC 470-60.  As the total future cash payments to JDM are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the quarter ended February 29, 2012 and a gain from troubled debt restructuring was recognized of $4,779,634.  The debt payable to JDM at February 29, 2012 amounts to $150,000 and it carries a zero percent interest rate.

We made the $100,000 payment due to the Lender on March 30, 2012 on behalf of JDM, and JDM signed over to us a $930,000 debt reduction that was assigned to JDM by our Lender.  The remaining amount due to the Lender under the agreement with JDM is $800,000, as of April 18, 2012.  There can be no assurance that either JDM or the Company will be able to make the remaining payments, of $100,000 a month for eight consecutive months, to the Lender.

In connection with the financings with our Lender, we agreed, so long as 25% of the principal amount of the financings is outstanding, to certain restrictive covenants, including, among others, that we will not declare or pay any dividends; redeem any of our preferred stock or other equity interests; dissolve, liquidate or merge with any other party unless, in the case of a merger, we are the surviving entity; materially alter or change the scope of our business; incur any indebtedness except as defined in the agreement; or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to our Lender, we entered into a master security agreement that assigns and grants to the Lender a continuing security interest and first lien on all of our assets and the assets of our subsidiaries.

Short-Term Borrowings and Capital Lease Obligations

All of our capital lease obligations, totaling $32,100, are current obligations.  Short-term borrowings include demand notes from our chief executive officer of $450,679 and $459,339 at February 29, 2012 and November 30, 2011, respectively, at annual interest rates ranging from 12% to 24%.  Short-term borrowings at February 29, 2012 also include two demand notes, totaling $93,282, at a zero percent interest rate, one demand note totaling $349,070 at an annual interest rate of 12% and five convertible notes (the “Convertible Notes”) totaling $175,279, at annual interest rates ranging from 0% to 12%.

The Convertible Notes consist of two notes that we issued in exchange for cash payments to our Company aggregating $105,000, and four notes that we issued in the aggregate total of $475,200, in exchange for existing notes payable.  Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 10% to 55%.  For a limited period of time before a conversion notice is submitted, the Company has the ability to pre-pay some or all of the Convertible Notes at a 10% to 30% premium to the principal amount that is retired.

The conversion features embedded in the Convertible Notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In four of the six Convertible Notes, the conversion option was accounted for as a derivative liability, in accordance with authoritative accounting guidance.  The derivatives associated with the Convertible Notes were recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  Two of the six Convertible Notes are convertible into common stock at a fixed price and the conversion option is not a derivative liability.

The derivative liability for the Convertible Notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 250%.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which we record as other income or expense in our consolidated statement of operations and comprehensive loss.  As of February 29, 2012 and November 30, 2011, the fair value of the embedded derivative totaled $362,148 and $274,908, respectively.  During the three-month periods ended February 29, 2012 and February 28, 2011, we recognized a gain on the change in fair value of the derivatives of approximately $90,000 and $8,000, respectively.

Long-term Debt

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

Upon such assignment, the Company and the new lender restructured the terms of the outstanding notes, creating one new convertible note (the “New Note”) with a face value of $400,004, an interest rate of 6% and a three-year term stating that all principal and accrued interest shall be due on November 23, 2014.  Additionally, the New Note contained a beneficial conversion feature allowing the new lender to convert any outstanding principal balance in to shares of the Company’s common stock at a rate of $0.006 per share.

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60.  As the total future cash payments of the New Note are greater than the carrying value, no adjustment was made to the carrying value of the debt.  The New Note bears interest under its new effective interest rate of 16.412% representing the rate that equates the present value of the total future cash payments to the carrying value of the debt.  At February 29, 2012, the New Note is recorded as long-term debt at a carrying value of $305,190.

Other Long-Term Debt

In August 2011, we entered into an agreement with the Federal Communications Commission to convert its existing Universal Service Fund liability of $61,366 into a two-year promissory note requiring monthly payments of $2,910 including interest at 12.75% through August 2013. The balance outstanding as of February 29, 2012 was $45,046, of which $14,099 is recorded as long-term debt.

Note 11 – Income Taxes

At November 30, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $36,500,000 that expire in the years 2012 through 2031.  We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized.  Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Approximately $3,000,000 of the net operating loss carryforward is expected to be utilized to offset income for the three-month period ended February 29, 2012.

Note 12 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 29, 2012 and February 28, 2011, of $48,000.  One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At February 29, 2012, we owed our chief executive officer approximately $619,000 for loans he provided to the Company, unpaid salary and unpaid business expenses.  During the quarter ended February 29, 2012, we converted debt owed to our chief executive officer of $9,800 into 200,000 shares of our common stock, or $0.049 per share, and $23,000 into 1,150,000 shares of our common stock at a price of $0.02 per share.  During the quarter ended February 29, 2012, we converted debt owed to our chief information officer of $9,800 into 200,000 shares of our common stock, or $0.049 per share, and $20,000 into 200,000 shares of our common stock at a price of $0.10 per share.

Note 13 – Equity

During the first quarter of fiscal 2012, we issued 2,275,000 shares of common stock to an accredited investor for $39,813 or $0.0175 per share.  We also issued 375,000 shares in exchange for marketing service of $7,500, or $0.02 per share.

As discussed in Note 10, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders.  Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative.  As a result of such conversions, during the first quarter of fiscal 2012 a total of $641,063 of outstanding debt principal was converted into 32,961,078 shares of the Company’s common stock with a value of $1,149,913 at the time of conversion.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of February 29, 2012 and November 30, 2011.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

February 29, 2012

Derivative liability	$362,148	-	$362,148	-

November 30, 2011

Derivative liability	$274,908	-	$274,908	-

Note 15 – Post Balance Sheet Events

On March 2, 2012, we issued 2,001,143 shares of the Company’s common stock, valued at $60,034 for payment on an outstanding promissory note of $40,000.

On March 16, 2012, we issued 2,711,000 shares of the Company’s common stock in conjunction with a private placement for $47,443, or $0.0175 per share.

From March 20, 2012 to April 23, 2012, we issued 8,605,743 shares of the Company’s common stock, valued at $218,821 for payment on outstanding promissory notes of $463,600.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

We began selling our VoIP services as a landline telephone business.  Over the past two years we have leveraged our technology to offer services and applications for mobile devices, such as smart phones and tablets.  In 2011 we introduced mobile applications, under the name of VoX Mobile, that allow free calling and messaging between users who have the application, as well as low-cost calling from anywhere in the world to the United States, Canada and Puerto Rico.   In addition, calls by users of VoX Mobile to any device on the VoX Communications network are also free.  Our mobile applications work over 3G, 4G and WiFi and can be downloaded in any country.  Beginning in April 2012, we sell service plans with unlimited calling to more than 60 countries for a monthly cost of $29.95.

In 2011, we began selling video VoIP services.  Our video VoIP runs over a fixed broadband connection, and we plan to add the video technology to our mobile Android application so that users can download the video application through the Android Market and make video calls from their mobile devices over the 3G, 4G or WiFi networks, to other VoX video users.

We have managed a significant strategic shift to providing our VoIP service on mobile applications while transforming the cost structure of our core business to drive significant improvements in our gross profit percentage from 34% in fiscal 2010 to 42% in fiscal 2011 and to 55% in the first quarter of fiscal 2012.  In addition to reducing ongoing costs, we have interconnected with a new international carrier to lower international termination costs so that we can offer significant cost savings to consumers who make international calls from their mobile devices, using our mobile application.

We have made significant financial progress over the past three months, providing an improved foundation for the future.  In February and March 2012, we reduced the debt that we owe to our secured lenders by a total of approximately $5,600,000, and we signed an agreement that will allow us to pay off the remaining secured debt of $8,127,045 for eight monthly payments totaling $800,000.

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Mobile Application Services. We have a mobile application that delivers next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  In 2012, we have launched an international calling application that allows a consumer to make unlimited mobile calls to more than 60 countries for a monthly cost of $29.95.  This application can be downloaded to any Android device.  Although we initially are focusing on the Android operating system, we plan to expand this application to other mobile devices.  As of February 27, 2012, Google reported that 850,000 Android devices are activated each day and that more than 300 million mobile Android devices are roaming the world.

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

Opportunities outside of the United States.  There are many countries outside of the United States that have advanced wireless networks.  We have approached several telecom companies in Africa, and a mobile wallet company in Africa, to sell our mobile VoIP services and our videophone services.   We are pursuing arrangements where African carriers will sell to their customers a videophone that will use the VoX Communications video services.  We offer automated provisioning of videophones with web-based interfaces to allow the carriers to rapidly add new videophone subscribers.  Any non-video phones calls made over our videophone, we will route back to the carrier’s switch so that we are not taking away revenues from the African carriers, but are instead enhancing their revenues by allowing them to sell video services.  The global consumer communications market is estimated to be $200 billion annually, and we believe we can attract new subscribers in this market, especially if we are able to offer a mobile video calling application for Android users that allows mobile video calls over the 3G, 4G and WiFi networks to other video applications users and to customers who have our desktop videophone.

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

Results of Operations

For the Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Our revenue for the three-month period ended February 29, 2012 decreased by approximately $45,000, or approximately 14%, to approximately $275,000, as compared to approximately $320,000 reported for the three-month period ended February 28, 2011.  The decrease in our revenues resulted primarily from the loss of one of our larger customers.  We plan to begin advertising our international calling application for Android phones and tablets during the second quarter.  We believe we can achieve sales growth with the introduction of the international calling application, which gives a free 60-minute trial, and afterwards requires an upfront payment before the consumer is allowed to place a telephone call.

For the three-month period ended February 29, 2012, our gross profit amounted to approximately $151,000, which was an increase of approximately $29,000 from the gross profit of approximately $122,000 reported in the three-month period ended February 28, 2011.  Although we had a reduction of revenue, we were able to reduce our cost of completing calls to phone numbers that are not on our network.  Consequently, our gross margin percentage increased to 55% in the quarter ended February 29, 2012, compared to 38% reported in the three-month period ended February 28, 2011.

Selling, general and administrative expenses increased by approximately $37,000, or approximately 8%, to approximately $473,000 for the three-month period ended February 29, 2012 from approximately $436,000 reported in the same prior-year fiscal period.  The increases were primarily due to non-cash expenses associated with stock option grants and higher investor relations costs in the first quarter of fiscal 2012.

We incurred financing costs of approximately $261,000 for the three months ended February 29, 2012, as compared to $-0- for the three-months ended February 28, 2011.  The expense was related to a one-time charge by our secured lender for additional fees added to our loan balance.

Interest expense increased by approximately $597,000 to approximately $1,079,000 for the three months ended February 29, 2012, as compared to approximately $482,000 for the three months ended February 28, 2011.  The increase was attributable to debt accretion associated with convertible notes that were recorded on our books at a steep discount to their face value.

A mark-to-market adjustment for derivative liabilities resulted in other income for the three-month period ended February 29, 2012, of approximately $90,000 verses approximately $8,000 reported in the same prior-year fiscal period, which was primarily due to changes in the market value of our common stock at February 28, 2012, in comparison to the per share value when the liabilities were incurred.

We recorded a gain on troubled debt restructuring of approximately $4,780,000 for the three months ended February 29, 2012, as compared to $-0- for the three-months ended February 28, 2011.  The income in fiscal 2012 was attributable to a reduction in debt from our secured lender, in conjunction with a payment plan that we agreed to during the first quarter of fiscal 2012.

Liquidity and Capital Resources

At February 29, 2012, we had cash and cash equivalents of approximately $3,000 and negative working capital of approximately $13,893,000.

Net cash used in operating activities aggregated approximately $307,000 and $155,000 in the three-month periods ended February 29, 2012 and February 28, 2011, respectively.  Operating activities for the quarter ended February 29, 2012 included a debt reduction from our principal lender of approximately $4,780,000, which was offset by net income of $3,207,000 and non-cash interest of approximately $1,017,000.  The principal use of cash for the quarter ended February 28, 2011 was the loss of approximately $788,000, which was offset in part by an increase in accounts payable and accrued expense of approximately $105,000.

Net cash provided by financing activities aggregated approximately $300,000 and $149,000 in the three-month periods ended February 29, 2012 and February 28, 2011, respectively.  In fiscal 2012, cash provided by financing activities resulted from the proceeds from the issuance of common stock of $40,000, short-term borrowing of $12,500 and stock subscriptions of approximately $255,000.  In fiscal year 2011, cash provided by financing activities resulted from proceeds form stock issuances $85,000 and short-term borrowings.

For the three months ended February 29, 2012 and February 28, 2011, we had no capital expenditures.  We do not expect to make equipment purchases in the second quarter of fiscal 2012.  We expect that any capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network for our video-over-IP products and our ability to obtain financing.

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

Although we are not yet profitable and we are not generating cash from operations, we believe we have short-term financing available to fund our monthly cash-flow deficit from operations until July 2012, and to pay our secured lenders in accordance with a settlement agreement (the “Agreement”) signed by our secured lenders on February 3, 2012.  Under the terms of the Agreement, a third-party investor (the “Investor”) can purchase all the debt we owed to our secured lenders of approximately $13,900,000 for a total price of $1,500,000.  We have also signed an agreement with the Investor that requires us to pay the Investor $1,700,000 over an 18-month period.  At April 15, 2012, the remaining payments of $800,000 by the Investor will satisfy the entire remaining liability of approximately $8,100,000 that we owe to our secured lenders.  We anticipate that most of our payments to the Investor will be in the form of stock issuances.  Our agreement with the Investor is in the form of a convertible note, in which the Investor can convert debt into equity at a 10% discount to the defined market price of our common stock.  As of April 15, 2012, payments have been made of $700,000 to our secured lenders and we have received debt reductions of approximately $5,600,000.  The Investor has verbally indicated to us that it plans to continue to make monthly payments of $100,000 for the next eight months so that our secured lender will be paid in full by the end of our fiscal year on November 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The issuances described in this Item 2 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.  None of the foregoing transactions involved a distribution or public offering.

On December 1, 2011, we issued 1,600,000 shares of the Company’s common stock, valued at $20,000 for payment on an outstanding promissory note of $11,000.

On December 9, 2011, we issued 375,000 shares of the Company’s common stock, valued at $7,500 in conjunction with a contractual obligation for marketing services.

From December 8, 2011 to December 22, 2011, we issued 4,569,182 shares of common stock, valued at $89,132, for payment on an outstanding promissory note of $70,000.

From January 3, 2012 to January 24, 2012, we issued 9,008,183 shares of the Company’s common stock, valued at $231,210 for payment on outstanding promissory notes of $142,463.

On February 8, 2012, we issued 2,275,000 shares of the Company’s common stock in conjunction with a private placement for $39,813, or $0.0175 per share.

From February 10, 2012 to February 29, 2012, we issued 17,783,173 shares of the Company’s common stock, valued at $809,572 for payment on outstanding promissory notes of $417,600.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4.  MINE SAFETY DISCLOSERS

Not applicable.

ITEM 5.  OTHER INFORMATION.

On March 2, 2012, we issued 2,001,143 shares of the Company’s common stock, valued at $60,034 for payment on an outstanding promissory note of $40,000.

On March 16, 2012, we issued 2,711,000 shares of the Company’s common stock in conjunction with a private placement for $47,443, or $0.0175 per share.

From March 20, 2012 to April 23, 2012, we issued 8,605,743 shares of the Company’s common stock, valued at $218,821 for payment on outstanding promissory notes of $463,600.

Pursuant to a series of subscription agreements entered into by and between the Company and G3 Connect, LLC (“G3”) for the issuance of shares of the Company’s common stock to G3 at a price of $0.02 per share, G3 subscribed for an aggregate amount of $585,000, which entitled G3 to receive a total of 29,250,000 shares of our common stock.  The Company did not issue any shares to G3 and the parties have agreed that the Company may return the $585,000 purchase price in full in lieu of issuing any shares.  A copy of the form of subscription agreement is attached hereto as Exhibit 10.3.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.1	Securities Settlement Agreement dated January 13, 2012 by and between JDM Group, LLC and Pervasip Corp.*

10.2	Securities Settlement Agreement by and between Pervasip Corp. and JDM Group, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 3, 2012.)

10.3	Form of Subscription Agreement*

31.1	Certification pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)*

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

* filed herewith

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: April 23, 2012	By:	/s/ Paul H. Riss
Paul H. Riss
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)