Form 10-Q
period 2012-05-31
PERVASIP CORP
filed 2012-07-23
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

As of July 18, 2012, the Company had 166,711,292 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

Assets

Current assets:

Cash and cash equivalents

Accounts receivable, net

Prepaid expenses and other current assets

Total current assets

Other assets

Total assets

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:

Current maturities of long-term debt and capital lease obligations

Accounts payable and accrued expenses

Due to Pension Benefit Guaranty Corporation

Derivative liabilities

Total current liabilities

Mandatorily redeemable preferred stock

Long-term debt less current portion

Total liabilities

Stockholders’ equity deficiency:

Preferred stock, $.001 par value; 1,000,000 shares

authorized, 51 shares issued and outstanding in 2012 and

2011

Common stock, $.001 par value; 250,000,000 shares

authorized, 157,694,150 and 99,489,749 shares issued and

outstanding in 2012 and 2011

Capital in excess of par value

Deficit

Accumulated other comprehensive income

Total stockholders’ equity deficiency

Total liabilities and stockholders’ equity deficiency

May 31, 2012

(Unaudited)

$ 13,700

79,347

35,527

128,574

70,780

$199,354

$ 7,180,417

2,877,456

1,774,448

355,095

12,187,416

-

473,683

12,661,099

-

157,694

37,793,503

(50,415,191)

2,249

(12,461,745)

$199,354

Nov. 30, 2011 $ 9,608 109,682 44,613 163,903 43,950 $207,853 $ 14,412,961 2,550,172 1,730,727 274,908 18,968,768 - 314,355 19,283,123 - 99,490 35,623,697 (54,800,689) 2,232 (19,075,270) $207,853

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

                                                                                                           For the Six Months Ended                     For the Three Months Ended

	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Revenues	$ 519,145	$ 639,854	$ 243,648	$ 320,183

Costs and expenses:
Costs of services	252,828	394,149	127,940	196,744
Financing charges	260,804		-	-
Selling, general and administrative	936,449	930,313	463,562	494,200
Total costs and expenses	1,450,081	1,324,462	591,502	690,944

Loss from operations	(930,936)	(684,608)	(347,854)	(370,761)

Other income (expense):
Interest expense	(1,504,429)	(1,354,879)	(424,963)	(872,718)
Gain on troubled debt restructuring	6,338,601	-	1,558,967	-
Gain on settlement of liabilities	314,481	-	314,481	-
Other income	32,100	-	32,100	-
Mark to market adjustment of derivative liabilities	135,681	(123,173)	46,010	(130,692)
Total other income (expense)	5,316,434	(1,478,052)	1,526,595	(1,003,410))

Net income (loss)	4,385,498	(2,162,660)	1,178,741	(1, 374,171)

Other comprehensive income (loss)	17	396	736	(124)

Comprehensive income (loss)	$4,385,515	$(2,162,264)	$1,179,477	$(1,374,295)

Basic earnings (loss) per share	$ 0.03	$ (0.12)	$ 0.01	$ (0.06)
Diluted earnings (loss) per share	$ 0.02	$ (0.12)	$ 0.01	$ (0.06)

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

  For the Six Months Ended

	May 31, 2012	May 31, 2011

Net cash used in operating activities	$(559,393)	$(423,779)

Cash flows from financing activities:
Repayment of long-term debt	(114,515)	(2,164)
Proceeds from short-term borrowing	118,000	304,000
Proceeds from exercise of options	-	7,500
Proceeds from stock subscription	472,745	-
Proceeds from issuance of stock	87,255	210,000
Net cash provided by financing activities	563,485	519,336

Increase in cash and cash equivalents	4,092	95,557
Cash and cash equivalents at beginning of period	9,608	31,653
Cash and cash equivalents at the end of period	$13,700	$ 127,210

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2012, are not necessarily indicative of the results that may be expected for the year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and as of May 31, 2012, the Company has negative working capital of $12,058,842 and a stockholders’ equity deficiency of $12,461,745. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seeking to raise debt or equity in the near term, and additional equity later in the year. With additional cash available to the Company, we can cover monthly cash losses and allocate funds toward marketing our products to achieve additional sales and consequently cut monthly operating losses.

2.	Continue to develop new uses and distribution channels for our voice-over-IP enabled voice service. Our mobile VoIP application allows for low-cost calling to the United States, Canada and Puerto Rico. To increase sales and the addressable market for our VoIP application, we have recently added prepaid calling plans to mobile phones in several countries, such as Brazil, India, the United Kingdom and Mexico to supplement our unlimited calling to more than 60 countries. We also are working on our iOS version of our mobile VoIP app so that we can target iPhone and iPad users for our mobile VoIP services.

3.	Continue to list new products on the Android Market to obtain new subscribers. We list our Android VoIP application on the Android Market to obtain new subscribers. In June 2012, activations of new Android devices are reported to be more than one million each day. In order to capitalize on the rapid growth of Android devices, we are planning a video application that will allow users of Android devices to make video calls to other users of our video application.

4.	Leverage the production and marketing know-how of G3 Connect, LLC (“G3”). G3 has helped to fund our operating losses since October 2011. We have been informed that it plans to manufacture and sell new Android tablet devices that would utilize our VoIP service. Furthermore, it is marketing our mobile VoIP app to mobile wallet companies and retail establishments. We plan to continue to utilize the manufacturing, marketing and sales experience of G3 and to cooperate with their product development team.

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

Note 3 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011. The Company adopted this standard for the six and three-month period ended May 31, 2012.

Note 4 - Major Customers

During the six-month period ended May 31, 2012, one customer accounted for approximately 24% of our revenue, while during the three-month period ended May 31, 2012, one customer accounted for approximately 26% of our revenue.

During the six-month period ended May 31, 2011, two customers accounted for approximately 25% and 10% of our revenues, while during the three-month period ended May 31, 2011, two customers accounted for approximately 22% and 10% of our revenues, respectively.

Note 5 –Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options, warrants and convertible debt agreements.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Net income (loss) – numerator basic	$4,385,498	$(2,162,660)	$1,178,741	$ (1, 374,171)
Interest expense attributable to convertible notes, net	806,765	—	379,006	—
Net income (loss) plus interest expense attributable to convertible notes, net – numerator diluted	$5,192,263	$(2,162,660)	$1,557,747	$(1,374,171)
Weighted average common shares outstanding – denominator basic	130,497,262	17,623,472	147,166,286	24,851,742
Effect of dilutive securities	102,809,538	—	101,799,817	—
Weighted average dilutive common shares outstanding – denominator diluted	233,306,800	17,623,472	248,966,103	24,851,742

Earnings (loss) per common share – basic	$0.03	$(0.12)	$0.01	$(0.06)

Earnings (loss) per common share – diluted	$0.02	$(0.12)	$0.01	$(0.06)

Approximately 10,165,000 and 10,447,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt that were excluded from the calculation of net income (loss) per share for the six-month and three-month periods ended May 31, 2012 and May 31, 2011, respectively, because the effect would be anti-dilutive.

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

Note 7 – Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock (see Note 13). For the six-month periods ended May 31, 2012 and 2011, we recorded approximately $113,000 and $83,000, respectively, in stock-based compensation expense. For the three-month periods ended May 31, 2012 and 2011, we recorded approximately $61,000 and $41,000, respectively, in stock-based compensation expense. For the six-month periods ended May 31, 2012 and 2011, approximately $19,000 and $35,000 of the expense related to consultants. For the three-month periods ended May 31, 2012 and 2011, approximately $19,000 and $17,000 of the stock-based compensation expense related to consultants. As of May 31, 2012, there was approximately $89,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8 – Accounts Payable and Accrued Expenses

When we sold certain subsidiaries in December 2006, we agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At May 31, 2012 and November 30, 2011, we have recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides us with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on our books.

At May 31, 2012 and November 30, 2011 we owed an investor $573,000 and $100,000, respectively, pursuant to a stock subscription agreement whereby we are required to either issue shares of restricted common stock to the investor at a price of $0.02 per share or refund to the investor the amount received. As of July 16, 2012, we had not issued the shares to the investor or refunded the amount. The investor has also advanced to us additional cash of $20,000 during the period June 1, 2012 to July 16, 2012.

Note 9 – Defined Benefit Plan

On July 27, 2011, pursuant to an agreement between the Pension Benefit Guaranty Corporation (“PBGC”) and the Company, the Company’s defined benefit pension plan (the “Plan”) was terminated with a termination date of September 30, 2011, and the PBGC was appointed trustee of the Plan. PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the plan of $1,614,000. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at May 31, 2012 and November 30, 2011 was approximately $1,774,000 and $1,731,000, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2012 or 2011. The Plan covers approximately 40 former employees.

Note 10 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of May 31, 2012 and November 30, 2011:

Principal lender:	May 31, 2012	Nov. 30, 2011	Interest Rate

Note dated November 30, 2005	$986,271	$2,080,349	5.25%
Note dated May 31, 2006	716,041	1,510,673	5.25%
Note dated September 28, 2007	2,378,733	4,960,260	9.75%
Note dated May 28, 2008	1,148,253	2,332,294	20.00%
Note dated October 29, 2008	709,001	1,425,045	15.00%
Note date February 15, 2009	402,797	812,531	20.00%
Note dated October 6, 2009	3,803	7,835	5.25%
Note dated November, 2009	23,179	48,600	5.25%

Total principal lender debt	6,368,078	13,177,587

Short-term borrowings	812,339	1,203,274	0.00% - 24.00%
Capital lease obligations	-	32,100	12.00% - 17.00%

Total short-term debt	7,180,417	14,412,961
Long-term debt	473,683	314,355
Total	$7,654,100	$14,727,316

Debt with Principal Lender

As of May 31, 2012 and November 30, 2011 we owed our principal lender (“Lender”) $6,368,078 and $13,177,587, respectively. All of such debt became due by its terms on September 30, 2010. We have not made payments of principal or interest when due, and we are not in compliance with our agreements with the Lender. The Lender has not issued a default notice. As a result of the transaction described below, the Lender has agreed that it cannot attempt to collect the debt, pledge the debt to others, or foreclose on the debt so long as payments as described below are made to the Lender.

On February 3, 2012, the Lender entered into a contract to sell such debt to JDM Group, LLC (“JDM”). JDM agreed to pay the Lender in installments over time, $1,500,000 to acquire all of the debt from the Lender. The first installment of $600,000 was due on February 15, 2012, and the balance of $900,000 is payable on the 30th day of each month in installments of $100,000 beginning on March 30, 2012. So long as JDM is making the required monthly payments of $100,000, our Lender is not charging us any interest on the debt we owe, beginning on February 1, 2012. JDM also entered into an agreement with us which requires us to pay JDM $1,700,000, without interest, in August 2013 to repay such debt to JDM. The debt to JDM is convertible by JDM into shares of our common stock at a conversion rate equal to a 10% discount to the volume weighted average trading price of our common stock for the three trading days prior to such conversion. The conversion price is subject to a minimum conversion price of $.02 per share.

When the first payment of $600,000 by JDM was due to the lender in February 2012, JDM sold the required installment payment of $600,000 of such debt to other parties in exchange for cash, which was then paid to the Lender. We then issued 15,833,713 shares of common stock to settle $350,000 of such debt with the other parties, and we issued two new convertible notes aggregating $300,000 to such other parties. As a result of the first $600,000 payment to the Lender, the liability to the Lender was reduced by approximately $5,580,000. We also have an option, in the event that JDM is unable to make future payments, to make JDM’s scheduled payments to the Lender in satisfaction of the debt, upon receipt of written notice from the Lender that the Lender has terminated its agreement with JDM. If we receive a notice from our Lender that it has terminated its agreement with JDM, we have a limit of one day to remit to the Lender any past due amounts owed by JDM. The agreements between JDM, the Company and the Lender provide that, after the initial payment to the Lender of $600,000, for every $100,000 paid to the lender, the outstanding principal amount owing the Lender shall be reduced by approximately $930,000.

As the Company is experiencing financial difficulties and JDM has granted us a concession by extending the term of the debt and reducing the amount of debt we are required to pay, we accounted for such transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments to JDM are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the six and three-month periods ended May 31, 2012 and a gain from troubled debt restructuring was recognized of $6,338,601 and $1,558,967, respectively. The debt payable to JDM at May 31, 2012 amounts to $150,000 and it carries a zero percent interest rate.

We made the $100,000 payment due to the Lender on March 30, 2012 on behalf of JDM, and JDM signed over to us a $930,000 debt reduction that was assigned to JDM by our Lender. JDM assigned the $100,000 payment due on April 30, 2012 to a third-party investor for a payment of $100,000, and we granted the new investor the ability to convert the debt into stock at a 37.5% discount to the market price of our common stock, as defined in the agreement. Subsequent to such assignment, JDM asked our lender for a deferral of the monthly payments and has not made the monthly payments due on May 30, 2012 and June 30, 2012. Our Lender has not responded in writing and has not taken any action or sent out any default notices. Should JDM be declared in breach of its agreement with our Lender, the interest rates on the remaining debt to our Lender will revert to the rates that were originally in effect, unless we make the remaining payments for JDM. We have continued to record no interest accrual on our remaining debt to the Lender because the Lender has not sent us written notice that JDM is in default with its agreement with the Lender. Should JDM be notified it is in default, we intend to make arrangements to continue paying the remainder of the payments due to the Lender. The remaining amount due to the Lender under the agreement with JDM is $700,000, as of July 16, 2012. There can be no assurance that either JDM or the Company will be able to make the remaining payments, of $100,000 a month for seven consecutive months, to the Lender, or that the Lender will continue to allow some of the payments to be deferred.

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

Short-Term Borrowings

Short-term borrowings include demand notes from our chief executive officer of $467,428 and $459,339 at May 31, 2012 and November 30, 2011, respectively, at annual interest rates ranging from 12% to 24%. Short-term borrowings at May 31, 2012 also include four demand notes, totaling $106,200, at a zero percent interest rate, the current portion of a long-term note payable totaling $31,944, at a 12.75% annual interest rate, and eight convertible notes (the “Convertible Notes”) totaling $206,767, at annual interest rates ranging from 0% to 12%.

The Convertible Notes consist of four notes that we issued in exchange for cash payments to our Company aggregating $135,500, and five notes that we issued in the aggregate total of $525,200, in exchange for existing notes payable. Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 10% to 55%. For a limited period of time before a conversion notice is submitted, the Company has the ability to pre-pay some or all of the Convertible Notes at a 10% to 50% premium to the principal amount that is retired.

The conversion features embedded in the Convertible Notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In seven of the eight Convertible Notes, the conversion option was accounted for as a derivative liability, in accordance with authoritative accounting guidance. The derivatives associated with the Convertible Notes were recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. One of the eight Convertible Notes is convertible into common stock at a fixed price and the conversion option is not accounted for as a derivative liability.

The derivative liability for the Convertible Notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 209%. In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which we record as other income or expense in our consolidated statement of operations and comprehensive income (loss). As of May 31, 2012 and November 30, 2011, the fair value of the embedded derivative totaled $355,095 and $274,908, respectively. During the six-month periods ended May 31, 2012 and 2011, we recognized a gain / (loss) on the change in fair value of the derivatives of approximately $136,000 and $(123,000), respectively. During the three-month periods ended May 31, 2012 and 2011, we recognized a gain / (loss) on the change in fair value of the derivatives of approximately $46,000 and $(131,000), respectively.

Long-term Debt

On November 23, 2011, the Company entered into an agreement with an unsecured lender under which the Company assigned a total of six unsecured convertible notes (the “Notes”) with a carrying value of $292,148 and a face value of $400,004 to new unsecured third-party lender. The Notes had a stated 6% interest rate and were due at various dates during 2012. Such notes also contained embedded beneficial conversion features for an undeterminable number of shares, which was bifurcated and accounted for as a derivative liability calculated using the Black Scholes method described above and was valued at $497,667 on November 23, 2011.

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

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring under ASC470-60. As the total future cash payments of the New Note are greater than the carrying value, no adjustment was made to the carrying value of the debt. The New Note bears interest under its new effective interest rate of 16.412% representing the rate that equates the present value of the total future cash payments to the carrying value of the debt. At May 31, 2012, the New Note is recorded as long-term debt at a carrying value of $317,954.

Other Long-Term Debt

In August 2011, we entered into an agreement with the Federal Communications Commission to convert our existing Universal Service Fund liability of $61,366 into a two-year promissory note requiring monthly payments of $2,910 including interest at 12.75% through August 2013. The balance outstanding as of May 31, 2012 was $37,673, of which $5,729 is recorded as long-term debt.

Note 11 – Income Taxes

At November 30, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $36,500,000 that expire in the years 2012 through 2031. We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Approximately $4,000,000 of the net operating loss carryforward is expected to be utilized to offset income for the six-months ended May 31, 2012.

Note 12 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the six-month and three-month periods ended May 31, 2012 and May 31, 2011, of $96,000 and $48,000, respectively.  One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At May 31, 2012, we owed our chief executive officer approximately $652,000 for loans he provided to the Company, unpaid salary and unpaid business expenses.  During the quarter ended February 29, 2012, we converted debt owed to our chief executive officer of $9,800 into 200,000 shares of our common stock, or $0.049 per share, and $23,000 into 1,150,000 shares of our common stock at a price of $0.02 per share, no debt was converted during the quarter ended May 31, 2012.  During the quarter ended February 29, 2012, we converted debt owed to our chief information officer of $9,800 into 200,000 shares of our common stock, or $0.049 per share, and $20,000 into 200,000 shares of our common stock at a price of $0.10 per share, no debt was converted in during the quarter ended May 31, 2012.

Note 13 – Equity

During the first quarter of fiscal 2012, we issued 2,275,000 shares of common stock to an accredited investor for $39,813 or $0.0175 per share. We also issued 375,000 shares of common stock in exchange for marketing service of $7,500, or $0.02 per share.

As discussed in Note 10, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders as part of our debt reduction efforts. In several instances the third parties made a payment to our Lender that reduced the debt to our Lender at a ratio of approximately nine dollars for every one dollar paid, generated a gain on troubled debt restructuring and allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of conversions of convertible debt into equity during the first quarter of fiscal 2012, we converted a total of $641,063 of outstanding debt principal into 32,961,078 shares of the Company’s common stock with a value of $1,149,913 at the time of conversion. As a result of such conversions during the second quarter of fiscal 2012, we converted $181,155 of outstanding debt principal into 13,155,273 shares of the Company’s common stock, with a value of $349,385 at the time of conversion.

During the second quarter, three debt holders settled outstanding debt and interest payable of $471,189 for 6,102,050 shares of our common stock, which was valued at $156,709 at the time of conversion, resulting in a net gain on the settlement of liabilities of $314,481.

In March 2012 we completed a private placement with accredited investors and issued 2,711,000 shares of common stock for $47,443, or $0.0175 per share. We also issued 625,000 shares of common stock in exchange for marketing services valued at $19,063, or $0.0305 per share.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of May 31, 2012 and November 30, 2011.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

May 31, 2012

Derivative liability	$355,095	-	$ 355,095	-

November 30, 2011

Derivative liability	$ 274,908	-	$ 274,908	-

Note 15 – Post Balance Sheet Events

From June 1, 2012 to July 16, 2012, we issued 9,017,142 shares of the Company’s common stock, valued at $177,149 for payment on outstanding promissory notes of $79,487.

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

We began selling our VoIP services as a landline telephone business. Over the past two years we have leveraged our technology to offer services and applications for mobile devices, such as smart phones and tablets. In 2011 we introduced mobile applications, under the name of VoX Mobile, that allow free calling and messaging between users who have the application, as well as low-cost calling from anywhere in the world to the United States, Canada and Puerto Rico. In addition, calls by users of VoX Mobile to any device on the VoX Communications network are also free. Our mobile applications work over 3G, 4G and WiFi and can be downloaded in any country. We offer a variety of international calling plans and we recently signed an agent, who is affiliated with 25 mobile phone stores in Nevada, to market our app to international cell phone users. Our low rates to destinations such as Mexican cell phones, British cell phones and Indian cell phones allow our app to be offered alongside the data plan of a mobile phone company at a retail establishment because we are able to offer lower international calling rates than traditional mobile carriers.

In 2011, we began selling video VoIP services. Our video VoIP runs over a fixed broadband connection, and we plan to add the video technology to our mobile VoIP application so that users can download the video application through and make video calls from their mobile devices over the 3G, 4G or WiFi networks, to other VoX video users.

We have managed a significant strategic shift to providing our VoIP service on mobile applications while transforming the cost structure of our core business to drive significant improvements in our gross profit percentage from 34% in fiscal 2010 to 42% in fiscal 2011 and to 51% for the six-month period ended May 31, 2012. In addition to reducing ongoing costs, we have interconnected with a new international carrier to lower international termination costs so that we can offer significant cost savings to consumers who make international calls from their mobile devices, using our mobile application.

We have made significant financial progress over the past six months, providing an improved foundation for the future. In the first 6 months of fiscal 2012, we reduced current maturities of long-term debt from $14,412,961 at November 30, 2011 to $7,180,417, which was the major component in a reduction in total liabilities of approximately $6,622,000 at May 31, 2012, as compared to November 30, 2011.

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Mobile Application Services. We have a mobile application that delivers next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices. We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption. In 2012, we have launched an international calling application that allows a consumer to make unlimited mobile calls to more than 60 countries for a monthly cost of $29.95. This application, along with applications for other international calling plans, can be downloaded to any Android device. Although we initially are focusing on the Android operating system, we plan to expand this application to other mobile devices. Our mobile VoIP application now works on an iPhone and iPad and we are beginning to make this version of the application ready for commercial use.

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

Opportunities outside of the United States. There are many countries outside of the United States that have advanced wireless networks. We have approached several telecom companies in Africa, and a mobile wallet company in Africa, to sell our mobile VoIP services and our videophone services. We are pursuing arrangements where African carriers will sell to their customers a videophone that will use the VoX Communications video services. We offer automated provisioning of videophones with web-based interfaces to allow the carriers to rapidly add new videophone subscribers. We also offer video voice mail services. We are planning to ship servers and routers to a collocation facility in South Africa to carry anticipated traffic from African customers. The global consumer communications market is estimated to be $200 billion annually, and we believe we can attract new subscribers in this market, especially if we are able to offer a mobile calling application for Android users that allows inexpensive international mobile telephone calls over the 3G, 4G and Wi-Fi networks.

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

Results of Operations

For the Six Months Ended May 31, 2012 Compared to the Six Months Ended May 31, 2011

Our revenue for the six-month period ended May 31, 2012 decreased by approximately $121,000, or approximately 19%, to approximately $519,000, as compared to approximately $640,000 reported for the six-month period ended May 31, 2011.  The decrease in our revenues resulted primarily from the loss of one of our larger corporate customers.  With the introduction of our mobile VoIP app, we are now marketing to both companies and individual consumers and we plan to acquire thousands of individual customers so that no one customer will be a significant component of our revenues. We began a Yahoo advertising campaign for our international calling application for Android phones and tablets during the third quarter.  We believe we can achieve sales growth with the introduction of the international calling plans on our mobile VoIP application, which gives free trial periods to users and afterwards requires an upfront payment before the consumer is allowed to place a telephone call. In the month of June 2012, our revenues were 9% higher than revenues in the month of May 2012.

For the six-month period ended May 31, 2012, our gross profit amounted to approximately $266,000, which was an increase of approximately $20,000 from the gross profit of approximately $246,000 reported in the six-month period ended May 31, 2011.  Although we had a reduction of revenue, we were able to reduce our cost of completing calls to phone numbers that are not on our network.  Consequently, our gross margin percentage increased to 51% in the six-month period ended May 31, 2012, compared to 38% reported in the six-month period ended May 31, 2011.

Selling, general and administrative expenses increased by approximately $6,000, or approximately 1%, to approximately $936,000 for the six-month period ended May 31, 2012 from approximately $930,000 reported in the same prior-year fiscal period.  The increases were primarily due to non-cash expenses associated with stock option grants and higher investor relations costs in the first quarter of fiscal 2012.

We incurred financing costs of approximately $261,000 for the six-month ended May 31, 2012, as compared to $-0- for the six-months ended May 31, 2011.  The expense was related to a one-time charge by our secured lender for additional fees added to our loan balance.

Interest expense increased by approximately $150,000 to approximately $1,504,000 for the six-months ended May 31, 2012, as compared to approximately $1,355,000 for the six-months ended May 31, 2011.  The increase was attributable to debt accretion associated with convertible notes that were recorded on our books at a steep discount to their face value.

We recorded a net gain on the settlement of liabilities of approximately $314,000 for the six months ended May 31, 2012, as compared to $-0- for the three-months ended May 31, 2011.  The income in fiscal 2012 was attributable to the payment of debts with shares of our common stock.

We recorded other income of approximately $32,000 for the six months ended May 31, 2012, as compared to $-0- for the three-months ended May 31, 2011.  The income in fiscal 2012 was attributable to the write-off of an unpaid lease for equipment on which the lender no longer has the legal right to collect payment from us.

A mark-to-market adjustment for derivative liabilities resulted in other income for the six-month period ended May 31, 2012, of approximately $136,000 compared to an expense of approximately $123,000 reported in the same prior-year fiscal period, which was primarily due to changes in the market value of our common stock at May 31, 2012, in comparison to the per share value when the liabilities were incurred.

We recorded a gain on troubled debt restructuring of approximately $6,339,000 for the six-months ended May 31, 2012, as compared to $-0- for the six-months ended May 31, 2011.  The income in fiscal 2012 was attributable to a reduction in debt from our secured lender, in conjunction with a payment plan that we agreed to during the first quarter of fiscal 2012.

For the Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Our revenue for the three-month period ended May 31, 2012 decreased by approximately $76,000, or approximately 24%, to approximately $244,000, as compared to approximately $320,000 reported for the three-month period ended May 31, 2011.  The decrease in our revenues resulted primarily from the loss of one of our larger customers.  As noted above, we have implemented new products and new advertising plans in the third quarter to help increase sales, and we have experienced a 9% increase in sales in the month of June 2012, as compared to sales in the month of May 2012.

For the three-month period ended May 31, 2012, our gross profit amounted to approximately $116,000, which was a decrease of approximately $7,000 from the gross profit of approximately $123,000 reported in the three-month period ended May 31, 2011.  Although we had a reduction of revenue, we were able to reduce our cost of completing calls to phone numbers that are not on our network.  Consequently, our gross margin percentage increased to 47% in the quarter ended May 31, 2012, compared to 39% reported in the three-month period ended May 31, 2011.

Selling, general and administrative expenses decreased by approximately $30,000, or approximately 6%, to approximately $464,000 for the three-month period ended May 31, 2012 from approximately $494,000 reported in the same prior-year fiscal period.  The decrease was primarily due to lower salary expense in the second quarter of fiscal 2012, offset by higher investor relations costs.

Interest expense decreased by approximately $448,000 to approximately $425,000 for the three months ended May 31, 2012, as compared to approximately $873,000 for the three months ended May 31, 2011.  The decrease was primarily attributable to a zero interest rate on the debt from our secured lender for the three months ended May 31, 2012.

We recorded a net gain on the settlement of liabilities of approximately $314,000 for the three months ended May 31, 2012, as compared to $-0- for the three-months ended May 31, 2011.  The income in fiscal 2012 was attributable to the payment of debts with shares of our common stock.

We recorded other income of approximately $32,000 for the three months ended May 31, 2012, as compared to $-0- for the three-months ended May 31, 2011.  The income in fiscal 2012 was attributable to the write-off of an unpaid lease for equipment on which the lender no longer has the legal right to collect payment from us.

A mark-to-market adjustment for derivative liabilities resulted in other income for the three-month period ended May 31, 2012, of approximately $46,000 compared to an expense of approximately $131,000 reported in the same prior-year fiscal period, which was primarily due to changes in the market value of our common stock at May 31, 2012, in comparison to the per share value when the liabilities were incurred.

We recorded a gain on troubled debt restructuring of approximately $1,559,000 for the three months ended May 31, 2012, as compared to $-0- for the three-months ended May 31, 2011.  The income in fiscal 2012 was attributable to a reduction in debt from our secured lender, in conjunction with a payment plan that we agreed to during the first quarter of fiscal 2012.

Liquidity and Capital Resources

At May 31, 2012, we had cash and cash equivalents of approximately $14,000 and negative working capital of approximately $12,059,000.

Net cash used in operating activities aggregated approximately $559,000 and $424,000 in the six-month periods ended May 31, 2012 and May 31, 2011, respectively. Operating activities for the six-month ended May 31, 2012 included a non-cash gain on troubled debt restructuring of approximately $6,339,000, which was offset by net income of $4,385,000 and non-cash interest of approximately $1,494,000. The principal use of cash for the six-month ended May 31, 2011 was the loss of approximately $2,163,000, which was offset in part by a non-cash interest expense of approximately $1,355,000.

Net cash provided by financing activities aggregated approximately $563,000 and $519,000 in the six-month periods ended May 31, 2012 and May 31, 2011, respectively. In fiscal 2012, cash provided by financing activities resulted primarily from the proceeds from the issuance of common stock of $87,000, short-term borrowing of $118,000 and stock subscriptions of approximately $473,000. In fiscal year 2011, cash provided by financing activities resulted primarily from proceeds from stock issuances $210,000 and short-term borrowings of $304,000.

For the six-months ended May 31, 2012 and 2011, we had no capital expenditures. We plan to make up to $50,000 of equipment purchases in the third quarter of fiscal 2012 to support the distribution of our mobile VoIP app in Africa. We anticipate such expenditures will be financed with an equipment lease.

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

Although we are not yet profitable and we are not generating cash from operations, our industry partners and our secured lenders have cooperated with us and allowed us to make arrangements to raise additional capital and to pay down our debts. Under the terms of a settlement agreement (the “Agreement”) signed by our secured lenders on February 3, 2012, a third-party investor (the “Investor”) can purchase all the debt we owed to our secured lenders of approximately $13,900,000 for a total price of $1,500,000. We have also signed an agreement with the Investor that requires us to pay the Investor $1,700,000 over an 18-month period. At July 16, 2012, the remaining payments of $700,000 by the Investor will satisfy the entire remaining liability of approximately $6,368,000 that we owe to our secured lenders. We anticipate that most of our payments to the Investor will be in the form of stock issuances. Our agreement with the Investor is in the form of a convertible note, in which the Investor can convert debt into equity at a 10% discount to the defined market price of our common stock. As of July 16, 2012, payments have been made of $800,000 to our secured lenders and we have received debt reductions of approximately $6,338,000. The Investor has verbally indicated to us that it has asked for a temporary deferral on future payments. The lender has not responded in writing and has not taken any action or sent out any default notices. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2012, we issued 625,000 shares of the Company’s common stock, valued at $19,063 in conjunction with a contractual obligation for marketing services.

On March 2, 2012 we issued 2,001,143 shares of the Company’s common stock, valued at $59,034 in exchange for reductions on outstanding debt obligations totaling $40,000.

On March 16, 2012 we completed a private placement with accredited investors and issued 2,711,000 shares of common stock for $47,443, or $0.0175 per share.

On March 20, 2012 we issued 2,766,798 shares of the Company’s common stock, valued at $68,893 in exchange for reductions on outstanding debt obligations totaling $35,000.

On April 11, 2012 we issued 3,000,000 shares of the Company’s common stock, valued at $63,000 in exchange for reductions on outstanding debt obligations totaling $349,070.

On April 17, 2012 we issued 338,945 shares of the Company’s common stock, valued at $9,152 in exchange for reductions on outstanding debt obligations totaling $4,530.

On April 19, 2012 we issued 2,500,000 shares of the Company’s common stock, valued at $76,250 in exchange for reductions on outstanding debt obligations totaling $75,000.

On April 24, 2012 we issued 602,050 shares of the Company’s common stock, valued at $17,459 in exchange for reductions on outstanding debt obligations totaling $24,082.

On May 10, 2012 we issued 6,048,387 shares of the Company’s common stock, valued at $163,306 in exchange for reductions on outstanding debt obligations totaling $75,000.

On May 18, 2012 we issued 2,000,000 shares of the Company’s common stock, valued at $49,000 in exchange for reductions on outstanding debt obligations totaling $26,625.

On June 6, 2012 we issued 1,000,000 shares of the Company’s common stock, valued at $20,000 in exchange for reductions on outstanding debt obligations totaling $10,680.

On June 20, 2012 we issued 2,000,000 shares of the Company’s common stock, valued at $32,000 in exchange for reductions on outstanding debt obligations totaling $19,000.

On June 25, 2012 we issued 571,428 shares of the Company’s common stock, valued at $8,571 in exchange for reductions on outstanding debt obligations totaling $5,000.

On June 28, 2012 we issued 2,000,000 shares of the Company’s common stock, valued at $40,000 in exchange for reductions on outstanding debt obligations totaling $14,600.

On June 29, 2012 we issued 2,000,000 shares of the Company’s common stock, valued at $52,000 in exchange for reductions on outstanding debt obligations totaling $15,660.

On July 12, 2012 we issued 1,445,714 shares of the Company’s common stock, valued at $24,577 in exchange for reductions on outstanding debt obligations totaling $14,548.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: July 20, 2012	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)