Form 10-Q
period 2012-08-31
PERVASIP CORP
filed 2012-10-22
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

PERVASIP CORP.
(Exact name of registrant as specified in its charter)
_________________

New York	000-04465	13-2511270
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

75 South Broadway, Suite 400 White Plains, New York 10601
(Address of Principal Executive Offices) (Zip Code)

(914) 620-1500
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 19, 2012, the Company had 250,406,471 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	Aug. 31, 2012	Nov. 30, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$22,001	$9,608
Accounts receivable, net	86,988	109,682
Prepaid expenses and other current assets	34,631	44,613
Total current assets	143,620	163,903

Other assets	67,671	43,950
Total assets	$211,291	$207,853

Liabilities and Stockholders' Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$7,378,629	$14,412,961
Accounts payable and accrued expenses	2,939,998	2,550,172
Due to Pension Benefit Guaranty Corporation	1,796,844	1,730,727
Derivative liabilities	496,218	274,908
Total current liabilties	12,611,689	18,968,768

Mandatorily redeemable preferred stock	—	—
Long-term debt less current portion	331,252	314,355
Total liabilities	12,942,941	19,283,123

Stockholders' equity deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
51 shares issued and outstanding in 2012 and 2011	—	—
Common stock, $.001 par value; 400,000,000 shares authorized,
188,551,265 and 99,489,749 shares issued and
outstanding in 2012 and 2011	188,551	99,490
Capital in excess of par value	38,273,582	35,623,697
Deficit	(51,194,992)	(54,800,689)
Accumulated other comprehensive income	1,209	2,232

Total stockholders' equity deficiency	(12,731,650)	(19,075,270)
Total liabilities and stockholders' equity deficiency	$211,291	$207,853

 See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended,	Ended,	Ended,	Ended,
	Aug. 31, 2012	Aug. 31, 2011	Aug. 31, 2012	Aug. 31, 2011

Revenues	$767,733	$974,352	$248,588	$334,498

Costs and expenses:
Costs of services	366,803	591,792	113,975,	197,643
Financing charges	260,804	—	—	—
Selling, general and administrative	1,407,747	1,420,032	471,298	489,719
Total costs and expenses	2,035,354	2,011,824	585,273	687,362

Loss from operations	(1,267,621)	(1,037,472)	(336,685)	(352,864)

Other income (expense):
Interest expense	(1,920,270)	(2,413,811)	(415,841)	(1,058,932)
Gain on troubled debt restructuring	6,338,601	—	—	—
Gain on settlement of liabilities	314,481	—	—	—
Other income	32,100	—	—	—
Mark to market adjustment of derivative liabilities	108,406	(196,922)	(27,275)	(73,748)
Total other income (expense)	4,873,318	(2,610,733)	(443,116)	(1,132,680)

Net income (loss)	3,605,697	(3,648,205)	(779,801)	(1,485,544)

Other comprehensive income (loss)	(1,023)	503	(1,040)	107

Comprehensive income (loss)	$3,604,674	$(3,647,702)	$(780,841)	$(1,485,437)

Basic earnings (loss) per share	$0.03	$(0.12)	$(0.00)	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.12)	$(0.00)	$(0.03)

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	Aug. 31, 2012	Aug. 31, 2011

Net cash used in operating activities	$(797,481)	$(576,866)

Cash flows from financing activities:
Repayment of long-term debt	(122,126)	(2,949)
Proceeds from short-term borrowings	351,000	419,700
Proceeds from exercise of options	—	7,500
Proceeds from stock subscription	493,745	—
Proceeds from issuances of stock	87,255	210,000
Net cash provided by financing activities	809,874	634,251

Increase in cash and cash equivalents	12,393	57,385
Cash and cash equivalents at beginning of period	9,608	31,653
Cash and cash equivalents at the end of period	$22,001	$89,038

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial

Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2012, are not necessarily indicative of the results that may be expected for the year ended November 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2011.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and as of August 31, 2012, the Company has negative working capital of $12,468,069 and a stockholders’ equity deficiency of $12,731,650. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seeking to raise debt or equity in the near term, and additional equity later in the year. With additional cash available to the Company, we can cover monthly cash losses and allocate funds toward marketing our products to achieve additional sales and consequently cut monthly operating losses.

2.	Continue to develop new uses and distribution channels for our voice-over-IP enabled voice service. Beginning in September 2012, our mobile VoIP application allows for low-cost calling to any landline or mobile phone in the world. We are now presenting the app to prepaid calling card companies, who are seeking the ability to sell a virtual product, because the app offers all the benefits and flexibility of a prepaid calling card without requiring a card to be printed. Conversely, we are also planning to offer a printed prepaid calling card for sale to a retail electronics firm, a mass merchant and several other retail shops, that have expressed an interest in selling our low-cost international calling plans to customers who would purchase the card by paying for it at a cash register.

3.	Continue to list new products on the Android Market to obtain new subscribers. We list our Android VoIP application on the Android Market to obtain new subscribers. In October 2012, activations of new Android devices are reported to be more than one million three hundred thousand each day. In order to capitalize on the rapid growth of Android devices, we are planning a video application that will allow users of Android devices to make video calls to other users of our video application.

4.	Leverage the production and marketing know-how of G3 Connect, LLC (“G3”). G3 has helped to fund our operating losses since October 2011. We have been informed that it plans to manufacture and sell new Android tablet devices that would utilize some of our services. Furthermore, it is marketing our mobile VoIP app to mobile wallet companies and retail establishments. We plan to continue to utilize the manufacturing, marketing and sales experience of G3 and to cooperate with their product development team.

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

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011. The Company adopted this standard in the second quarter of fiscal 2012.

Note 4 - Major Customers

During the nine-month and three-month periods ended August 31, 2012, one customer accounted for approximately 27% and 31% of our revenue, respectively.

During the nine-month period ended August 31, 2011, two customers accounted for approximately 24% and 10% of our revenues, respectively, while during the three-month period ended August 31, 2011, one customer accounted for approximately 21% of our revenues.

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

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	Aug. 31, 2012	Aug. 31, 2011	Aug. 31, 2012	Aug. 31, 2011

Net income (loss) – numerator basic	$3,605,697	$(3,648,425)	$(779,801)	$ (1,485,544)
Interest expense attributable to convertible notes, net	996,319	—	—	—
Net income (loss) plus interest expense attributable to convertible notes, net – numerator diluted	$4,602,016	$(3,648,425)	$(779,801)	$(1,485,544)
Weighted average common shares outstanding – denominator basic	142,897,663	29,980,893	167,563,679	54,427,094
Effect of dilutive securities	121,185,921	—	—	—
Weighted average dilutive common shares outstanding – denominator diluted	264,083,584	29,980,893	167,563,679	54,427,094

Earnings (loss) per common share – basic	$0.03	$(0.12)	$(0.00)	$(0.03)

Earnings (loss) per common share – diluted	$0.02	$(0.12)	$(0.00)	$(0.03)

Approximately 10,165,000 and 176,868,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine-month and three-month periods ended August 31, 2012 because the effect would be anti-dilutive. Approximately 10,420,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine-month and three-month periods ended August 31, 2011 because the effect would be anti-dilutive.

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

Note 7 – Stock-Based Compensation Plans

We issue stock options to our employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and record the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock (see Note 13). For the nine-month periods ended August 31, 2012 and 2011, we recorded approximately $193,000 and $88,000, respectively, in stock-based compensation expense. For the three-month periods ended August 31, 2012 and 2011, we recorded approximately $80,000 and $40,000, respectively, in stock-based compensation expense. For the nine-month periods ended August 31, 2012 and 2011, approximately $77,000 and $56,000 of the expense related to consultants. For the three-month periods ended August 31, 2012 and 2011, approximately $58,000 and $9,000 of the stock-based compensation expense related to consultants. As of August 31, 2012, there was approximately $67,000 of unrecognized employee stock-compensation expense for previously-granted unvested options that will be recognized over a three-year period.

Note 8 – Accounts Payable and Accrued Expenses

When we sold certain subsidiaries in December 2006, we agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At August 31, 2012 and November 30, 2011, we have recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides us with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on our books.

At August 31, 2012 and November 30, 2011 we owed an investor $593,745 and $100,000, respectively, pursuant to a stock subscription agreement (the “Private Placement”) whereby we were required to either issue shares of restricted common stock to the investor at a price of $0.02 per share or refund to the investor the amount received. On October 4, 2012, we completed the Private Placement and issued 29,687,250 shares of restricted common stock to the investor to settle the obligation.

Note 9 – Defined Benefit Plan

On July 27, 2011, pursuant to an agreement between the Pension Benefit Guaranty Corporation (“PBGC”) and the Company, the Company’s defined benefit pension plan (the “Plan”) was terminated with a termination date of September 30, 2011, and the PBGC was appointed trustee of the Plan. PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the plan of $1,614,000. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at August 31, 2012 and November 30, 2011 was approximately $1,797,000 and $1,731,000, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2012 or 2011. The Plan covers approximately 40 former employees.

Note 10 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of August 31, 2012 and November 30, 2011:

Principal lender:	Aug. 31, 2012	Nov. 30, 2011	Interest Rate

Note dated November 30, 2005	$986,271	$2,080,349	5.25%
Note dated May 31, 2006	716,041	1,510,673	5.25%
Note dated September 28, 2007	2,378,733	4,960,260	9.75%
Note dated May 28, 2008	1,148,253	2,332,294	20.00%
Note dated October 29, 2008	709,001	1,425,045	15.00%
Note date February 15, 2009	402,797	812,531	20.00%
Note dated October 6, 2009	3,803	7,835	5.25%
Note dated November, 2009	23,179	48,600	5.25%

Total principal lender debt	6,368,078	13,177,587

Short-term borrowings	1,010,551	1,203,274	0.00% - 24.00%
Capital lease obligations	—	32,100	12.00% - 17.00%

Total short-term debt	7,378,629	14,412,961
Long-term debt	331,252	314,355
Total	$7,709,881	$14,727,316

Debt with Principal Lender

As of August 31, 2012 and November 30, 2011 we owed our principal lender (“Lender”) $6,368,078 and $13,177,587, respectively. All of such debt became due by its terms on September 30, 2010. We have not made payments of principal or interest when due, and we are not in compliance with our agreements with the Lender. The Lender has not issued a default notice. As a result of the transaction described below, the Lender has agreed that it cannot attempt to collect the debt, pledge the debt to others, or foreclose on the debt so long as payments as described below are made to the Lender.

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

As the Company is experiencing financial difficulties and JDM has granted us a concession by extending the term of the debt and reducing the amount of debt we are required to pay, we accounted for such transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments to JDM are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the nine and three-month periods ended August 31, 2012 and a gain from troubled debt restructuring was recognized of $6,338,601 and $0, respectively. The debt payable to JDM at August 31, 2012 amounts to $148,000 and it carries a zero percent interest rate.

We made the $100,000 payment due to the Lender on March 30, 2012 on behalf of JDM, and JDM signed over to us a $930,000 debt reduction that was assigned to JDM by our Lender. JDM assigned the $100,000 payment due on April 30, 2012 to a third-party investor for a payment of $100,000, and we granted the new investor the ability to convert the debt into stock at a 37.5% discount to the market price of our common stock, as defined in the agreement. Subsequent to such assignment, JDM asked the Lender for a deferral of the monthly payments and has not made the monthly payments due on May 30, June 30, July 30, August 30, or September 30, 2012. The remaining amount due to the Lender under the agreement with JDM is $700,000. In September 2012 we offered our Lender a lump sum payment of $350,000 in full settlement of all the remaining debt and our Lender responded by telling us it preferred to receive the remaining $700,000 over an extended period of time and did not plan to take any action or send out any default notices. Should JDM be declared in breach of its agreement with our Lender, the interest rates on the remaining debt to our Lender will revert to the rates that were originally in effect, unless we make the remaining payments for JDM. We have continued to record no interest accrual on our remaining debt to the Lender because the Lender has not sent us written notice that JDM is in default with its agreement with the Lender. It is possible that the Lender will conclude that accrued interest is due as a result of the delinquency by JDM.

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

Short-Term Borrowings

Short-term borrowings include demand notes from our chief executive officer of $465,677 and $459,339 at August 31, 2012 and November 30, 2011, respectively, at annual interest rates ranging from 12% to 24%. Short-term borrowings at August 31, 2012 also include five promissory notes (the “Promissory Notes”), totaling $310,000, at a zero percent interest rate, one note for $30,063 that is in default and accruing interest at a 14.0% annual interest rate, and nine convertible notes (the “Convertible Notes”) totaling $204,811, at annual interest rates ranging from 0% to 12%.

Three of the Promissory Notes are convertible into shares of the Company’s common stock. Promissory notes of $98,000, $75,000 and $50,000 are convertible into common stock at a price of $0.02, $0.03 and $0.03 per share, respectively.

The Convertible Notes consist of six notes that the Company issued in exchange for cash payments aggregating $218,500, and three notes that we issued in the aggregate total of $197,027, in exchange for existing notes payable. Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined in the Convertible Notes, ranging from 10% to 55%. For a limited period of time before a conversion notice is submitted, the Company has the ability to pre-pay some or all of the Convertible Notes at a 10% to 50% premium to the principal amount that is retired.

The conversion features embedded in the Convertible Notes and three Promissory Notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The conversion option in the Convertible Notes was accounted for as a derivative liability, in accordance with authoritative accounting guidance. The derivatives associated with the Convertible Notes were recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Three of the Promissory Notes are convertible into common stock at a fixed price and the conversion option is not accounted for as a derivative liability.

The derivative liability for the Convertible Notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 215%. In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which we record as other income or expense in our consolidated statement of operations and comprehensive income (loss). As of August 31, 2012 and November 30, 2011, the fair value of the embedded derivative totaled $496,218 and $274,908, respectively. During the nine-month periods ended August 31, 2012 and 2011, we recognized a gain / (loss) on the change in fair value of the derivatives of approximately $108,000 and $(197,000), respectively. During the three-month periods ended August 31, 2012 and 2011, we recognized a loss on the change in fair value of the derivatives of approximately $(27,000) and $(74,000), respectively.

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

Upon such assignment, the Company and the new lender restructured the terms of the outstanding notes, creating one new convertible note (the “New Note”) with a face value of $400,004, an interest rate of 6% and a three-year term stating that all principal and accrued interest shall be due on November 23, 2014. Additionally, the New Note contained a beneficial conversion feature allowing the new lender to convert any outstanding principal balance into shares of the Company’s common stock at a rate of $0.006 per share.

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments of the New Note are greater than the carrying value, no adjustment was made to the carrying value of the debt. The New Note bears interest under its new effective interest rate of 16.412% representing the rate that equates the present value of the total future cash payments to the carrying value of the debt. At August 31, 2012, the New Note is recorded as long-term debt at a carrying value of $331,252.

Note 11 – Income Taxes

At November 30, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $38,300,000 that expire in the years 2012 through 2031. We have provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Approximately $3,000,000 of the net operating loss carryforward is expected to be utilized to offset income for the nine-months ended August 31, 2012.

Note 12 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the nine-month and three-month periods ended August 31, 2012 and August 31, 2011, of $144,000 and $48,000, respectively.  One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At August 31, 2012, we owed our chief executive officer approximately $681,000 for loans he provided to the Company, unpaid salary and unpaid business expenses.  During the quarter ended February 29, 2012, we converted debt owed to our chief executive officer of $9,800 into 200,000 shares of our common stock, or $0.049 per share, and $23,000 into 1,150,000 shares of our common stock at a price of $0.02 per share, no debt was converted during the quarter ended May 31, 2012.  During the quarter ended August 31, 2012 the company converted debt owed the chief executive officer of $18,500 into 1,500,000 shares at a price of $0.012 per share.  During the quarter ended February 29, 2012, we converted debt owed to our chief information officer of $9,800 into 200,000 shares of our common stock, or $0.049 per share, and $20,000 into 200,000 shares of our common stock at a price of $0.10 per share.

Note 13 – Equity

During the first quarter of fiscal 2012, we issued 2,275,000 shares of common stock to an accredited investor for $39,813 or $0.0175 per share. We also issued 375,000 shares of our common stock in exchange for marketing service of $7,500, or $0.02 per share.

As discussed in Note 10, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders as part of our debt reduction efforts. In several instances the third parties made a payment to our Lender that reduced the debt to our Lender at a ratio of approximately nine dollars for every one dollar paid, generated a gain on troubled debt restructuring and allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of conversions of convertible debt into equity during the first quarter of fiscal 2012, we converted a total of $641,063 of outstanding debt principal into 32,961,078 shares of the Company’s common stock with a value of $1,149,913 at the time of conversion, and recorded a troubled debt restructuring gain of $4,779,634. As a result of such conversions during the second quarter of fiscal 2012, we converted $181,155 of outstanding debt principal into 13,155,273 shares of our common stock, with a value of $349,385 at the time of conversion, and recorded a troubled debt restructuring gain of $1,558,967.

During the second quarter of fiscal 2012, three debt holders settled outstanding debt and interest payable of $471,189 for 6,102,050 shares of our common stock, which was valued at $156,709 at the time of conversion, resulting in a net gain on the settlement of liabilities of $314,481.

In March 2012 we completed a private placement with accredited investors and issued 2,711,000 shares of common stock for $47,443, or $0.0175 per share. We also issued 625,000 shares of common stock in exchange for marketing services valued at $19,063, or $0.0305 per share.

During the third quarter of fiscal 2012, we converted $196,075 of outstanding debt principal into 25,857,115 shares of our common stock, with a value of $360,051 at the time of conversion.

During the third quarter of fiscal 2012 we issued 5,000,000 shares of common stock in exchange for marketing services of $57,500, or $0.0115 per share.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of August 31, 2012 and November 30, 2011.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)
August 31, 2012

Derivative liability	$496,218	—	$496,218	—

November 30, 2011

Derivative liability	$274,908	—	$274,908	—

 Note 15 – Post Balance Sheet Events

From September 1, 2012 to October 19, 2012, we issued 32,167,956 shares of the Company’s common stock, valued at $136,877 for payment on outstanding promissory notes of $86,600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of voice and video communications services that connect people through broadband devices worldwide. We rely significantly on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. We market attractively priced voice and messaging services throughout the world under the name of VoX Mobile and VoX Communications.

We began selling our VoIP services as a landline telephone business. Over the past two years we have leveraged our technology to offer services and applications for mobile devices, such as smart phones and tablets. In 2011 we introduced mobile applications, under the name of VoX Mobile, that allow free calling and messaging between users who have the application, as well as low-cost calling from anywhere in the world to the United States, Canada and Puerto Rico. In addition, calls by users of VoX Mobile to any device on the VoX Communications network are also free. Our mobile applications work over 3G, 4G and WiFi and can be downloaded in any country. We offer a variety of international calling plans and we recently began offering a prepaid calling application that allows users to call any country in the world, as long as they have enough prepaid funds available with us to cover the cost of the call. If a user’s prepaid balance goes to zero during a telephone call, we disconnect the call at the moment the prepaid balance expires. The prepaid app has been useful in converting free app subscribers into paying customers, as we have noted an increase in conversions to paying customers with the release of our prepaid mobile calling app. We have noted a conversion rate of approximately 5% since the time the prepaid app was launched.

In 2011, we began selling video VoIP services. Our video VoIP runs over a fixed broadband connection, and we plan to add the video technology to our mobile VoIP application so that users can download the video application through and make video calls from their mobile devices over the 3G, 4G or WiFi networks, to other VoX video users.

We have managed a significant strategic shift to providing our VoIP service on mobile applications while transforming the cost structure of our core business to drive significant improvements in our gross profit percentage from 34% in fiscal 2010 to 42% in fiscal 2011 and to 52% for the nine-month period ended August 31, 2012. In addition to reducing ongoing costs, we have interconnected with a new international carrier to lower international termination costs so that we can offer significant cost savings to consumers who make international calls from their mobile devices, using our mobile application.

We have made significant financial progress over the past nine months, providing an improved foundation for the future. In the first 9 months of fiscal 2012, we reduced current maturities of long-term debt from $14,412,961 at November 30, 2011 to $7,378,629, which was the major component in a reduction in total liabilities of approximately $6,340,000 at August 31, 2012, as compared to November 30, 2011.

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Mobile Application Services

We have a mobile application that delivers next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices. We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption. In 2012, we have launched a prepaid domestic and international calling application that allows a consumer to make a payment and then dial any phone number in the world, and we have per minute rates that are some of the lowest in the world. This application, along with applications for other country-specific calling plans, can be downloaded to any Android device. Although we initially are focusing on the Android operating system, we plan to expand this application to other mobile devices. Our mobile VoIP application now works on an iPhone and iPad and we are beginning to make this version of the application ready for commercial use.

International long distance calling

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

Opportunities outside of the United States

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

Results of Operations

For the Nine Months Ended August 31, 2012 Compared to the Nine Months Ended August 31, 2011

Our revenue for the nine-month period ended August 31, 2012 decreased by approximately $206,000, or approximately 21%, to approximately $768,000, as compared to approximately $974,000 reported for the nine-month period ended August 31, 2011.  The decrease in our revenues resulted primarily from the loss of one of our larger corporate customers.  With the introduction of our prepaid mobile VoIP app, we are now marketing to both companies and individual consumers and we plan to procure thousands of individual customers so that no one customer will be a significant component of our revenues. We have been marketing to individuals via social marketing efforts that have included Facebook ads, a YouTube channel and a Yahoo advertising campaign. To approach companies, we primarily use sales agents who meet with potential customers and explore ways they can market our app, either under their name or our name.

For the nine-month period ended August 31, 2012, our gross profit amounted to approximately $401,000, which was an increase of approximately $18,000 from the gross profit of approximately $383,000 reported in the nine-month period ended August 31, 2011.  Although we had a reduction of revenue, we were able to reduce our cost of completing calls to phone numbers that are not on our network.  Consequently, our gross margin percentage increased to 52% in the nine-month period ended August 31, 2012, compared to 39% reported in the nine-month period ended August 31, 2011.

Selling, general and administrative expenses decreased by approximately $12,000, or approximately 1%, to approximately $1,408,000 for the nine-month period ended August 31, 2012 from approximately $1,420,000 reported in the same prior-year fiscal period.  The decreases were primarily due to reduction in salary and consulting expense.

We incurred financing costs of approximately $261,000 for the nine-months ended August 31, 2012, as compared to $-0- for the nine-months ended August 31, 2011.  The expense was related to a charge by our secured lender for additional fees added to our loan balance.

Interest expense decreased by approximately $494,000 to approximately $1,920,000 for the nine-months ended August 31, 2012, as compared to approximately $2,414,000 for the nine-months ended August 31, 2011.  The decrease was attributable to lower debt balances in fiscal 2012.

We recorded a net gain on the settlement of liabilities of approximately $314,000 for the nine-months ended August 31, 2012, as compared to $-0- for the nine-months ended August 31, 2011.  The income in fiscal 2012 was attributable to the payment of debts with shares of our common stock.

We recorded other income of approximately $32,000 for the nine-months ended August 31, 2012, as compared to $-0- for the nine-months ended August 31, 2011.  The income in fiscal 2012 was attributable to the write-off of an unpaid lease for equipment on which the lender no longer has the legal right to collect payment from us.

A mark-to-market adjustment for derivative liabilities resulted in other income for the nine-month period ended August 31, 2012, of approximately $108,000 compared to an expense of approximately $197,000 reported in the same prior-year fiscal period, which was primarily due to changes in the market value of our common stock at August 31, 2012, in comparison to the per share value when the liabilities were incurred.

We recorded a gain on troubled debt restructuring of approximately $6,339,000 for the nine-months ended August 31, 2012, as compared to $-0- for the nine-months ended August 31, 2011.  The income in fiscal 2012 was attributable to a reduction in debt from our secured lender, in conjunction with a payment plan that we agreed to during the first quarter of fiscal 2012.

For the Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

Our revenue for the three-month period ended August 31, 2012 decreased by approximately $85,000, or approximately 26%, to approximately $249,000, as compared to approximately $334,000 reported for the three-month period ended August 31, 2011.  The decrease in our revenues resulted primarily from the loss of one of our larger customers.  As noted above, we have introduced a new prepaid calling application for Android phone in the forth fiscal quarter to help increase sales, and we have experienced conversion rates of approximately five percent, which is approximately three times higher than our conversion rates before we launched the prepaid calling application.

For the three-month period ended August 31, 2012, our gross profit amounted to approximately $135,000, which was a decrease of approximately $2,000 from the gross profit of approximately $137,000 reported in the three-month period ended August 31, 2011.  Although we had a reduction of revenue, we were able to reduce our cost of completing calls to phone numbers that are not on our network.  Consequently, our gross margin percentage increased to 54% in the quarter ended August 31, 2012, compared to 41% reported in the three-month period ended August 31, 2011.

Selling, general and administrative expenses decreased by approximately $18,000, or approximately 4%, to approximately $471,000 for the three-month period ended August 31, 2012 from approximately $490,000 reported in the same prior-year fiscal period.  The decrease was primarily due to lower personnel expenses in the third quarter of fiscal 2012.

Interest expense decreased by approximately $643,000 to approximately $416,000 for the three months ended August 31, 2012, as compared to approximately $1,059,000 for the three months ended August 31, 2011.  The decrease was primarily attributable to lower debt balances for the three months ended August 31, 2012.

A mark-to-market adjustment for derivative liabilities resulted in other expense for the three-month period ended August 31, 2012, of approximately $27,000 compared to an expense of approximately $74,000 reported in the same prior-year fiscal period, which was primarily due to changes in the market value of our common stock at August 31, 2012, in comparison to the per share value when the liabilities were incurred.

Liquidity and Capital Resources

At August 31, 2012, we had cash and cash equivalents of approximately $22,000 and negative working capital of approximately $12,468,000.

Net cash used in operating activities aggregated approximately $797,000 and $577,000 in the nine-month periods ended August 31, 2012 and August 31, 2011, respectively. Operating activities for the nine-month ended August 31, 2012 included a non-cash gain on troubled debt restructuring of approximately $6,339,000, which was offset by net income of $3,606,000 and accruals of interest of approximately $1,903,000. The principal use of cash for the nine-month ended August 31, 2011 was the loss of approximately $3,648,000, which was offset in part by accruals of interest expense of approximately $2,398,000.

Net cash provided by financing activities aggregated approximately $810,000 and $634,000 in the nine-month periods ended August 31, 2012 and August 31, 2011, respectively. In fiscal 2012, cash provided by financing activities resulted primarily from the proceeds from the issuance of common stock of $87,000, short-term borrowing of $351,000 and stock subscriptions of approximately $493,000. In fiscal year 2011, cash provided by financing activities resulted primarily from proceeds from stock issuances $210,000 and short-term borrowings of $420,000.

For the nine-months ended August 31, 2012 and 2011, we had no capital expenditures. We anticipate total equipment purchases of approximately $25,000 in the fourth quarter of fiscal 2012 to support the distribution of our mobile VoIP app.

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

Although we are not yet profitable and we are not generating cash from operations, our industry partners and our secured lenders have cooperated with us and allowed us to make arrangements to raise additional capital and to pay down our debts. Under the terms of a settlement agreement (the “Agreement”) signed by our secured lenders on February 3, 2012, a third-party investor (the “Investor”) can purchase all the debt we owed to our secured lenders of approximately $13,900,000 for a total price of $1,500,000. We have also signed an agreement with the Investor that requires us to pay the Investor $1,700,000 over an 18-month period. As of October 19, 2012, the remaining payments of $700,000 by the Investor will satisfy the entire remaining liability of approximately $6,368,000 that we owe to our secured lenders. We anticipate that most of our payments to the Investor will be in the form of stock issuances. Our agreement with the Investor is in the form of a convertible note, in which the Investor can convert debt into equity at a 10% discount to the defined market price of our common stock. As of October 19, 2012, payments have been made of $800,000 to our secured lenders and we have received debt reductions of approximately $6,338,000. The Investor has indicated to us that it has asked for a temporary deferral on future payments. The lender has not responded in writing, but has indicated verbally that it will accept deferrals and has not taken any action or sent out any default notices. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

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

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2012, that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults Upon Senior Securities

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information

On October 3, 2012 we issued 6,400,000 shares of the Company’s common stock, valued at $17,920 in exchange for reductions on outstanding debt obligations totaling $10,000.

On October 9, 2012 we issued 9,777,778 shares of the Company’s common stock, valued at $43,022 in exchange for reductions on outstanding debt obligations totaling $17,600.

On October 19, 2012 we issued 3,333,333 shares of the Company’s common stock, valued at $20,000 in exchange for reductions on outstanding debt obligations totaling $20,000.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) and/or 3(a)(9) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

There is no other information required to be disclosed under this item that was not previously disclosed.

Item 6. Exhibits

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

PERVASIP CORP.

Pervasip Corp.

Date: October 22, 2012	By:	/s/ Paul H. Riss
Paul H. Riss
Principal Executive Officer, Principal Financial Officer Pervasip Corp.