Form 10-K
period 2012-11-30
PERVASIP CORP
filed 2013-03-15
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on May 31, 2012, was $4,691,658.  As of March 15, 2013, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 532,438,834.

Documents Incorporated By Reference: None.

Special Note Regarding Forward Looking Statements

Included in this Form 10-K are “forward-looking” statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.  Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.  Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	The availability of additional funds to successfully pursue our business plan;
●	The cooperation of our lenders;
●	The cooperation of industry service partners that have signed agreements with us;
●	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
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

PART I

In this Annual Report on Form 10-K, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us” and “our.”

Item 1.  Business.

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  The nature of our technology is cloud-based computing, and therefore our target market is not limited to our physical presence in the United States.  In particular, we have transformed our VoIP service to a downloadable digital product, which coupled with our fully-automated back office, allows us to sell our voice, video and messaging services instantly to a large variety of mobile devices around the world.  We sell under the brand name of VoX Communications, VoX or VoX Mobile.

The continued growth in both mobile telephone services and video telephone services has resulted in a rapidly growing mobile VoIP market that allows subscribers to make inexpensive calls from their mobile phones or tablets instead of using costly airtime minutes.  We offer our mobile VoIP service to Android users and we plan to release our voice and video services application to iPhone and iPad users in the next 30 to 60 days.  With these new products, we will be one of the few application providers that enables video telephone calls from an Apple device to an Android device, and also allows users to make a telephone call to any person on the public switched telephone network (the “PSTN”).

Adding video calling to mobile devices provides corporate managers the ability to see their mobile employees, agents or customers when a telephone call is made, and provides families with the ability to see loved ones who are otherwise inaccessible to visual contact.  Our VoIP platform enables a user to access and utilize our voice, video and messaging services and features regardless of how they are connected to the Internet, including connections over the 3G, 4G, WiFi, cable, DSL or satellite broadband networks.

Today we support tens of thousands of active users around the world, in more than 160 countries, through our wholesale and retails channels.  More than 150,000 people have downloaded our Android application to a mobile phone or tablet.  We have built a privately-managed, state-of-the-art global telecommunications platform using Internet Protocol (“IP”) technology and we offer a broad suite of private label VoIP products and services, for both wholesale and retail users.

We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Having built a fully-automated and scalable VoIP and video calling platform, that began as a wholesale platform for broadband carriers, our growth initiative is mobile services.  We believe the launching of our mobile services for Apple products in the second quarter and our planned utilization in the fourth quarter of Web Real-Time Communication (“WebRTC”), which enables browser to browser applications for voice calling, video chat and file sharing, will generate expeditious growth in our subscriber base and revenues.

Development of Business

We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high-quality handbags, totes, luggage and sport bags.  In 1998 we began reselling telephone services and in 1999, we divested our handbag and luggage operations, and focused entirely on telephone operations.

In 2004 we started to build our own IP telephone network, and, in December 2007, we changed our name to Pervasip Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” and our intention is to be known as a pervasive IP company with a ubiquitous global presence.

Our initial IP telephone efforts focused on providing wholesale digital voice services to other carriers.  As a wholesaler, we enable broadband service providers to sell a voice product to their existing customers before a retail VoIP company approaches the broadband service provider’s customer with its voice product.  This wholesale model contains cost advantages for us, especially with regard to customer acquisition costs, because we do not incur marketing costs to the end-users, who typically are already utilizing broadband services from our wholesale customer.

With the launching of our VoIP product for mobile phone users and our videophone service, we have changed our focus to the retail consumer.  We are actively marketing to individual consumers via social networking websites, video websites, classified ad postings, press release distributions, blogs and article writing.  We offer a free calling application to call the PSTN in 60 countries for 60 minutes and we offer a free videophone application.  We incur a per-minute charge for any calls made to the PSTN in conjunction with the 60 free minutes of calling that we offer.   The free videophone application has no costs of sales attributable to it because the call runs over the Internet, which has no per-minute costs.  We plan to encourage people to use the free video-calling application and the free 60 minutes of voice calling so that consumers can experience our high-quality product.  We believe that we will be able to contact users of our free products to convert a percentage of them into using our revenue-generating product.

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

Industry Background

The technology we employ to deliver our service, known as Voice over Internet Protocol (VoIP), enables communications over the Internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer).  IP is the most commonly used protocol for communicating on these packet-switched networks.  VoIP allows for the transmission of voice and data over these same packet-switched networks, providing an alternative to traditional telephone networks that use a fixed electrical path to carry voice signals through a series of switches to a destination.

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

The traditional telephone networks maintained by many local and long distance telephone companies, known as the PSTN, were designed solely to carry low-fidelity audio signals with a high level of reliability.  Although these traditional telephone networks are very reliable for voice communications, we believe these networks are not well-suited to service the explosive growth of digital communication applications for the following reasons:

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

Historically, packet-switched networks were built mainly for carrying non real-time data, although they are now fully capable of transmitting real-time data.  The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed.  Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network.  As a result, significantly more traffic can be transmitted over a packet-switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet-switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, facsimile and data traffic over the same network.  The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephone rates.

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks.  As broadband connectivity, including cable modem and digital subscriber line (or DSL), has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers.  Providing such services has the potential to both substantially lower the cost of telephone service and equipment to these customers and increase the breadth of features available to our subscribers.  Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.  We believe that televisions using the Android operating system will become increasingly popular and that these televisions will accommodate two-way video so that consumers will be making video calls from their Android televisions, using a video application such as the one we have developed.

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

●
Focus on offering enhanced calling features for Video calling services.  Our mobile video application contains compression technology that allows us to provide real-time video calling with very efficient bandwidth usage to many models of Android phones and tablets.  Our anticipated ability to customize our videophone application for iPhone users, will allow iPhone users to make mobile video calls to mobile Android devices.  Many iPhone users enjoy calling each other, but they have not been able to make video calls to friends and family on devices made by other manufacturers.  We believe that our free video app will draw significant attention to our product and allow us to provide some of our revenue-generating services to iPhone users.

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

Mobile VoIP – Mobility has become central to our development priorities.  Over the past 18 months, we have built a mobile platform that has the ability to deliver high-quality voice, messaging and video communication, across wired and wireless data networks.  We are offering our mobile VoIP product, as a downloadable application, on several web sites.  We primarily market it as a second line on a consumer’s mobile device, although we do have customers who use an Internet tablet and our mobile VoIP is their only telephone line.  We believe that as consumers adopt mobile VoIP and transition away from the circuit-switched networks now in use, consumers will find that having a second phone line on their mobile devices will be helpful to distinguish between business and personal calls.  Also, a second or third phone line becomes very useful to people who do not want to give out their permanent mobile phone number to someone they have recently met.  A mobile VoIP number from VoX comes with its own voice mail account so the customer with a VoX number can have a professional voice mail message or a personal voice mail greeting, depending on the preferences of the customer.

Our mobile VoIP application provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone.  In addition, VoX subscribers who use smart phones with a front facing camera are able to make free videos calls to other VoX subscribers.

Our mobile VoIP application has calling plans that offer some of the lowest international calling rates in the world.  Calls can be made for $0.07 a minute to a cell phone in Britain, Vietnam, Pakistan or Mexico, and for $0.12 per minute to Brazil.  Most wireless carriers charge significantly more for these routes.  The application also offers unlimited calling to more than 60 countries for $29.95 per month, or a “Pay and Go” plan that charges a user per minute and does not charge a monthly subscription fee and line fee.  With our Pay and Go plan, consumers only pay for the calls they make, using international rates that are frequently 80% less than the large U.S. carriers, and domestic rates that are $0.029 per minute.

We recently launched a pinless calling product, which makes use of the same VoIP platform, and directly competes with traditional calling card services.  We are in the process of making international calling cards for retailers to sell directly to their customers, and we have supplied one retain chain with downloadable UPC codes so that their customers have a document that can be scanned by the store’s cash register to pay for and activate the calling application.

VoIP over Fixed Broadband Services – Our home telephone replacement services are offered to residential, small office and home office customers through several service plans with different pricing structures. The service plans include an array of basic and enhanced features, and customers have the opportunity to purchase premium features for an additional fee. We also charge for local and international calling outside of plan limits.  Each of our residential, small office and home office calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. We also offer, in some cases for additional fees, a number of enhanced services that we believe help differentiate our service from our competitors

In order to access our residential, small office, and home office services, a customer need only connect a standard telephone to a broadband Internet connection through a small VoX-enabled device. After connecting the device, our customers can use their telephone to make and receive calls. Many of our adapters include a networking router and generally permit a subscriber to connect up to two VoX lines through a high-speed Internet connection. VoX-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience.  Our plug-and-play VoX-enabled devices permit portability as customers can take their VoX device to different locations where broadband service is available. We generally have not charged new residential customers for the adapters permitting use of our service, but we do charge our wholesale customers.

Our Network

We operate a sophisticated IP network to deliver our broadband voice services.  We carefully monitor the network as it automatically minimizes the route taken by packets carrying a voice conversation, and self-regulates traffic volumes to directly control the quality of service from the origination to the termination of a call.  Calls are connected on our network with minimal post-dial delay and our G.729, SILK and AMR codecs yield virtually no jitter.  When compared to other broadband voice carriers or wireline connections, we deliver a high-quality call.  Our softswitch utilizes advanced SIP infrastructure on a cluster of SIP servers and has the ability to scale at a low cost.  We believe the collective thought process of our SIP servers makes us unique, as our servers are capable of “thinking” about what they are doing and will perform self-healing functions when necessary to ensure a call is not dropped.  Unlike many of our competitors, we do not rely on Microsoft to power our softswitch.  By using our own open-source software platform, we are able to update the network as needed, avoid the delays of waiting for software upgrades from Microsoft and avert the problems associated with having too much reliance on one vendor in order to run our network.

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

Competition

The communications industry is highly competitive and the market for enhanced Internet and cloud-based communications services is new and rapidly evolving.  We believe the primary competitive factors that will determine our success in the Internet and cloud-based communications market are:

●	Quality of service;
●	Responsive customer care services;
●	Ability to provide customers with a telephone number in their local calling area;
●	Pricing levels and policies;
●	Quality of data service, provided by wireless telephone companies, over which our applications run;
●	Ability to provide E911 and 911 service;
●	Bundled service offerings;
●	Innovative features;
●	Ease of use;
●	Accurate billing;
●	Brand recognition; and
●	Quality of analog telephone adapter supported by us and used by our customer.

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

Research and Development

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

Major Customer

We had one customer that accounted for 29% of our revenues in fiscal 2012 and 24% of our revenues in fiscal 2011.

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

In June 2006, the FCC announced that interconnected digital voice providers, like us, would be required to contribute to the Universal Service Fund (“USF”) on an interim basis, beginning October 2006.  The FCC permitted interconnected digital voice providers to determine their USF contribution according to one of three different calculation methods. Implementation of the regulatory requirements compelled by the FCC’s action take considerable time and cost, and we cannot guarantee that we have implemented these requirements fully.  If we fail to report our revenue and remit USF on that revenue accurately, we may be subject to late fees, penalties or other actions, which could negatively affect our business.

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

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that an interconnected VoIP provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the one-day porting requirement, we could be subject to FCC enforcement action.

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the ICC obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the ICC system. The FCC's adoption of an ICC proposal will impact our costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the PSTN. It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges).  Numerous parties filed appeals of the FCC order in multiple federal circuit courts of appeal.  The 10th Circuit Court of Appeals was selected by lottery to decide the appeals. The appeals are pending. We cannot yet predict what, if any, impact the ICC regulations will have on our costs.

On April 30, 2012, the FCC released a Further Notice of Proposed Rulemaking on reforming federal USF contributions. Currently USF contributions are assessed on the interstate and international revenue of traditional telephone carriers and interconnected VoIP providers like us. The level of USF assessments on these providers has been going up over time because of decreases in the revenue subject to assessment due to substitution of non-assessable services such as non-interconnected VoIP services. If the FCC does reform USF contributions, we are unsure as to whether our contribution burden will increase or decline.

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

Employees

As of March 15, 2013, we had eight employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

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

The lease for our office space in White Plains, NY is approximately $1,000 per month and is renewable every three months.   We maintain two employees at this location, and we plan to maintain this location in 2013.  Most of our employees work from home offices.  We are aware of vacant office space if the need arises to have employees working together in the same office.

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

Quarter ended	High Price	Low Price
1st Quarter 2011	$0.07	$0.05
2nd Quarter 2011	$0.095	$0.0099
3rd Quarter 2011	$0.0589	$0.0115
4th Quarter 2011	$0.018	$0.0055
1st Quarter 2012	$0.0551	$0.012
2nd Quarter 2012	$0.032	$0.0186
3rd Quarter 2012	$0.0264	$0.0075
4th Quarter 2012	$0.0117	$0.0026

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

On September 19, 2012, we issued 4,779,922 shares of common stock, valued at $24,378, for payment on outstanding promissory notes of $17,000.

On September 24, 2012, we issued 3,076,923 shares of common stock, valued at $19,077, for payment on an outstanding promissory note of $10,000.

On October 2, 2012, we issued 4,800,000 shares of common stock, valued at $12,480, for payment on an outstanding promissory note of $12,000.

On October 3, 2012, we issued 6,400,000 shares of common stock, valued at $17,920, for payment on an outstanding promissory note of $10,000.

On October 4, 2012, we issued 29,687,250 shares of common stock, at a price of $0.02 per share, in exchange for proceeds of $593,745.

On October 9, 2012, we issued 9,777,778 shares of common stock, valued at $43,022, for payment on an outstanding promissory note of $17,600.

On October 23, 2012, we issued 4,651,639 shares of common stock, valued at $25,584, for payment on an outstanding promissory note of $14,885.

On October 24, 2012, we issued 4,347,826 shares of common stock, valued at $26,087, for payment on an outstanding promissory note of $10,000.

On November 8, 2012, we issued 5,000,000 shares of common stock, valued at $39,500, for payment on an outstanding promissory note of $15,000.

On November 13, 2012, we issued 9,300,000 shares of common stock, valued at $37,200, for payment on an outstanding promissory note of $31,620.

On November 16, 2012, we issued 6,225,200 shares of common stock, valued at $23,666, for payment on an outstanding promissory note of $16,186.

On November 19, 2012, we issued 3,076,923 shares of common stock, valued at $15,077, for payment on an outstanding promissory note of $8,000.

On November 27, 2012, we issued 5,684,211 shares of common stock, valued at $17,621, for payment on an outstanding promissory note of $9,500.

On November 29, 2012, we issued 9,828,877 shares of common stock, valued at $32,435, for payment on an outstanding promissory note of $18,380.

On November 29, 2012, we issued 8,000,000 shares of common stock, valued at $26,400, for payment on outstanding debt obligations of $20,866.

(b) Holders

As of March 15, 2013, a total of 532,438,834 shares of the Company’s common stock are currently outstanding held by approximately 178 shareholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of November 30, 2012, with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Restricted Stock Plan(1)			40,000
2007 Equity Incentive Plan (2)	43,000	$2.49	109,500
2010 Equity Incentive Plan (2)	-	-	20,000,000
Subtotal	43,000		20,149,500

Equity compensation plans not approved by security holders:

Employee stock options	150,000	1.50	-
2004 Equity Incentive Plan (2)	7,500	2.50	11,500
2009 Equity Incentive Plan (2)	150,000	1.00	21,000
2011 Equity Incentive Plan (2)	14,100,000	.02	5,900,000
Subtotal	14,407,500		5,932,500

Total	14,450,500		26,082,000
___________________________
(1)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(2)	Our 2004, 2007, 2009, 2010 and 2011 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

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

We began selling our VoIP services as a landline telephone business.  Over the past two years we have leveraged our technology to offer services and applications for mobile devices, such as smart phones and tablets.  In 2011 we introduced mobile applications, under the name of VoX Mobile, that allow free calling and messaging between users who have the application, as well as low-cost calling from anywhere in the world to anywhere in the world.  Our mobile applications work over 3G, 4G and WiFi and can be downloaded in any country.

In 2011, we began selling video VoIP services that run over a fixed broadband connection, and in February 2012, we added the video calling functionality to our mobile audio calling application.  Consumers who use certain Android phones or tablets with a front facing camera can now make free video calls on the VoX mobile network.

We plan to launch the same mobile calling app, with audio, messaging and video functionality, for iPhone and iPad devices in the second quarter of fiscal 2013,

We have managed a significant strategic shift to mobile VoIP while transforming the cost structure of our core business to drive significant improvements in our gross profit percentage from 34% in fiscal 2010 to 41% in fiscal 2011 and 55% in fiscal 2012.  In addition to reducing ongoing costs, we have contracted with an international carrier that gives us low international termination costs and allows us to be a low-cost mobile service carrier for several international calling destination.

We have made significant financial progress over the past year and again in the first quarter of fiscal 2013, by reducing our debt and providing an improved financial foundation for the future.  In fiscal 2012, we reduced the debt that we owe to our secured lenders by more than 50%, lowering it from $13,177,587 to $6,368,078, and reduced our interest rate on the remaining secured debt to zero percent.

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Services to mobile and other connected devices. We are developing next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  In 2013 we expect to expand our mobile service offerings to include voice and video calling from iPhone and iPad devices.  We anticipate our Android voice and video application will continue in popularity as our addressable market grows.  In October 2012 Google reported that 1,300,000 Android devices are activated each day and there are currently more than 1 billion mobile Android devices roaming the world.

International long distance calling.  The markets for international long distance are large and growing and we plan to leverage our VoIP network by offering consumers a low-cost and convenient alternative to the international services offered by telephone and cable companies and international calling cards.  Industry data estimates the international long distance calling market to be $80 billion annually, with up to 15% of such calling originating in the United States.  An increasing proportion of our customer base consists of international callers.  We target substantial market opportunities by offering calling rates to mobile phones in Mexico, Britain, Brazil, Vietnam and Pakistan at rates that are more than 65% lower than the major wireless carriers.

Low-end domestic.  While our primary emphasis remains mobile calling, the domestic-only calling segment, with more than 40 million broadband households, is a sizeable opportunity that we expect to target with Android-based home phones.  We currently support this segment with an analog telephone adapter device that we sell with our monthly VoIP service plan, similar to many of our competitors.  Several manufactures are now making a cordless Android home-phone that runs on the household’s WiFi connection, and we intend to use this new device to further penetrate the low-end domestic market.  We believe this segment represents a large incremental market opportunity for light users who want to keep their home phone number, but no longer want to pay a monthly recurring line fee for the benefit of having a landline or a VoIP line in their home.  By using our Pay and Go application, these users can pay for calls as they make them, from an Android-based cordless phone, port their existing phone number to our VoIP platform, and not have to pay the monthly recurring line charges that subscription-based plans require of users.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an analog telephone adapter (“ATA”), we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2012 and 2011.

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

Results of Operations

Our revenues for fiscal 2012 decreased by approximately $292,000, or approximately 23%, to approximately $1,000,000 as compared to approximately $1,292,000 reported for fiscal 2011.  The decrease in revenues was mainly due to the loss of lower margin wholesale business during the year, which we consider less desirable than our higher margin wholesale business or our mobile VoIP product.  Our sales representatives and our advertising are now focusing only on the growth of our mobile app product, which we anticipate will see significant gains in fiscal 2013.  We measure the growth in number of credit card payments each day from app users and in the number of daily calls made by mobile customers.  In early January 2013 we averaged three credit card payments a day and in March 2013 we average 14 payments a day.  We have had as many as 29 credit card charges in one day, and we believe that we can continue to grow our mobile app customer base and reach 50 payments a day soon after our iPhone app is released.  We believe our automated back office and VoIP platform can easily support thousands of transactions each day and we continue to search for new ways to market our product.  Beginning in February 2013, our mobile app customers make more than 1,000 calls per day.

Our gross profit for fiscal 2012 increased by approximately $28,000 to approximately $552,000 from a gross profit of approximately $524,000 reported in fiscal 2011, and our gross profit percentage of 55% in fiscal 2012, as compared to 41% in fiscal 2011, increased by 14 percentage points.  Although we had a reduction of revenue due to the loss of some wholesale customers, we had an increase in gross profit due to the higher gross profit percentage that we achieved.  We were able to reduce our cost of completing calls to phone numbers that are not on our network and to increase some of the fees we charge to our customers.

Selling, general and administrative expenses (“SG&A”) decreased by approximately $17,000, or approximately 1%, to approximately $2,094,000 for fiscal 2012 from approximately $2,111,000 reported in the prior year fiscal period.  The decrease is attributable to general overhead cuts, primarily in salaries and consulting fees of approximately $278,000, which were offset by a financing charge of approximately $261,000.

Bad debt expense decreased by approximately $7,000 to approximately $6,000 for fiscal 2012 as compared to approximately $13,000 for the prior fiscal year.   There were no large delinquencies in fiscal 2012.

Interest expense decreased by approximately $1,382,000 to approximately $2,196,000 for the year ended November 30, 2012 as compared to approximately $3,578,000 for the prior fiscal year.  Our borrowings in fiscal 2012 were significantly less than in fiscal 2011 due to the reduction of outstanding debt to our secured debt holder, in conjunction with a debt settlement arrangement.  The debt settlement agreement resulted in a troubled debt restructuring gain in fiscal 2012 of approximately $6,339,000.   Additionally, our principal lender reduced our interest rate to zero percent effective February 1, 2012.

For the year ended November 30, 2012, we recorded a gain on the settlement of liabilities of approximately $314,000 as compared to a gain of approximately $107,000 in the prior fiscal period. In fiscal 2011 we recorded a gain on the extinguishment of a derivative liability of $497,667.

For the year ended November 30, 2012, we recorded income from a mark-to-market gain of $92,872, as compared to a mark-to-market gain of $101,474 in fiscal 2011.

Liquidity and Capital Resources

At November 30, 2012, we had cash and cash equivalents of approximately $12,000 and negative working capital of approximately $11,817,000 as compared to cash and cash equivalents of approximately $10,000 and negative working capital of approximately $18,805,000 at November 30, 2011.

Net cash used in operating activities aggregated approximately $870,000 and $625,000 in fiscal 2012 and 2011, respectively.  The principal source of cash from operating activities in 2012 was the net income for the year of approximately $3,174,000 and amortization of debt discount of approximately $1,783,000.  These amounts were offset primarily by a gain from debt reductions of approximately $6,339,000. The principal use of cash from operating activities in fiscal 2011 was the loss for the year of approximately $4,450,000. The use of cash was offset in part by an increase in accounts payable of approximately $2,303,000 and amortization of debt discount of approximately $2,061,000.

Net cash provided by financing activities aggregated approximately $872,000 and $603,000 in fiscal 2012 and 2011, respectively.  The principal sources of cash from financing activities were net proceeds from short-term borrowings of approximately $413,000 and proceeds from issuances of common stock of approximately $581,000.  Uses of cash consisted of payments of debt of approximately $122,000.  The principal sources of cash from financing activities in fiscal 2011 were net proceeds from short-term borrowings of approximately $397,000 and proceeds from issuances of common stock of approximately $210,000.

In fiscal 2012 and 2011, there were no expenditures for capital assets.

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

Although we are not yet profitable and we are not generating cash from operations, we believe we have short-term financing available to fund our monthly cash-flow deficit from a group of investors (the “Investors”) that expended a total of approximately $500,000 in February and March of 2013 to help our operations and improve our balance sheet. Included in the expenditures made by the Investors was a $250,000 payment to our secured lender, $150,000 in working capital for the Company, a buy out of a convertible debenture holder of approximately $37,000 and payments for closing costs on a financing.  The payment of $250,000 to our secured lender resulted in a reduction of debt that we owe our secured lender of approximately $5,000,000 under the terms of a debt assignment agreement.  The Investors have indicated to us that they believe they can be helpful to us in our operations by having us write applications for other businesses in which they have made investments.  In our agreement with the Investors, we are allowed to obtain financing from other sources so long as we ask the Investors for their consent, which consent will not be withheld for reasonable financings.

Although we have significantly improved our balance sheet with the transaction with the Investors, we continue to have liabilities in excess of our assets.  We are working to settle our remaining liabilities and consequently we continually look for other financing sources.  In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  The most significant estimates include:

●	revenue recognition and estimating allowance for doubtful accounts;
●	valuation of derivative liabilities; and
●	income tax valuation allowance.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant customers and we require most of our wholesale customers to post a deposit, typically an amount between $2,500 and $5,000, which may be refunded after several months of prompt payments.   Our mobile VoIP customers are required to pay in advance and we have no allowance for doubtful accounts associated with these customers.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation.  During fiscal 2009 we recognized an impairment loss as we concluded the carrying amount of internally developed capitalized software was not be recoverable.  In fiscal 2012 we purchased new equipment for our VoIP platform and we carry the equipment on our books at its salvage value.  As a result of these actions we do not carry any plant and equipment assets on our books.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer / Principal Financial Officer (“PEO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO concluded that the Company’s disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2012, and identified the following material weaknesses:

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

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this purpose.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 14, 2013.  There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position

Paul H. Riss	57	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

Greg M Cooper	53	Director

Mark Richards	53	Chief Information Officer and Director

Cherian Mathai	56	Director

Scott Widham	55	Director

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships.  While each director is typically elected for a one-year term, we did not have an annual stockholders meeting for the election of directors in 2012.  The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

Paul H. Riss, age 57, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

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

Greg M Cooper, age 53, Director

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

Mark Richards, age 53, Chief Information Officer and Director

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

Cherian Mathai, age 56, Director

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

Our board of directors held 6 meetings during the fiscal year ended November 30, 2012.  During fiscal 2012, each director attended at least 75% of the board of directors and committee meetings of which he was a member during such time as he served as a director.  From time to time, the members of our board of directors act by unanimous written consent pursuant to the laws of the State of New York.  No fees are paid to directors for attendance at meetings of the board of directors.

Compensation Committee

We have a compensation committee currently composed of Greg M Cooper and Scott Widham.  Mr. Widham is the Chairman of the committee.  The compensation committee establishes remuneration levels for our executive officers.  The compensation committee did not meet during the fiscal year ended November 30, 2012.

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

Audit Committee

We have an audit committee that, during the fiscal year ended November 30, 2012, was composed of Greg M Cooper, Cherian Mathai and Scott Widham.  Each audit committee member is an independent director as defined by the rules of the National Association of Securities Dealers.  A written charter approved by our board of directors and attached as Annex A to our 2007 proxy statement, which was filed with the SEC on May 15, 2007, governs the audit committee.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

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

Fiscal 2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)(4)	Total ($)
Paul H. Riss Chairman, Chief Executive Officer and Chief Financial Officer	2012 2011 2010	$175,000 165,000 175,000	$0 0 0	$0 10,000 0	$9,190 246 0	$0 0 0	$0 0 0	$0 0 0	$184,190 175,246 175,000

Mark Richards Chief Information Officer	2012 2011 2010	180,000 180,000 5,000	0 0 0	0 0 120,000	61,330 71,520 71,520	0 0 0	0 0 0	0 0 55,000	241,330 251,520 251,520

(1)	Amounts in this column include unpaid salary to Mr. Riss and Mr. Richards of $318,946 and $23,465, respectively, at November 30, 2012.

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

(4)	Mr. Richards received consulting fees from one of our vendors amounting to $55,000 in fiscal 2010.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2012, for each of the named executive officers.   The Named Executives did not exercise any options in Fiscal 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Paul H. Riss	1,333,333	2,666,666		$0.01	11/21/2016
Mark Richards	150,000		-	$1.50	10/09/2014

Stock Option Grants

There were no stock option grants or exercises is fiscal 2012.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 14, 2013, there were 532,438,834 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 51 shares of Series C Preferred stock outstanding, held by our Named Executives, as detailed in the chart below.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of March 15, 2013, by:

●	Each person whom we know beneficially owns more than 5% of the common stock;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of March 15, 2013, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series C Preferred Stock Beneficially Owned (7)		Percent of Shares of Series C Preferred Stock Beneficially Owned

G3 Connect, LLC 321 Newark Street 3rd Floor Hoboken, NJ 07030	96,947,250	(1)	16.17%

Paul H. Riss Pervasip Corp. 75 South Broadway, Suite 400 White Plains, New York 10601	23,271,866	(2)	4.31%	48	(8)	94.12%

Mark Richards 75 South Broadway, Suite 400 White Plains, New York 10601	6,774,333	(3)	1.80%	3	(9)	5.88%

Greg M. Cooper Cooper, Niemann & Co., CPAs, LLP PO Box 190 Mongaup Valley, New York 12762	171,667	(4)	*

Scott Widham Alpheus Communications 1301 Fannin, 20th Floor Houston, Texas 77002	167,667	(5)	*

Cherian Mathai 75 South Broadway, Suite 400 White Plains, New York 10601	167,667	(6)	*

All directors and executive officers as a group (five individuals)	30,553,200		5.64%	51		100%

* Less than 1%.

(1)	Includes 7,239,333 shares of common stock subject to warrants and options that are presently exercisable or exercisable within 60 days after March 15, 2013.

(2)	Includes 1,500,000 shares of common stock subject to options and warrants that are presently exercisable or exercisable within 60 days after March 14, 2012.

(3)	Includes 12,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 15, 2013.

(4)	Includes 21,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 15, 2013.

(5)	Includes 11,000 shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 15, 2013.

(6)
Each one share of Series C Preferred has voting rights equal to (x) 0.019607  multiplied by  the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”),  divided by  (y) 0.49,  minus  (z) the Numerator.

(7)	Mr. Paul Riss owns 48 shares of Series C Preferred Stock, which is representative of 296,987,537 shares solely for voting purposes.

(8)	Mr. Mark Richards owns 3 shares of Series C Preferred Stock, which is representative of 18,561,721 shares solely for voting purposes.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We paid fees to an intellectual property development firm (“Consultant”) of $192,000 in fiscal 2012 and 2011, respectfully.  All such work performed by the Consultant is the property of our company.  An officer of our company has performed work for the Consultant, including disbursement services, in which funds that were remitted by us to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.

At November 30, 2012 the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $752,755

At November 30, 2012, unpaid salary owed to our chief information officer amounted to $23,465.

We paid fees of $2,000 in fiscal 2012 and $4,000 in fiscal 2011 to Cooper, Neimann & Company CPA, LLP for preparation of our federal and state income tax returns, and we owe $4,800 in unpaid fees.  Our board member, Greg Cooper, is a partner in this firm.

At November 30, 2012 and 2011, we owed G3 Connect LLC, $5,548 and $1,967 in unpaid commissions, respectively.

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

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Nussbaum Yates Berg Klein & Wolpow LLP for the audit of our annual financial statements for the years ended November 30, 2012 and 2011, and fees billed for other services rendered by Nussbaum Yates Berg Klein & Wolpow LLP during those periods.

	2012	2011
Audit fees	$97,500	$97,500
Audit related fees	−	−
Tax fees	−	−
All other fees	−
Total	$97,500	$97,500

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

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.

3.4	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

3.5	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.

3.6	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.

3.7	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.8	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.

3.9	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.

3.10	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 23, 2012.

3.11	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2012.

3.12	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 18, 2013.

3.13	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.

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

4.15	6% Convertible Promissory Note, dated November 22, 2011, issued in favor of G3 Connect (as filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 15, 2012)

4.16
6% Secured Amended & Restated Convertible Debenture, dated November 30, 2005, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2013)

4.17
2% Secured Amended & Restated Convertible Debenture, dated May 31, 2006, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2013)

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

10.27	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.

10.28	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 6, 2013

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERVASIP CORP.

Date: March 15, 2013	By:	/s/ Paul H. Riss
	Name:	Paul H. Riss
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chief Executive Officer (Principal Executive Officer), Chief	March 15, 2013
Paul H. Riss	Financial Officer (Principal Financial Officer) (Principal
Accounting Officer), Treasurer and Chairman

/s/ Greg M. Cooper	Director	March 15, 2013
Greg M. Cooper

/s/ Mark Richards	Chief Information Officer and Director	March 15, 2013
Mark Richards

/s/ Cherian Mathai	Director	March 15, 2013
Cherian Mathai

/s/ Scott Widham	Director	March 15, 2013
Scott Widham

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE
YEARS ENDED NOVEMBER 30, 2012 AND 2011

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Income (Loss)	F-3

Statements of Stockholders’ Equity Deficiency and Comprehensive Income (Loss)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pervasip Corp.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Pervasip Corp. and subsidiaries as of November 30, 2012 and 2011 and the related consolidated statements of income (loss), stockholders’ equity deficiency and comprehensive income (loss), and cash flows for each of the years then ended. Pervasip Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasip Corp. and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York
March 15, 2013

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2012 AND 2011

	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$12,366	$9,608
Accounts receivable, net of allowance of $24,108 in 2012 and $18,489 in 2011	75,494	109,682
Prepaid expenses and other current assets	20,558	44,613

Total current assets	108,418	163,903

Other assets	69,658	43,950

Total assets	$178,076	$207,853

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

Current liabilities:
Current portion of long-term debt and capital lease obligations	$7,444,490	$14,412,961
Accounts payable and other current liabilities	2,297,242	2,550,172
Due to Pension Benefit Guaranty Corporation	1,821,464	1,730,727
Derivative liabilities	361,760	274,908

Total current liabilities	11,924,956	18,968,768

Mandatorily redeemable preferred stock	-	-
Long-term debt	358,614	314,355

Total liabilities	12,283,570	19,283,123

Stockholders’ equity deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 51 shares issued and outstanding in 2012 and 2011	-	-
Common stock, $.001 par value; 400,000,000 shares authorized; 303,187,814 and 99,489,749 shares issued and outstanding in 2012 and 2011	303,187	99,490
Capital in excess of par value	39,216,866	35,623,697
Accumulated other comprehensive income	1,211	2,232
Deficit	(51,626,758)	(54,800,689)

Total stockholders’ equity deficiency	(12,105,494)	(19,075,270)

Total liabilities and stockholders’ equity deficiency	$178,076	$207,853

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

	2012	2011

Revenues	$999,822	$1,291,789

Cost and expenses:
Costs of services	447,427	767,816
Selling, general and administrative	2,094,148	2,111,123
Provision for bad debts	5,619	12,817

Total costs and expenses	2,547,194	2,891,756

Loss from operations	(1,547,372)	(1,599,967)

Other income (expense):
Interest expense	(2,196,119)	(3,578,057)
Other, net	171,468	22,070
Gain on troubled debt restructuring	6,338,601	-
Gain (loss) on settlement of liabilities	314,481	106,929
Gain on extinguishment of derivative liability	-	497,667
Mark to market adjustment of derivative liabilities	92,872	101,474

Total other income (expense)	4,721,303	(2,849,917)

Net income (loss)	$3,173,931	$(4,449,884)

Basic earnings (loss) per share	$.02	$(0.10)
Diluted earnings (loss) per share	$.01	$(0.10)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

					Accumulated	Total
			Capital		Other	Stockholders’
	Common Stock		in Excess of		Comprehensive	Equity
	Shares	Amount	Par Value	Deficit	Income (Loss)	Deficiency
Balance, December 1, 2010	6,871,606	$6,872	$32,532,873	$(50,350,805)	$1,789	$(17,809,271)
Net loss				(4,449,884)		(4,449,884)
Foreign currency translation adjustment					443	443
Comprehensive loss						(4,449,441)
Employee stock based compensation and conversions			144,670			144,670
Issuance of common stock	2,100,000	2,100	207,900			210,000
Common stock issued for services	3,161,000	3,161	42,422			45,583
Issuance of common stock for satisfaction of liabilities	87,282,143	87,282	2,688,407			2,775,689
Exercise of stock options	75,000	75	7,425			7,500
Balance, November 30, 2011	99,489,749	99,490	35,623,697	(54,800,689)	2,232	(19,075,270)
Net income				3,173,931		3,173,931
Foreign currency translation adjustment					(1,021)	(1,021)
Comprehensive income						3,172,910
Employee stock based compensation			129,935			129,935
Issuance of common stock	34,673,250	34,673	646,327			681,000
Common stock issued for services	6,000,000	6,000	78,063			84,063
Issuance of common stock for satisfaction of liabilities	163,024,815	163,024	2,738,844			2,901,868
Balance, November 30, 2012	303,187,814	$303,187	$39,216,866	$(51,626,758)	$1,211	$(12,105,494)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

	2012	2011
Operating activities:
Net income (loss)	$3,173,931	$(4,449,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	129,935	144,670
Common stock, options and warrants granted for services	84,063	45,583
Provision for bad debts	5,619	12,817
Gain on settlement of liabilities	(314,481)	(604,596)
Gain on troubled debt restructuring	(6,338,601)	-
Amortization of debt discount	1,782,813	2,061,472
Reversal of accounts payables	(172,768)	-
Mark to market adjustment of derivative liabilities	(92,872)	(101,474)
Changes in operating assets and liabilities:
Accounts receivable	28,569	(32,461)
Prepaid expenses and other current assets	24,055	(3,652)
Other assets	(25,708)	(131)
Accounts payable, other current liabilities and pension related liabilities	845,829	2,302,958
Net cash used in operating activities	(869,616)	(624,698)

Financing activities:
Net proceeds from borrowings	413,500	397,280
Proceeds from exercise of stock options	-	7,500
Proceeds from issuance of common stock	581,000	210,000
Payments of debt	(122,126)	(12,127)
Net cash provided by financing activities	872,374	602,653
Increase (decrease) in cash and cash equivalents	2,758	(22,045)
Cash and cash equivalents at beginning of year	9,608	31,653
Cash and cash equivalents at end of year	$12,366	$9,608
Cash paid during the year for:
Interest	$23,309	$22,337
Taxes	$-	$-

Supplemental disclosure of non-cash investing   and financing activities:

See Notes 3, 8 and 12 for non-cash investing and financing activities.

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

1.         Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Pervasip Corp. (“Pervasip”, or the “Company”) is a provider of low-cost voice and video telephone services, connecting people through cloud-connected devices worldwide.  Most of the Company’s revenues are derived from customers in the United States that are broadband service providers or other telephone service providers.  The Company provides them with a customized private label Internet protocol (“IP”) telephony service, as well as a back-office and web suite of services.  The Company uses Session Initiation Protocol technology to provide all the components needed to support its IP telephony service.

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

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

1.         Description of Business and Summary of Accounting Principles (Continued)

Revenue Recognition

Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services.  Revenues for carrier interconnection and access are recognized in the period in which the service is provided.

Costs of Services

Costs of telephony services consist primarily of direct costs that we pay to third parties in order to provide telephone services.  These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability. These costs also include taxes that the Company pays on telecommunications services from our suppliers or are imposed by government agencies. These costs do not include indirect costs such as depreciation and amortization, payroll, and facilities costs.

Development Expenses

Costs for research, including predevelopment efforts prior to establishing technological feasibility of software expected to be marketed, are expensed as incurred. Development costs are capitalized when technological feasibility has been established and anticipated future revenues support the recoverability of the capitalized amounts. Capitalization stops when the product is available for general release to customers. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, we have not capitalized any software development, and have expensed these costs as incurred. These costs are included in selling, general and administrative expense.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  The Company extends credit to certain wholesale customers and generally requires a deposit to minimize its credit risk.  Once a wholesale customer is billed for services, the Company actively manages the accounts receivable and may return the deposit if the customer has a track record of making timely payments of invoices for six consecutive months.  Individual consumers, including all consumers that use the Company’s mobile Voice over Internet Protocol (“VoIP”) application, are required to prepay for all mobile telephone services via a credit card or an online payment service, such as Paypal.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.  For 2012 and 2011, the Company excluded from its net income (loss) per share calculations potentially dilutive securities of 22,243,000 and 90,424,594, respectively, because their effect on net income (loss) per share was anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2012 and 2011.

Concentrations

As of November 30, 2012 and 2011, the Company had one customer that constituted 22% and 12%, respectively, of its accounts receivable.  For the years ended November 30, 2012 and 2011, one customer accounted for 29% and 24% of the Company’s revenues, respectively.

The Company is dependent on the availability and functionality of the networks of its two primary suppliers and is vulnerable to a cessation or disruption of service if the Company is not able to pay these vendors timely.

 PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

1.         Description of Business and Summary of Accounting Principles (Continued)

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity and comprehensive income (loss).

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments under the Financial Accounting Standards Board (“FASB”) authoritative guidance, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation.  Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged.  Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item.  Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings.  Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).  At November 30, 2012 and 2011, the Company did not have any derivative instruments that were designated as hedges.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

1.         Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation

The Company issues stock and stock options to its employees, outside directors and consultants pursuant to stockholder approved and non-approved stock option programs.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. For the years ended November 30, 2012 and 2011, the Company recorded approximately $130,000 and $145,000 in employee stock-based compensation expense and approximately $77,000 and $46,000 in consultant compensation expense, which is included in selling, general and administrative expenses.  As of November 30, 2012 and 2011, there was approximately $53,000 and $117,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a period of up to three years.

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 100,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (an “Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2012 and 2011, 11,500 and 56,153 option shares, respectively remain unissued.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 200,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2012 and 2011, 109,500 and 67,000 option shares, respectively remain unissued.

The Company’s 2007 Contingent Stock Option Plan (the “Contingent Plan”) provided for the grant of up to 789,351 contingent stock options.  Under the Contingent Plan, contingent stock options could be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2011 all options were granted under this plan. All of the options expired on November 19, 2012.  These options were scheduled to vest when the Company generated, for three consecutive months, positive cash flow from operations before interest, taxes, depreciation and amortization expense. From the time when the Contingent Plan was established in 2007, the Company had determined that the performance condition was not probable of achievement, and accordingly, no compensation cost was recognized during the years ended November 30, 2012 and 2011.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

1.         Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 500,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2012 and 2011, approximately 21,000 option shares remain unissued and are available for future issuance.

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”), as amended, provides for the grant of up to 25,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2010 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  The 2010 Plan was amended in fiscal 2012 from 5,000,000 option shares to 25,000,000 option shares.  As of November 30, 2012 and 2011, 20,000,000 option shares and –0- option shares, respectively, remain unissued.

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the grant of up to 20,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2011 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2012 and 2011, 5,900,000 option shares remain unissued.

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 1,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

The fair value of each stock option grant is based upon the fair value of services rendered to the Company.  In fiscal 2011, the fair value of stock options granted to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: annual dividends of $-0-, expected volatility of 270%, risk-free interest rate of 1%, and expected life of up to five years, depending on the individual grant.  The weighted-average fair value of all stock options granted in 2011 was $.02.  No stock options were granted to employees in fiscal 2012.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

1.         Description of Business and Summary of Accounting Principles (Continued)

Stock Based Compensation (Continued)

As the stock-based compensation expense recognized on the consolidated statements of operations is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures.  ASC 718, “Compensation-Stock Compensation” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on the Company's historical experience.

With the above valuation methods, the total value of stock options granted in 2012 and 2011 was $–0- and approximately $177,000, respectively, which are amortized ratably over the related vesting periods, which ranged from immediate vesting to five years.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the annual periods beginning after December 15, 2011 and the interim period within that year with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-12 will have a material impact on the Company's consolidated results of operation and financial condition.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” an accounting standard update, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company does not believe that the adoption of this updated accounting standard will not have a significant impact on our consolidated financial position, results of operations, or cash flows.

 PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

2.         Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring substantial losses from its continuing operations and as of November 30, 2012 has negative working capital of $11,816,538 and a stockholders’ equity deficiency of $ 12,105,494. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

1.
Seek to raise debt or equity for working capital purposes and to pay off existing debt agreements. With sufficient additional cash available to the Company, it can begin to cover monthly cash losses and allocate funds toward marketing its products to achieve additional sales and consequently cut monthly operating losses.

2.
Continue to create new variations of our Android app to obtain new subscribers. In order to capitalize on the rapid growth of Android devices, the Company also launched a video application that allows users of certain Android devices to make video calls to other users of the Company’s video application.  The video calling application is a free download. It is designed to attract more subscribers to our network so that we can offer them low-cost calling rates for mobile telephone calls that are audio only.

3.
Continue to develop new uses and distribution channels for its mobile VoIP service. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. The Company plans to create a mobile VoIP and video app for iPhone and Blackberry users so that users can make video calls from an iPhone or a Blackberry phone to an Android phone or tablet.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

2.         Going Concern Matters and Realization of Assets (Continued)

4.
Find new sources for the Android app and offer it to telephone entities, such as prepaid calling card companies that desire to utilize a digital product, and to mobile wallet companies that are seeking to (i) obtain higher revenues from their customer base by offering more revenue-generating services or (ii) use Mobile VoIP, text messaging and video telephony as an innovative service to attract additional mobile wallet customers.

There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

3.         Debt

The following table summarizes components of long-term debt and capital lease obligations as of November 30, 2012 and 2011:

Principal lender:	2012	2011	Interest Rate

Note dated November 30, 2005	$986,271	$2,080,349	5.25	%(1)
Note dated May 31, 2006	716,041	1,510,673	5.25	%(1)
Note dated September 28, 2007	2,378,733	4,960,260	9.75	%(1)
Note dated May 28, 2008	1,148,254	2,332,294	20.00	%(1)
Note dated October 29, 2008	709,001	1,425,045	15.00	%(1)
Note date February 15, 2009	402,797	812,531	20.00	%(1)
Note dated October 6, 2009	3,802	7,835	5.25	%(1)
Note dated November, 2009	23,179	48,600	5.25	%(1)

Total principal lender debt	6,368,078	13,177,587

Short-term borrowings	1,068,867	1,203,274	0.00% - 24.00%
Capital lease obligations	7,545	32,100	12.00% - 17.38%
Total short-term debt	7,444,490	14,412,961
Long-Term Debt	358,614	314,355
Total Debt	$7,803,104	$14,727,316

(1)  Effective February 1, 2012, the interest rate to the principal lender was revised to 0%.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

3.         Debt (Continued)

Debt with Principal Lender

As of November 30, 2012 and 2011, the Company owed its principal lender (“Lender”) $6,368,078 and $13,177,587, respectively.  All of such debt became due by its terms on September 28, 2010.  The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with the Lender. The Lender has not issued a default notice and has signed two agreements over the past fourteen months to sell all of its debt at a discount to a third party.

On February 3, 2012, the Lender entered into a contract to sell such debt to JDM Group, LLC (“JDM”).  JDM agreed to pay the Lender in installments over time, $1,500,000 to acquire all of the debt from the Lender.  The first installment of $600,000 was due on February 15, 2012, and the balance of $900,000 was payable on the 30th day of each month in installments of $100,000 beginning on March 30, 2012. For each $100,000 paid to the lender, $930,000 in debt would be reduced to the lender. In conjunction with this agreement, the Lender agreed to not charge any interest on the debt owed, beginning on February 1, 2012. JDM also entered into an agreement with which required the Company to pay JDM $1,700,000, without interest, in August 2013 to repay such debt to JDM assuming that JDM had paid the full $1,500,000 to the lender. The debt to JDM was convertible by JDM into shares of our common stock at a conversion rate equal to a 10% discount to the volume weighted average trading price of the Company common stock for the three trading days prior to such conversion. The conversion price was subject to a minimum conversion price of $.02 per share.

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

The Company made the $100,000 payment due to the Lender on March 30, 2012 on behalf of JDM, and JDM signed over to the Company a $930,000 debt reduction that was assigned to JDM by the Lender.  JDM assigned the $100,000 payment due on April 30, 2012 to a third-party investor for a payment to the lender of $100,000, and an additional $930,000 of debt reduction was achieved with the lender. The Company granted the new investor the ability to convert the debt into stock at a 37.5% discount to the market price of our common stock, as defined in the agreement.  Subsequent to such assignment, JDM asked the lender for a deferral of the monthly payments and did not make any of the monthly payments due on May 30, 2012 or thereafter, leaving $700,000 remaining to pay to the Lender under this agreement. Through the $800,000 in payments to the lender under this agreement, the Company achieved a reduction in the debt to the lender of $7,340,000. The Company has no further obligation to JDM (see below).

 PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

3.         Debt (Continued)

Debt with Principal Lender (Continued)

As the Company is experiencing financial difficulties and JDM has granted the Company a concession by extending the term of the debt and reducing the amount of debt the Company is required to pay, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments to JDM are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the year ended November 30, 2012 and a gain from troubled debt restructuring was recognized of $6,338,601. The basic and diluted earnings per share on the gain was $0.04 and $0.02.

On February 6, 2013, the Lender cancelled its agreement with JDM and entered into a contract to sell all remaining debt due by the Company to another party, NetCapital.com, LLC. (“NCC”) for a price of $350,000 on the condition that the Company also issue three-year warrants to the Lender to purchase 10 million shares of common stock of the Company at a price of $0.01 per share.  The Company issued such warrants on February 15, 2013 and NCC agreed to pay the Lender a minimum of $25,000 per installment so that a total of $350,000 was to be paid over an eight-week period, to acquire all debt due to the Lender.  NCC assigned its rights to 112359 Factor Fund, LLC (the “Investor”) effective February 15, 2013, and the Investor subsequently made a payment of $250,000 under the agreement between the Lender and NCC.  The Investor plans to make additional payments totaling $100,000 by April 15, 2013 to the Lender so that the existing liens on the Company’s assets are transferred from the Lender to the Investor.  See Note 13.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

3.         Debt (Continued)

Short-Term Borrowings

As of November 30, 2012 and 2011, short-term borrowings are :

		2012	2011	Interest Rate

Demand noted payable to Chief Executive Officer	a	$502,426	$477,730	12% - 24%

Other demand notes	b	118,642	493,346	0% to 12%

Convertible notes	c	447,799	232,198	0% to 12%

		$1,068,867	$1,203,274

Weighted average interest rate on short-term borrowings		8.7%	8.1%

a)	Demand notes payable to the Company’s Chief Executive Officer total of $502,426 and $477,730, at November 30, 2012 and 2011, respectively, at annual interest rates ranging from 12% and 24%.
b)
Short-term borrowings at November 30, 2012 include three demand notes of $50,000, $18,000 and $18,000 at a zero percent interest rate and a past-due note of $32,642 that is in default at an annual interest rate of 14%.

Short-term borrowings at November 30, 2011 also include three demand notes, at a zero percent interest rate, totaling $144,276, and one demand note totaling $349,070 at an annual interest rate of 12%.

c)
Short-term borrowings at November 30, 2012 also include 11 convertible notes (the “Convertible Notes”) at annual interest rates ranging from 0% to 12%, totaling $447,799. The Convertible Notes consist of six notes totaling $239,499 that we issued in exchange for cash payments to our Company, one note of $19,000 that we issued in exchange for services rendered, and four notes totaling $189,300 that we issued in exchange for existing non-convertible notes payable.  Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 10% to 55%.  For a limited period of time before a conversion notice is submitted, the Company has the right to pre-pay some or all of the Convertible Notes at a 15% to 50% premium to the principal amount that is retired.

Short-term borrowings at November 30, 2011 also include 5 convertible notes (the “2011 Convertibles”) at annual interest rates ranging from 0% to 8%, totaling $232,198.  The 2011 Convertibles consist of two notes that we issued in exchange for cash payments to our Company aggregating $105,000, and three notes that which we issued in the aggregate total of $329,610, in exchange for existing notes payable, including notes payable to our Chief Executive Officer of $54,610.  Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 10% to 50%.  For a limited period of time before a conversion notice is submitted, the Company has the ability to pre-pay some or all of the Convertible Notes at a 15% to 30% premium to the principal amount that is retired.

The conversion features embedded in the Convertible Notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In six of the eleven Convertible Notes for 2012, and four of five Convertible Notes in 2011, the conversion feature was accounted for as a derivative liability.  The derivatives associated with the Convertible Notes were recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  Five of the eleven Convertible Notes for 2012 and one of the five Convertible Notes for 2011 are convertible into common stock at a fixed number of shares and the conversion option is not a derivative liability.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

3.         Debt (Continued)

Short-Term Borrowings (Continued)

The derivative liability for the Convertible Notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free interest rate of 1% and volatility of 243% for 2012 and a risk free interest rate of 1% and volatility of 270% for 2011.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which were recorded as other income or expense in our consolidated statement of income (loss). As of November 30, 2012 and 2011, the fair value of such derivative totaled $361,760 and $274,908.  During the years ended November 30, 2012 and 2011, the Company recognized income arising from the change in fair value of the derivatives of $92,872 and $101,474 respectively.

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

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60.  As the total future cash payments of the New Note are greater than the carrying value, no adjustment has been made to the carrying value of the debt.  The New Note bears interest under its new effective interest rate of 16.412% representing the rate that equates the present value of the total future cash payments to the carrying value of the debt. The New Note has a carrying value of $344,954 and $292,148 at November 30, 2012 and 2011. Additionally, as the Company no longer has a derivative liability associated with the Notes as the beneficial conversion feature associated with the New Note is for a fixed and determinable number of shares, the Company extinguished the remaining derivative liability and recorded a gain on extinguishment of liabilities of $497,667 for the year ended November 30, 2011.

Capital Lease Obligation

The Company has one capital lease obligation that is payable in quarterly installments of $2,305, ending on February 2, 2016 of which $7,545 is classified as a short-term liability and $13,660 as long-term debt.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

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

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

4.       Fair Value Measurements (Continued)

Cash and cash equivalents, accounts receivable, and accounts payable

In general, carrying amounts approximate fair value because of the short maturity of these instruments.

Debt

At November 30, 2012 and 2011, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of November 30, 2012 and 2011.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2012

Derivative liability	$361,760	-	$361,760	-

November 30, 2011

Derivative liabilities	$274,908	-	$274,908	-

The Company has no instruments with significant off balance sheet risk.

5.       Income Taxes

The Company has accumulated net operating losses of $29 million and $34 million for United States federal tax purposes at November 30, 2012 and 2011, respectively, some of which may be limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years.  These losses expired in fiscal years 2019 though 2031.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

5.       Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2012 and 2011 were as follows:

	2012	2011

Deferred tax assets, net:
Net operating loss carryforwards	$9,840,000	$12,420,000
Allowance for doubtful accounts	10,000	20,000
Stock based compensation	120,000	120,000
Accrued pension	620,000	550,000
Interest	760,000	1,280,000
Other		110,000
	11,350,000	14,500,000
Valuation allowance	11,350,000	14,500,000

Net deferred assets	$-	$-

The valuation allowance decreased to $11,350,000 at November 30, 2012 from $14,500,000 at November 30, 2011.

The following is a reconciliation of the tax provisions for the years ended November 30, 2012 and 2011 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2012	2011

Statutory Federal income tax rate	34.0%	(34.0)%
Reduction of tax attributes due to discharge of indebtedness	(34.0)
Loss generating no tax benefit	-	34.0

Effective tax rate	-	-

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $6,650,000 in fiscal 2012 that is attributable to debt forgiveness and settlement of liabilities is not included in taxable income to the Company as the Company is deemed insolvent for tax purposes.  The Company’s net operating loss carryforwards have been reduced by the amount of non-taxable debt forgiveness.

The Company did not have any material unrecognized tax benefits as of November 30, 2012 and 2011. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2012 and 2011.  The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2009 through 2012.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

6.       Pension Plans

Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at November 30, 2012 and 2011 was $1,821,464 and $1,730,727, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2012 and 2011.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  Pension expense amounted to $248,312 for the year ended November 30, 2011. There was no pension expense recorded in fiscal year ended November 30, 2012.

Defined Contribution Plan

The Company has a 401(k) profit sharing plan for the benefit of all eligible employees, as defined.  The plan provides for voluntary contributions not to exceed the statutory limitation provided by the Internal Revenue Code. The Company may make discretionary contributions.  There were no contributions made for the years ended November 30, 2012 and 2011.

7.       Commitments and Contingencies

Operating Leases

The Company leases facilities under operating lease agreements that can be canceled with 90-day advance notice.

Rent expense was approximately $17,000 and $15,000 in fiscal 2012 and 2011, respectively.

Capital Lease Obligations

The Company has one obligation under a capital lease that has been recorded in the accompanying financial statements in fiscal year ended November 30, 2012.  The obligation under the capital lease has been recorded in the financial statements at the present value of the future minimum lease payment at an annual interest rate of 17.38% (see Note 3).

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

7.       Commitments and Contingencies (Continued)

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

8.       Stockholders’ Equity

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, with rights and privileges to be determined by the Board of Directors.  The Company is authorized to issue up to 400,000,000 shares of its common stock, par value $0.001.

On October 20, 2011, the Board authorized a series C of the Company’s previously authorized preferred stock and designated a par value per share of $0.001 (the “Series C Preferred”).  The number of shares of Series C Preferred was set at 51 shares, with no dividend rights and no liquidation rights. The shares were issued to two individuals, the Company’s Chief Executive officer and Chief Information Officer. Unless otherwise voted on by the disinterested members of the Board, the Company shall redeem all shares of Series C Preferred, in cash, for the aggregate amount of $1.00 on November 21, 2013. All shares of Series C Preferred rank senior to the Company’s (i) common stock, par value $0.001,  (ii) Series A Convertible Preferred Stock, par value $.001 per share, (iii) Series B Convertible Preferred Stock, par value $.001 per share, and any other class or series of capital stock of the Company creates, except for stock created (a) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series C Preferred (the “Pari Passu Shares”) and (b) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series C Preferred (the “Senior Shares”), in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

8.       Stockholders’ Equity (Continued)

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

On August 21, 2012, the Company filed an amendment to the Company’s articles of incorporation with the State of New York to increase the Company’s authorized common stock from two hundred and fifty million (250,000,000) to four hundred million (400,000,000) shares of common stock, par value $0.001 per share.

On January 18, 2013, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of New York increasing the Company’s authorized common stock from four hundred million (400,000,000) shares of common stock to eight hundred million (800,000,000) shares of common stock.

The following is a summary of outstanding options:

	Number of Shares	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding December 1, 2010	1,220,194	$ .10 - $ 3.30	$2.09

Granted during year ended November 30, 2011	14,100,000	$ .01 - $ .10	$.02

Exercised/canceled during year ended November 30, 2011	(165,000)	$ .10 - $ 1.00	$1.00

Outstanding November 30, 2011	15,155,194	$ .01 - $ 3.30	$.17

Granted during year ended November 30, 2012	-	-	-

Exercised/canceled during year ended November 30, 2012	(704,694)	$ 1.60 - $ 3.30	$1.00

Outstanding November 30, 2012	14,450,500	$ .01 - $ 2.65	$.04

Options exercisable, November 30, 2012	5,040,500	$ .01 - $ 2.65	$.11

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
8.       Stockholders’ Equity (Continued)

The following table summarizes information about the options outstanding at November 30, 2011 and 2010:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2012
$0.01 - $2.65	14,450,500	3.92	$0.04	5,040,500	$0.11

As of November 30, 2011
$0.10 - $3.30	15,155,194	4.92	$0.17	353,233	$1.53

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 40,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 10,000.  No shares were awarded during fiscal 2012 and 2011.

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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

8.       Stockholders’ Equity (Continued)

As discussed in Note 3, the Company entered into various transactions during the years ended November 31, 2012 and 2011 where it issued convertible notes to third parties in exchange for existing notes payable with various lenders.  Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative.  As a result of such conversions, during the course of fiscal 2012 a total of $1,210,830 of outstanding debt principal was converted into 155,422,765 shares of the Company’s common stock. During 2011, a total of $1,313,480 of outstanding debt principal was converted into 86,688,055 shares of the Company’s common stock.

Additionally, during fiscal 2011, one debt holder settled outstanding debt principal of $148,522 for 594,088 shares of the Company’s common stock, which was valued at $41,586 at the time of conversion, resulting in a gain on the settlement of liabilities of $106,929.

In fiscal 2011, the Company issued 3,161,000 shares of common stock, valued at $45,483, in exchange for services rendered by independent contractors.

During the second quarter of fiscal 2012, three debt holders settled outstanding debt and interest payable of $471,189 for 6,102,050 shares of common stock, which was valued at $156,708 at the time of conversion, resulting in a net gain on the settlement of liabilities of $314,481.

In fiscal 2012, the Company issued 6,000,000 shares of common stock, valued at $84,063, for services rendered by independent contractors.

In fiscal 2012, in conjunction with a private placement of securities, the Company issued 34,673,250 shares of common stock at a purchase price of $681,000.

During the third quarter of fiscal 2012, the Company’s chief executive officer converted $18,500 of outstanding debt into 1,500,000 shares of common stock.

From the period of December 1, 2012 to March 14, 2013, the Company issued 229,251,020 shares of common stock to settle debts of $752,064.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

9.       Net Earnings (Loss) Per Common Share

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

	2012	2011

Net income (loss) – numerator basic	$3,173,931	$(4,449,884)
Interest expense attributable to convertible notes, net	1,131,519	-
Net income (loss) plus interest expense attributable to convertible notes, net – numerator diluted	$4,305,450	$(4,449,884)
Weighted average common shares outstanding – denominator basic	165,946,987	43,965,736
Effect of dilutive securities, stock options and preferred stock	147,939,567	-
Weighted average dilutive common shares outstanding	313,886,554	43,965,736
Weighted average dilutive common shares outstanding – denominator diluted
Net income (loss) per common share – basic	$0.02	$(0.10)

Net income (loss) per common share – diluted	$0.01	$(0.10)

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

10.       Risks and Uncertainties

The Company has created a proprietary IP telephony network and has transitioned from a reseller of traditional wireline telephone services into a facilities-based broadband service provider to take advantage of the network cost savings that are inherent in an IP network.  Although the IP telephony business continues to grow, the Company faces strong competition.  The Company has built its IP telephony business with significantly less financial resources than many of its competitors.  The survival of the business is currently dependent upon the success of the IP operations.  Future results of operations involve a number of risks and uncertainties.  Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

●	The availability of additional funds to successfully pursue our business plan;
●	The cooperation of our secured and unsecured lenders;
●	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
●	The cooperation of industry service partners that have signed agreements with us;
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

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

11.       Accounts Payable and Accrued Expenses

	2012	2011

Trade payables	$813,962	$996,151
Payable from sale of subsidiaries	796,499	796,499
Customer deposits	136,912	135,912
Due to investor	-	100,000
Other, individually less than 5% of current liabilities	549,869	521,610

	$2,297,242	$2,550,172

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At November 30, 2012 and 2011, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

In the fourth quarter of fiscal 2011, the Company received $100,000 from an investor pursuant to a stock subscription agreement whereby the Company is required to either issue 5,000,000 shares to the investor or refund to the investor the amount received. In fiscal 2012 the Company received an additional $493,745 from the same investor and on October 4, 2012 the Company issued and sold an aggregate of 29,687,250 shares of common stock at a purchase price of $0.02 per share in exchange for the aggregate proceeds of $593,745.

The Company reversed accounts payable amounting to $172,768, which is included in the income statement under the caption of other income, net, to reflect a reversal of unpaid invoices which the Company determined were no longer payable.

12.       Related Party Transactions

The Company paid fees to a software consulting firm (“Consultant”) of $192,000 in both fiscal 2012 and 2011. All such work performed by the Consultant is the property of the Company.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to the Consultant were subsequently transferred to a company controlled by the officer to distribute such funds to appropriate vendors.

At November 30, 2012 and 2011, total unpaid salary owed to the Company’s chief executive officer was $318,946 and $244,450, which has been converted into unsecured short-term loans bearing interest at 12%.  Accrued interest on such loans was $51,233 and $19,840 as of November 30, 2012 and 2011 which is included in the other current liabilities.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011
12.       Related Party Transactions (Continued)

Additionally, the Company owes its chief executive officer $183,480 and $233,280 as of November 30, 2012 and 2011 for cash loans made directly to the Company.  Accrued interest payable on such loans was $74,345 as of November 30, 2012 and $29,953 as of November 30, 2011 which is included in other current liabilities.

The Company also owes its chief executive officer $104,571 and $109,222 for unreimbursed business expenses, which are included in the Company’s accounts payable balance as of November 30, 2012 and 2011.

At November 30, 2012, the Company owes $20,000 each to its chief executive officer and chief information officer for unissued common stock that was purchased by its chief executive officer and converted by its chief information officer from debt into equity during fiscal 2012.

13.       Subsequent Events

On February 8, 2013, the Company’s Lender entered into an assignment and assumption agreement (the “Assignment Agreement”), as assignor, with NCC, as assignee, pursuant to which the Lender assigned the secured debt, with a carrying value of $6,368,078 as of November 30, 2012 (the “Debt”) (See Note 3), and all rights owing thereunder, to NCC.  As further consideration, the Company issued to the Lender a series of three-year warrants to purchase an aggregate of 10 million shares of Common Stock at a price of $0.01.

Effective February 8, 2013, NCC assigned 100% of its right, title and interest in, to and under the Assignment Agreement to 112359 Factor Fund, LLC (the “Fund”) in exchange for the Fund's agreement to satisfy the payment obligations due under the Assignment Agreement.

Effective February 15, 2013, Company entered into a securities purchase agreement with the Fund pursuant to which the Company issued to the Fund (i) an amended convertible debenture in the principal amount of $1,000,000 (“Amended Note 1”) and (ii) a second amended convertible debenture in the principal balance of $1,000,000 (“Amended Note 2” and together with Amended Note 1, the “Amended Notes”).  The Amended Notes were sold to the Fund, in exchange for the Fund’s assumption and payment of the Assignment Agreement, payment to the Company of $150,000, the agreement to cancel the remainder of the Debt that was assigned by the Lender to the Fund, and the agreement to purchase and cancel an existing convertible debenture in the amount of approximately $37,000.

Absent earlier redemption with no redemption for early redemption, the Amended Notes mature on December 31, 2014.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to six percent (6%) for Amended Note 1 and two percent (2%) for Amended Note 2.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

13.       Subsequent Events (Continued)

Principal and interest payments on Amended Note 1 can be made at any time by the Company, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the market price (as defined) subject to a limit of 4.99% of the Company’s outstanding shares of common stock.  In February 2013 the Fund converted $78,690 of principal into 39,345,576 shares of common stock.   Amended Note 2 converts into ten percent (10%) of the outstanding shares of common stock of the Company upon the full payment of Amended Note 1, subject to a maximum of 100,000,000 shares.  Any principal or interest amount can be paid in cash.

The Amended Notes are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of security agreements executed by the Company and its subsidiaries in favor of the Fund.  In addition, the Company’s chief executive officer and chief information officer pledged their combined voting control of the Company pursuant to a stock pledge agreement executed by the two officers in favor of the Fund, to further secure the Company’s obligations under the Amended Notes.  If an event of default occurs under the security agreement, the stock pledge agreement or the Amended Notes, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.