Form 10-Q
period 2013-02-28
PERVASIP CORP
filed 2013-04-22
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

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

As of April 22, 2013, the Company had  593,556,263 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	Feb. 28, 2013	Nov. 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,335	$12,366
Accounts receivable, net	76,911	75,494
Prepaid expenses and other current assets	69,150	20,558
Total current assets	169,396	108,418
Other assets	72,388	69,658
Total assets	$241,784	$178,076
Liabilities and Stockholders’ Equity Deficiency
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$2,765,299	$7,444,490
Accounts payable and accrued expenses	2,379,867	2,297,242
Due to Pension Benefit Guaranty Corporation	1,844,201	1,821,464
Derivative liabilities	342,322	361,760
Total current liabilities	7,331,689	11,924,956
Mandatorily redeemable preferred stock	-	-
Derivative liabilities	259,631	-
Long-term debt less current portion	2,027,142	358,614
Total liabilities	9,618,462	12,283,570
Stockholders’ equity deficiency:
Preferred stock, $.001 par value; 1,000,000 shares authorized, 51 shares issued and outstanding in 2013 and 2012	-	-
Common stock, $.001 par value; 800,000,000 shares authorized, 439,404,881 and 303,187,814 shares issued and outstanding in 2013 and 2012	439,405	303,187
Capital in excess of par value	39,496,765	39,216,866
Deficit	(49,314,059)	(51,626,758)
Accumulated other comprehensive income	1,211	1,211
Total stockholders’ equity deficiency	(9,376,678)	(12,105,494)
Total liabilities and stockholders’ equity deficiency	$241,784	$178,076

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2013	Feb. 29, 2012

Revenues	$238,565	$275,497

Costs and expenses:
Costs of services	110,871	124,888
Selling, general and administrative	380,549	733,691
Total costs and expenses	491,420	858,579

Loss from operations	(252,855)	(583,082)

Other income (expense):
Interest expense	(163,570)	(1,079,466)
Gain on troubled debt restructuring	2,714,461	4,779,634
Gain on settlement of liabilities	68,750	-
Mark to market adjustment of derivative liabilities	(54,087)	89,671
Total other income	2,565,554	3,789,839

Net income	$2,312,699	$3,206,757

Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.00	$0.02

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2013	Feb. 29, 2012
Net income	$2,312,699	$3,206,757
Other comprehensive loss:
Foreign currency translation adjustment	-	(719)

Comprehensive income	$2,312,699	$3,206,038

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	Feb. 28, 2013	Feb. 29, 2012
Operating activities:
Net income	$2,312,699	$3,206,756
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock based compensation	6,720	66,482
Provision for bad debts	-	1,576
Non-cash financing expense	3,448	260,804
Gain on settlement of liabilities	(68,750)	-
Gain on troubled debt restructuring	(2,714,461)	(4,779,634)
Amortization of debt discount	157,188	1,074,048
Mark to market adjustment of derivative liabilities	54,087	(89,671)
Changes in operating assets and liabilities:
Accounts receivable	(1,417)	10,750
Prepaid expenses and other current assets	(49,076)	13,731
Other assets	-	6,249
Accounts payable, other current liabilities and pension related liabilities	100,858	(77,649)
Net cash used in operating activities:	(198,704)	(306,558)
Cash flows from financing activities:
Repayment of short-term and long-term debt	(5,827)	(7,142)
Proceeds from short-term borrowing	215,500	12,500
Proceeds from stock subscription	-	255,188
Proceeds from issuance of stock	-	39,813
Net cash provided by financing activities	209,673	300,359

Increase (decrease) in cash and cash equivalents	10,969	(6,199)
Cash and cash equivalents at beginning of period	12,366	9,608
Cash and cash equivalents at the end of period	$23,335	$3,409

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended February 28, 2013, are not necessarily indicative of the results that may be expected for the year ended November 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2012.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and as of February 28, 2013, the Company has negative working capital of $7,162,293 and a stockholders’ equity deficiency of $9,376,678.  In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

2.
Continue to create new variations of our Android app to obtain new subscribers. In order to capitalize on the rapid growth of Android devices, the Company launched a video application that allows users of certain Android devices to make video calls to other users of the Company’s video application.  The video calling application is a free download. It is designed to attract more subscribers so the Company can offer the new subscribers various revenue-generating applications.

3.
Continue to develop new uses and distribution channels for its mobile VoIP service. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. The Company plans to create a mobile VoIP and video app for iPhone and Blackberry users so that users can make video calls from an iPhone or a Blackberry phone to an Android phone or tablet.

4.
Leverage the technology of the Android app and offer it to telephone entities, such as prepaid calling card companies that desire to utilize a digital product, and to mobile wallet companies that are seeking to (i) obtain higher revenues from their customer base by offering more revenue-generating services or (ii) use Mobile VoIP, text messaging and video telephony as an innovative service to attract additional mobile wallet customers.

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

Note 4 – Major Customers

During the three-month periods ended February 28, 2013 and February 29, 2012, one customer accounted for approximately 37% and 23% of our revenues, respectively.  At February 28, 2013 and November 30, 2012, accounts receivable owed to us from our major customer accounted for 45% and 29%, respectively, of our total accounts receivable balances.

Note 5 – Net Income Per Common Share

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options, warrants and convertible debt agreements.

	Three Months Ended	Three Months Ended
	Feb. 29, 2013	Feb. 29, 2012

Net income – numerator basic	$2,312,699	$3,206,757
Interest expense attributable to convertible notes, net	99,930	427,759
Net income plus interest expense attributable to convertible notes, net – numerator diluted	$2,412,629	$3,634,516
Weighted average common shares outstanding – denominator basic	355,594,056	113,645,062
Effect of dilutive securities	694,828,610	103,819,259
Weighted average dilutive common shares outstanding – denominator diluted	1,050,422,666	217,464,321

Net income per common share – basic	$0.01	$0.03

Net income per common share – diluted	$0.00	$0.02

Approximately 22,103,000 and 14,286,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt that were excluded from the calculation of net income per share for the three-month periods ended February 28, 2013 and February 29, 2012, respectively, because the effect would be anti-dilutive.

As of February 28, 2013, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the three months ended February 28, 2013.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock.  For the three-month periods ended February 28, 2013 and February 29, 2012, the Company recorded approximately $7,000 and $52,000, respectively, in stock-based compensation expense.  As of February 28, 2013, there was approximately $46,000 of unrecognized employee stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At February 28, 2013 and November 30, 2012, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at February 28, 2013 and November 30, 2012 was $1,844,201 and $1,821,464, respectively, including accrued interest, which is recorded as a current liability.  The Company made no payments to the Plan in the three-month periods ended February 28, 2013 and February 29, 2012.  The Plan covers approximately 40 former employees.

Note 9 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of February 28, 2013 and November 30, 2012:

Principal lender:	Feb. 28, 2013	Nov. 30, 2012	Interest Rate

Note dated November 30, 2005	$281,792	$986,271	5.25	%(1)
Note dated May 31, 2006	204,583	716,041	5.25	%(1)
Note dated September 28, 2007	679,638	2,378,733	9.75	%(1)
Note dated May 28, 2008	328,072	1,148,254	20.00	%(1)
Note dated October 29, 2008	202,572	709,001	15.00	%(1)
Note date February 15, 2009	115,085	402,797	20.00	%(1)
Note dated October 6, 2009	1,086	3,802	5.25	%(1)
Note dated November, 2009	6,623	23,179	5.25	%(1)

Total principal lender debt	1,819,451	6,368,078

Short-term borrowings	939,418	1,068,867	0.00% - 24.00%
Capital lease obligations	6,430	7,545	12.00% - 17.00%

Total short-term debt	2,765,299	7,444,490
Long-term debt	2,027,142	358,614
Total	$4,792,441	$7,803,104

(1)  Effective February 1, 2012, the interest rate to the principal lender was revised to 0%.

Debt with Principal Lender

As of February 28, 2013 and November 30, 2012 the Company owed its principal lender (“Lender”) $1,819,451 and $6,368,078 respectively.  All of such debt became due by its terms on September 30, 2010.  We have not made payments of principal or interest when due, and we are not in compliance with our agreements with the Lender. The Lender has not issued a default notice, and as described below, has signed agreements to sell such debt to third party investors.

On February 3, 2012, the Lender entered into a contract to sell such debt to JDM Group, LLC (“JDM”).  JDM agreed to pay the Lender in installments over time, $1,500,000 to acquire all of the debt from the Lender.  The first installment of $600,000 was due on February 15, 2012, and the balance of $900,000 was payable on the 30th day of each month in installments of $100,000 beginning on March 30, 2012. For each $100,000 paid to the Lender, $930,000 in debt would be reduced to the Lender. In conjunction with this agreement, the Lender agreed to not charge any interest on the debt owed, beginning on February 1, 2012. JDM also entered into an agreement with the Company that required the Company to pay JDM $1,700,000, without interest, in August 2013, to repay such debt to JDM assuming that JDM had paid the full $1,500,000 to the Lender. The debt to JDM was convertible by JDM into shares of the Company’s common stock at a conversion rate equal to a 10% discount to the volume weighted average trading price of the Company common stock for the three trading days prior to such conversion. The conversion price was subject to a minimum conversion price of $.02 per share.

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

The Company made the $100,000 payment due to the Lender on March 30, 2012 on behalf of JDM, and JDM signed over to the Company a $930,000 debt reduction that was assigned to JDM by the Lender.  JDM assigned the $100,000 payment due on April 30, 2012 to a third-party investor for a payment to the lender of $100,000, and an additional $930,000 of debt reduction was achieved with the Lender.  The Company granted the new investor the ability to convert the debt into stock at a 37.5% discount to the market price of the Company’s common stock, as defined in the agreement.  Subsequent to such assignment, JDM asked the lender for a deferral of the monthly payments and did not make any of the monthly payments due on May 30, 2012 or thereafter, leaving $700,000 remaining to pay to the Lender under this agreement. As a result of the $800,000 in payments to the Lender under this agreement, the Company achieved a reduction in the debt to the Lender of $7,340,000.

As the Company is experiencing financial difficulties and JDM granted the Company a concession by extending the term of the debt and reducing the amount of debt the Company was required to pay, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments to JDM are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the three-month period ended February 29, 2012 and a gain from troubled debt restructuring was recognized of $4,779,634.

On February 6, 2013, the Lender cancelled its agreement with JDM and entered into a contract to sell all remaining debt due by the Company to another party, NetCapital.com, LLC. (“NCC”) for a price of $350,000 on the condition that the Company also issue three-year warrants to the Lender to purchase 10 million shares of common stock of the Company at a price of $0.01 per share.  The Company issued such warrants on February 15, 2013 and valued them at approximately $35,000 using the Black-Scholes method with an interest rate of 1%, volatility of 264%, zero dividends and expected term of three years.

NCC assigned 100% of its right, title and interest in, to and under the Assignment Agreement to 112359 Factor Fund, LLC (the “Fund”) in exchange for the Fund's agreement to satisfy the payment obligations due under the Assignment Agreement.

Effective February 15, 2013, the Company entered into a securities purchase agreement with the Fund pursuant to which the Company issued to the Fund (i) an amended convertible debenture in the principal amount of $1,000,000 (“Amended Note 1”) and (ii) a second amended convertible debenture in the principal balance of $1,000,000 (“Amended Note 2” and together with Amended Note 1, the “Amended Notes”).  The Amended Notes were sold to the Fund, in exchange for the Fund’s assumption and payment of the Assignment Agreement, payment to the Company of $150,000, the agreement to cancel the remainder of the Debt that was assigned by the Lender to the Fund, and the agreement to purchase and cancel an existing convertible debenture in the amount of approximately $35,000.

Absent earlier redemption, and with no penalty for early redemption, the Amended Notes mature on December 31, 2014.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to six percent (6%) for Amended Note 1 and two percent (2%) for Amended Note 2.

Principal and interest payments on Amended Note 1 can be made at any time by the Company, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the market price (as defined) subject to a limit of 4.99% of the Company’s outstanding shares of common stock.  In February 2013 the Fund converted $78,690 of principal into 39,345,576 shares of common stock.   Amended Note 2 converts into shares of common stock of the Company in an amount equal to the lesser of the outstanding balance of Amended Note 2 divided by $0.01, or 9.99% of the then-current issued and outstanding shares of common stock.  Any principal or interest amount can be paid in cash.

The conversion features embedded in the Amended Notes were evaluated to determine if such conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative.  The conversion feature in Amended Note 1 is accounted for as a derivative liability.  The Company estimated the fair value of this derivative based on information from sources knowledgeable in the area.  The fair value of the derivative liability associated with Amended Note 1 was recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the note.  Amended Note 2 is convertible into common stock at a determinable number of shares and the conversion option is not a derivative liability.  The Amended Notes are classified as long-term debt with a carrying value of $1,656,105 at February 28, 2013.

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

As the Company is experiencing financial difficulties and the Fund granted the Company a concession by extending the term of the debt and reducing the amount of debt the Company was required to pay, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments to the Fund are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the three-month period ended February 28, 2013 and a gain from troubled debt restructuring was recognized of $2,714,461.

In connection with the financings, the Company has agreed, so long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business, incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to the lender, the Company entered into a Master Security Agreement that assigns and grants to the lender a continuing security interest and first lien on all of the assets of the Company and its subsidiaries.

Short-Term Borrowings and Capital Lease Obligations

As of February 28, 2013 and November 30, 2012, short-term borrowings are:

		February 28, 2013	November 30, 2012	Interest Rate

Demand notes payable to Chief Executive Officer	a)	$513,092	$502,426	12% - 24%

Other demand notes	b)	127,642	118,642	0% to 12%

Convertible notes	c)	298,684	447,799	0% to 12%

		$939,418	$1,068,867

a)	Demand notes payable to the Company’s Chief Executive Officer total $513,092 and $502,426, at February 28, 2013 and November 30, 2012, respectively, at annual interest rates of 12% and 24%.

b)
Short-term borrowings at November 30, 2012 include three demand notes of $50,000, $18,000 and $18,000 at a zero percent interest rate and a past-due note of $32,642 that is in default at an annual interest rate of 14%.   Short-term borrowings at February 28, 2013 include the above four notes and an additional demand note in the amount of $9,000.

c)
Short-term borrowings at February 28, 2013 also include eight convertible notes (the “Convertible Notes”) at annual interest rates ranging from 0% to 8%, totaling $298,684. The Convertible Notes consist of five notes totaling $192,948 that we issued in exchange for cash payments to our Company, one note of $19,000 that we issued in exchange for services rendered, and two notes totaling $86,736 that we issued in exchange for existing non-convertible notes payable.  Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 38% to 55%.  For a limited period of time before a conversion notice is submitted, the Company has the right to pre-pay some or all of the Convertible Notes at a 15% to 50% premium to the principal amount that is retired.

Short-term borrowings at November 30, 2012 also include eleven convertible notes (the “2012 Convertibles”) at annual interest rates ranging from 0% to 12%, totaling $447,799. The 2012 Convertibles consist of six notes totaling $239,499 that we issued in exchange for cash payments to our Company, one note of $19,000 that we issued in exchange for services rendered, and four notes totaling $189,300 that we issued in exchange for existing non-convertible notes payable.  Conversion features allow the holders of the 2012 Convertibles to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 10% to 55%.  For a limited period of time before a conversion notice is submitted, the Company has the right to pre-pay some or all of the 2012 Convertibles at a 15% to 50% premium to the principal amount that is retired.

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In five of the eight Convertible Notes outstanding at February 28, 2013, and in six of the eleven 2012 Convertibles, the conversion feature was accounted for as a derivative liability.  The derivatives associated with the Convertible Notes and the 2012 Convertibles were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  Three of the eight Convertible Notes and five of the eleven 2012 Convertibles are convertible into common stock at a fixed price and the conversion option is not a derivative liability.

The derivative liability for the convertible notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 264% as of February 28, 2013 and a risk free rate of 1% and volatility of 243% as of November 30, 2012.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which were recorded as other income or expense in our consolidated statement of income. As of February 28, 2013 and November 30, 2012, the fair value of such derivatives, including derivatives associated with long-term debt, totaled $601,953 and $361,760.  During the three-month periods ended February 28, 2013 and February 29, 2012, the Company recognized (expense)/income arising from the change in fair value of the derivatives of $(54,087) and $89,671 respectively.

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

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring under ASC 470-60.  As the total future cash payments of the New Note are greater than the carrying value, no adjustment was made to the carrying value of the debt.  The New Note bears interest under its new effective interest rate of 16.412% representing the rate that equates the present value of the total future cash payments to the carrying value of the debt.  The New Note has a carrying value of $359,089 and $344,954 at February 28, 2013 and November 30, 2012, respectively.  On March 15, 2013 the Company issued 67,260,000 shares of its common stock in full payment of the New Note, pursuant to a conversion notice received by the Company.

Capital Lease Obligation

The Company has one capital lease obligation that is payable in quarterly installments of $2,305, ending on February 2, 2016 of which $6,430 is classified as a short-term liability and $11,948 as long-term debt.

Note 10 – Income Taxes

At November 30, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $29,000,000 that expire in the years 2013 through 2031.  The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized.  Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $2,714,000 and $4,779,000 in the three-month periods ended February 28, 2013 and February 29, 2012, respectively, that is attributable to debt forgiveness is not included in taxable income to the Company as the Company is deemed insolvent for tax purposes.  Consequently, the Company has recorded no income tax expense in either of these three-month periods.

Note 11 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 28, 2013 and February 29, 2012, of $48,000.  One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At February 28, 2013 and November 30, 2012, we owed our chief executive officer approximately $773,396 and $732,575 respectively for loans he provided to the Company, unpaid salary and unpaid business expenses.

At February 28, 2013 and November 30, 2012, we owed our chief information officer approximately $24,557 for unpaid salary and unpaid business expenses.

Note 12 – Equity

As discussed in Note 9, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders.  Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative.  As a result of such conversions, during the first quarter of fiscal 2013 a total of $301,903 of outstanding debt principal was converted into 136,217,067 shares of the Company’s common stock.

During the first quarter of fiscal 2013, one debt holder settled outstanding debt payable of $75,000 for 2,500,000 shares of our common stock, which was valued at $6,250 at the time of conversion, resulting in a gain on the settlement of liabilities of $68,750.

Note 13 – Fair Value

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of February 28, 2013 and November 30, 2012.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

February 28, 2013

Derivative liability	$601,953	-	$342,322	$259,631

November 30, 2012

Derivative liability	$361,760	-	$361,760	-

Note 14 – Post Balance Sheet Events

From March 1, 2013 to April 22, 2013, we issued 154,151,382 shares of the Company’s common stock, valued at $533,043 for payment on outstanding promissory notes of $521,032.

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

The continued growth in both mobile telephone services and video telephone services has resulted in a rapidly growing mobile VoIP market that allows subscribers to make inexpensive calls from their mobile phones or tablets instead of using costly airtime minutes.  We offer our mobile VoIP service to Android users and we plan to submit, before April 30, 2013, our voice and video services application to the download store that makes applications available to iPhone and iPad users.  With these new products, we will be one of the few application providers that enables video telephone calls from an Apple device to an Android device, and also allows users to make a telephone call to any person on the public switched telephone network (the “PSTN”).

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

Today we support tens of thousands of active users around the world, in more than 160 countries, through our wholesale and retail channels.  More than 160,000 people have downloaded our Android application to a mobile phone or tablet.  We have built a privately-managed, state-of-the-art global telecommunications platform using Internet Protocol (“IP”) technology and we offer a broad suite of private label VoIP products and services, for both wholesale and retail users.

We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Having built a fully-automated and scalable VoIP and video calling platform, that began as a wholesale platform for broadband carriers, our growth initiative is mobile services.  We believe that the increased awareness of Wi-Fi calling and the ability to make VoIP calls over 3G networks will result in an accelerated rate of customer acquisitions.  We believe the launching of our mobile services for Apple products in the second quarter, the anticipated launch of new mobile phones such as the Samsung Galaxy S4, the continuous improvement of global LTE networks and our planned utilization in the fourth quarter of Web Real-Time Communication (“WebRTC”), which enables browser to browser applications for voice calling, video chat and file sharing, will aid us in achieving viral growth.  We are actively seeking appropriate mechanisms to secure marketing dollars to further accelerate our acquisition of new mobile customers, and we are encouraged by the increase in our mobile subscriber base that we have so far achieved in fiscal 2013.

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

Our approach to VoIP does not require expensive network equipment to provide telephony services.  Instead we rely on our proprietary software and a “server cluster” or “server farm” architecture.  Unlike the typical telecom model where one large expensive machine performs almost every task, we have a server farm comprised of a cluster of Dell servers and Cisco routers, which have a carrying value on our books of $-0-, where each machine performs a different task and has from one to three backup machines to ensure that services never go down.  By not relying on the equipment and related software of telecom equipment vendors, we are able to control our own destiny and scale without the limitations and delays associated with equipment financing, installation and the integration of new machines and source code updates that equipment vendors impose on VoIP carriers.

Results of Operations

For the Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

Our revenue for the three-month period ended February 28, 2013 decreased by approximately $36,000, or approximately 13%, to approximately $239,000, as compared to approximately $275,000 reported for the three-month period ended February 29, 2012.  The decrease in our revenues resulted primarily from the loss of several wholesale customers.  We are focusing on growing our revenues by selling our mobile application services to individual consumers.  We measure the growth in the number of credit card payments we receive each day from app users and the number of daily calls made by mobile customers.  In early January 2013 we averaged three credit card payments a day and in March 2013 we averaged 14 payments a day.   In the first half of April we have received as many as 32 app payments in one day and we average 19 daily payments.  We believe the completion of our iPhone app will be a significant revenue-generating event.  We have taken the time to develop an application that is simple to use, contains our flexible calling plans, and accepts credit cards or PayPal for payments.  When we added the ability for a consumer to buy our Android app with PayPal, we noted an increased rate of customer acquisitions, and we expect an even faster rate of adoption with the mature iPhone user base, which is known to contain sophisticated app consumers.

For the three-month period ended February 28, 2013, our gross profit amounted to approximately $128,000, which was a decrease of approximately $23,000 from the gross profit of approximately $151,000 reported in the three-month period ended February 29, 2012.  The reduction in gross profit is attributable to the reduction of revenue for the period.  Our gross margin percentage for the quarters ended February 28, 2013 and February 29, 2013, was approximately the same for both periods at 54% and 55%, respectively.  To attract retail customers, we offer calling rates that are steeply discounted in comparison to wireless carriers and we offer several calling plans with free minutes or a free month of service.  Consequently, we anticipate that any growth in retail customers will not increase our gross margin percentage.

Selling, general and administrative expenses decreased by approximately $353,000, or approximately 48%, to approximately $381,000 for the three-month period ended February 28, 2013 from approximately $734,000 reported in the same prior-year fiscal period.  The decrease was primarily due to a reduction in non-cash expenses associated with stock option grants of approximately $45,000; a reduction in non-cash expenses associated with investor relations costs of approximately $41,000; and a reduction in financing cost of approximately $258,000.

We recorded a gain on the settlement of liabilities of approximately $69,000 for the three months ended February 28, 2013, as compared to $-0- for the three-months ended February 29, 2013.  The income in fiscal 2013 was attributable to the payment of debts with shares of our common stock.

Interest expense decreased by approximately $915,000 to approximately $164,000 for the three months ended February 28, 2013, as compared to approximately $1,079,000 for the three months ended February 29, 2012.  Our primary lender charged us interest in the first quarter of fiscal 2012 of approximately $201,000, as compared to $-0- for the first quarter of fiscal 2013, due to an interest rate reduction to zero percent.  The remainder of the decrease was attributable to a reduction in debt accretion associated with our convertible notes.

A mark-to-market adjustment for derivative liabilities resulted in a loss of approximately $54,000 for the three-month period ended February 28, 2013, as compared to gain of $90,000 reported in the same prior-year fiscal period. The change was primarily due to an increase in the market value of our common stock at February 28, 2013, in comparison to the per share value when the liabilities were incurred.

We recorded a gain on troubled debt restructuring of approximately $2,714,000 for the three-month period ended February 28, 2013 as compared to a gain on troubled debt restructuring of approximately $4,780,000 for the three months ended February 29, 2012.  The income in fiscal 2013 and 2012 was attributable to a reduction in debt from our secured lender, in conjunction with a payment plan that we agreed to and a third-party funded.

Liquidity and Capital Resources

At February 28, 2013, we had cash and cash equivalents of approximately $23,000 and negative working capital of approximately $7,162,000.

Operating activities for the three months ended February 28, 2013 used approximately $199,000 of cash, consisting principally of operating losses of approximately $253,000, offset by approximately $50,000 by changes in operating assets and liabilities and approximately $4,000 in non cash income statement charges. Operating activities for the three months ended February 29, 2012 used approximately $307,000 of cash, consisting principally of operating losses of approximately $583,000, offset by approximately $329,000 in non cash income statement charges, and increased principally by approximately $47,000 by changes in operating assets and liabilities.

Net cash provided by financing activities aggregated approximately $210,000 and $300,000 in the three-month periods ended February 28, 2013 and February 29, 2012, respectively.  In fiscal 2013, cash provided by financing activities resulted from proceeds from short-term borrowing of approximately $216,000, less repayments of long-term debt of approximately $6,000.  In fiscal 2012, cash provided by financing activities resulted from the proceeds from the issuance of common stock of approximately $40,000, short-term borrowing of approximately $13,000 and stock subscriptions of approximately $255,000.

For the three months ended February 28, 2013 and February 29, 2012, we had no capital expenditures.  We do not expect to make equipment purchases in the second quarter of fiscal 2013.  We expect that any capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network for our video-over-IP products and our ability to obtain financing.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth.  For these reasons, the report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2012 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

Although we are not generating cash from operations, we have sustained operations by obtaining short-term financing to fund our monthly cash-flow deficit from a group of investors (the “Investors”) that expended a total of approximately $500,000 in February and March of 2013 to help our operations and improve our balance sheet. Included in the expenditures made by the Investors was a $250,000 payment to our secured lender, $150,000 in working capital for the Company, a buy out of a convertible debenture holder of approximately $35,000 and payments for closing costs on a financing.  The payment of $250,000 to our secured lender resulted in a reduction of debt that we owe our secured lender of approximately $4,550,000 under the terms of a debt assignment agreement.  In our agreement with the Investors, we are allowed to obtain financing from other sources so long as we ask the Investors for their consent, which consent will not be withheld for reasonable financings.

Although we have significantly improved our balance sheet with the transaction with the Investors, we continue to have liabilities far in excess of our assets.  We are working to settle our remaining liabilities and consequently we continually look for other financing sources.  In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) / principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO / PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO / PFO, as appropriate, to allow timely decisions regarding required disclosure.  .  The material weaknesses in our disclosure controls and procedures consisted of:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The issuances described in this Item 2 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.  Each of the investors, when they purchased their security interest in Company, did so for investment purpose only, without a plan of distribution, and with access to all information that they required in order to evaluate the merits of the investment. None of these transactions involved a distribution or public offering.

On December 10, 2012, we issued 5,202,702 shares of the Company’s common stock, valued at $13,007 for payment on outstanding promissory notes of $80,000.

On December 17, 2012, we issued 8,000,000 shares of the Company’s common stock, valued at $23,200 for payment on an outstanding promissory note of $12,000.

On December 27, 2012, we issued 10,155,000 shares of the Company’s common stock, valued at $30,465 for payment on an outstanding promissory note of $9,140.

On January 7, 2013 we issued 12,272,727 shares of the Company’s common stock, valued at $54,000 for payment on an outstanding promissory note of $13,500.

On January 14, 2013 we issued 7,058,824 shares of the Company’s common stock, valued at $17,647 for payment on an outstanding promissory note of $12,000.

On January 22, 2013 we issued 8,670,000 shares of the Company’s common stock, valued at $17,340 for payment on an outstanding promissory note of $10,231.

On January 28, 2013 we issued 6,000,000 shares of the Company’s common stock, valued at $16,800 for payment on an outstanding promissory note of $6,000.

On January 29, 2013 we issued 11,153,846 shares of the Company’s common stock, valued at $32,346 for payment on an outstanding promissory note of $14,500.

On February 6, 2013 we issued 10,543,343 shares of the Company’s common stock, valued at $17,923 for payment on an outstanding promissory note of $14,444.

On February 15, 2013 we issued 39,345,576 shares of the Company’s common stock, valued at $141,644 for payment on an outstanding promissory note of $78,690.

On February 21, 2013 we issued 17,815,049 shares of the Company’s common stock, valued at $101,546 for payment on outstanding promissory notes of $51,399.

Item 3.  Defaults Upon Senior Securities.

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosers

Not applicable.

Item 5.  Other Information.

From March 1, 2013 to April 15, 2013, we issued 154,151,382 shares of the Company’s common stock, valued at $533,043 for payment on outstanding promissory notes of $521,032.

Item 6.  Exhibits.

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: April 22, 2013	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Acounting Officer)