Form 10-Q
period 2013-05-31
PERVASIP CORP
filed 2013-07-22
CIK 90721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-04465

PERVASIP CORP.
(Exact name of registrant as specified in its charter)

New York	13-2511270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North Street White Plains, New York 10605
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

As of July 19, 2013, the Company had 746,896,263 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2013	Nov. 30, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,210	$12,366
Accounts receivable, net	71,186	75,494
Prepaid expenses and other current assets	27,467	20,558
Total current assets	100,863	108,418

Other assets	67,589	69,658
Total assets	$168,452	$178,076

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$2,815,559	$7,444,490
Accounts payable and accrued expenses	2,439,257	2,297,242
Due to Pension Benefit Guaranty Corporation	1,867,223	1,821,464
Derivative liabilities	219,182	361,760
Total current liabilities	7,341,221	11,924,956

Mandatorily redeemable preferred stock	-	-
Long-term debt less current portion	1,527,936	358,614
Derivative liabilities	234,237	-
Total liabilities	9,103,394	12,283,570

Stockholders’ equity deficiency:
Preferred stock, $.001 par value; 1,000,000 shares
authorized, 51 shares issued and outstanding in 2013 and 2012	-	-
Common stock, $.001 par value; 800,000,000 shares
authorized, 655,431,263 and 303,187,814 shares issued and outstanding in 2013 and 2012	655,431	303,187
Capital in excess of par value	40,158,941	39,216,866
Deficit	(49,750,525)	(51,626,758)
Accumulated other comprehensive income	1,211	1,211

Total stockholders’ equity deficiency	(8,934,942)	(12,105,494)
Total liabilities and stockholders’ equity deficiency	$168,452	$178,076

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of  Income (Loss)
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013		May 31, 2012

Revenues	$469,892	$519,145		$231,327	$243,648

Costs and expenses:
Costs of services	211,072	252,828		100,202	127,940
Selling, general and administrative	816,380	1,197,253		435,831	463,562
Total costs and expenses	1,027,452	1,450,081		536,033	591,502

Loss from operations	(557,560)	(930,936)		(304,706)	(347,854)

Other income (expense):
Interest expense	(406,334)	(1,504,429)		(242,763)	(424,963)
Gain on troubled debt restructuring	2,714,461	6,338,601		-	1,558,967
Other income (expense)	-	346,581		(68,750)	346,581
Mark to market adjustment of derivative liabilities	125,666	135,681		179,753	46,010
Total other income (expense)	2,433,793	5,316,434		(131,760)	1,526,595

Net income (loss)	$1,876,233	$4,385,498		$(436,466)	$1,178,741

Basic earnings (loss) per share	$0.00	$0.03	$	(0.00)	$0.01
Diluted earnings (loss) per share	$0.00	$0.02		$(0.00)	$0.01

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

Net income (loss)	$1,876,233	$4,385,498	$(436,466)	$1,178,741
Other comprehensive income:
Foreign currency translation adjustment	-	17	-	736
Comprehensive income (loss)	$1,876,233	$4,385,515	$(436,466)	$1,179,477

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	May 31, 2013	May 31, 2012
Operating activities:
Net income	$1,876,233	$4,385,498
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock based compensation	13,441	112,545
Provision for bad debts	3,660	3,166
Non-cash financing expense	7,622	260,804
Reversal of payables	-	(32,100)
Gain on troubled debt restructuring	(2,714,461)	(6,338,601)
Amortization of debt discount	304,767	1,494,656
Gain on settlement of liabilities		(314,481)
Mark to market adjustment of derivative liabilities	(125,666)	(135,681)
Changes in operating assets and liabilities:
Accounts receivable	648	27,169
Prepaid expenses and other current assets	(2,909)	1,719
Other assets	(1,931)	5,547
Accounts payable, other current liabilities and pension related liabilities	187,773	(29,634)
Net cash used in operating activities:	(450,823)	(559,393)
Cash flows from financing activities:
Repayment of short-term and long-term debt	-	(114,515)
Proceeds from short-term borrowing	448,000	118,000
Repayment of short-term borrowing	(7,333)	-
Proceeds from stock subscription	-	472,745
Proceeds from issuance of stock	-	87,255
Net cash provided by financing activities	440,667	563,485

Increase (decrease) in cash and cash equivalents	(10,156)	4,092
Cash and cash equivalents at beginning of period	12,366	9,608
Cash and cash equivalents at the end of period	$2,210	$13,700

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended May 31, 2013, are not necessarily indicative of the results that may be expected for the year ended November 30, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2012.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  However, the Company has sustained substantial losses from its continuing operations in recent years and as of May 31, 2013, the Company has negative working capital of $7,240,358 and a stockholders’ equity deficiency of $8,934,942.  In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.
Seek to spend $25,000 each month on marketing initiatives, with the goal of generating sufficient revenues to be operating at positive cash flow within six months.  The Company has instituted a plan of salary deferrals and has signed an agreement with a lender to provide the Company with cash to cover its monthly operating cash-flow shortfall and marketing money for the next six months.  The Company has only expended approximately $1,000 a month on direct marketing efforts in fiscal 2013.  Management believes that the additional advertising expenditures to promote the Company’s mobile VoIP app will bring additional subscribers and will result in a significant increase in revenues to the Company.

2.
Obtain approval from Apple Inc. (“Apple”) to sell an iPhone and iPad app on Apple’s app store.  The Company has developed and submitted to Apple an iPhone app that allows mobile voice and video calls to be made over an Internet connection from an iPhone or iPad.  Management believes the Company’s mobile VoIP app provides desirable features to consumers, such as the ability to make a video call on an iPhone to a user who has an Android mobile device.  The video calling application is a free download. It is designed to attract more subscribers so the Company can offer the new subscribers various revenue-generating applications.

3.	Continue to develop new uses and distribution channels for its mobile VoIP service. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world.

4.
Leverage the technology of the Company’s mobile apps to provide inexpensive high-quality telephony services to low-tech products, such as prepaid calling cards.  The Company is now selling prepaid calling cards, which can call any phone number in the world without the connection fees or other miscellaneous charges that other calling cards impose on a consumer.

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

Note 3 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” an accounting standard update, which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The adoption of this updated accounting standard did not have a significant impact on our consolidated financial position, results of operations, or cash flows.

Note 4 – Major Customers

As of May 31, 2013 and November 30, 2012, one customer constituted 37% and 29%, respectively, of our accounts receivable.

During the six-month period ended May 31, 2013, one customer accounted for approximately 38% of our revenues, while during the three-month period ended May 31, 2013, two customers accounted for approximately 39% and 10%, respectively, of our revenues.

During the six-month period ended May 31, 2012, one customer accounted for approximately 24% of our revenues, while during the three-month period ended May 31, 2012, one customer accounted for approximately 26% of our revenues.

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

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

Net income (loss) – numerator basic	$1,876,233	$4,385,498	$(436,466)	$1,178,741
Interest expense attributable to convertible notes, net	290,072	806,765	190,142	379,006
Net income (loss) plus interest expense attributable to convertible notes, net – numerator diluted	$2,166,305	$5,192,263	$(246,324)	$1,557,747
Weighted average common shares outstanding – denominator basic	469,613,225	130,497,262	583,632,393	147,166,286
Effect of dilutive securities	676,598,817	102,809,538	-	101,799,817
Weighted average dilutive common shares outstanding – denominator diluted	1,146,212,042	233,306,800	583,632,393	248,966,103

Earnings (loss) per common share – basic	$0.00	$0.03	$(0.00)	$0.01

Earnings (loss) per common share – diluted	$0.00	$0.02	$(0.00)	$0.01

Approximately 22,103,000 and 10,165,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the six-month periods ended May 31, 2013 and May 31, 2012, respectively, because the effect would be anti-dilutive. Approximately 680,472,000 and 10,165,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the three-month periods ended May 31, 2013 and May 31, 2012, respectively, because the effect would be anti-dilutive.

As of May 31, 2013, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company.  This excess has no effect on diluted net income per common share for the six months ended May 31, 2013.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock.  For the six-month periods ended May 31, 2013 and 2012, the Company recorded approximately $13,000 and $113,000, respectively, in stock-based compensation expense. For the three-month periods ended May 31, 2013 and 2012, the Company recorded approximately $6,000 and $61,000, respectively, in stock-based compensation expense.  As of May 31, 2013, there was approximately $40,000 of unrecognized employee stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims.  At May 31, 2013 and November 30, 2012, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at May 31, 2013 and November 30, 2012 was $1,867,223 and $1,821,464, respectively, including accrued interest, which is recorded as a current liability.  The Company made no payments to the Plan in the six-month periods ended May 31, 2013 and 2012.  The Plan covers approximately 40 former employees.

Note 9 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of May 31, 2013 and November 30, 2012:

Principal lender:	May 31, 2013	Nov. 30, 2012	Interest Rate

Note dated November 30, 2005	$281,792	$986,271	5.25%(1)
Note dated May 31, 2006	204,583	716,041	5.25%(1)
Note dated September 28, 2007	679,638	2,378,733	9.75%(1)
Note dated May 28, 2008	328,072	1,148,254	20.00%(1)
Note dated October 29, 2008	202,572	709,001	15.00%(1)
Note date February 15, 2009	115,085	402,797	20.00%(1)
Note dated October 6, 2009	1,086	3,802	5.25%(1)
Note dated November, 2009	6,623	23,179	5.25%(1)

Total principal lender debt	1,819,451	6,368,078

Short-term borrowings	989,399	1,068,867	0.00% - 24.00%
Capital lease obligations	6,709	7,545	12.00% - 17.00%

Total short-term debt	2,815,559	7,444,490
Long-term debt	1,527,936	358,614
Total	$4,343,495	$7,803,104

(1)  Effective February 1, 2012, the interest rate to the principal lender was revised to 0%.

Debt with Principal Lender

As of May 31, 2013 and November 30, 2012 the Company owed its principal lender (“Lender”) $1,819,451 and $6,368,078 respectively.  All of such debt became due by its terms on September 30, 2010.  We have not made payments of principal or interest when due, and we are not in compliance with our agreements with the Lender. The Lender has not issued a default notice, and as described below, has signed agreements to sell such debt to other investors.

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

As the Company is experiencing financial difficulties and JDM granted the Company a concession by extending the term of the debt and reducing the amount of debt the Company was required to pay, the Company accounted for such transaction as a troubled debt restructuring. As the total future cash payments to JDM are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the three-month period ended February 29, 2012 and a gain from troubled debt restructuring was recognized of $4,779,634.

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

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the market price (as defined) subject to a limit of 4.99% of the Company’s outstanding shares of common stock.  In February 2013 the Fund converted $78,690 of principal into 39,345,576 shares of common stock.  During the second fiscal quarter of 2013, the Fund converted $238,599 of principal into 105,994,289 shares of common stock.

Amended Note 2 converts into shares of common stock of the Company in an amount equal to the lesser of the outstanding balance of Amended Note 2 divided by $0.01, or 9.99% of the then-current issued and outstanding shares of common stock.  Any principal or interest amount can be paid in cash.

During the second quarter of fiscal 2013, the Fund lent the company a total of $97,000 (the “New Notes”).  The New Notes have similar terms, due dates and conversion features as the Amended Notes.

The conversion features embedded in the Amended Notes and New Notes were evaluated to determine if such conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative.  The conversion feature in Amended Note 1 and the New Notes is accounted for as a derivative liability.  The Company estimated the fair value of this derivative based on information from sources knowledgeable in the area.  The fair value of the derivative liability associated with Amended Note 1 and the New Notes was recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes.  Amended Note 2 is convertible into common stock at a determinable number of shares and the conversion option is not a derivative liability.  The Amended Notes and New Notes are classified as long-term debt with a carrying value of  $1,517,773 at May 31, 2013.

The Amended Notes and New Notes are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of security agreements executed by the Company and its subsidiaries in favor of the Fund.  In addition, the Company’s chief executive officer and chief information officer pledged their combined voting control of the Company pursuant to a stock pledge agreement executed by the two officers in favor of the Fund, to further secure the Company’s obligations under the Amended Notes.  If an event of default occurs under the security agreement, the stock pledge agreement or the Amended Notes, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.

As the Company is experiencing financial difficulties and the Fund granted the Company a concession by extending the term of the debt and reducing the amount of debt the Company was required to pay, the Company accounted for such transaction as a troubled debt restructuring. As the total future cash payments to the Fund are less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the six-month period ended May 31, 2013 and a gain from troubled debt restructuring was recognized of $2,714,461.

In connection with the financings with the Lender and the Fund, the Company has agreed to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock without the Fund’s permission, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business, incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  In conjunction with the assignment of the debt from the Lender to the Fund, the Fund is late on paying to the Lender a final payment of $100,000, which when paid under the current agreement between the Lender, the Fund and the Company, will result in a debt reduction to the Company of approximately $1,800,000, and a transfer of all liens from the Lender to the Fund.  The Lender has not sent a default notice and the Fund has indicated to the Lender that the final $100,000 payment is anticipated to be made in approximately 30 days.  To secure the payment of all obligations to the Lender, the Company entered into a security agreement that assigns and grants to the Lender and the Fund a continuing security interest and first lien on all of the assets of the Company and its subsidiaries.

Short-Term Borrowings and Capital Lease Obligations

As of May 31, 2013 and November 30, 2012, short-term borrowings are:

			May 31, 2013	November 30, 2012	Interest Rate

Demand notes payable to Chief Executive Officer	a	)	$590,258	$502,426	12% - 24%

Other demand notes	b	)	127,642	118,642	0% to 12%

Convertible notes	c	)	271,499	447,799	0% to 12%

			$989,399	$1,068,867

a)	Demand notes payable to the Company’s Chief Executive Officer total $590,258 and $502,426, at May 31, 2013 and November 30, 2012, respectively, at annual interest rates of 12% and 24%.

b)
Short-term borrowings at November 30, 2012 include three demand notes of $50,000, $18,000 and $18,000 at a zero percent interest rate and a past-due note of $32,642 that is in default at an annual interest rate of 14%.   Short-term borrowings at May 31, 2013 include the above four notes and an additional demand note at a zero percent interest rate in the amount of $9,000.

c)
Short-term borrowings at May 31, 2013 also include six convertible notes (the “Convertible Notes”) at annual interest rates ranging from 0% to 8%, totaling $271,499. The Convertible Notes consist of four notes totaling $184,749 that we issued in exchange for cash payments to our Company, one note of $19,000 that we issued in exchange for services rendered, and one note totaling $67,750 that we issued in exchange for existing non-convertible notes payable.  Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 42% to 55%.  For a limited period of time before a conversion notice is submitted, the Company has the right to pre-pay some or all of the Convertible Notes at a 15% to 50% premium to the principal amount that is retired.

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

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  In five of the six Convertible Notes outstanding at May 31, 2013, and in six of the eleven 2012 Convertibles, the conversion feature was accounted for as a derivative liability.  The derivatives associated with the Convertible Notes and the 2012 Convertibles were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date.  One of the six Convertible Notes and five of the eleven 2012 Convertibles are convertible into common stock at a fixed price and the conversion option is not a derivative liability.

The derivative liability for the convertible notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 283% as of May 31, 2013 and a risk free rate of 1% and volatility of 243% as of November 30, 2012.  In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which were recorded as other income or expense in our consolidated statement of income (loss). As of May 31, 2013 and November 30, 2012, the fair value of such derivatives, including derivatives associated with long-term debt, totaled $453,419 and $361,760.  During the six-month periods ended May 31, 2013 and 2012, the Company recognized income arising from the change in fair value of the derivatives of $125,666 and $135,681 respectively.  During the three-month periods ended May 31, 2013 and 2012, the Company recognized income arising from the change in fair value of the derivatives of $179,753 and $46,010 respectively.

Long-term Debt

Long-term debt at May 31, 2013 consists of the aforementioned Amended Notes and New Notes of $1,517,773, plus  a long-term capital lease obligation of $10,163 for a total of $1,527,936.

Long-term debt at November 30, 2012 consists of one note payable of $344,954, which was subsequently converted into equity, plus a long-term capital lease obligation of $13,660, for a total of $358,614.

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

As the Company is experiencing financial difficulties and the creditor has granted a concession by extending the term of the notes, the Company accounted for such transaction as a troubled debt restructuring.  As the total future cash payments of the New Note are greater than the carrying value, no adjustment was made to the carrying value of the debt.  The New Note had an effective interest rate of 16.4%, which represented the rate that equated the present value of the total future cash payments to the carrying value of the debt.  The New Note had a carrying value of $359,089 and $344,954 at February 28, 2013 and November 30, 2012, respectively.  On March 15, 2013 the Company issued 67,260,000 shares of its common stock in full payment of the New Note, pursuant to a conversion notice received by the Company.

Capital Lease Obligation

The Company has one capital lease obligation that is payable in quarterly installments of $2,305, ending on February 2, 2016 of which $6,709 is classified as a short-term liability and $10,163 as long-term debt.

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

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $2,714,000 and $6,339,000 in the six-month periods ended May 31, 2013 and 2012, respectively, and approximately $1,559,000 for the three months ended May 31, 2012, that is attributable to debt forgiveness is not included in taxable income to the Company, as the Company is deemed insolvent for tax purposes.  Consequently, the Company has recorded no income tax expense in either of the six-month or three-month periods ended May 31, 2013 and 2012.

Note 11 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) of $96,000 for the six-month periods ended May 31, 2013 and 2012, and $48,000 for the three-month periods ended May 31, 2013 and 2012.  One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated.  The fees for software development services performed by the Consultant were deemed to be operating costs.

At May 31, 2013 and November 30, 2012, we owed our chief executive officer approximately $910,671 and $732,575 respectively for loans he provided to the Company, unpaid salary and unpaid business expenses.

At May 31, 2013 and November 30, 2012, we owed our chief information officer approximately $24,557 for unpaid salary and unpaid business expenses.

Note 12 – Equity

As discussed in Note 9, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders.  Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative.  As a result of such conversions, during the first quarter of fiscal 2013 a total of $195,903 of outstanding debt principal was converted into 122,717,067 shares of the Company’s common stock.  During the second quarter of fiscal 2013, a total of $289,007 of outstanding debt principal was converted into 143,766,382 shares of the Company’s common stock.

Additionally, during the first quarter of fiscal 2013, other debt holders converted outstanding debt payable of $106,000 into 13,500,000 shares of the Company’s common stock.  During the second quarter of fiscal 2013, other debt holders converted outstanding debt payable of $371,589 into 72,260,000 shares of our common stock.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of May 31, 2013 and November 30, 2012.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

Unobservable inputs are used to measure fair value of derivatives for which relevant observable inputs are not available.  These inputs consist of prices that a willing buyer, who is an expert, is willing to pay to purchase a liability.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

May 31, 2013

Derivative liability	$453,419	-	$219,182	$234,237

November 30, 2012

Derivative liability	$361,760	-	$361,760	-

Note 14 – Post Balance Sheet Events

From June 1, 2013 to July 19, 2013, we issued 91,465,000 shares of the Company’s common stock for payment on outstanding promissory notes of $181,314.

Effective June 19, 2013, the Company and 112359 Factor Fund, LLC (the “Fund”) signed an amended security agreement, amended exchange debentures, securities purchase agreement, and a new note for $665,000, due on December 31, 2014 with six percent annual interest (the “Financing”).  The securities purchase agreement requires the Fund to lend the Company $40,000 each month for the six-month period ending December 31, 2013, and incorporated other financings provided by the Fund prior to June 19, 2013, including the purchase of outstanding convertible debentures originally issued to Asher Enterprises Inc.

In conjunction with the Financing, the Company agreed to implement a salary deferral plan to reduce the cash expenditures for personnel, to limit its cash expenditures to certain pre-approved items, and to accrue an additional fee to the Fund of $150,000.  The Fund agreed to limit its sales of the Company’s common stock, to not engage in any short transactions involving the Company’s common stock, and to not require the Company to increase its authorized shares of common stock for a certain time period, even though the Financing documents require the Company to reserve authorized shares for issuance to the Fund, if the Fund desires to convert existing debt into shares of common stock.

The Financing includes funding of $25,000 a month that is designated for marketing expenditures.  The Fund has appointed a marketing executive to manage the marketing projects with the intention that the combination of the additional borrowings and marketing expenditures will have a significant impact on revenue growth for the remainder of the year.

On June 27, 2013, the Company sold to its Chief Executive Office a warrant to purchase 25,333,333 shares of common stock, and to its Chief Information Officer a warrant to purchase 20,000,000 shares of common stock in exchange for cash payments made to the Company in 2013 totaling $68,000.  The warrants have a ten-year life and an exercise price of $0.005.

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

The continued growth in both mobile telephone services and video telephone services has resulted in a rapidly growing mobile VoIP market that allows subscribers to make inexpensive calls from their mobile phones or tablets instead of using costly airtime minutes.  We offer our mobile VoIP service to Android users and we have submitted our voice and video services application to the download store that makes applications available to iPhone and iPad users.  With these two products, we will be one of the few application providers that enables video telephone calls from an Apple device to an Android device, and also allows users to make a telephone call to any person on the public switched telephone network (the “PSTN”).

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

Today we support tens of thousands of active users around the world, in more than 160 countries, through our wholesale and retails channels.  More than 180,000 people have downloaded our Android application to a mobile phone or tablet.  We have built a privately-managed, state-of-the-art global telecommunications platform using Internet Protocol (“IP”) technology and we offer a broad suite of private label VoIP products and services, for both wholesale and retail users.

We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Having built a fully-automated and scalable VoIP and video calling platform, that began as a wholesale platform for broadband carriers, our growth initiative is mobile services.  We believe that the increased awareness of Wi-Fi calling and the ability to make VoIP calls over 3G networks will result in an accelerated rate of customer acquisitions.  We believe the anticipated launching of our mobile services for Apple products, the recent launch of new mobile phones such as the Samsung Galaxy S4, the continuous improvement of global LTE networks and our planned utilization in the future of Web Real-Time Communication (“WebRTC”), which enables browser to browser applications for voice calling, video chat and file sharing, will aid us in achieving growth.  We are actively seeking appropriate mechanisms to secure marketing dollars to further accelerate our acquisition of new mobile customers, and we are encouraged by the increase in our mobile subscriber base that we have so far achieved in fiscal 2013.

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Services to mobile and other connected devices. We are developing next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  In 2013 we expect to expand our mobile service offerings to include voice and video calling from iPhone and iPad devices.  We anticipate our Android voice and video application will continue in popularity as our addressable market grows.  In April 2013 Google reported that 1,500,000 Android devices are activated each day and there are currently more than 1 billion mobile Android devices roaming the world.

International long distance calling.  The markets for international long distance are large and growing and we plan to leverage our VoIP network by offering consumers a low-cost and convenient alternative to the international services offered by telephone and cable companies and international calling cards.  Industry data estimates the international long distance calling market to be $80 billion annually, with up to 15% of such calling originating in the United States.  An increasing proportion of our customer base consists of international callers.  We target substantial market opportunities by offering calling rates to mobile phones in Mexico, Britain, Brazil, Vietnam and Pakistan at rates that are more than 65% lower than the major wireless carriers.  We launched a prepaid calling card in the third fiscal quarter to take advantage of our low-cost international calling routes.

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

Results of Operations

For the Six Months Ended May 31, 2013 Compared to the Six Months Ended May 31, 2012

Our revenue for the six-month period ended May 31, 2013 decreased by $49,253, or 9%, to $469,892, as compared to $519,145 reported for the six-month period ended May 31, 2012.  The decrease in our revenues resulted primarily from the loss of several wholesale customers.  We are focusing on growing our revenues by selling our mobile application services to individual consumers.  To help further increase use of our service by individual consumers, in the third quarter of fiscal 2013, we introduced an international calling card for distributors and retail stores to sell to consumers.  We also believe the ability for us to sell our iPhone app in the Apple app store will be a significant revenue-generating event once completed.  We have taken the time to develop and submit to Apple an iPhone application that is simple to use, contains our flexible calling plans, and accepts credit cards for payments.  We expect that the addition of an iPhone app will allow us to obtain more corporate customers who tell us they want to offer subscribers the choice of an iPhone or Android application.

For the six-month period ended May 31, 2013, our gross profit amounted to $258,820, which was a decrease of $7,497 from the gross profit of $266,317 reported in the six-month period ended May 31, 2012.  The reduction in gross profit is attributable to the reduction of revenue for the period.  Our gross margin percentage for the six-month periods ended May 31, 2013 and 2012 increased to 55% from 51%.  This increase is primarily the result of a reduction in the cost of providing our subscribers with telephone numbers, which occurred in the second quarter of fiscal 2013, as compared to fiscal 2012.  We anticipate these cost savings will continue to be available to us in future quarters.

Selling, general and administrative expenses decreased by $380,873, or 32%, to $816,380 for the six-month period ended May 31, 2013 from $1,197,253 reported in the same prior-year fiscal period.  The decrease was primarily due to a reduction in personnel cost of approximately $78,000 and a reduction in financing cost of approximately $260,000.

Interest expense decreased by $1,098,095 to $406,334 for the six months ended May 31, 2013, as compared to $1,504,429 for the six months ended May 31, 2012.  The decrease was attributable to a reduction in the interest associated with our convertible notes.

A mark-to-market adjustment for derivative liabilities resulted in a gain of $125,666 for the six-month period ended May 31, 2013, as compared to gain of $135,681 reported in the same prior-year fiscal period. The change was primarily due to a smaller decrease in the value of our derivative liabilities at May 31, 2013, in comparison to the decrease in value at May 31, 2012.

We recorded a gain on troubled debt restructuring of $2,714,461 for the six-month period ended May 31, 2013 as compared to a gain on troubled debt restructuring of approximately $6,338,601 for the six months ended May 31, 2012.  The income in fiscal 2013 and 2012 was attributable to a negotiated reduction in debt from our secured lender.

For the Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

Our revenue for the three-month period ended May 31, 2013 decreased by $12,321, or 5%, to $231,327, as compared to $243,648 reported for the three-month period ended May 31, 2012.  The decrease in our revenues resulted primarily from the loss of several wholesale customers.  We are focusing on growing our revenues by selling our mobile application services to individual consumers.  We are beginning to receive revenue in the third fiscal quarter from sales of calling cards, which we introduced in June 2013.  In June 2013, we also submitted a mobile VoIP application for iPhone and iPad users to Apple for approval to be listed and sold in Apple’s app store.  Although the iPhone app has not yet been approved, we anticipate that the sales of iPhone apps and calling cards will generate revenue growth in our third fiscal quarter.

For the three-month period ended May 31, 2013, our gross profit amounted to $131,126, which was an increase of $15,418, or 13%, from the gross profit of $115,708 reported in the six-month period ended May 31, 2012.  Even though we experienced a slight reduction in revenues, we were able to decrease our cost of providing telephone numbers to our customers during the second fiscal quarter and we consequently achieved a higher gross profit percentage of 57% in the three-months ended May 31, 2013 as compared to a gross profit percentage of 47% in the three months ended May 31, 2012.

Selling, general and administrative expenses decreased by $27,731, or 6%, to $435,831 for the three-month period ended May 31, 2013 from $463,562 reported in the same prior-year fiscal period.  The decrease was primarily due to general efforts to limit our overhead expenditures.

Interest expense decreased by $182,200 to approximately $242,763 for the three months ended May 31, 2013, as compared to approximately $424,963 for the three months ended May 31, 2012.  The decrease was attributable to a reduction in interest expense associated with our convertible notes.

A mark-to-market adjustment for derivative liabilities resulted in a gain of $179,753 for the three-month period ended May 31, 2013, as compared to gain of $46,010 reported in the same prior-year fiscal period. The change was primarily due to a larger decrease in the value of our derivative liabilities at May 31, 2013, as compared to May 31, 2012.

We recorded a gain on troubled debt restructuring of $1,558,967 for the three-month period ended May 31, 2012 as compared to no gain on troubled debt restructuring for the three months ended May 31, 2013.  The income in fiscal 2012 was attributable to a negotiated reduction in debt from our secured lender.

Liquidity and Capital Resources

At May 31, 2013, we had cash and cash equivalents of approximately $2,000 and negative working capital of approximately $7,240,000.

Operating activities for the six months ended May 31, 2013 used $450,823 of cash, consisting principally of operating losses of $557,560 and interest expense of approximately $102,000, offset by approximately $25,000 in non-cash income statement charges and approximately $184,000 by changes in operating assets and liabilities. Operating activities for the six months ended May 31, 2012 used $559,393 of cash, consisting principally of operating losses of $930,936, offset by approximately $367,000 in non-cash income statement charges, and approximately $5,000 in changes in operating assets and liabilities.

Net cash provided by financing activities aggregated $440,667 and $563,485 in the six-month periods ended May 31, 2013 and 2012, respectively.  In fiscal 2013, cash provided by financing activities resulted from proceeds from short-term borrowing of $448,000, less repayments of debt of $7,333.  In fiscal 2012, cash provided by financing activities resulted from the proceeds from the issuance of common stock of $87,255, short-term borrowing of $118,000 and stock subscriptions of $472,745.

For the three months ended May 31, 2013 and 2012, we had no capital expenditures.  We do not expect to make equipment purchases in the third quarter of fiscal 2013.  We expect that any capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network for our video-over-IP products and our ability to obtain financing.

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

Although we are not generating cash from operations, we have sustained operations by obtaining short-term financing to fund our monthly cash-flow deficit from a group of investors (the “Investors”) that have agreed to provide us with working capital loans of $40,000 a month for a six-month period ending December 31, 2013.  In addition to the working capital loans, the Investors are compensating a marketing executive to manage marketing projects to generate additional revenues from sales of our mobile apps, and have allocated $25,000 a month in expenditures for marketing purposes.  We have also agreed to salary deferrals of approximately $20,000 a month to help conserve our cash balances.  In the first quarter of fiscal 2013, in addition to other funding activity, the Investors provided to us $100,000 in working capital loans to help our operations and made a payment of $250,000 to our secured lender, that resulted in a reduction of debt that we owed our secured lender of approximately $4,550,000, under the terms of a debt assignment agreement.  The Investors still owe our secured lender a payment of $100,000 to complete the assignment of debt from our secured lender to the Investors.  We anticipate that this payment will improve our balance sheet by reducing our debt by approximately $1,800,000.

Although we have significantly improved our balance sheet this fiscal year, and have instituted a marketing program to generate growth in revenues, we continue to have liabilities far in excess of our assets.  We are working to settle our remaining liabilities and consequently we continually look for other financing sources.  In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.   Failure to raise additional capital or generate sufficient revenues will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating.

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

On March 7, 2013 we issued 5,000,000 shares of the Company’s common stock, valued at $25,000 for payment on an outstanding promissory note of $12,500.

On March 12, 2013 we issued 5,773,953 shares of the Company’s common stock, valued at $13,857 for payment on an outstanding promissory note of $8,661.

On March 15, 2013 we issued 67,260,000 shares of the Company’s common stock, valued at $174,876 for payment on an outstanding promissory note of $359,089.

On March 18, 2013 we issued 26,619,289 shares of the Company’s common stock, valued at $71,872 for payment on an outstanding promissory note of $53,286.

On March 20, 2013 we issued 22,998,140 shares of the Company’s common stock, valued at $151,788 for payment on an outstanding promissory note of $34,497.

On April 10, 2013 we issued 26,500,000 shares of the Company’s common stock, valued at $108,650 for payment on an outstanding promissory note of $53,000.

On April 23, 2013 we issued 26,400,000 shares of the Company’s common stock, valued at $92,400 for payment on an outstanding promissory note of $66,125.

On April 24, 2013 we issued 26,475,000 shares of the Company’s common stock, valued at $79,425 for payment on an outstanding promissory note of $66,188.

On May 28, 2013 we issued 9,000,000 shares of the Company’s common stock, valued at $21,600 for payment on an outstanding promissory note of $7,250

Item 3.  Defaults Upon Senior Securities.

Except for matters described in Note 9, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

From June 1, 2013 to July 19, 2013, we issued 91,465,000 shares of the Company’s common stock for payment on outstanding promissory notes of $181,314.

Effective June 19, 2013, the Company entered into a securities purchase agreement with 112359 Factor Fund (the “Fund”) pursuant to which the Company issued a 6% secured convertible debenture in the principal amount of $665,000 (the “Note”).  The Note was sold to the Fund, which is an “accredited investor” (as such term is defined in the rules promulgated under the Securities Act of 1933, as amended), in exchange for outstanding debentures, fees and cash advances totaling $216,855, a new cash investment of $300,000, an original issuance discount of $100,000 and fees of $48,145.  The new cash investment is scheduled to be remitted to the Company on a monthly basis from June 2013 to December 2013.

Absent earlier redemption, and with a redemption premium of 30%, the Note matures on December 31, 2014.  Interest accrues on the unpaid principal and interest at a rate per annum equal to six percent (6%).  The Fund can elect at any time to convert any portion of the Note into shares of common stock of the Company, par value of $0.001, (the “Common Stock”) at 60% of the market price (as defined) subject to a limit of 4.99% of the Company’s outstanding shares of Common Stock.  The Fund is not allowed to sell shares of Common Stock in excess of twenty percent (20%) of the trading volume of the Common Stock, measured on a monthly basis, or short sell the Common Stock.

Item 6.  Exhibits.

4.1	6% Secured Convertible Debenture in favor of 112359 Factor Fund, LLC dated June 19, 2013
10.1	Securities Purchase Agreement by and among 112359Factor Fund, LLC and Pervasip Corp. dated June 19, 2013
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: July 22, 2013	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Acounting Officer)