Form 10-Q
period 2013-08-31
PERVASIP CORP
filed 2013-10-15
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

As of October 15, 2013 the Company had 799,499,997 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	August 31, 2013	November 30, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,661	$12,366
Accounts receivable, net	78,341	75,494
Prepaid expenses and other current assets	29,319	20,558
Total current assets	113,321	108,418

Other assets	121,467	69,658
Total assets	$234,788	$178,076

Liabilities and Stockholders’ Equity Deficiency

Current liabilities:
Current maturities of long-term debt	$2,780,722	$7,444,490
Accounts payable and accrued expenses	2,536,434	2,297,242
Due to Pension Benefit Guaranty Corporation	1,890,789	1,821,464
Derivative liabilities	93,836	361,760
Total current liabilities	7,301,781	11,924,956

Mandatorily redeemable preferred stock	—	—
Long-term debt less current portion	1,645,988	358,614
Derivative liabilities	318,515	—
Total liabilities	9,266,284	12,283,570

Stockholders’ equity deficiency: Preferred stock, $.001 par value; 1,000,000 shares authorized, 51 shares issued and outstanding in 2013 and 2012	—	—
Common stock, $.001 par value; 800,000,000 shares authorized, 799,499,997 and 303,187,814 shares issued and outstanding in 2013 and 2012	799,500	303,187
Capital in excess of par value	40,480,003	39,216,866
Deficit	(50,312,210)	(51,626,758)
Accumulated other comprehensive income	1,211	1,211

Total stockholders’ equity deficiency	(9,031,496)	(12,105,494)
Total liabilities and stockholders’ equity deficiency	$234,788	$178,076

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

Revenues	$698,240	$767,733	$228,348	$248,588

Costs and expenses:
Costs of services	318,418	366,803	107,347	113,975
Selling, general and administrative	1,227,723	1,668,551	411,342	471,298
Total costs and expenses	1,546,141	2,035,354	518,689	585,273

Loss from operations	(847,901)	(1,267,621)	(290,341)	(336,685)

Other income (expense):
Interest expense	(587,856)	(1,920,270)	(181,522)	(415,841)
Gain on troubled debt restructuring	2,714,461	6,338,601	—	—
Gain on settlement of liabilities	—	314,481	—	—
Other income (expense)	(150,000)	32,100	(150,000)	—
Mark to market adjustment of derivative liabilities	185,844	108,406	60,178	(27,275)
Total other income (expense)	2,162,449	4,873,318	(271,344)	(443,116)

Net income (loss)	$1,314,548	$3,605,697	$(561,685)	$(779,801)

Basic earnings (loss) per share	$0.00	$0.03	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$0.00	$0.02	$(0.00)	$(0.00)

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

Net income	$1,314,548	$3,605,697	$(561,685)	$(779,801)
Other Comprehensive loss:
Foreign currency translation adjustment	—	(1,023)	—	(1,040)
Comprehensive income (loss)	$1,314,548	$3,604,674	$(561,685)	$(780,841)

See notes to the condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31, 2013	August 31, 2012
Operating activities:
Net income	$1,314,548	$3,605,697
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock based compensation	20,161	116,294
Options granted for services	—	76,563
Provision for bad debts	2,738	7,373
Non-cash financing expense	168,835	253,437
Reversal of payables	—	(32,100)
Gain on troubled debt restructuring	(2,714,461)	(6,338,601)
Non-cash interest expense	388,375	1,903,344
Mark to market adjustment of derivative liabilities	(185,844)	(422,887)
Changes in operating assets and liabilities:
Accounts receivable	(5,585)	15,321
Prepaid expenses and other current assets	(2,071)	9,982
Other assets	(113,690)	5,547
Accounts payable, other current liabilities and pension related liabilities	486,323	2,549
Net cash used in operating activities:	(640,671)	(797,481)
Cash flows from financing activities:
Repayment of short-term and long-term debt	—	(122,126)
Proceeds from short-term borrowing	602,000	351,000
Repayment of short-term borrowing	(36,034)	—
Proceeds from stock subscription	—	493,745
Proceeds from purchase of stock warrants	68,000	—
Proceeds from issuance of stock	—	87,255
Net cash provided by financing activities	633,966	809,874

Increase / (decrease) in cash and cash equivalents	(6,705)	12,393
Cash and cash equivalents at beginning of period	12,366	9,608
Cash and cash equivalents at the end of period	$5,661	$22,001
Cash paid during the period for:
Interest	$21,254	$16,926
Taxes	$—	$—

See notes to the condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2013, are not necessarily indicative of the results that may be expected for the year ended November 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2012.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and as of August 31, 2013, the Company has negative working capital of $7,188,460 and a stockholders’ equity deficiency of $9,031,496. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to spend $25,000 each month on marketing initiatives, with the goal of generating sufficient revenues to be operating at a positive cash flow level. The Company has instituted a plan of salary deferrals and has signed an agreement with a lender to provide the Company with cash to cover its monthly operating cash-flow shortfall and marketing money until December 31, 2013. One of the Company’s lenders is monitoring and supervising the additional advertising expenditures to promote the Company’s mobile VoIP app in the belief that additional advertising will attract new subscribers and will result in a significant increase in revenues to the Company.

2.	Continue to develop new uses and distribution channels for its mobile VoIP service. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. In the fourth quarter of fiscal 2013, the Company plans to add the ability for a subscriber to buy telephone numbers from several additional countries and download the number to his or her smart phone or tablet. This feature would allow for a person to call someone who is not in the same country for the cost of a local call.

3.	Leverage the technology of the Company’s mobile apps to provide inexpensive high-quality telephony services to low-tech products, such as prepaid calling cards. The Company is now selling prepaid calling cards, which can call any phone number in the world without the connection fees or other miscellaneous charges that other calling cards impose on a consumer.

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

Note 4 – Major Customers

`

As of August 31, 2013 and November 30, 2012, one customer constituted 36% and 29%, respectively, of our accounts receivable.

During the nine-month and three-month periods ended August 31, 2013, one customer accounted for approximately 38% of our revenues.

During the nine-month and three-month periods ended August 31, 2012, one customer accounted for approximately 27% and 31%, respectively, of our revenues.

Note 5 – Net Income (loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options, warrants and convertible debt agreements.

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	Aug. 31, 2013	Aug. 31, 2012	Aug. 31, 2013	Aug. 31, 2012

Net income (loss) – numerator basic	$1,314,548	$3,605,697	$(561,685)	$(779,801)
Interest expense attributable to convertible notes, net	385,944	996,319	95,872	—
Net income (loss) plus interest expense attributable to convertible notes, net – numerator diluted	$1,700,492	$4,602,016	$(465,813)	$(779,801)
Weighted average common shares outstanding – denominator basic	556,328,538	142,897,663	729,759,164	165,563,679
Effect of dilutive securities	686,887,497	121,185,921	—	—
Weighted average dilutive common shares outstanding – denominator diluted	1,243,216,035	264,083,584	729,759,164	165,563,679

Earnings (loss) per common share – basic	$0.00	$0.03	$(0.00)	$(0.00)

Earnings (loss) per common share – diluted	$0.00	$0.02	$(0.00)	$(0.00)

Approximately 76,779,000 and 784,244,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine-month and three-month periods ended August 31, 2013, respectively because the effect would be anti-dilutive. Approximately 10,165,000 and 176,868,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine-month and three-month periods ended August 31, 2012, respectively, because the effect would be anti-dilutive.

As of August 31, 2013, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the nine months ended August 31, 2013.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock. For the nine-month periods ended August 31, 2013 and 2012, the Company recorded $20,161 and $116,294, respectively, in stock-based compensation expense related to employees. For the three-month periods ended August 31, 2013 and 2012, the Company recorded $6,720 and $22,812, respectively, in stock-based compensation expense related to employees. For the nine-month and three-month periods ended August 31, 2012, we recorded approximately $76,563 and $57,500, respectively, of stock-based compensation expense related to consultants. No such expense was recorded for the nine-month and three-month periods ended August 31, 2013. As of August 31, 2013, there was $32,877 of unrecognized employee stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At August 31, 2013 and November 30, 2012, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at August 31, 2013 and November 30, 2012 was $1,890,789 and $1,821,464, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the nine-month periods ended August 31, 2013 and 2012.  The Plan covers approximately 40 former employees.

Note 9 – Principal Financing Arrangements

The following table summarizes components of long-term debt and capital lease obligations as of August 31, 2013 and November 30, 2012:

Principal lender:	August 31, 2013	Nov. 30, 2012	Interest Rate

Note dated November 30, 2005	$281,792	$986,271	5.25%
Note dated May 31, 2006	204,583	716,041	5.25%
Note dated September 28, 2007	679,638	2,378,733	9.75%
Note dated May 28, 2008	328,072	1,148,254	20.00%
Note dated October 29, 2008	202,572	709,001	15.00%
Note date February 15, 2009	115,085	402,797	20.00%
Note dated October 6, 2009	1,086	3,802	5.25%
Note dated November 5, 2009	6,623	23,179	5.25%

Total principal lender debt (1)	1,819,451	6,368,078

Short-term borrowings	954,271	1,068,867	0.00% - 28.00%
Capital lease obligations	7,000	7,545	12.00% - 17.00%

Total short-term debt	2,780,722	7,444,490
Long-term debt	1,645,988	358,614
Total	$4,426,710	$7,803,104

(1) Effective February 1, 2012, the interest rate to the principal lender was revised to 0%.

Debt with Principal Lender

As of August 31, 2013 and November 30, 2012 the Company owed its principal lender (“Lender”) $1,819,451 and $6,368,078 respectively. All of such debt became due by its terms on September 30, 2010. We have not made payments of principal or interest when due, and we are not in compliance with our agreements with the Lender. The Lender has not issued a default notice, and as described below, has signed agreements to sell such debt to third party investors.

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

Absent earlier redemption the Amended Notes mature on December 31, 2014.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the market price (as defined) subject to a limit of 4.99% of the Company’s outstanding shares of common stock.  In February 2013 the Fund converted $78,690 of principal into 39,345,576 shares of common stock.  During the second fiscal quarter of 2013, the Fund converted $238,599 of principal into 105,994,289 shares of common stock. During the third quarter of fiscal 2013, the Fund converted $284,800 of principal into 134,568,734 shares of common stock.

Amended Note 2 converts into shares of common stock of the Company in an amount equal to the lesser of the outstanding balance of Amended Note 2 divided by $0.01, or 9.99% of the then-current issued and outstanding shares of common stock.  Any principal or interest amount can be paid in cash.

During the second quarter of fiscal 2013, the Fund lent the company amounts of $50,000, $35,000 and $12,000 and refinanced them with another note of $665,000 (the “New Note”) on June 19, 2013. The New Note also provided cash to purchase two outstanding convertible debenture for $99,360, $60,000 in cash for operations in June 2013, and $40,000 in cash each month for the months of July 2013 through December 2013, and cost the Company $68,640 in finders fees and legal fess, and $100,000 in an issuance discount. The New Note has similar terms, due dates and conversion features as the Amended Notes and accrues interest at a rate per annum equal to 6% and has an effective interest rate of 86%. The company received an aggregate of $80,000 in cash under the New Note in July and August 2013.

In conjunction with the New Note, the Company agreed to implement a salary deferral plan to reduce the cash expenditures for personnel, to limit its cash expenditures to certain pre-approved items, and to accrue an additional fee to the Fund of $150,000, which is included in other income (expense) and has been added to the principal balance of Amended Note 1.   The Fund agreed to limit its sales of the Company’s common stock, to not engage in any short transactions involving the Company’s common stock, and to not require the Company to increase its authorized shares of common stock for a certain time period, even though the Financing documents require the Company to reserve authorized shares for issuance to the Fund, if the Fund desires to convert existing debt into shares of common stock.

The conversion features embedded in the Amended Notes and New Note were evaluated to determine if such conversion features should be bifurcated from its host instrument and accounted for as a freestanding derivative. The conversion feature in Amended Note 1 and the New Note is accounted for as a derivative liability. The Company estimated the fair value of this derivative based on information from sources knowledgeable in the area. The fair value of the derivative liability associated with Amended Note 1 and the New Note was recognized as a discount to the debt instrument and the discount is being amortized over the expected life of the notes. Amended Note 2 is convertible into common stock at a determinable number of shares and the conversion option is not a derivative liability. The Amended Notes and New Note are classified as long-term debt with a carrying value of $1,637,688 at August 31, 2013.

The Amended Notes and New Note are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of security agreements executed by the Company and its subsidiaries in favor of the Fund.  In addition, the Company’s chief executive officer and chief information officer pledged their combined voting control of the Company pursuant to a stock pledge agreement executed by the two officers in favor of the Fund, to further secure the Company’s obligations under the Amended Notes.  If an event of default occurs under the security agreement, the stock pledge agreement, the Amended Notes or the New Note, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.

As the Company is experiencing financial difficulties and the Fund granted the Company a concession by extending the term of the debt and reducing the amount of debt the Company was required to pay, the Company accounted for the Amended Notes transaction as a troubled debt restructuring under ASC 470-60. As the total future cash payments to the Fund were less than the carrying value, an adjustment was made to the carrying value of the debt to reflect the portion of the debt that had been cancelled due to the cash payments made during the nine-month period ended August 31, 2013 and a gain from troubled debt restructuring was recognized of $2,714,461.

In connection with the financings with the Lender and the Fund, the Company has agreed to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock without the Fund’s permission, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business, incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  In conjunction with the assignment of the debt from the Lender to the Fund, the Fund is late on paying to the Lender a final payment of $100,000, which under the current agreement between the Lender, the Fund and the Company, will result in a debt reduction to the Company of approximately $1,800,000, and a transfer of all liens from the Lender to the Fund. The Lender has not sent a default notice and the Fund has indicated to the Lender that the final $100,000 payment is anticipated to be made when the Company is more financially stable. To secure the payment of all obligations to the lender, the Company entered into a security agreement that assigns and grants to the Lender and the Fund a continuing security interest and first lien on all of the assets of the Company and its subsidiaries.

Short-Term Borrowings

As of August 31, 2013 and November 30, 2012, short-term borrowings are:

		August 31, 2013	November 30, 2012	Interest Rate

Demand notes payable to Chief Executive Officer	a)	$581,007	$502,426	12% - 24%

Other demand notes	b)	167,514	118,642	0% to 28%

Convertible notes	c)	205,750	447,799	0% to 12%

		$954,271	$1,068,867

a)	Demand notes payable to the Company’s Chief Executive Officer total $581,007 and $502,426, at August 31, 2013 and November 30, 2012, respectively, at annual interest rates of 12% and 24%.

b)	Short-term borrowings at November 30, 2012 include three demand notes of $50,000, $18,000 and $18,000 at a zero percent interest rate and a past-due note of $32,642 that is in default at an annual interest rate of 14%. Short-term borrowings at August 31, 2013 include the above four notes and an additional demand note at a zero percent interest rate in the amount of $9,000 and two working capital loans of $23,333, with an annual interest rate of 28%, and $16,538, with an annual interest rate of 18%.

c)	Short-term borrowings at August 31, 2013 also include three convertible notes (the “Convertible Notes”) at annual interest rates ranging from 0% to 8%, totaling $205,750. The Convertible Notes consist of two notes totaling $138,000 that we issued in exchange for cash payments to our Company and one note totaling $67,750 that we issued in exchange for existing non-convertible notes payable. Conversion features allow the holders of the Convertible Notes to convert into shares of our common stock at a discount to the trading price of our common stock, as defined, ranging from 42% to 55%. For a limited period of time before a conversion notice is submitted, the Company has the right to pre-pay some or all of the Convertible Notes at a 15% to 50% premium to the principal amount that is retired.

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

The conversion features embedded in the convertible notes were evaluated to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In one of the three Convertible Notes outstanding at August 31, 2013, and in six of the eleven 2012 Convertibles, the conversion feature was accounted for as a derivative liability. The derivatives associated with the Convertible Notes and the 2012 Convertibles were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes with any excess of the derivative value over the note payable value recognized as additional interest expense at the issuance date. Two of the three Convertible Notes and five of the eleven 2012 Convertibles are convertible into common stock at a fixed price and the conversion option is not a derivative liability.

The derivative liability for the convertible notes was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of 1% and volatility of 283% as of August 31, 2013 and a risk free rate of 1% and volatility of 243% as of November 30, 2012. In accordance with authoritative guidance, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a gain or loss on the change in the fair value of the derivatives, which were recorded as other income or expense in our consolidated statement of income (loss). As of August 31, 2013 and November 30, 2012, the fair value of such derivatives, including derivatives associated with long-term debt, totaled $412,351 and $361,760. During the nine-month periods ended August 31, 2013 and 2012, the Company recognized income arising from the change in fair value of the derivatives of $185,844 and $108,406 respectively. During the three-month periods ended August 31, 2013 and 2012, the Company recognized a gain (loss) arising from the change in fair value of the derivatives of $60,178 and $(27,275), respectively.

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

Capital Lease Obligation

The Company has one capital lease obligation that is payable in quarterly installments of $2,305, ending on February 2, 2016 of which $7,000 is classified as a short-term liability and $8,300 as long-term debt.

Note 10 – Income Taxes

At November 30, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $30,800,000 that expire in the years 2013 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Under Section 108(a) of the Internal Revenue Code, the gain of $2,714,461 and $6,338,601 in the nine-month periods ended August 31, 2013 and 2012, respectively, that is attributable to debt forgiveness is not included in taxable income to the Company, as the Company is deemed insolvent for tax purposes.  No such gain was recorded in the three-month periods ended August 31, 2013 and 2012. Consequently, the Company has recorded no income tax expense in either of the nine-month or three-month periods ended August 31, 2013 and 2012.

Note 11 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) of $143,500 and $144,000, respectively, for the nine-month periods ended August 31, 2013 and 2012, and $48,000 for the three-month periods ended August 31, 2013 and 2012. One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

At August 31, 2013 and November 30, 2012, we owed our chief executive officer $883,436 and $732,575 respectively for loans he provided to the Company, unpaid salary and unpaid business expenses.

At August 31, 2013 and November 30, 2012, we owed our chief information officer $29,947 and $24,557, respectively, for unpaid salary and unpaid business expenses.

During the nine-months ended August 31, 2013, the Company sold to its chief executive officer a warrant to purchase 25,333,333 shares of common stock, par value $0.001, of the Company and its chief information officer a warrant to purchase 20,000,000 shares of common stock. The Company received, in the aggregate, cash payments totaling $68,000. The warrants have a ten-year life and exercise price of $0.005. During the quarter ended August 31, 2012 the Company converted debt owed the chief executive officer of $18,500 into 1,500,000 shares at a price of $0.012 per share.

Note 12 – Equity

As discussed in Note 9, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders. Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, during the first quarter of fiscal 2013 a total of $195,903 of outstanding debt principal was converted into 122,217,067 shares of the Company’s common stock. During the second quarter of fiscal 2013, a total of $289,007 of outstanding debt principal was converted into 143,766,382 shares of the Company’s common stock. During the third quarter of fiscal 2013, a total of $303,880 of outstanding debt principal was converted into 134,568,734 shares of the Company’s common stock.

During the first quarter of fiscal 2013, one debt holder converted outstanding debt payable of $75,000 into 2,500,000 shares of our common stock, a second converted a debt payable of $6,000 into 6,000,000 shares of our common stock and a third converted a debt payable of $25,000 into 5,000,000 shares of our common stock. During the second quarter of fiscal 2013, one debt holder converted outstanding debt payable of $361,592 into 67,260,000 shares of our common stock. A second debt holder converted outstanding debt payable of $12,500 for 5,000,000 shares of our common stock. During the third quarter of fiscal 2013, one holder of convertible debt converted outstanding debt payable of $19,000 for 9,500,000 shares of our common stock.

On August 30, 2013, the Company filed a certificate of amendment of its certificate of incorporation in which the Board of Directors designated a Series D of the Company’s previously authorized preferred stock with a par value per share of $0.001 (the “Series D Preferred”). The number of shares of Series D Preferred was set at 51 shares. The Series D Preferred shares have dividend rights equal to common stock on a share-for-share basis, but no liquidation rights. Each one (1) share of the Series D Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. As a result, the holders of the Series D Preferred Stock have voting control of the Company.

All 51 shares of the Series D Preferred were issued to the Company’s chief executive officer and chief information officer (the “Officers”) in exchange for the 51 outstanding shares of the Company’s Series C Preferred Stock held by the Officers. The terms of the Series D Preferred Stock are substantially identical to the terms of the Series C Preferred Stock, except that the redemption date has been changed. The Company shall redeem all shares of Series D Preferred, in cash, for $1.00 per share on the earlier to occur of (1) the first anniversary of the date upon which all obligations of the Company to 112359 Factor Fund, LLC (and/or its assign(s)) have been satisfied in full, or (2) December 31, 2019.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of August 31, 2013 and November 30, 2012.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

August 31, 2013

Derivative liability	$412,351	—	$93,836	$318,515

November 30, 2012

Derivative liability	$361,760	—	$361,760	—

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

The continued growth in both mobile telephone services and video telephone services has resulted in a rapidly growing mobile VoIP market that allows subscribers to make inexpensive calls from their mobile phones or tablets instead of using costly airtime minutes.  We offer our mobile VoIP service to Android and Apple users. We are one of the few application providers that enables our subscribers to make free calls to each other, and also allows users to make a telephone call to any person on the public switched telephone network (the “PSTN”).

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

To further attract the growing base of international callers, we can now provide phone numbers from 60 countries to our subscribers. We are in the process of automating the delivery of a phone number that is outside of the United States to subscribers that download our mobile application. We plan to charge $9.95 per month for a foreign telephone number and allow for unlimited inbound calls. We believe this product will be very attractive to consumers who are outside of their home country because their family members will be able to call them, on their mobile cell phone that has downloaded our VoX app, for the cost of a local call, which is typically a free call. Currently, international calls to or from a cell phone represent the most expensive calls on the wireless carriers’ networks. Our app will significantly reduce the monthly cost to consumers of international calls because local rates will apply when calls are made between phone numbers from the same locality, even though one party is using a mobile phone that is thousands of miles away.

Today we support tens of thousands of active users around the world, in more than 160 countries, through our wholesale and retails channels.  More than 200,000 people have downloaded our VoIP application to a mobile phone or tablet.  We have built a privately-managed, state-of-the-art global telecommunications platform using Internet Protocol (“IP”) technology and we offer a broad suite of private label VoIP products and services, for both wholesale and retail users.

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

Services to mobile and other connected devices. We are developing next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  In the fourth quarter of 2013 we expect to expand the supply of telephone numbers that we offer to our customers, to include numbers from as many as 60 countries. We believe the ability to download a foreign telephone number into a person’s smart phone or tablet will be a fast-growing niche that will help to differentiate our mobile app from our contemporaries. The ability to have a foreign phone numbers means that our customer’s family can call our customer for free, or for the cost of a local in-country call, which is significantly less than the high international mobile phone calling rates charged by the major wireless carriers.

International long distance calling.  The markets for international long distance are large and growing and we plan to leverage our VoIP network by offering consumers a low-cost and convenient alternative to the international services offered by telephone and cable companies and international calling cards.  Industry data estimates the international long distance calling market to be $80 billion annually, with up to 15% of such calling originating in the United States.  An increasing proportion of our customer base consists of international callers.  We target substantial market opportunities by offering calling rates to mobile phones in Mexico, Britain, Brazil, Vietnam and Pakistan at rates that are more than 65% lower than the major wireless carriers. We launched a prepaid calling card in the third fiscal quarter to take advantage of our low-cost international calling routes, and we believe our foreign telephone numbers, noted above, will also be helpful in attracting paid subscribers for our international inbound calling services.

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

Results of Operations

For the Nine Months Ended August 31, 2013 Compared to the Nine Months Ended August 31, 2012

Our revenue for the nine-month period ended August 31, 2013 decreased by $69,493, or 9%, to $698,240, as compared to $767,733 reported for the nine-month period ended August 31, 2012. The decrease in our revenues resulted primarily from the loss of several wholesale customers. We are focusing on growing our revenues by selling our mobile application services to individual consumers. To aid us in this effort, our lender has provided funding to a marketing consultant to increase awareness of our product and to generate revenue from new individual subscribers. As of August 31, 2013, the marketing consultant spent $14,300, primarily on fees for market research activities, programming fees and design fees for web site landing pages. Activities in late August through early October have primarily involved a testing and optimization phase of online marketing campaigns (Search Engine Marketing or SEM).   Through this optimization phase, we have reduced the cost per click on our ads by over 50% and are seeing media spend approach an 85% efficiency mark (meaning, for every dollar spent marketing, we can generate $.85 in one time sales, which does not account for recurring revenue or repeat revenue from those customers).  If we are able to continue to achieve results similar to these efficiency numbers, we plan to ramp the marketing campaigns to approximately $5,000 in direct media spending for October and likely more in the following months.

For the nine-month period ended August 31, 2013, our gross profit amounted to $379,822, which was a decrease of $21,108 from the gross profit of $400,930 reported in the nine-month period ended August 31, 2012. The reduction in gross profit is attributable to the reduction of revenue for the period, partially offset by a reduction in our costs of services. Our gross margin percentage for the nine-month periods ended August 31, 2013 and 2012 increased to 54% from 52%. This increase is primarily the result of a reduction in the cost of providing our subscribers with telephone numbers, which occurred in the second quarter of fiscal 2013. We anticipate these cost savings will continue to be available to us in future quarters.

Selling, general and administrative expenses decreased by $440,828, or 26%, to $1,227,723 for the nine-month period ended August 31, 2013 from $1,668,551 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost of approximately $86,000 and a reduction in financing cost of approximately $242,000.

Interest expense decreased by $1,332,414 to $587,856 for the nine months ended August 31, 2013, as compared to $1,920,270 for the nine months ended August 31, 2012. The decrease was attributable to a reduction in the interest associated with our non-convertible notes and lower debt levels.

A mark-to-market adjustment for derivative liabilities resulted in a gain of $185,844 for the nine-month period ended August 31, 2013, as compared to gain of $108,406 reported in the same prior-year fiscal period. The change was primarily due to a shorter remaining life and different conversion rates associated with the calculation of our derivative liabilities at August 31, 2013, in comparison to the decrease in value at August 31, 2012.

For the nine months ended August 31, 2013, we recorded other expense of $150,000, in conjunction with a new term loan and the refinancing of existing loans, as compared to other income of $32,100 for the reversal of payables in the nine months ended August 31, 2012.

We recorded a gain on troubled debt restructuring of $2,714,461 for the nine-month period ended August 31, 2013 as compared to a gain on troubled debt restructuring of approximately $6,338,601 for the nine months ended August 31, 2012. The income in fiscal 2013 and 2012 was attributable to a reduction in debt from our secured lender, in conjunction with a payment plan that we agreed to and a third-party funded.

For the Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

Our revenue for the three-month period ended August 31, 2013 decreased by $20,240, or 8%, to $228,348, as compared to $248,588 reported for the three-month period ended August 31, 2012. The decrease in our revenues resulted primarily from the loss of several wholesale customers. We are focusing on growing our revenues by selling our mobile application services to individual consumers. See above for our marketing activities in September and October 2013.

For the three-month period ended August 31, 2013, our gross profit amounted to $121,001, which was a decrease of $13,612, or 10%, from the gross profit of $134,613 reported in the three-month period ended August 31, 2012. The reduction in gross profit is attributable to the reduction of revenue for the period, partially offset by a reduction in our costs of services. Our gross margin percentage for the three-month periods ended August 31, 2013 and 2012 remained approximately the same. The gross margin in the third quarter of fiscal 2013 decreased by 1% to 53% from 54% in the third quarter of fiscal 2012.

Selling, general and administrative expenses decreased by $59,956, or 13%, to $411,342 for the three-month period ended August 31, 2013 from $471,298 reported in the same prior-year fiscal period. The decrease was primarily due to general efforts to limit our overhead expenditures.

Interest expense decreased by $234,319 to $181,522 for the three months ended August 31, 2013, as compared to $415,841 for the three months ended August 31, 2012. The decrease was attributable to a reduction in interest expense associated with our convertible notes.

For the three months ended August 31, 2013, we recorded other expense of $150,000, in conjunction with a new term loan and the refinancing of existing loans. We did not record any other income or other expense in the three months ended August 31, 2012.

A mark-to-market adjustment for derivative liabilities resulted in a gain of $60,178 for the three-month period ended August 31, 2013, as compared to a loss of $(27,275) reported in the same prior-year fiscal period. The change was primarily due to different conversion rates associated with the calculation of our derivative liabilities at August 31, 2013, as comparison to August 31, 2012.

Liquidity and Capital Resources

At August 31, 2013, we had cash and cash equivalents of approximately $6,000 and negative working capital of approximately $7,188,000.

Operating activities for the nine months ended August 31, 2013 used $640,671 of cash, consisting principally of operating losses of $847,901 and interest payments of $21,254, offset by approximately $55,000 in non-cash income statement charges and approximately $153,000 by changes in operating assets and liabilities. Operating activities for the nine months ended August 31, 2012 used $797,481 of cash, consisting principally of operating losses of $1,267,621, offset by approximately $460,000 in non-cash income statement charges, and approximately $26,000 in changes in operating assets and liabilities.

Net cash provided by financing activities aggregated $633,966 and $809,874 in the nine-month periods ended August 31, 2013 and 2012, respectively. In fiscal 2013, cash provided by financing activities resulted from proceeds from short-term borrowing of $602,000, less repayments of debt of $36,034 and the purchase of stock warrants for $68,000. In fiscal 2012, cash provided by financing activities resulted from the proceeds from short-term borrowing of $351,000, less repayments of debt of $122,126, the issuance of common stock of $87,255, and stock subscriptions of $493,745.

For the three months ended August 31, 2013 and 2012, we had no capital expenditures. We do not expect to make equipment purchases for the remainder of fiscal 2013. We expect that any capital expenditures over the next 12 months will relate primarily to a continued roll-out of our IP telephony network for our video-over-IP products and our ability to obtain financing.

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

Although we are not generating cash from operations, we have sustained operations by obtaining short-term financing to fund our monthly cash-flow deficit from investors (the “Investors”) that have agreed to provide us with working capital loans of $40,000 a month for a six-month period ending December 31, 2013. In addition to the working capital loans, the Investors helped us hire a marketing executive to manage marketing projects to generate additional revenues from sales of our mobile apps, and have allocated $25,000 a month in expenditures for marketing purposes. We have also agreed to salary deferrals of approximately $20,000 a month to help conserve our cash balances. In the first quarter of fiscal 2013, in addition to other funding activity, the Investors provided to us $100,000 in working capital loans to help our operations and made a payment of $250,000 to our secured lender, that resulted in a reduction of debt that we owed our secured lender of approximately $4,550,000, under the terms of a debt assignment agreement.  The Investors still owe our secured lender a payment of $100,000 to complete the assignment of debt from our secured lender to the Investors. We anticipate that this payment will improve our balance sheet by reducing our debt by approximately $1,800,000.

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

In June 2013 we issued 26,480,000 shares of the Company’s common stock, valued at $68,848 for payment on an outstanding promissory note of $49,252.

In June 2013 we issued 26,485,000 shares of the Company’s common stock, valued at $68,861 for payment on an outstanding promissory note of $49,262.

In June 2013 we issued 9,500,000 shares of the Company’s common stock, valued at $25,650 for payment on an outstanding promissory note of $19,000.

In July 2013 we issued 29,000,000 shares of the Company’s common stock, valued at $75,400 for payment on an outstanding promissory note of $63,800.

In July 2013 we issued 25,000,000 shares of the Company’s common stock, valued at $77,500 for payment on an outstanding promissory note of $58,250.

In July 2013 we issued 27,603,734 shares of the Company’s common stock, valued at $104,894 for payment on an outstanding promissory note of $64,316.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 9, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

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

PERVASIP CORP.

Date: October 15, 2013	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)