Form 10-Q/A
period 2013-08-31
PERVASIP CORP
filed 2014-01-17
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Pervasip Corp. for the period ended August 31, 2013 (“Form 10-Q”), as filed with the Securities and Exchange Commission on October 15, 2013, is being filed solely to change a check box on the cover page to indicate by check mark that we have submitted electronically and posted on our corporate web site, every Interactive Data File required to be submitted.

No other changes have been made to the Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits.

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: January 16, 2014	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)