Form 10-K
period 2013-11-30
PERVASIP CORP
filed 2014-09-03
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-04465

PERVASIP CORP.
(Exact name of registrant as specified in its charter)

New York	13-2511270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North Street White Plains, NY 10605
(Address of Principal Executive Offices)

(914) 750-9339
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on May 31, 2013, was $2,119,910.

As of September 3, 2014, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 1,007,549,997.

Documents Incorporated By Reference: None.

ii

iii

Special Note Regarding Forward-Looking Statements

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

The continued growth in both mobile telephone services and video telephone services has resulted in a rapidly growing mobile VoIP market that allows subscribers to make inexpensive calls from their mobile phones or tablets instead of using costly airtime minutes.  We offer our mobile VoIP service to Android and Apple devices as a download from the app stores for Android or Apple users. We offer a free trial that allows subscribers to call up to 60 countries for 60 minutes with a temporary phone number.

A paid subscriber is able to download, over an Internet connection, a real telephone number from VoX that allows the subscriber to make or receive a low-cost mobile telephone call to any person on the public switched telephone network (the “PSTN”). We currently offer telephone numbers from 57 countries to be downloaded to a subscriber’s Android phone or tablet, and no other company offers as diverse a choice of telephone numbers as we offer. Since June 2014, we have been selling a private labeled version of our mobile VoIP app so that other companies can sell our product under their own brand name.

Our mobile VoIP app also allows video calling and text messaging to other subscribers. Adding video calling to mobile devices provides corporate managers the ability to see their mobile employees, agents or customers when a telephone call is made, and provides families with the ability to see loved ones who are otherwise inaccessible to visual contact.  Our VoIP platform enables a user to access and utilize our voice, video and messaging services and features regardless of how they are connected to the Internet, including connections over the 3G, 4G, WiFi, cable, DSL or satellite broadband networks.

We are able to provide our services at a cost per user that is generally lower than that charged by traditional service providers because we minimize our network costs by using efficient packet-switched technology and interconnecting to a wide variety of termination options, which allows us to benefit from pricing differences between vendors to the same termination points.

Having built a fully-automated and scalable VoIP and video calling platform, which began as a wholesale platform for broadband carriers, our growth initiative is mobile services.

Development of Business

We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high-quality handbags, totes, luggage and sport bags.  In 1998 we began reselling telephone services and in 1999, we divested our handbag and luggage operations, and focused entirely on telephone operations.

In 2000, we began developing telecom software in our wholly owned subsidiary, TelcoSoftware.com Corp. In 2004 we started to build our own IP telephone network, and, in December 2007, we changed our name to Pervasip Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” and our intention is to be known as a pervasive IP company with a ubiquitous global presence.

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

With the launching of our VoIP product for mobile phone users and our videophone service, we have changed our focus to the retail consumer.  We are marketing to individual consumers via social networking websites, video websites, classified ad postings, press release distributions, blogs and article writing.  We offer a free calling application to call the PSTN in 60 countries for 60 minutes and we offer a free videophone application.  We incur a per-minute charge for any calls made to the PSTN in conjunction with the 60 free minutes of calling that we offer.   The free videophone application has no costs of sales attributable to it because the call runs over the Internet, which has no per-minute costs.  We plan to encourage people to use the free video-calling application and the free 60 minutes of voice calling so that consumers can experience our high-quality product.  We believe that we will be able to contact users of our free products to convert a percentage of them into using our revenue-generating product.

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

We make available free of charge through our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”).  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including all of our filings.

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

As a result of the potential cost savings and added features of VoIP and video VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers view VoIP and video VoIP as the future of telecommunications.  VoIP has experienced significant growth in recent years due to:

•	Demand for lower cost telephone service;
•	Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;
•	Ability to download a VoIP application to a mobile device and utilize the 3G or 4G networks of the wireless phone carriers to provide consumers with mobile VoIP calling;
•	Ability to download a VoIP application to a mobile device and utilize a WiFi network for mobile VoIP or mobile video calling; and
•	New product innovations such as video calling that allow VoIP providers to offer services not currently offered by traditional telephone companies.

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

The growth of the Internet in recent years has proven the scalability of these underlying packet-switched networks.  As broadband connectivity, including mobile phone data networks, cable modem and digital subscriber line (or DSL), has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and residential consumers.  Providing such services has the potential to both substantially lower the cost of telephone service to these customers and increase the breadth of features available to our subscribers.  Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.  We believe that televisions using the Android operating system will become increasingly popular and that these televisions will accommodate two-way video so that consumers will be making video calls from their Android televisions, using a video application such as the one we have developed.

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

Specific strategies to accomplish this objective include:

●	Capitalize on our technology expertise to support new products and features. Our proprietary VoIP technology gives us the ability to offer leading-edge services and control our product development cycle. Our ability to quickly test new IP devices on our network, including videophones, IPTV, WiFi enabled VoIP phones and mobile VoIP phones, allows us to continuously offer the best and newest products as they become available. We are not dependent upon one or two device manufacturers, which has resulted in considerable cost savings, greater capacity and flexibility per port, and the ability to provide convergent solutions with new features, services and service creation capabilities in a timely manner.

●	Focus on offering enhanced calling features for mobile calling services. Our mobile video application contains compression technology that allows us to provide real-time video calling with very efficient bandwidth usage to many models of Android phones and tablets. We provide unlimited calling plans with phone numbers from 57 countries to attract international travelers and those who are overseas, but want a virtual presence in a particular country. For iPhone and iPad users, we offer a free calling plan and our Pay and Go Plan, which offers discounted mobile calling services to any phone number on the PSTN.

●	Continue to utilize back-office automation. We believe that to achieve our objective we need to have full automation of our back-office web and billing systems. We have written our software for maximum automation, flexibility and changeability. We know from experience in provisioning complex telecom orders that back-office automation is a key factor in keeping overhead costs low. Technology continues to work for 24 hours a day and we believe that the fewer people a company has in the back office, the more efficiently it can run, which should drive down the cost per order.

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

Our Services

Our VoX services work over virtually any high-speed Internet connection worldwide to allow calls to or from any phone in the world, whether that phone is an IP phone or a PSTN phone.  Our VoX service utilizes IP customer premise equipment to enable plug and play installation and a familiar dial tone user interface.  Our service also uses web-based technologies to enable Internet fax, account setup, account management, billing and customer support.  We have developed proprietary implementation of standards-based technologies underlying our service, which works with third party carriers to terminate VoIP calls on the PSTN network.  As part of the VoX service, we currently resell analog telephone adapters, mobile phones and IP phones that can utilize our unique VoIP software so that a user can make high-quality telephone calls on our VoIP network.  We continue to enhance and develop new functionality in our software code so that our services can be downloaded to additional devices.

Mobile VoIP – Mobility has become central to our development priorities.  Consequently, our IP technology includes a mobile content platform that has the ability to deliver high-quality voice, messaging and video communication, across wireless data networks.  We are offering our mobile VoIP product, as a downloadable application, on several web sites, including the Google Play and iTunes application stores.  We primarily market it as a second line on a consumer’s mobile device, although we do have customers who use an Internet tablet and our mobile VoIP is their only telephone line.  We believe that as consumers adopt mobile VoIP and transition away from the circuit-switched networks now in use, consumers will find that having a second and third phone line on their mobile devices will be helpful to distinguish between business and personal calls.  Also, a second or third phone line becomes very useful to people who do not want to give out their permanent mobile phone number to someone they have recently met.  A mobile VoIP number from VoX comes with its own voice mail account so the customer with a VoX number can have a professional voice mail message or a personal voice mail greeting, depending on the preferences of the customer.

Our mobile VoIP application provides free calling and messaging between users who have the application, as well as low-cost international calling to any phone in more than 200 countries.  In addition, VoX subscribers who use smart phones with a front facing camera are able to make free videos calls to other VoX subscribers.

Our mobile VoIP application has calling plans that offer some of the lowest international calling rates in the world.  For example, calls can be made for $0.07 a minute to a cell phone in Britain, Vietnam, Pakistan or Mexico, and for $0.12 per minute to Brazil.  Most wireless carriers charge significantly more for these routes.  The application also offers unlimited calling to more than 60 countries for $29.95 per month, or a “Pay and Go” plan that charges a user per minute and does not charge a monthly subscription fee and line fee.  With our Pay and Go plan, consumers only pay for the calls they make, using international rates that are frequently 80% less than the large U.S. carriers, and domestic rates that are $0.029 per minute.

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

Our Network

We operate a sophisticated IP network to deliver our VoIP services.  We carefully monitor the network as it automatically minimizes the route taken by packets carrying a voice conversation, and self-regulates traffic volumes to directly control the quality of service from the origination to the termination of a call.  Calls are connected on our network with minimal post-dial delay and our G.729, SILK and AMR codecs yield virtually no jitter.  When compared to other broadband voice carriers or wireline connections, we deliver a high-quality call.  Our softswitch utilizes advanced Session Initiation Protocol (“SIP”) infrastructure on a cluster of SIP servers and has the ability to scale at a low cost.  We believe the collective thought process of our SIP servers makes us unique, as our servers are capable of “thinking” about what they are doing and will perform self-healing functions when necessary to ensure a call is not dropped.  Unlike many of our competitors, we do not rely on software from Microsoft Corporation (“Microsoft”) to power our softswitch.  By using our own open-source software platform, we are able to update the network as needed, avoid the delays of waiting for software upgrades from Microsoft and avert the problems associated with having too much reliance on one vendor in order to run our network.

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

We anticipate that competition also will come from several traditional telecommunications companies, including industry leaders, such as Verizon Communications Inc., AT&T Inc., and Deutsche Telekom AG, as well as established broadband services providers, such as Comcast Corporation and Cablevision Inc.  These companies provide enhanced Internet and IP communications services in both the United States and internationally.  All of these competitors are significantly larger than we are and have:

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

Network Operations Center – We maintain a network operations center in Orlando Florida and employ a staff of 3 individuals with experience in voice and data operations to provide 24-hour operations support, 7 days per week. We use various tools to monitor and manage all elements of our network and our partners' networks in real-time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations center provides technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners to augment our monitoring and response efforts.

Customer and Technical Support – We maintain call center operations in Orlando, Florida and White Plains, New York and have a staff of 2 employees and contractors that provide customer service and technical support to customers.  Customers who access our services directly through our web site receive customer service and technical support through multilingual telephone communication, web-based and "chat" sessions and e-mail support.

Interconnection Agreements – We are a party to telecommunications interconnect and service agreements with VoIP providers and PSTN telecommunications carriers, such as Level 3 Communications, Inc. and Broadvox LLC.  Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN.  Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network. While we believe that relations with these providers and carriers are good, we have no assurance that these partners will be able or willing to supply services to us in the future.

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

Major Customer

At November 30, 2013 and 2012, one customer, Global Connect LLC, constituted 57% and 42%, respectively, of our accounts receivable. In fiscal 2013 and 2012, we had one customer that accounted for 36% and 29% of our revenues, respectively. This customer buys phone numbers and minutes from us on a wholesale basis and can have significant changes in revenue month-to-month.

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

The regulatory treatment of Internet and Internet-based voice services, including IP telephony or VoIP, outside of the United States varies widely from country to country. A number of countries may prohibit Internet and IP telephony, while other countries expressly permit but regulate Internet and IP telephony. Some countries evaluate proposed Internet and IP telephony service on a case-by-case basis to determine whether any regulation is necessary or whether it should be regulated as a voice service or as another telecommunications or data service. Finally, in many countries neither Internet nor IP telephony have been addressed by legislation or regulatory action as of the date of this filing. Although we strive to comply with applicable international IP telephony regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

As we make our services available in foreign countries, and as we facilitate sales by network partners to end-users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks.  It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business in those countries. Failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business. In addition, we cannot predict how a regulatory or policy change of a particular country might affect the provision of our services.

Our network partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations (including requirements to obtain authorizations for the provision of voice telephony or other telecommunications services or for the operation of telecommunications networks) or cease providing services or conducting their business as conducted in that country. We cannot be certain that our network partners either are currently in compliance with any such requirements, will be able to comply with any such requirements, and/or will continue in compliance with any such requirements.

Employees

As of August 28, 2014, we had four employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

Item 1A. Risk Factors

You should carefully consider the risks below, as well as all of the other information contained in this Annual Report on Form 10-K and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, in evaluating our company and our business. Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our common stock.

We have a history of losses and we are uncertain as to our future profitability.

We have a history of significant, recurring losses from operations, and we may continue to incur significant losses for the foreseeable future. We reported net operating losses of $1,256,566 is fiscal 2013 and $1,547,388 in fiscal 2012. As of November 30, 2013, our accumulated deficit was $51,737,831. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we will not be able to reach profitability. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We need additional capital to continue our operations.

We sustained significant operating losses in the past 9 years as we have built our VoIP and mobile VoIP technology and business. It has used all our cash and forced us to raise capital to pay our bills.  As of November 30, 2013, we had negative working capital of approximately $9.3 million and negative stockholders’ equity of approximately $10.5 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to achieve positive cash flow before we require additional capital.

If we are unable to pay our trade creditors, we may be unable to carry on or business.

During fiscal year 2013 our accounts payable and accrued liabilities increased by $417,411 to a balance of $2,712,648 at November 30, 2013. Among the creditors to whom we owe money are enterprises that provide important support for our business operations. If we continue to be unable to pay those creditors on a current basis, they may become unwilling to provide services to us. Given our poor record of paying our creditors, replacement vendors could demand deposits, which we might be unable to pay. Some combination of these events, if they occurred, could cause a termination of our business operations.

A continuing decline in telecommunications prices may cause us to lower our prices to remain competitive, which could prevent our future profitability.

International and domestic telecommunications prices have decreased significantly over the last few years in most of the markets in which we operate, and as a result our margins have decreased materially. We anticipate that prices will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services (or our resellers’ or service provider customers’ services) to take advantage of the current pricing differential between traditional telecommunications prices and our (or our customers’) prices may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss or decrease of customers and may prevent our future profitability.

We are substantially dependent upon a few material customers, and any significant decline in our sales to those customers could have a material adverse effect on our business.

In 2013, two customers accounted for approximately 48% of our annual gross revenues, including one customer who provided 36% of our revenue. We anticipate we will have significantly lower revenues from our largest customer in fiscal 2014. Any significant decline in our sales to any of our material customers could have a material adverse effect on our business, operating results and financial condition.  In addition, customers that represent a material portion of our revenue have significant leverage in negotiations regarding price and service terms, which they may use to reduce the margins we realize on our sales to those customers.

Intense competition could reduce our market share and decrease our revenue.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, competitive local exchange carriers, alternative voice communication providers and independent VoIP providers. In addition, our customers are not subject to long-term contractual commitments to purchase our services and can terminate our service and switch to competitors' offerings on short notice.

Most of our current and potential competitors, particularly incumbent telephone and cable companies, have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

We also compete against established alternative voice communication providers and face competition from other large, well-capitalized Internet companies that have recently launched or plan to launch VoIP-enabled services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share by offering their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would affect our profitability.

We also are subject to the risk that new technologies may be developed that are able to deliver competing voice services at lower prices, better or more conveniently. Future competition from new technologies could have a material adverse effect on our growth and operating results.

Given the significant price competition in the markets for our products, we are at a significant disadvantage compared to many of our competitors, especially those with substantially greater resources who may be better able to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall. Announcements of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products, which also could have a material adverse effect on our business, financial condition or operating results.

If we fail to adapt to rapid changes in the market for voice, messaging and video services, then our products and services could become obsolete.

The market for our products and services is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in VoIP, messaging, video technology and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging VoIP, messaging and video technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans.

VoIP, messaging and video technology is complex, and new products and plans and enhancements to existing products and plans can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.

We also are subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.

We face a risk of failure of computer and communications systems used in our business.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

Our computer systems and operations may be vulnerable to security breaches.

We believe that the safety of our network and the secure transmission of confidential information over the Internet are essential to our operations and maintaining user confidence in our services. Although we have developed systems and processes that are designed to protect our network, the consumer information stored on our network, unauthorized use of our network and other security breaches, our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, abuse of use, break-ins and similar disruptive problems and security breaches that could cause loss (both economic and otherwise), interruptions, delays or loss of services to our users. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities or new technologies could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information, cause interruptions in our operations or utilize our network without authorization. Security breaches also could damage our reputation and expose us to a risk of loss, litigation and possible liability. While we have experienced isolated instances of unauthorized use of our network, and have responded to such events by taking steps to increase our network security, we cannot guarantee you that our security measures will prevent security breaches.

Operating internationally exposes us to additional and unpredictable risks.

We operate in many international markets, including the Middle East. There are certain risks inherent in doing business on an international basis, including:

•	political and economic instability, including the risk of social unrest, war, civil war and armed conflict in the countries in which we operate;
•	uncertainty regarding the ability of our resellers to resell our service in compliance with all laws, rules and regulations in such markets and actions by foreign governments or foreign telecommunications companies to limit access to our services;
•	fluctuations in exchange rates;
•	potentially adverse tax consequences;
•	potentially weaker protection of intellectual property rights; and
•	uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

The success of our Company is dependent on the growth and public acceptance of our services.

Our future success depends on our ability to significantly increase revenues generated from our services. In turn, the success of our voice and video communications services depends, among other things, upon future demand for VoIP telephony systems and services. Because the use of our service requires that the user be a subscriber of an existing broadband Internet service, usually provided through a cable or digital subscriber line, or DSL, connection, slow or limited adoption of broadband Internet service could adversely affect the growth of our subscriber base and revenues.

For certain users, aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are important. For example:

>	Both our E-911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.
>	In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers’ equipment if they lose power, although we do have backup power systems for our network equipment and service platform.
>	Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes, and delays in transmissions.
>	Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.
>	Customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies.
>	Our customers cannot accept collect calls.
>	Our customers cannot call premium-rate telephone numbers such as 1-900 numbers and 976 numbers.

If customers do not accept the differences between our service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies.

Third parties might infringe upon our technology.

We cannot assure you that the steps we have taken to protect our property rights will prevent misappropriation of our technology. To protect our rights to our intellectual property, we rely on a combination of trade secrets , confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect inappropriate use of our technology.. Further, much of the code we wrote is open-source code and others may seek to use our code for their own purposes and alter our code to their advantage. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending any technology rights could result in significant financial expenses and managerial resources.

Third parties may claim that our services infringe upon their intellectual property rights.

In the past, third parties have asserted, and may again assert in the future, claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them and subject us to expensive and disruptive litigation.   In addition, we incorporate licensed third-party technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims and lawsuits, even if not meritorious, could be expensive and time consuming to defend; divert management’s attention and resources; require us to redesign our products, if feasible; require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies; and/or may materially disrupt the conduct of our business.

Flaws in our technology and systems or our failure to adapt our systems to any new Internet Protocol could cause delays or interruptions of service, which could damage our reputation, cause us to lose customers, and limit our growth.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our VoIP-enabled device or our mobile application that we provide to customers, software or facilities and overloading of our network. As we attract new subscribers, we expect increased call volume that we need to manage to avoid network interruptions. In particular, as we have marketed to different international long distance markets, we have seen international call volumes to targeted countries increase. During the next few years we expect wide-spread industry adoption of a new Internet Protocol, which is a set of standard communications and routing mechanisms. Customers may experience periodic delays of service caused by the industry transition to this new Internet Protocol. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions have also impaired our ability at times to sign-up new customers and the ability of customers to manage their accounts. If service interruptions or other outages adversely affect the perceived reliability of our telephony service or customer service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

In addition, we utilize Internet-based or “cloud” computing services in connection with some of our business operations. Any disruption to the internet or to our third-party Web hosting or cloud computing providers, including technological or business-related disruptions, could adversely impact the experience of our customers and have adverse effects on our operations. In addition, fires, floods, earthquakes, power losses, telecommunications failures, and similar "Acts of God" could damage these systems and hardware or cause them to fail completely. We do not maintain entirely redundant systems, thus such an event could result in downtime for our operations and could adversely affect our business.

Our services are subject to regulation, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

Our business has developed in a relatively lightly regulated environment. However, the United States, United Kingdom, and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated. The effects of future regulatory developments are uncertain. At the federal level in the U.S., the FCC has imposed certain telecommunications regulations on VoIP services including:

>	Requirements to provide E911 service;
>	Communications Assistance for Law Enforcement Act (“CALEA”) obligations;
>	Obligation to support Universal Service;
>	Customer Proprietary Network Information (“CPNI”) requirements;
>	Disability access obligations;
>	Local Number Portability requirements;
>	Service discontinuance notification obligations;
>	Rural call completion reporting and rules related to ring signal integrity.

We seek to comply with all applicable regulatory requirements. We could, however, be subject to regulatory enforcement action if a regulator does not believe that we are complying with applicable regulations.

In addition, the regulatory framework for VoIP service is still evolving and it is possible that we could be subject to additional regulatory obligations and/or existing regulatory obligations could be modified or expanded. The effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide voice and video communications service, and electronically billing our customers, is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by our subscribers, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

We have experienced losses due to subscriber fraud and theft of service.

Subscribers have, in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. To date, such losses from unauthorized credit card transactions and theft of service have not been significant. We have implemented anti-fraud procedures in order to control losses relating to these practices, but these procedures may not be adequate to effectively limit all of our exposure in the future from fraud. If our procedures are not effective, consumer fraud and theft of service could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.

Critical to our provision of service is the storage, processing, and transmission of confidential and sensitive data. We store, process and transmit a wide variety of confidential and sensitive information including credit card, bank account and other financial information, proprietary, trade secret or other data that may be protected by intellectual property laws, customers' and employees' personally identifiable information, as well as other sensitive information. We, along with others in the industry, will be subject to cyber threats and security breaches, either by third parties or employees, given the nature of the information we store, process and transmit. Our continued ability to securely store, process and transmit data is essential to our business.

We are aware of the risks associated with cyber threats and we have implemented a number of measures to protect ourselves from cyber attacks. Specifically, we have redundant servers such that if we suffer equipment or software failures in one set of servers, we have the ability to provide continuity of service. We actively monitor our network for cyber threats and implement protective measures periodically. We conduct vulnerability assessments and penetration testing and engage in remedial action based on such assessments. Depending on the evolving nature of cyber threats and the measures we may have to implement to continue to maintain the security of our networks and data, our profitability may be adversely be impacted or we may have to increase the retail price of our services that may make our offerings less competitive with other communications providers.

But, like all other companies in the marketplace, there is no guarantee that we will not be adversely impacted by cyber attacks. If third parties obtain unauthorized access to our secure network, or if our network is penetrated, our service could be disrupted, sensitive information could be lost, stolen or disclosed that could have variety of negative impacts including legal liability in form of class action lawsuits, investigations by federal and state law enforcement agencies, could expose us to fines or penalties, and could harm our business reputation where any of these eventualities could have a material negative impact on our business.

The storage, processing, and use of personal information and related data subjects us to evolving governmental laws and regulation, commercial standards, contractual obligations, and other legal obligations related to consumer and data privacy, which may have a material impact on our costs, use of our products and services, or expose us to increased liability.

Federal, state, local and foreign laws and regulations, commercial obligations and industry standards, each provide for obligations and restrictions with respect to data privacy and security, as well as the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The evolving nature of these obligations and restrictions dictates that differing interpretations, inconsistency or conflicts among countries or rules, and general uncertainty impact the application to our business.

These obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations and impact our ability to market our products and services through effective segmentation.

Failure to comply with obligations and restrictions related to applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, and loss of users, which could materially harm our business. Additionally, third-party contractors may have access to customer data. If these or other third-party vendors violate obligations and restrictions related to applicable data protection laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business

Natural disasters, war, terrorist attacks or malicious conduct could adversely impact our operations that could degrade or impede our ability to offer services.

As a provider of "cloud-based" services, our services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyberattacks. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Any of these events could have a material adverse impact on our business.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

We leverage the infrastructure of third party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network. This decision has resulted in lower capital and operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

While we believe that relations with our current service providers are good, and we have contracts in place, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Although we could replace our current providers, if necessary, our ability to provide service to our subscribers could be impacted during this timeframe, and this could have an adverse effect on our business, financial condition or results of operations. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.

Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition or operating results.

We rely on third parties to provide aspects of our E-911 service, and initiate local number portability for our customers. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.

We contract for services required to provide E-911 services including assistance in routing emergency calls, terminating E-911 calls, operating a national call center that is available 24 hours a day, seven days a week to receive certain emergency calls, and maintaining databases for the purpose of deploying and operating E-911 services. Interruptions in service from our vendor could cause failures in our customers’ access to E-911 services and expose us to liability and damage our reputation.

We also have agreements with companies that initiate our local number portability, which allow new customers to retain their existing telephone numbers when subscribing to our services. If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our expense for these services.

We may face difficulties related to entry into joint ventures or the future acquisition or integration of additional businesses, which could harm our growth or operating results.

As we execute on our growth initiatives, we may elect to enter into joint venture arrangements or acquire additional businesses or assets. These activities require substantial management time and resources. We cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition or joint venture arrangement. In addition, acquisitions of existing businesses involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.

Acquisitions may require us to issue equity securities, use our cash resources, incur debt or contingent liabilities, amortize intangibles, or write-off acquisition-related expenses. If we are unable to successfully integrate any acquired businesses or assets we may not receive the intended benefits of such acquisition. In addition, we cannot predict market reactions to any acquisitions we may make or to any failure to announce any future acquisitions.

Further, while we conduct due diligence in connection with acquisition and joint venture opportunities, there may be risks or liabilities that such due diligence efforts fail to discover, are not disclosed to us, or that we inadequately assess. The discovery of material liabilities associated with acquisitions or joint venture opportunities, economic risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations, and financial condition.

Our ability to provide our telephony service and manage related customer accounts is dependent upon third-party facilities, equipment and systems, the failure of which could cause delays of or interruptions to our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition.

Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our telephony service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. Alternatively, our wireless customers require a mobile device and a wireless Internet connection. The quality of some broadband Internet connections may be too poor for customers to use our telephony services properly. In addition, if there is any interruption to a customer's broadband Internet service, battery charge or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our telephony service.

Decreasing telecommunications rates and increasing regulatory charges may diminish or eliminate our competitive pricing advantage.

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services, while increased regulation and the imposition of additional regulatory funding obligations at the federal, state and local level could require us to either increase the retail price for our services, thus making us less competitive, or absorb such costs, thus decreasing our profit margins. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate these rates will continue to decline in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers if such pricing differentials diminish or disappear, however, and we will be unable to use such pricing differentials to attract new customers in the future. Continued rate decreases would require us to lower our rates to remain competitive and would reduce or possibly eliminate any gross profit from our services. In addition, we may lose subscribers for our services.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Many of the key responsibilities of our business have been assigned to a small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience, and effort of these individuals.

The development and marketing of our VoIP services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our services and seriously harm our business, financial condition or operating results.

The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business.

Effective on February 15, 2013, we entered into a Securities Purchase Agreement with our principal creditor, which limits our ability to issue common stock, preferred stock and debt. The agreement contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	consolidate or merge;
>	create liens;
>	incur additional indebtedness;
>	dispose of assets;
>	consummate acquisitions;
>	make investments; or
>	pay dividends and other distributions.

These covenants may prevent us from taking actions that we consider to be in the Company's best interests, but that our principal creditor does not perceive to be in its interest.

If we require additional capital, we may not be able to obtain additional financing on favorable terms or at all.

We need to pursue additional financing to pay expenses, fund growth and pay our debt. We may seek additional funding through public or private equity or debt financing. Any such financings may be upon terms that are potentially dilutive to existing stockholders. We may not be able to obtain such additional financing as needed on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and services to our subscribers.

The market price of our common stock has been and will continue to be volatile, due to the outstanding convertible debentures.

Factor Fund currently holds convertible debentures that allow it to convert into shares of our common stock as a form of debt payment at conversion prices that are formula base that approximate (1) the volume weighted average price (“VWAP”) of our stock over the past 30 trading days for one note, and (2) 60% of the VWAP of our stock for a second note. At November 30, 2013, the balance of the convertible debentures outstanding payable to Factor Fund was $2,182,690. Due to the fact that our debts substantially exceed our assets, the existence of the convertible debentures exerts a downward pressure on our stock price. In particular, when our primary lender converts the debt into shares of our common stock and resells those shares into the market, the result is often a reduction in the market price of our common stock. Until we are able to replace the convertible debentures with debt or equity financing that does not exert a continuing pressure on the market price of our common stock, the market price will continue to be volatile, and investors in our stock will bear a significant risk of reductions in the market value of our common stock.

Our Series D preferred shareholders have voting control of our common stock and have the ability to exercise control over all matters submitted to a stockholder vote.

Two individuals, our Chief Executive Office and our Chief Information Officer, who are the only members of our board of directors, currently own in the aggregate, all of our Series D Preferred Stock. The holders of the Series D Preferred Stock hold 51% of the voting power at any meeting of our shareholders or if shareholder consents are collected. The members of our board of directors, therefore, are able to control the outcome of any matter submitted to the shareholders for approval, which would include the election of directors, recapitalizations, mergers or other significant corporate transactions.

Our common stock is quoted on the OTC Pink Market, which may increase the volatility of our stock and make it harder to sell shares of our stock.

Our common stock is quoted on the OTC Pink, which is maintained by OTC Markets.   There is a greater chance of market volatility for securities that trade on the OTC Pink (as opposed to a national exchange or quotation system), as a result of which stockholders may experience wide fluctuations and a depressed price in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline, and stockholders could find it more difficult to sell their stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table sets forth pertinent facts concerning our office leases as of August 28, 2014.

Location	Use	Approximate Square Feet	Annual Rent
430 North Street White Plains, NY 10605	Office	650	$8,700

The lease for our office space in White Plains, NY is approximately $725 per month and is renewable annually.   We maintain two employees at this location; the remainder of our employees work from home offices.  We are aware of vacant office space if the need arises to have employees working together in the same office.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTC Pink marketplace under the symbol PVSP.  Until May 1, 2014, it was listed for quotation on the OTCQB. The high and low closing price quoted on the OTCQB for each quarterly period of our last two fiscal years are listed below:

The following table sets forth the high and low trade information for our common stock for each quarter during the past two fiscal years.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High Price	Low Price
1st Quarter 2012	$0.0551	$0.0120
2nd Quarter 2012	$0.0320	$0.0186
3rd Quarter 2012	$0.0264	$0.0075
4th Quarter 2012	$0.0117	$0.0026
1st Quarter 2013	$0.0094	$0.0017
2nd Quarter 2013	$0.0075	$0.0020
3rd Quarter 2013	$0.0049	$0.0019
4th Quarter 2013	$0.0039	$0.0019

Recent Issuances of Unregistered Securities

None

(b) Holders

As of August 28, 2014, a total of 1,007,549,997 shares of the Company’s common stock were outstanding, held by approximately 170 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Worldwide Stock Transfer, LLC with its business address at One University Plaza, Suite 505, Hackensack, NJ 07601.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of November 30, 2013, with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Restricted Stock Plan(1)	-		40,000
2007 Equity Incentive Plan (2)	3,000	$2.40	149,500
2010 Equity Incentive Plan (2)	-	-	20,000,000
Subtotal	3,000		20,189,500

Equity compensation plans not approved by security holders:

Employee stock options	150,000	1.50	-
2004 Equity Incentive Plan (2)	-	-	19,000
2009 Equity Incentive Plan (2)	140,000	1.00	31,000
2011 Equity Incentive Plan (2)	13,500,000	.02	6,500,000
Subtotal	13,790,000		6,550,000

Total	13,793,000		26,739,500

___________________________

(1)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(2)	Our 2004, 2007, 2009, 2010 and 2011 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

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

In 2011, we began selling video VoIP services that run over a fixed broadband connection, and in February 2012, we added the video calling functionality to our mobile audio calling application.  Consumers who use certain Apple or Android phones or tablets with a front facing camera can now make free video calls on the VoX mobile network.

We have managed a significant strategic shift to mobile VoIP while transforming the cost structure of our core business to drive significant improvements in our gross profit percentage from 41% in fiscal 2011 to 54% and 55% in fiscal 2013 and 2012, respectively

We have made significant financial progress by reducing our debt and providing an improved financial foundation for the future.  In fiscal 2013 we reduced the total debt that we owe to our lenders by approximately 43%, lowering it from $7,805,122 to $4,414,884.

Plan of Operation

We are focused on growth in three primary areas that target existing revenue streams with significant addressable markets.

Services to mobile and other connected devices. We are developing next-generation services to meet the increasing demand for VoIP telephony and messaging services by users of smart phones, tablets and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  We offer VoX Mobile, our mobile VoIP application, with free, high quality voice and video calling and messaging between users who have this application, as well as low-cost international calling to more than 200 countries to any other phone. Recent data from the research firm ComScore shows that the Android operating system is currently outselling other operating systems with a 51.7 percent share and that Apple’s iOS has a 41.6 percent share. The VoX Mobile app can be downloaded to either of these operating systems, representing more than 93% of the worldwide mobile phones in circulation. In January 2014 the analyst firm Gartner, Inc. estimated that Android will have 1.9 billion installed devices (smart phones, tablets and laptops) in 2014, compared with 682 million Apple devices, giving an addressable market of more than 2.5 million devices for the VoX Mobile app.

International long distance calling.  The markets for international long distance are large and growing and we plan to leverage our VoIP network by offering consumers a low-cost and convenient alternative to the international services offered by telephone and cable companies and international calling cards.  Industry data estimates the international long distance calling market to be $80 billion annually, with up to 15% of such calling originating in the United States, using a mix of home and mobile phones.  We are focusing on serving the rapidly growing ethnic segments in the United States and we are offering a mobile VoIP product that no other company currently offers. For a fee of $9.95 per month, a user can download from the VoX Mobile app on the Google Play store, a phone number from a choice of 57 countries. People in the United States, or in any other country, are able to choose a phone number that is local to their friends and family, in any of 57 countries, so that when their friends and family call them, and they are overseas, the cost of the international call to a mobile phone is recorded as a local call, and charged a local calling rate, which frequently is free.

Although we have a limited marketing budget, to increase the visibility of our international telephone numbers and calling plans, we have shifted a portion of our marketing budget to target attractive segments of the international long distance market.

We are also negotiating with foreign companies to sell our app to their subscribers. Given our ability to instantly provide a foreign phone number on a download to an Android device, we are negotiating with an IPTV company in Mexico and Colombia, to install our Android app on their Android set-top box so that they can offer a triple-play solution to their customer base and an Eastern European VoIP provider that is seeking to offer our app to its subscribers and others in Eastern Europe.

Low-end domestic.  While our primary emphasis remains mobile calling, the domestic-only calling segment, with more than 40 million broadband households, is a sizeable opportunity that we target with Android-based home phones.  We currently support this segment with an analog telephone adapter device that we sell with our monthly VoIP service plan, similar to many of our competitors, and with a cordless Android home-phone that runs on the household’s WiFi connection.  We believe this segment represents a large incremental market opportunity for light users who want to keep their home phone number, but no longer want to pay a monthly recurring line fee for the benefit of having a landline or a VoIP line in their home.  By using our Pay and Go application, these users can pay for calls as they make them, from an Android-based cordless phone, port their existing phone number to our VoIP platform, and not have to pay the monthly recurring line charges that subscription-based plans require of users.

Revenues

Revenues consist of telephony services revenue and customer equipment revenue.

Telephony services revenue.  The majority of our operating revenues are telephony services revenues.  We offer several bundled plans, unlimited plans and basic plans for wholesale and retail customers.  The wholesale plans do not change much from customer to customer as the plan we offer to a cable operator is typically the same plan we offer to a WiFi carrier, Internet service providers or satellite broadband carrier.  Each of our unlimited plans offers unlimited domestic calling, subject to certain restrictions, and each of our basic plans offers a limited number of calling minutes per month.  Under our basic plans, we charge on a per-minute basis when the number of calling minutes included in the plan is exceeded for a particular month.  For all of our United.States. plans, we charge on a per-minute basis for international calls to destinations other than Canada.  These per-minute fees are not included in our monthly subscription fees.  Any plan we offer to our wholesale customers is also available to an individual end-user at a higher price that approximates the retail-selling price that most of our wholesale customers charge.  We also have products that are on a per-minute usage basis, such as toll-free telephone numbers to businesses and international cell phone termination.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an analog telephone adapter (“ATA”), we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2013 and 2012.

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

Results of Operations

Our revenues for fiscal 2013 decreased by $84,482, or 8.4%, to $915,340 as compared to $999,822 reported for fiscal 2012.  The decrease in revenues was mainly due to the loss of wholesale business during the year, which we consider less desirable than our mobile VoIP product.  Given the large addressable market for mobile apps and the advantages that our app offers consumers for low-cost calling, and free text messaging, voice and video calls to other app users, our sales representatives and our advertising are only focused on the growth of our mobile app product. We are seeing growth in our non-wholesale business, in which we billed approximately $186,000 in fiscal 2013, or 20% of our total revenue, as compared to approximately $161,000, or 16% of our total revenue in fiscal 2012. To accelerate the growth of our mobile app we are negotiating with other companies to resell our app to their existing subscriber base.

Our gross profit for fiscal 2013 decreased by $59,850 to $492,545 from a gross profit of $552,395 reported in fiscal 2012, and our gross profit percentage was 54% in fiscal 2013 as compared to 55% in fiscal 2012.  Although we had a reduction of revenue due to the loss of some wholesale business, we are able to achieve approximately the same gross profit percentage for our business, due to our low fixed costs. Unlike traditional telecom carriers, our variable costs, associated with originating and completing a call to the PSTN, constitute more than 90% of our cost of sales.

Selling, general and administrative expenses decreased by $347,424, or 16.6%, to $1,746,740 for fiscal 2013 from $2,094,164 reported in the prior year fiscal period.  The decrease is attributable to general overhead reductions, primarily in salaries and consulting fees, as we attempt to limit our expenses whenever feasible.

As a result of the reduction in our selling, general and administrative expenses, our loss from operations for fiscal year 2013 was $290,817 less than our loss from operations in fiscal 2012. However, significant non-operating income and expenses reversed those results, thus:

Interest expense increased by $1,023,559 to $3,219,678 for the year ended November 30, 2013 as compared to $2,196,119 for the prior fiscal year.  Although our borrowings in fiscal 2013 were less than in fiscal 2012, due to the reduction of outstanding debt to our secured debt holders, our interest rate was higher in fiscal 2013, primarily due to debt discounts that equaled or exceeded the face value of new promissory notes.

A debt settlement agreement resulted in a troubled debt restructuring gain in fiscal 2013 of $2,714,461 as compared to $6,338,601 in fiscal 2012. These gains were the result of one-time transactions negotiated with a lender.

For the year ended November 30, 2013, we recorded a gain on the settlement of liabilities of $1,273,195 as compared to a gain of $214,281 in the prior fiscal period. Each instance of a liability settlement is contingent upon the terms that we can negotiate for a particular transaction.

For the year ended November 30, 2013, we had a noncash gain on derivative liabilities of $441,533, as compared to a gain of $20,651 in fiscal 2012. Increase in the gain in 2013 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal year, in comparison with the market value when the debt originated.

Our net result for the year was net income of $61,348 recorded in fiscal 2013, compared to net income of $3,000,510 recorded in fiscal 2012. In both years, however, the net income occurred only because 1) the gain we realized when creditors wrote down our debt exceeded the losses we incurred from the remainder of our business and 2) we recorded an unrealized gain on derivative liabilities..

Liquidity and Capital Resources

At November 30, 2013, we had cash and cash equivalents of $17,242 and negative working capital of $9,279,369 as compared to cash and cash equivalents of $12,366 and negative working capital of $11,816,532 at November 30, 2012. The reduction in our working capital deficit was attributable to the debt restructuring.

Net cash used in operating activities aggregated $855,507 and $869,607 in fiscal 2013 and 2012, respectively.  In both years our operations consumed cash, despite our net income recorded for the year, because net income was the result of non-cash gains realized on restructuring of debt: $2,714,461 in fiscal 2013 and $6,338,601 in fiscal 2012. At the same time, however, we offset the cash cost of our operations and interest expense in each year by allowing our accounts payable and accrued expenses to increase: by $1,136,244 in fiscal 2013 and by $821,976 in fiscal 2012. Our ability to continue financing our operations by withholding payment from our creditors will depend on the future cooperation of our creditors, and is not assured.

We financed the cash used in operating activities by obtaining net cash provided by financing activities: $860,383 and $870,364 in fiscal 2013 and 2012, respectively.  The principal sources of cash from financing activities in fiscal 2013 were net proceeds from short term-borrowings of $884,500 and proceeds from the sale of stock warrants of $68,000. The principal use of cash consisted of debt repayments of $92,117. The principal sources of cash from financing activities in fiscal 2012 were net proceeds from short-term borrowings of $413,500 and proceeds from issuances of common stock of $581,000.  Uses of cash consisted of payments of debt of $122,126.

In fiscal 2013 and 2012, there were no expenditures for capital assets.

The following table summarizes our contractual obligations as of November 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods. These amounts reflect the amount of cash required to retire the debt, which is higher than the carrying amount of the debt on our balance sheet.

	Payments due by period
	Total	Less than 1 year	1-3 Years
Convertible Debt	$2,425,940	$2,412,280	$13,660
Non Convertible Debt	2,108,498	2,108,498	—
Other Obligations	248,592	244,266	4,326
Total	$4,783,030	$4,765,044	$17,986

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Our operating losses have been funded through the issuance of equity securities and borrowings. Management anticipates that we will be dependent, for the near future, on our ability to obtain additional capital to fund our operating expenses and anticipated growth. The report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

Although we have significantly improved our balance sheet with transactions to settle our debt, we continue to have liabilities in excess of our assets.  We are working to settle our remaining liabilities and to raise cash to support our operating loss, and we continually consider a variety of possible sources.  In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  If we are unable to generate sufficient revenues or raise additional capital, our operations will terminate.

New Accounting Standards

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates

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

Share-based Payments

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that any of the deferred tax assets will be realized.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of November 30, 2013. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2013, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2013, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On April 14, 2014 the Company filed Articles of Amendment to its Certificate of Incorporation. The Amendment:

  increased the number of shares of authorized common stock to 8,978,999,990;
  increased the number of shares of undesignated preferred stock to 21,000,010; and
  reduced the par value of the common stock and the preferred stock to $0.00001.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of August 20, 2014.  There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position

Paul H. Riss	59	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

Mark Richards	54	Chief Information Officer and Director

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships.  While each director is typically elected for a one-year term, we did not have an annual stockholders meeting for the election of directors in 2013.  The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

Paul H. Riss, age 59, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

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

Mark Richards, age 54, Chief Information Officer and Director

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

Board Meetings and Committees; Management Matters

Our amended certificate of incorporation provides that the number of members of our board of directors shall be not less than three and not more than five. Because of the resignation of our three independent directors in 2014, who served on the board without any cash compensation, there are currently two directors on the Board. At each annual meeting of stockholders, directors are elected to hold office for a term of one year and until their respective successors are elected and qualified.

Our board of directors took actions by unanimous consent on 7 occasions during the fiscal year ended November 30, 2013.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

Compensation Committee

We formerly had a compensation committee of two independent board members. Currently, there is no compensation committee.  The compensation committee did not meet during the fiscal year ended November 30, 2013.

Nominating Committee

Our board of directors does not have a nominating committee.  Our entire board of directors is responsible for this function.  Due to the relatively small size of our company and the resulting efficiency of a board of directors that is also limited in size, our board of directors has determined that it is not necessary or appropriate at this time to establish a separate nominating committee.  Our board of directors intends to review periodically whether such a nominating committee should be established. We are looking for an independent director to fill at least one of the vacant seats on our board.

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

Audit Committee

We had an audit committee that, during the fiscal year ended November 30, 2013, met on four occasions with representatives of our independent registered public accounting firm.  Each audit committee member was an independent director as defined by the rules of the National Association of Securities Dealers.  A written charter approved by our board of directors and attached as Annex A to our 2007 proxy statement, which was filed with the SEC on May 15, 2007, governs the audit committee. All of the members of the audit committee resigned from the board of directors in 2014.

In searching for new members of our board of directors, we seek a person that qualifies as an “audit committee financial expert,” as defined under the rules of the Commission adopted pursuant to the Sarbanes-Oxley Act of 2002.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

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

Fiscal 2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)	Total ($)
Paul H. Riss, Chairman, Chief Executive Officer and Chief Financial Officer	2013 2012 2011	$175,000 175,000 165,000	$0 0 0	$0 0 10,000	$9,190 9,190 246	$0 0 0	$0 0 0	$0 0 0	$184,190 184,190 175,246

Mark Richards Chief Information Officer	2013 2012 2011	180,000 180,000 180,000	0 0 0	0 0 0	0 61,330 71,520	0 0 0	0 0 0	0 0 0	180,000 241,330 251,520

(1)	Amounts in this column include unpaid salary to Mr. Riss and Mr. Richards of $464,776 and $38,465, respectively, at November 30, 2013. Actual cash payments for salary for 2013, 2012 and 2011 amounted to $30,000, $85,500 and $2,462 for Mr. Riss and $169,100, $180,000 and $142,783 for Mr. Richards.

(2)	Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of restricted shares of common stock, which may include awards made during earlier years as well as the indicated year.

(3)	Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of options to purchase common stock, which may include awards made during earlier years as well as the indicated year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2013, for each of the named executive officers.   The Named Executives did not exercise any options in Fiscal 2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Paul H. Riss	2,666,667	1,333,333	-	$0.01	11/21/2016

Mark Richards	150,000	-	-	$1.50	10/09/2014

Stock Option Grants

There were no stock option grants or exercises in fiscal 2013 for Named Executives.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of August 28, 2014 there were 1,007,549,997 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 51 shares of Series C Preferred stock outstanding, held by our Named Executives, as detailed in the chart below. The Series C Preferred stock controls 51% of the Company's voting power.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of August 28, 2014, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of August 28, 2014, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series D Preferred Stock Beneficially Owned (3)		Percent of Shares of Series D Preferred Stock Beneficially Owned

G3 Connect, LLC 321 Newark Street 3rd Floor Hoboken, NJ 07030	96,947,250		9.62%

Paul H. Riss Pervasip Corp. 75 South Broadway, Suite 400 White Plains, New York 10601	54,938,533	(1)	5.45%	48	(4)	94.12%

Mark Richards 75 South Broadway, Suite 400 White Plains, New York 10601	27,774,333	(2)	2.76%	3	(5)	5.88%

All directors and executive officers as a group (two individuals)	82,712,866		8.21%	51		100%

(1)	Includes 33,906,000 shares of common stock subject to warrants and options that are presently exercisable or exercisable within 60 days after August 28, 2014.

(2)	Includes 21,550,000 shares of common stock subject to options and warrants that are presently exercisable or exercisable within 60 days after August 28, 2014.

(3)	Each one share of Series D Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. Accordingly, the Series D Preferred Stock controls 51% of the total voting power of the Company's shareholders.

(4)	Mr. Paul Riss owns 48 shares of Series D Preferred Stock, which affords him 48% of the Company's total voting power.

(5)	Mr. Mark Richards owns 3 shares of Series D Preferred Stock, which affords him 3% of the Company's total voting power.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We paid fees to a software consulting firm (“Consultant”) of $191,500 in fiscal 2013 and $192,000 in fiscal 2012. All such work performed by the Consultant is the property of the Company.  Our Chief Information Officer has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to a company controlled by the officer were subsequently distributed for the Consultant to appropriate vendors. Or services rendered to the Consultant, our Chief Information Officer was paid $11,500 in fiscal 2013 and $12,000 in fiscal 2012.

At November 30, 2013 and 2012, the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $938,210 and $752,575, respectively.

At November 30, 2013 and 2012, unpaid salary owed to our chief information officer amounted to $39,947 and $23,465, respectively.

 At November 30, 2013 and 2012, a subsidiary of the Company owed G3 Connect LLC, $25,453 and $5,548 in unpaid commissions, respectively. G3 Connect LLC owns 9.62% of the outstanding common stock of the Company.

During the fiscal 2013, we Company sold to our chief executive officer a warrant to purchase 25,333,333 shares of common stock, par value $0.001, of the Company and to our chief information officer a warrant to purchase 20,000,000 shares of common stock. The Company received, in the aggregate, cash payments totaling $68,000. The warrants have a ten-year life and exercise price of $0.005.

Director Independence

Our common stock is currently quoted on the OTC Pink market and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, neither of the members of our Board of Directors is independent.

Item 14.  Principal Accounting Fees and Services.

On May 20, 2014, the Company's Board of Directors dismissed Nussbaum Yates Berg Klein & Wolpow, LLP from its position as the principal independent accountant for Pervasip Corp. and engaged GBH CPAs, PC in that position. GBH CPAs, PC then performed an audit of our financial statements for both the year ended November 30, 2013 and the year ended November 30, 2012.

The following table presents fees for professional audit services rendered by GBH CPAs, PC for the audit of our annual financial statements for the years ended November 30, 2013 and 2012, and fees billed for audit services and other services rendered by Nussbaum Yates Berg Klein & Wolpow LLP during the past two fiscal years.

	GBH CPAs, PC	Nussbaum Yates Berg Klein & Wolpow LLP
Audit fees	$75,000	$195,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	1,800
Total	$75,000	$196,800

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

With the resignation in 2014 of the members of the Audit Committee, the responsibilities of the Audit Committee described above have been assumed by the Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Document

3.1	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 27, 1969 under Registration Number 2-34436.

3.2	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive proxy statement filed with the SEC in connection with our Annual Meeting of Shareholders held in May 1984.

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.

3.4	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

3.5	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.

3.6	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.

3.7	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.8	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.

3.9	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.

3.10	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 23, 2012.

3.11	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2012.

3.12	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 18, 2013.

3.13	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 30, 2013.

3.14	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 13, 2013.

3.15	Certificate of Amendment of the Certificate of Incorporation dated April 14, 2014*

3.16	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.

Exhibit No.	Document

4.1	Secured Term Note, dated as of September 28, 2007, issued in favor of Calliope Capital Corporation (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.2	Secured Term Note, dated as of September 28, 2007, issued in favor of Valens Offshore SPV II, Corp. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.3	Third Amended and Restated Secured Term Note, dated as of September 28, 2007, issued in favor of Laurus Master Fund, Ltd. (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.4	Amended and Restated Secured Term Note, dated as of September 28, 2007, issued in favor of Laurus Master Fund, Ltd. (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.5	Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV II, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.6	Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.7	Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV II, Corp(as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.8	Fourth Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Ltd. (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.9	Second Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Ltd. (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.10	Secured Term Note, dated as of October 15, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 2008).

4.11	Second Amended and Restated Secured Term Note, dated as of December 12, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 12, 2008).

4.12	Secured Term Note, dated February 18, 2009, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2009).

4.13	Secured Term Note, dated February 18, 2009, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2009).

4.14	$50,000 Demand Note, dated November 5, 2009, issued in favor of Valens U.S. SPV I, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 12, 2009)

4.15	2% Secured Amended & Restated Convertible Debenture, dated May 31, 2006, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2013)

4.16	6% Secured Amended & Restated Convertible Debenture, dated November 30, 2005, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2013)

4.17	6% Secured Convertible Debenture, dated June 19, 2013, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on July 22, 2013)

Exhibit No.	Document

10.2	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003

10.3	2004 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 12, 2005.

10.4	Subsidiary Guaranty, dated as of February 8, 2005, executed by Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.

10.5	Securities Purchase Agreement, dated as of November 30, 2005, our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.

10.6	Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by our Company, Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

10.7	Securities Purchase Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.

10.8	Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by our Company, Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.

10.9	Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2006.

10.10	Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 14, 2006.

10.11	2007 Equity Incentive Plan, incorporated by reference to Annex B to our Proxy Statement dated May 15, 2007.

10.12	Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

10.13	Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

10.14	Subsidiary Guarantee dated as of September 28, 2007 by AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

10.15	Master Security Agreement dated as of September 28, 2007 among our Company, Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

10.16	Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

Exhibit No.	Document

10.17	Amendment to September 28, 2007 Securities Purchase Agreement dated May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

10.18	Securities Purchase Agreement dated as of May 28, 2008, among Pervasip Corp., LV Administrative Services, Inc. and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008.

10.19	Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPVI, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 28, 2008, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 28, 2008.

10.20	Subsidiary Guarantee dated as of May 28, 2008 by AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 28, 2008.

10.21	Master Security Agreement dated as of May 28, 2008 among Pervasip Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated May 28, 2008.

10.22	Stock Pledge Agreement dated as of May 28, 2008 among LV Administrative Services Inc., as agent, Pervasip Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

10.23	Letter Agreement dated as of October 15, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 15, 2008.

10.24	Letter Agreement dated as of December 12, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008.

10.25	Letter Agreement dated as of February 18, 2009 among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2009.

10.26	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.

10.27	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 6, 2013

10.28	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 22, 2013

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERVASIP CORP.

Date: September 3, 2014	By:	/s/ Paul H. Riss
	Name:	Paul H. Riss
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chief Executive Officer (Principal Executive Officer), Chief	September 3, 2014
Paul H. Riss	Financial Officer (Principal Financial Officer) (Principal
Accounting Officer), Chairman of the Board

/s/ Mark Richards	Chief Information Officer and Director	September 3, 2014
Mark Richards

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE

YEARS ENDED NOVEMBER 30, 2013 AND 2012

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pervasip Corp.

White Plains, New York

We have audited the accompanying consolidated balance sheets of Pervasip Corp. and subsidiaries as of November 30, 2013 and 2012 and the related consolidated statements of income, statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years then ended. Pervasip Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pervasip Corp. and subsidiaries as of November 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 2 to the financial statements, the Company, among other matters, has negative working capital, a stockholders’ deficit, has suffered recurring losses from operations and is unable to meet its obligations as they become due, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended November 30, 2012 have been restated.

GBH CPAs, PC

Houston, TX

September 3, 2014

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2013 AND 2012

	2013	2012
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$17,242	$12,366
Accounts receivable, net of allowance of $2,018 in 2013 and $69,982 in 2012	67,919	75,494
Prepaid expenses and other current assets	26,123	20,559

Total current assets	111,284	108,419

Other assets	90,108	69,658

Total assets	$201,392	$178,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,409,194	$2,045,093
Accounts payable and accrued liabilities - related party	303,454	250,149
Due to Pension Benefit Guaranty Corporation	1,914,392	1,821,464
Current portion of long-term debt	3,766,468	6,944,064
Related party debt	634,756	502,426
Derivative liabilities - current portion	362,389	361,760

Total current liabilities	9,390,653	11,924,956

Long-term debt less current portion, net of discounts of $1,002,902 and $93,420, respectively	13,660	358,632
Derivative liabilities - long-term	1,309,955	341,645

Total liabilities	10,714,268	12,625,233

Stockholders’ deficit:
Preferred stock, $0.001 par value; 21,000,010 shares authorized, 51 shares issued and outstanding	—	—
Common stock, $0.001 par value; 8,978,999,990 shares authorized; 799,549,997 and 303,187,814 shares issued and outstanding in 2013 and 2012, respectively	799,550	303,188
Capital in excess of par value	40,424,222	39,047,624
Accumulated other comprehensive income	1,183	1,211
Accumulated deficit	(51,737,831)	(51,799,179)

Total stockholders’ deficit	(10,512,876)	(12,447,156)

Total liabilities and stockholders’ deficit	$201,392	$178,077

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

	2013	2012
		(Restated)

Revenues	$915,340	$999,822

Cost and expenses:
Costs of services	422,795	447,427
Selling, general and administrative	1,746,740	2,094,164
Provision for bad debts	2,371	5,619

Total costs and expenses	2,171,906	2,547,210

Loss from operations	(1,256,566)	(1,547,388)

Other income (expense):
Interest expense	(3,219,678)	(2,196,119)
Gain on troubled debt restructuring	2,714,461	6,338,601
Gain on settlement of liabilities	1,273,195	214,281
Gain on change in value of derivative liabilities	441,533	20,651
Other, net	108,403	171,484

Total other income	1,317,914	4,548,898

Net income	$61,348	$3,001,510

Basic earnings per share	$0.00	$0.02
Diluted earnings per share	$0.00	$0.01

Weighted average number of shares outstanding:
Basic	633,006,599	166,358,349
Diluted	1,830,668,266	383,704,115

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

	2013	2012

Net income	$61,348	$3,001,510
Other Comprehensive income (loss):
Foreign currency translation adjustment	(28)	(1,021)
Comprehensive income	$61,320	$3,000,489

See accompanying notes to the consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

					Accumu- lated
					Other	Total
	Common Stock		Capital in Excess of		Compre- hensive	Stock- holders’
	Shares	Amount	Par Value	Accumulated Deficit	Income (Loss)	Deficit
Balance, December 1, 2011	99,489,749	$99,490	$35,623,697	$(54,800,689)	$2,232	$(19,075,270)
Net income				3,001,510		3,001,510
Foreign currency translation adjustment					(1,021)	(1,021)
Employee stock- based compensation			129,935			129,935
Issuance of common stock for cash	34,673,250	34,673	646,327			681,000
Common stock issued for services	6,000,000	6,000	78,063			84,063
Issuance of common stock for settlement of liabilities	163,024,815	163,025	2,369,960			2,532,985
Debt discount			469,066			469,066
Issuance of derivatives			(269,424)			(269,424)
Balance, November 30, 2012 (Restated)	303,187,814	303,188	39,047,624	(51,799,179)	1,211	(12,447,156)
Net income				61,348		61,348
Foreign currency translation adjustment					(28)	(28)
Employee stock- based compensation			26,583			26,583
Issuance of warrants for cash	—	—	68,000			68,000
Issuance of common stock for settlement of liabilities	496,362,183	496,362	1,282,015			1,778,377
Balance, November 30, 2013	799,549,997	$799,550	$40,424,222	$(51,737,831)	$1,183	$(10,512,876)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

	Year	Year
	Ended	Ended
	November 30,	November 30,
	2013	2012
Cash flows from operating activities		(Restated)
Net income	$61,348	$3,001,510
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	26,583	213,998
Change in provision for bad debt	2,371	5,619
Amortization of debt discount	2,244,006	1,780,487
Write-off of payables	—	(171,484)
Gain on troubled debt restructuring	(2,714,461)	(6,338,601)
Gain on settlement of debt	(1,273,195)	(214,281)
Change in fair value of derivative liabilities	(441,533)	(20,641)
Changes in operating assets and liabilities:
Accounts receivable	5,204	34,189
Prepaid expenses and other assets	41,767	(1,655)
Due to Pension Benefit Guaranty Corporation	92,928	90,737
Accounts payable, accrued liabilities	1,046,170	681,220
Accounts payable, accrued liabilities – related party	53,305	71,295
Net cash used in operating activities	(855,507)	(867,607)

Cash flows from financing activities
Proceeds from borrowings	817,000	376,500
Principal payments of debt	(82,117)	(122,136)
Proceeds from borrowings – related party	67,500	35,000
Principal payments on related party debt	(10,000)	—
Proceeds from exercise of warrants	68,000	—
Proceeds from issuance of common stock	—	581,000
Net cash provided by financing activities	860,383	870,364

Net increase in cash	4,876	2,757

Cash at beginning of the year	12,366	9,609

Cash at end of the year	$17,242	$12,366

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$23,572	$23,309
Non-cash financing transactions:
Fair value of derivative liabilities	$1,765,305	$807,700
Debt discount due to beneficial conversion feature	$9,500	$469,066
Conversion of accounts payable and accrued liabilities to notes payable	$740,212	$691,800
Conversion of liabilities into stock	$—	$29,800
Derivative liability recorded for warrants	$—	$269,424

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

1. Description of Business and Summary of Accounting Principles

Description of Business

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2013 and 2012.

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

Share-based Payments

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that any of the deferred tax assets will be realized.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.

Concentrations

As of November 30, 2013 and 2012, the Company had one customer that constituted 57% and 42%, respectively, of its accounts receivable.  For the years ended November 30, 2013 and 2012, one customer accounted for 36% and 28% of the Company’s revenues, respectively.

The Company is dependent on the availability and functionality of the networks of its two primary suppliers and is vulnerable to a cessation or disruption of service if the Company is not able to pay these vendors timely.

 Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity and comprehensive income.

2. Going Concern Matters and Realization of Assets

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring substantial losses from its continuing operations and as of November 30, 2013 has negative working capital of $9,279,369 and a stockholders’ deficit of $10,512,876. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.  Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt agreements. With sufficient additional cash available to the Company, it can begin to cover monthly cash losses and allocate funds toward marketing its products to achieve additional sales and consequently cut monthly operating losses.

2.	Continue to create new variations of our mobile VoIP app to obtain new subscribers. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. The Company recently added the ability for a subscriber to buy telephone numbers from dozens of countries and download the number to his or her smart phone or tablet. This feature allows a person to call our mobile app user, even when they are overseas, for the cost of a local call.

3.	Continue to develop new uses and distribution channels for its mobile VoIP service. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. In addition to ad words marketing initiatives, the Company is negotiating with cable television companies and a mobile wallet company to resell its mobile app products via a white-labeled solution.

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

3. Restatement

During 2014, the Company determined that it should have recorded and valued various tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued consolidated financial statements for the year ended November 30, 2012 and has increased the amount of derivative liabilities payable by $341,645 at November 30, 2012 and reduced accumulated deficit and capital in excess of par value by $172, 421 and $169,224, respectively. As a result, for the year ended November 30, 2012, gain on settlement of liabilities decreased by $100,200, from $314,481 to $214,281 and a gain for a mark-to-market adjustment of derivative liabilities decreased by $72,221, from $92,872 to $20,641. The restatement resulted in net income of $3,001,510, or $0.02 per basic share and $0.01 per diluted share, for the year ended November 30, 2012, as compared to net income of $3,173,931, or $0.02 per basic share and $0.01 per diluted share that had previously been reported.

The Company restated the consolidated financial statements as of and for the year ended November 30, 2012 as follows:

	Year End November 30, 2012
	As Originally
	Reported	Adjustments		As Restated
Current portion of long-term debt and capital	7,444,490	(500,426	)(1)	6,944,064
Accounts payable and other current liabilities	2,297,242	(252,149	)(1)	2,045,093
Accounts payable and other current liabilities - related party	—	250,149	(1)	250,149
Related party debt	—	502,426	(1)	502,426
Derivative liabilities	—	341,645	(2)(3)	341,645
Capital in excess of par value	39,216,866	(169,224	)(2)	39,047,642
Accumulated deficit	(51,626,758)	(172,421	)(2)	(51,799,179)
Gain (loss) on settlement of liabilities	314,481	(100,200	)(3)	214,281
Gain on value of derivative liabilities	92,872	(72,221	)(2)	20,651

Adjustments to consolidated financial statements:

(1)	To reclassify amounts due to related party.
(2)	To record derivative liabilities for tainted options and warrants.
(3)	To adjust gain on conversion of derivative liabilities to common stock.

4. Accounts Payable and Accrued Expenses

	2013	2012

Trade payables	$847,320	$744,028
Amounts owed to related parties	303,454	250,149
Payable from sale of subsidiaries	796,499	796,499
Customer deposits	132,293	134,912
Other, individually less than 5% of current liabilities	633,082	369,654

	$2,712,648	$2,295,242

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries if the sold subsidiaries were required to pay such claims.  At November 30, 2013 and 2012, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

In fiscal 2012, the Company wrote off accounts payable amounting to $171,484, which is included in the income statement under the caption of other income, net, to reflect a write-off of unpaid invoices which the Company determined were no longer payable as a result of the expiration of the statute of limitations. No such write-off was made in fiscal 2013.

5. Debt

The following table summarizes components of debt as of November 30, 2013 and 2012:

	2013	2012

Debt due to Laurus	$2,108,498	$6,368,078
Convertible debt due to Factor Fund	2,182,690	—
Convertible debt due to various lenders	243,250	736,318
Other short-term debt due to various lenders	248,592	291,720
Total debt	4,783,030	7,396,116
Less: current portion of long-term debt	(3,766,468)	(6,944,064)
Less: discount on debt	(1,002,902)	(93,420)
Total long-term debt, net of discounts	$13,660	$358,632

Debt due to Laurus

As of November 30, 2013 and 2012, the Company owed to a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates (“Laurus”), $2,108,498 and $6,368,078, respectively.   All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and has signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties have not fulfilled all of their terms of the agreements and $2,108,498 and $6,368,078 of debt remains due to Laurus at November 30, 2013 and 2012, respectively.

During the years ended November 30, 2013 and 2012, the Company recorded a troubled debt restructuring gain of $2,714,461 and $6,338,601, respectively. The Company recorded this troubled debt restructuring gain as a result of debt forgiveness by Laurus in exchange for repayments of reduced amounts from other lenders.

Convertible debt due to Factor Fund

In March 2013, 112359 Factor Fund, LLC (the “Fund”) was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. Factor Fund has not met the contractual terms of the assignment agreement. Therefore, at November 30, 2013, the Company is still obligated to Laurus as noted above.

During February 2013, the Company entered into a securities purchase agreement with the Fund pursuant to which the Company issued to the Fund (i) an amended convertible debenture in the principal amount of $1,000,000 (“Amended Note 1”) and (ii) a second amended convertible debenture in the principal balance of $1,000,000 (“Amended Note 2” and together with Amended Note 1, the “Amended Notes”).  The Amended Notes were sold to the Fund by the Company in exchange for the Fund’s assumption and payment of the Laurus assignment agreement (which required the Fund to make payments totaling $350,000, of which $250,000 was paid, to Laurus), payment to the Company of $150,000, and the agreement to purchase from another lender and cancel an existing convertible debenture in the amount of approximately $35,000.

Absent earlier redemption, the Amended Notes mature on December 31, 2014.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the volume weighted average price of the common stock for the 45 trading days immediately prior to the conversion date.  During the year ended November 30, 2013, the Fund converted $592,310 of principal into 279,958,599 shares of common stock of the Company.

The conversion price of Amended Note 1 is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the note was recognized as a derivative instrument at the issuance date and was measured at fair value at each reporting period. The Company determined that the fair value of the notes was $1,874,169 at the issuance dates. The value of the debt of $1,000,000 was recorded as a debt discount and is amortized to interest expense over the term of the Notes. The variance to the fair value of $874,169 was recognized as an initial loss and recorded to change in fair value of derivative liabilities.

Amended Note 2 converts into shares of common stock of the Company in an amount equal to the lesser of the outstanding balance of Amended Note 2 divided by $0.01. Any principal or interest amount can be paid in cash.

During the year ended November 30, 2013, the Fund also loaned the Company amounts of $50,000, $35,000 and $12,000 (the “Bridge Notes”). In June 2013, the Fund refinanced the Bridge Notes with additional funding into another note for $665,000 (the “New Note”). The additional funding under the New Note provided cash to purchase two outstanding convertible debentures for an aggregate price of $99,360; cash for operations of $60,000 in June 2013; and $40,000 in cash each month for the months of July 2013 through December 2013. The Company incurred $68,640 in finder fees and legal fees in connection with the New Note, and a $100,000 original issuance discount. The New Note bears interest at 6% per annum and is due December 31, 2014. The Fund can elect at any time to convert any portion of the New Note into shares of common stock of the Company at 60% of the volume weighted average price of the common stock for the 20 trading days immediately prior to the conversion date. The Company received an aggregate of $260,000 in cash under the New Note in the months of June through November 2013 under the New Note.

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $1,103,940 at the issuance date. Debt discount was recorded up to the $625,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $478,940 was expensed immediately as additional interest expense

In conjunction with the New Note, the Company agreed to implement a salary deferral plan to reduce the cash expenditures for personnel, to limit its cash expenditures to certain pre-approved items, and to accrue an additional fee to the Fund of $150,000, which is included in interest expense and has been added to the principal balance of Amended Note 1.   The Fund agreed to limit its sales of the Company’s common stock, to not engage in any short transactions involving the Company’s common stock, and to not require the Company to increase its authorized shares of common stock for a certain time period, even though the financing documents require the Company to reserve authorized shares for issuance to the Fund, if the Fund desires to convert existing debt into shares of common stock.

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

In connection with the financings, the Company has agreed, for as long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to the lender, the Company entered into a Master Security Agreement that assigns and grants to the lender a continuing security interest and first lien on all of the assets of the Company and its subsidiaries.

During the year ended November 30, 2013, the Fund converted $592,310 of principal into 279,958,599 shares of common stock of the Company and recorded a gain of $1,292,816 on the conversions.

At November 30, 2013, the Company owed the Fund $2,182,690.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

During the years ended November 30, 2013 and 2012, the Company received $0 and $138,000, respectively, in cash in exchange for convertible notes due between July and October 2013, bearing no interest, with a fixed rate conversion of between $0.015 and $0.02 per common share. At November 30, 2013, and 2012, the Company owed the lender $138,000 in connection with these notes which are in default.

During the years ended November 30, 2013 and 2012, lenders were assigned $0 and $400,994, respectively, of debt in the aggregate from other third party lenders which was converted to convertible debt with a conversion rate of $0.015 - $0.03 per common share and a 0% interest rate due between February 2012 and February 2013. During the year ended November 30, 2012, $325,994 of convertible debt was converted into 14,899,595 shares of common stock of the Company. During the year ended November 30, 2013, lenders converted $475,000 of debt and $6,427 of interest into 69,736,000 shares of common stock of the Company. At November 30, 2013 and 2012, $0 and $475,004 of this debt was outstanding, respectively.

In addition, during fiscal years 2012 and 2013, lenders were assigned $48,500 and $31,000 of debt previously owed to the CEO of the Company which was modified to be convertible debt with a conversion rate of $0.001 to $0.005 per common share and a 0% to 24% interest rate. During the year ended November 30, 2012, $36,000 of this debt and $2,385 of interest was converted into 7,251,639 shares of common stock of the Company. During the year ended November 30, 2013, $43,500 of debt was converted to 16,000,000 shares of common stock of the Company. At November 30, 2013 and 2012, $0 and $12,500 of this debt was outstanding, respectively.

Convertible debt with a variable conversion rate issued for cash

During the year ended November 30, 2012, the Company received a total of $188,500 in cash from lenders for convertible debt. The convertible debt bears interest at 0% - 8% and was due between November 2012 and August 2013. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a volume weighted average price discount ranging from 37.5% to 42% of the price of the common stock as defined in the agreements.

The conversion price of the $188,500 of variable conversion price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $242,618 at the issuance dates. Debt discount was recorded up to the $188,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $54,118 was expensed immediately as additional interest expense.

During the year ended November 30, 2013, the Company received a total of $135,000 in cash from a lender for convertible debt. The convertible debt bears interest at 8% and was due between November 2013 and August 2014. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a volume weighted average price discount of 42% of the price of the common stock as defined in the agreement.

The conversion price of the $135,000 of variable conversion price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the note was $287,860 at the issuance dates. Debt discount was recorded up to the $135,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $152,860 was expensed immediately as additional interest expense.

Convertible debt with a variable conversion rate assigned to lenders.

During the year ended November 30, 2012, various lenders were assigned $619,200 of debt that was previously not convertible and had a 0% interest rate. The lenders entered into settlement agreements with the Company whereby the debt was reclassified as convertible debt with a variable rate conversion feature. The convertible debt bears interest at 0% and was due between November 2012 and October 2013. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a volume weighted average price discount ranging from 37.5% to 55% of the price of the common stock as defined in the agreements.

The conversion price of the $619,200 of variable conversion price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the note was $1,003,207 at the issuance dates. Debt discount was recorded up to the $619,200 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $384,007 was expensed immediately as additional interest expense.

During the year ended November 30, 2013, $107,064 of debt and $3,123 of interest was converted into 79,995,485 shares of common stock of the Company. During the year ended November 30, 2012, $510,386 of this debt converted into 76,558,221 shares of common stock of the Company.

At December 31, 2013 and 2012, $105,250 and $229,814 of convertible debt with a variable conversion rate was outstanding, respectively.

`

Other short-term debt due to various lenders

During the years ended November 30, 2013 and 2012, the Company received $50,000 and $175,000, respectively from lenders in exchange for notes payable. The note payable issued during the year ended November 30, 2012 was payable to a lender on demand and bore interest at 0%. The notes payable issued during the year ended November 30, 2013 are payable to various lenders with interest rates between 36% and 176% and was due between November 2013 and May 2014. At December 31, 2013 and 2012, the Company owes various lenders $208,142 and $32,642, respectively, for notes payable issued for cash at interest rates between 8% and 12.75%, all of which is in default as of November 30, 2013. Certain of this debt is secured by the assets of the Company.

6.       Derivative Liabilities

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes. The Company valued the embedded derivatives using the Black-Scholes valuation model.

Convertible debt with a variable conversion feature

In 2013, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.7 to 3 years; (2) a computed volatility rate of 229 to 283% (3) a discount rate of 0.13 to 0.25% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2012, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.5 years; (2) a computed volatility rate of 209 to 250% (3) a discount rate of 0.14 to 0.21% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2013, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.0 years; (2) a computed volatility rate of 232 to 243% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2012, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.2 to 2.0 years; (2) a computed volatility rate of 243% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Tainted stock options and warrants

The Company also evaluated all outstanding warrants and options to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to settle the instruments with shares of the Company’s stock as the number of shares issuable cannot be estimated and could exceed that amount of authorized shares available to be issued by the Company. The Company valued the embedded derivatives within the stock options and warrants using the Black-Scholes valuation model.

In 2013, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.0 to 7.5 years; (2) a computed volatility rate of 232% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2012, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.2 to 8.5 years; (2) a computed volatility rate of 243% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the year ended November 30, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Exercise of	Conversion	Balance at
	November 30,	securities during	derivative	stock options/	of debt to	November 30,
	2012	the period	liabilities	warrants	equity	2013
Variable convertible debt	$361,760	$3,307,991	$(305,050)	$-	$(1,897,519)	$1,467,182
Tainted convertible debt	264,189		(124,236)	-	-	139,953
Tainted stock options	49,483	-	(19,140)	-	-	30,343
Tainted warrants	27,973	-	6,893		-	34,866
	$703,405	$3,307,991	$(441,533)	$-	$(1,897,519)	$1,672,344

Activity for embedded derivative instruments during the year ended November 30, 2012 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise of
	Balance at	issuance of new	fair value of	stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt to	November 30,
	2011	the period	liabilities	warrants	equity	2012
Variable convertible debt	$274,909	$1,248,372	$(92,872)	$—	$(1,068,649)	$361,760
Tainted convertible debt	—	—	264,189	—	—	264,189
Tainted stock options	—	175,656	(126,173)	—	—	49,483
Tainted warrants	—	93,768	(65,795)	—	—	27,973
	$274,909	$1,517,796	$(20,651)	$—	$(1,068,649)	$703,405

7.       Pension Plans

Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation (“PBGC”) stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of $1,614,001 plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at November 30, 2013 and 2012 was $1,914,392 and $1,821,464,  respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2013 and 2012.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.   There was no pension expense recorded in fiscal years ended November 30, 2013 and 2012.

8.       Stockholders’ Equity

Issuance of common stock to settle debt

During fiscal 2013, $1,291,878 of outstanding debt and $13,277 of interest was converted into 496,362,183 shares of the Company’s common stock, and the Company recognized a gain of $1,273,195 in conjunction with the settlement of these liabilities. During fiscal 2012, a total of $1,608,276 of outstanding debt and $36,586 of interest was converted into 162,624,815 shares of the Company’s common stock, and the Company recognized a gain of $214,281 in conjunction with the settlement of these liabilities.

During the third quarter of fiscal 2012, the Company’s chief executive officer converted $45,217 of outstanding debt into 2,850,000 shares of common stock.

Issuance of common stock to settle accounts payable

During fiscal 2012, the Company issued 400,000 shares of common stock to settle accounts payable in the amount of $29,800.

Issuance of common stock for services

In fiscal 2012, the Company issued 6,000,000 shares of common stock, valued at $84,063, for services rendered by independent contractors.

Issuance of common stock for cash

In fiscal 2012, in conjunction with a private placement of securities, the Company issued 34,673,250 shares of common stock at a purchase price of $681,000. In connection with this private placement, $100,000 of the proceeds was received by the Company during the year-ended November 30, 2011 and the remaining $581,000 of proceeds was received by the Company during the year ended November 30, 2012.

Series D Preferred Stock

On August 29, 2013, the Board authorized a Series D of the Company’s previously authorized preferred stock and designated a par value per share of $0.00001 (the “Series D Preferred”).  The number of shares of Series D Preferred was set at 51 shares. The Series D shares have dividend rights equal to common stock on a share-for-share basis, but no liquidation rights.

All 51 shares of the Series D Preferred were issued to the Company’s Chief Executive Officer and Chief Information Officer (the “Officers”) in exchange for the 51 outstanding shares of the Company’s Series C Preferred Stock held by the Officers. The terms of the Series D Preferred Stock are substantially identical to the terms of the Series C Preferred Stock, except that the redemption date was been changed. The Company shall redeem all shares of Series D Preferred, in cash, for $1.00 per share on the earlier to occur of (1) the first anniversary of the date upon which all obligations of the Company to 112359 Factor Fund, LLC (and/or its assign(s)) have been satisfied in full, or (2) December 31, 2019.

All shares of Series D Preferred rank senior to the Company’s (i) common stock, par value $0.00001,  (ii) Series A Convertible Preferred Stock, par value $.00001 per share, (iii) Series B Convertible Preferred Stock, par value $.00001 per share, and any other class or series of capital stock of the Company creates.

Each one (1) share of the Series D Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. As a result, the holders of the Series D Preferred Stock have voting control of the Company.

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series D Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or by-laws.

So long as any shares of Series D Preferred are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series D Preferred, (i) alter or change the rights, preferences or privileges of the Series D Preferred so as to affect adversely the holders of Series D Preferred or (ii) create Pari Passu Shares or Senior Shares.

Amendments to Increase Authorized Shares

On January 23, 2012, the Company filed an amendment to the Company’s articles of incorporation with the State of New York to increase the Company’s authorized common stock from one hundred and fifty million (150,000,000) to two hundred fifty million (250,000,000) shares of common stock, and to change the par value of the common stock to $0.001 per share.

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

On December 13, 2013, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of New York increasing the Company’s authorized common stock from eight hundred million (800,000,000) shares to one billion five hundred million (1,500,000,000) shares of common stock.

On April 14, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of New York (i) increasing the Company’s authorized common stock from one billion five hundred million (1,500,000,000) shares of common stock to eight billion nine hundred seventy-eight million nine hundred ninety-nine thousand nine hundred ninety (8,978,999,990) shares of common stock; (ii) increasing the number of shares of undesignated preferred stock from one million shares (1,000,000) to twenty-one million and ten shares (21,000,010); and (iii) reducing the par value of the common stock and the preferred stock from $0.001 to $0.00001.

Stock Options

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 100,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (an “Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2013 and 2012, 19,000 and 11,500 option shares, respectively remain unissued.

The Company issued contingent stock options to a marketing consultant (the “Contingent Grant”) that granted an option to purchase 10 million shares of the Company’s common stock.  Under the Contingent Grant, stock options were granted at an exercise price of $0.005 cents per share, which was in excess of the fair market value of the Company’s stock on the date of grant. The Contingent Grant expires on December 31, 2014.  These options are scheduled to vest based upon the marketing consultant exceeding monthly sales targets, as defined in the Contingent Grant. The Company determined that the performance condition was not probable of achievement, and accordingly, no compensation cost was recognized during the year ended November 30, 2013.

The following tables summarize information about the options outstanding at November 30, 2013 and 2012:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2013
$0.01 - $2.40	23,793,000	2.93	$0.04	9,626,333	$0.06

As of November 30, 2012
$0.01 - $2.65	14,450,500	3.92	$0.05	5,783,833	$0.11

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Options outstanding, December 1, 2011	15,155,194	$ 0.01 - $3.30	$0.17

Granted during year ended November 30, 2012	—	—	$—

Exercised/canceled during year ended November 30, 2012	(704,694)	$1.60 - $3.30	$.41

Outstanding November 30, 2012	14,450,500	$ 0.01 - $2.65	$.05

Granted during year ended November 30, 2013	10,000,000	$0.005	$0.005

Exercised/canceled during year ended November 30, 2013	(657,500)	$0.10 - $2.65	$0.22

Options outstanding, November 30, 2013	23,793,000	$ 0.01 - $2.40	$0.04

Options exercisable, November 30, 2013	9,626,333	$0.01 - $2.40	$0.06

The aggregate intrinsic value was $0 for both years ended November 30, 2013 and 2012.

Warrants

The following tables summarize information about warrants outstanding at November 30, 2013 and 2012:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2013
$0.005 - $1.20	63,125,833	8.12	$0.02	63,125,833	$0.02

As of November 30, 2012
$0.10 - $2.00	7,792,500	8.21	$0.10	7,792,500	$0.10

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Warrants outstanding, December 1, 2011	8,009,400	$ 0.10 - $ 0.20	$0.18

Issued during year ended November 30, 2012	—	—	$—

Exercised/canceled during year ended November 30, 2012	(216,900)	$ 0.10 - $ 0.20	$1.80

Outstanding November 30, 2012	7,792,500	$ 0.10 - $ 0.20	$0.10

Issued during year ended November 30, 2013	55,333,333	$ 0.005 - $ 0.01	$0.006

Exercised/canceled during year ended November 30, 2013	—	—	$—

Warrants outstanding, November 30, 2013	63,125,833	$ 0.005 - $1.20	$.02

Warrants exercisable, November 30, 2013	63,125,833	$ 0.005 - $1.20	$.02

The aggregate intrinsic value was $0 for both years ended November 30, 2013 and 2012.

During June 2013, the Company sold to its chief executive officer a warrant to purchase 25,333,333 shares of common stock, par value $0.001, of the Company and its chief information officer a warrant to purchase 20,000,000 shares of common stock for total proceeds of $68,000. The warrants have a ten-year life and exercise price of $0.005.

Equity Incentive Plans and Restricted Stock Award Plan

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 40,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 10,000.  No shares were awarded during fiscal 2013 and 2012.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 200,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an affiliate, 110% of the market price on the date of grant.  As of November 30, 2013 and 2012, 149,500 and 109,500 option shares, respectively, remain unissued.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 500,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an affiliate, 110% of the market price on the date of grant.  As of November 30, 2013 and 2012, 31,000 and 21,000 option shares, respectively, remain unissued.

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”), as amended, provides for the grant of up to 25,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2010 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an affiliate, 110% of the market price on the date of grant.  The 2010 Plan was amended in fiscal 2012 from 5,000,000 option shares to 25,000,000 option shares.  As of November 30, 2013 and 2012, 20,000,000 option shares, respectively, remain unissued.

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the grant of up to 20,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2011 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an affiliate, 110% of the market price on the date of grant.  As of November 30, 2013 and 2012, 6,500,000 and 5,900,000 option shares, respectively, remain unissued.

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 1,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

9.       Income Taxes

The Company has accumulated net operating losses of $28 million and $29 million for United States federal tax purposes at November 30, 2013 and 2012, respectively, some of which may be limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years.  These losses expire in fiscal years beginning in 2020 through 2032.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2013 and 2012 were as follows:

	2013	2012

Deferred tax assets, net:
Net operating loss carry forwards	$9,878,155	$9,877,558
Allowance for doubtful accounts	680	5,100
Accrued pension	650,893	619,298
Interest	17,113	763,133
Other	—	—
Total	10,546,841	11,265,089
Valuation allowance	10,546,841	11,265,089
Net deferred assets	$—	$—

The valuation allowance decreased to $10,420,000 at November 30, 2013 from $11,350,000 at November 30, 2012.

The following is a reconciliation of the tax provisions for the years ended November 30, 2013 and 2012 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2013	2012

Statutory federal income tax rate	34.0%	34.0%
Reduction of tax attributes due to discharge of indebtedness	(34.0)	(34.0)

Effective tax rate	—	—

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $2,600,000 and $6,650,000  in fiscal 2013 and 2012, respectively, that is attributable to debt forgiveness and settlement of liabilities is not included in taxable income of the Company as the Company is deemed insolvent for tax purposes.  The Company’s net operating loss carry forwards have been reduced by the amount of non-taxable debt forgiveness in each year.

The Company did not have any material unrecognized tax benefits as of November 30, 2013 and 2012. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2013 and 2012.  The Company is subject to United States federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2010 through 2013.

10.       Fair Value Measurements

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

Debt

At November 30, 2013 and 2012, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of November 30, 2013 and 2012.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2013

Derivative liability	$1,672,344	-	$1,672,344	-

November 30, 2012

Derivative liabilities	$703,405	-	$703,405	-

The Company has no instruments with significant off balance sheet risk.

11.       Commitments and Contingencies

Operating Leases

The Company leases facilities under an operating lease agreement that can be canceled on its anniversary date with 60-day advance notice.

Rent expense was $11,709 and $17,068 in fiscal 2013 and 2012, respectively.

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

12. Net Earnings Per Common Share

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

	2013	2012
Net income – numerator basic	$61,348	$3,001,510
Interest expense attributable to convertible notes, net	10,255	15,682
Net income plus interest expense attributable to convertible notes, net – numerator diluted	$71,603	$3,017,192

Weighted average common shares outstanding – denominator basic	633,006,599	166,358,349
Effect of dilutive securities, stock options and preferred stock	1,197,661,667	217,345,767
Weighted average dilutive common shares outstanding	1,830,668,266	383,704,115
Net income per common share – basic	$0.00	$0.02
Net income per common share – diluted	$0.00	$0.01

13. Related Party Transactions

The Company paid fees to a software consulting firm (“Consultant”) of $191,500 in fiscal 2013 and $192,000 in fiscal 2012. All such work performed by the Consultant is the property of the Company.  An officer of the Company has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to a company controlled by the officer were subsequently distributed for the Consultant to appropriate vendors.

At November 30, 2013 and 2012, total unpaid salary owed to the Company’s chief executive officer was $464,776 and $318,946, respectively, which has been converted into unsecured short-term loans bearing interest at 12%.  Accrued interest on such loans was $96,531 and $51,233 as of November 30, 2013 and 2012, which is included in the other current liabilities. At November 30, 2013 and 2012, total unpaid salary owed the Company’s chief information officer was $18,465 and $3,465, respectively.

At November 30, 2013 and 2012, the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $938,210 and $752,575, respectively.

At November 30, 2013 and 2012, unpaid salary owed to our chief information officer amounted to $39,947 and $23,465, respectively.

At November 30, 2013 and 2012, a subsidiary of the Company owed G3 Connect LLC (a shareholder of the Company), $25,453 and $5,548 in unpaid commissions, respectively.

During the fiscal 2013, the Company sold to its chief executive officer a warrant to purchase 25,333,333 shares of common stock, par value $0.001, of the Company and its chief information officer a warrant to purchase 20,000,000 shares of common stock. The Company received, in the aggregate, cash payments totaling $68,000. The warrants have a ten-year life and exercise price of $0.005.

14. Subsequent Events

In January 2014, the Company sold an 8% convertible debenture for $32,500 to an investor. The note matures on October 16, 2014 and is convertible into shares of our common stock at a 42% discount to the current market price, as defined.

In January 2014, the Company sold an 8% convertible debenture for $120,000 to an investor. The note matures on November 14, 2014 and is convertible into shares of our common stock at a 30% discount to the current market price, as defined.

In fiscal 2013 the Company sold its ownership in a dormant wholly owned subsidiary to an independent party, but did not record the sale until December 2013, when the Company received written permission from its secured lender approving the transaction. The Company recorded a gain of approximately $640,000 in conjunction with the sale.

In the first quarter of fiscal 2014, the Company issued 208,000,000 shares of common stock, valued at $288,300 for payment on outstanding promissory notes of $288,065.

In fiscal 2014, the Company borrowed $30,000, $20,000 and $40,000 from different working capital lenders. The $30,000 loan has been repaid. The due dates are from four to six months and the interest rate over the term of the borrowing ranges from 34% to 45%.

The Company borrowed $36,500 from its Chief Executive Office in the second quarter of fiscal 2014. The debt is payable on demand and bears an annual interest rate of 24%.