Form 10-Q
period 2014-02-28
PERVASIP CORP
filed 2014-09-03
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

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

As of September 3, 2014, the Company had 1,007,549,997 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 28, 2014	November 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$11,325	$17,242
Accounts receivable, net	68,486	67,919
Prepaid expenses and other current assets	20,153	26,123
Total current assets	99,964	111,284

Other assets	106,375	90,108
Total assets	$206,339	$201,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$3,802,982	$3,766,468
Accounts payable and other accrued liabilities	1,910,534	2,409,194
Accounts payable and other accrued liabilities – related party	365,533	303,454
Due to Pension Benefit Guaranty Corporation	1,938,027	1,914,392
Related party debt	668,505	634,756
Derivative liabilities – current portion	1,316,784	362,389
Total current liabilities	10,002,365	9,390,653

Long-term debt less current portion	2,209	13,660
Derivative liabilities – long-term	—	1,309,955
Total liabilities	10,004,574	10,714,268

Stockholders’ deficit:
Preferred stock, $0.001 par value; 21,000,010 shares
authorized, 51 shares issued and outstanding	—	—
Common stock, $0.001 par value;8,978,999,990 shares
authorized, 1,007,549,997 and 799,549,997 shares issued and
outstanding in 2014 and 2013, respectively	1,007,550	799,550
Capital in excess of par value	40,511,168	40,424,222
Accumulated other comprehensive income	1,183	1,183
Accumulated deficit	(51,318,136)	(51,737,831)

Total stockholders’ deficit	(9,798,235)	(10,512,876)
Total liabilities and stockholders’ deficit	$206,339	$201,392

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended
	February 28, 2014	February 28, 2013
		(Restated)

Revenues	$213,662	$238,565

Costs and expenses:
Cost of services	124,034	110,871
Selling, general and administrative	377,425	380,549
Total costs and expenses	501,459	491,420

Loss from operations	(287,797)	(252,855)

Other income (expense):
Interest expense	(518,851)	(1,116,429)
Gain on troubled debt restructuring	—	2,714,461
Gain on sale of subsidiary	640,180	—
Gain on settlement of liabilities	300,686	216,228
Gain (loss) on change in value of derivative liabilities	285,477	(3,436,119)
Total other income (expense)	707,492	(1,621,859)

Net income (loss)	$419,695	$(1,874,714)

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

Weighted average number of common shares outstanding
Basic	884,733,330	355,594,056
Diluted	2,097,022,786	355,594,056

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	February 28, 2014	February 28, 2013

Net income (loss)	$419,695	$(1,874,714)
Other Comprehensive income (loss):
Foreign currency translation adjustment	—	—
Comprehensive income (loss)	$419,695	$(1,874,714)

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	February 28, 2014	February 28, 2013
		(Restated)
Cash flows from operating activities:
Net income (loss)	$419,695	$(1,874,714)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	7,946	6,720
Provision for bad debts	(1,107)	—
Amortization of debt discount	373,225	1,110,047
Gain on troubled debt restructuring	—	(2,714,461)
Gain on sale of subsidiary	(640,180)	—
Gain on settlement of liabilities	(300,686)	(216,228)
Change in fair value of derivative liabilities	(285,477)	3,436,119
Changes in operating assets and liabilities:
Accounts receivable	540	(1,417)
Prepaid expenses and other assets	5,970	(49,076)
Accounts payable, other accrual liabilities and pension related liabilities	252,025	104,306
Net cash used in operating activities:	$(168,049)	$(198,704)
Cash flows from financing activities:
Principal payments of debt	(60,368)	(5,827)
Proceeds from borrowings	222,500	215,500
Net cash provided by financing activities	162,132	209,673

Increase (decrease) in cash and cash equivalents	(5,917)	10,969
Cash and cash equivalents at beginning of period	17,242	12,366
Cash and cash equivalents at the end of period	$11,325	$23,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	—	—
Interest	$34,493	—
Non-cash financing transactions:
Fair value of new derivative liabilities	$230,847	$1,946,880

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes To Consolidated Financial Statements

(Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2014, are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2013.

During the three months ended February 28, 2014, the Company sold a non-operating subsidiary for $100. In connection with the sale, the Company recorded a gain of $640,180, which represented the difference of the proceeds received and the net liabilities of the subsidiary that was sold.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and as of February 28, 2014, the Company has negative working capital of $9,902,401 and a stockholders’ deficit of $9,798,235. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt agreements. With sufficient additional cash available to the Company, it can begin to cover monthly cash losses and allocate funds toward marketing its products to achieve additional sales and consequently cut monthly operating losses.

2.	Continue to create new variations of our mobile VoIP app to obtain new subscribers. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. The Company recently added the ability for a subscriber to buy telephone numbers from dozens of countries and download the number to his or her smart phone or tablet. This feature allows people who do not use the VoIP application to call VoIP application user for the cost of a local call, even when he or she is overseas, and receiving calls on a mobile phone.

3.	Continue to develop new uses and distribution channels for its mobile VoIP service. The Company’s mobile VoIP application allows for low-cost calling to any landline or cell phone in the world. In addition to ad words marketing initiatives, the Company is negotiating with cable television companies to resell its mobile app products via a white-labeled solution.

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

Note 4 – Major Customers

During the three-month periods ended February 28, 2014 and February 28, 2013, one customer accounted for approximately 38% and 37% of our revenues, respectively. At February 28, 2014 and November 30, 2013, accounts receivable owed to us from our major customer accounted for 0% and 45%, respectively, of our total accounts receivable balances.

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

	Three Months Ended	Three Months Ended
	Feb. 28, 2014	Feb. 28, 2013

Net income (loss) – numerator basic	$419,695	$(1,874,714)
Interest expense attributable to convertible notes, net	373,225	—
Net income plus interest expense attributable to convertible notes, net – numerator diluted	$792,920	$(1,874,714)

Weighted average common shares outstanding – denominator basic	884,733,330	355,594,056
Effect of dilutive securities	1,212,289,456	—
Weighted average dilutive common shares outstanding – denominator diluted	2,097,022,786	355,594,056

Net income per common share – basic	$0.00	$(0.01)

Net income per common share – diluted	$0.00	$(0.01)

Approximately 86,918,833 and 22,103,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt that were excluded from the calculation of net income per share for the three-month periods ended February 28, 2014 and 2013, respectively, because the effect would be anti-dilutive.

The number of dilutive common shares exceeds the Company’s authorized shares. The company has evaluated its securities in the event the company cannot settle. See note 10.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock. For the three-month periods ended February 28, 2014 and February 28, 2013, the Company recorded $7,946 and $6,720, respectively, in stock-based compensation expense. As of February 28, 2014, there was $19,221 of unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At February 28, 2014 and November 30, 2013, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at February 28, 2014 and November 30, 2013 was $1,938,027 and $1,914,392, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the three-months periods ended February 28, 2014 and 2013.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.   There was no pension expense recorded in the three-month periods ended February 28, 2014 and 2013.

Note 9 – Principal Financing Arrangements

	February 28, 2014	November 30, 2013
Debt due to Laurus	$2,146,023	$2,108,498
Convertible debt due to Factor Fund	1,945,190	2,182,690
Convertible debt due to various lenders	395,750	243,250
Other short-term debt due to various lenders	178,719	248,592
Total debt	4,665,682	4,783,030
Less: current portion of long-term debt	(3,802,982)	(3,766,468)
Less: discount on debt	(860,491)	(1,002,902)
Total long-term debt, net of discounts	$2,209	$13,660

Debt due to Laurus

As of February 28, 2014 and November 30, 2013, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates thereof (“Laurus”), $2,146,023 and $2,108,498, respectively.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and has signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties have not fulfilled all of their terms of the agreements and $2,146,023 and $2,108,498 of debt remains due to Laurus at February 28, 2014 and November 30, 2013, respectively.

During the three months ended February 28, 2013, the Company recorded a troubled debt restructuring gain of $2,714,461. The Company recorded this troubled debt restructuring gain as a result of debt forgiveness by Laurus in exchange for repayments of reduced amounts from other lenders.

Convertible debt due to Factor Fund

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. Factor Fund has not met the contractual terms of the assignment agreement, therefore, at November 30, 2013, the Company is still obligated to Laurus as noted above.

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

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the average of the five lowest days’ volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.  During the three-month periods ending February 28, 2014 and 2013, the Fund converted $277,500 and $78,690 of principal into 203,000,000 and 39,345,576 shares of common stock of the Company, respectively.

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

During the year ended November 30, 2013, the Fund loaned the Company amounts of $50,000, $35,000 and $12,000 (the “Bridge Notes”). In June 2013, the Fund refinanced the Bridge Notes with additional funding into another note of $665,000 (the “New Note”). The additional funding under the New Note provided cash to purchase two outstanding convertible debentures for an aggregate price of $99,360; cash for operations of $60,000; and $40,000 in cash each month for the months of July 2013 through December 2013. The Company incurred $68,640 in finder fees and legal fees in connection with the New Note, and a $100,000 original issuance discount. The New Note bears interest at 6% per annum and is due December 31, 2014. The Fund can elect at any time to convert any portion of the New Note into shares of common stock of the Company at 60% of the lowest volume weighted average price of the common stock for the 20 trading days immediately prior to the conversion date. The Company received an aggregate of $300,000 in cash in the months of June through December 2013 under the New Note.

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the note was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $67,123 at the issuance date. Debt discount was recorded up to the $40,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes was $27,123 and was recognized immediately as additional interest expense.

In conjunction with the New Note, the Company agreed to implement a salary deferral plan to reduce the cash expenditures for personnel, to limit its cash expenditures to certain pre-approved items, and to accrue an additional fee to the Fund of $150,000, which was recorded as interest expense and has been added to the principal balance of Amended Note 1.   The Fund agreed to limit its sales of the Company’s common stock, to not engage in any short transactions involving the Company’s common stock, and to not require the Company to increase its authorized shares of common stock for a certain time period, even though the Financing documents require the Company to reserve authorized shares for issuance to the Fund, if the Fund desires to convert existing debt into shares of common stock.

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

As of February 28, 2014 and November 30, 2013, the Company owed the Fund $1,945,190 and $2,182,690, respectively.

Convertible Debt due to various lenders

At February 28, 2014, convertible debt due to various lenders consists of notes for $120,000, $98,000, $67,750, $40,000, $37,500 and $32,500, for a total of $395,750. Four of these six notes were outstanding at November 30, 2013. The $120,000 and the $32,500 note were issued in the first quarter of fiscal 2014.

Convertible debt with a fixed conversion rate

At February 28, 2014 and November 30, 2013, the Company owed a lender $138,000 in connection two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

During the first quarter of fiscal 2013, lenders were assigned $31,000 of debt previously owed to the CEO of the Company which was modified to be convertible debt with a conversion rate of $0.001 to $0.005 per common share and a 0% to 24% interest rate. During the quarter ended February 28, 2013, all of the $31,000 of debt was converted into 11,000,000 shares of common stock of the Company. No conversions of debt with a fixed conversion rate occurred in the first quarter of fiscal 2014.

Convertible debt with a variable conversion rate issued for cash

During the first quarter of fiscal 2014, the Company received  a total of $152,500 in cash from lenders for convertible debt. The convertible debt bears interest at 8% and is due between September and October 2014. The lenders can elect at any time to convert any portion of such debt into shares of common stock of the Company at discounts ranging from 30% to 42% of the market price of the common stock as defined in the agreements.

The conversion price of the $152,500 notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the notes was $163,714 at the issuance dates. The debt was recorded a debt discount of $152,500 and is amortized to interest expense over the term of the note. The variance to the fair value of $11,214 was recognized as an initial loss and recorded to change in fair value of derivative liabilities

During the quarter ended February 28, 2013, the Company received $60,000 in cash from a lender for convertible debt. The convertible debt bears interest at 8% and was due between September and October 2013. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 42% of the market price of the Company’s common stock, as defined in the agreement.

The conversion price of the $60,000 price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period.

Convertible debt with a variable conversion rate assigned to lenders

During the quarters ended February 28, 2014 and 2013, no other debt with a variable conversion rate was assigned to a lender. At February 28, 2014 and November 30, 2014, the Company owes one lender $67,750 as a result of an assignment is fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

Other short-term debt due to various lenders

During the quarters ended February 28, 2014 and 2013, the Company received $30,000 and $0, respectively from lenders in exchange for notes payable.

At February 28, 2014 and November 30, 2013, the Company owed various lenders $178,719 and $248,592, respectively. Cash payments of $60,368 and $5,827 were made during the quarters ended February 28, 2014 and 2013, respectively, on these notes. Other short-term debt carriers an interest rate of approximately 35% to 45% over the term of the loans. Certain of these notes are secured by assets of the Company. These notes are currently in default.

During the three months ended February 28, 2014 and 2013, the Company recorded a gain on the settlement of liabilities of $300,686 and $216,228, respectively.

Note 10 – Derivative Liabilities

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

Convertible debt with a variable conversion feature

In 2014, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.25 years; (2) a computed volatility rate of 201% (3) a discount rate of 1% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2013, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.7 to 3 years; (2) a computed volatility rate of 229 to 283% (3) a discount rate of 0.13 to 0.25% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.75 years; (2) a computed volatility rate of 201% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 8.25 years; (2) a computed volatility rate of 201% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.0 to 7.5 years; (2) a computed volatility rate of 232% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the three months ended February 28, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise
	Balance at	issuance of new	fair value of	of stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt	February 28,
	2013	the period	liabilities	warrants	to equity	2014
Variable convertible debt	$1,467,182	$230,837	$(117,289)	$—	$(300,920)	$1,279,810
Tainted convertible debt	139,953	—	(121,361)	—	—	18,592
Tainted stock options	30,343	—	(20,898)	—	—	9,445
Tainted warrants	34,866	—	(25,929		—	8,937
	$1,672,344	$230,837	$(285,477)	$—	$(300,920)	$1,316,784

Activity for embedded derivative instruments during the three months ended February 28, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise
	Balance at	issuance of new	fair value of	of stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt	February 28,
	2012	the period	liabilities	warrants	to equity	2013
Variable convertible debt	$361,760	$1,946,880	$2,269,698	$—	$(308,797)	$4,269,541
Tainted convertible debt	264,189		1,071,965	—	(286)	1,335,868
Tainted stock options	49,483		12,012	—	—	61,500
Tainted warrants	27,973		82,444	—	—	110,417
	$703,405	$1,946,880	$3,436,119	$—	$(309,083)	$5,777,326

Note 11 – Income Taxes

At November 30, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33,000,000 that expire in the years 2014 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Under Section 108(a) of the Internal Revenue Code, for the three-month period ended February 28, 2014, any gain that is attributable to debt forgiveness is not included in taxable income to the Company as the Company is deemed insolvent for tax purposes.  Consequently, the Company has recorded no income tax expense for this three-month period.

Note 12 – Stockholders’ Equity

As discussed in Note 9, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders. Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, during the quarter ended February 2014, $366,174 of principal was converted into 203,000,000 shares of common stock, which was valued at $278,800 at the time of conversion, resulting in a gain of $87,374. Also during the first quarter of 2014, the Company’s CEO settled an outstanding debt payable of $10,565 for 5,000,000 shares of common stock, which was valued at $9,500 at the time of the conversion, resulting in a gain of $1,065.

Note 13 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 28, 2014 and February 28, 2013, of $48,000 and $47,500, respectively. One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

At February 28, 2014 and November 30, 2013, we owed our chief executive officer $986,591 and $938,210, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first quarter of 2014, the chief executive officer settled an outstanding debt payable of $10,565 for 5,000,000 shares of common stock, which was valued at $9,500 at the time of the conversion, resulting in a gain of $1,065. No such transaction occurred during the first quarter of 2013.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of February 28, 2014 and November 30, 2013.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)
February 28, 2014

Derivative liability	$1,316,784	—	$1,316,784	—

November 30, 2013

Derivative liability	$1,672,344	—	$1,672,344	—

Note 15 – Restatement

During 2014, the Company determined that it should have recorded and valued tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued financial statements for the three-month period ended February 28, 2013 and has recorded additional debt discounts of $646,310 and derivative liabilities of $5,252,428 in such three-month period. As a result, for the three-month period ended February 28, 2013, interest expense increased by $952,859, from $163,570, to $1,116,429 and a loss for a mark-to-market adjustment of derivative liabilities increased by $3,382,032, from $54,087 to $3,436,119. The restatement resulted in a loss of $1,874,714 for the three months ended February 28, 2013, as compared to a gain of $2,312,699 that had previously been reported.

The Company restated the consolidated financial statements as of and for the three months ended February 28, 2013 as follows:

	Three Months Ended February 28, 2013
	As Originally
	Reported	Adjustments		As Restated
Long-term debt – less current portion	2,027,142	(646,310)	(1)	1,380,832
Interest expense	(163,570)	(952,859)	(1)	(1,116,429)
Derivative liabilities	601,953	5,175,368	(2)	5,777,321
Capital in excess of par value	39,496,765	(169,224)	(2)	39,327,541
Accumulated deficit	(49,314,059)	(4,539,834)	(2)	(53,673,893)
Gain (loss) on settlement of liabilities	68,750	147,478	(3)	216,228
Gain (loss) on value of derivative liabilities	(54,087)	(3,382,032)	(2)	(3,436,119)

Adjustments to consolidated financial statements:

(1)	To record debt discount on convertible debentures.
(2)	To record derivative liabilities for tainted options and warrants.
(3)	To adjust gain on conversion of derivative liabilities to common stock.

Note 16 – Subsequent Events

The Company borrowed $36,500 from its Chief Executive Office in the second quarter of fiscal 2014. The debt is payable on demand and bears an annual interest rate of 24%.

During the second and third quarters of fiscal 2014, the Company borrowed $20,000 and $40,000 from different working capital lenders. The due dates are from four to six months and the interest rate over the term of the borrowing ranges from 34% to 45%.

During the second quarter of fiscal 2014, the Company increased its authorized shares of common stock from 1,500,000,000 to 9,978,999,990 and preferred stock from 1,000,000 to 21,000,010 and changed the par value of its preferred and common shares from $.001 per shares to $.00001 per share.

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

We are also negotiating with foreign companies to sell our app to their subscribers. Given our ability to instantly provide a foreign phone number on a download to an Android device, we are negotiating with an IPTV company in that has subscribers in Mexico and Colombia, in addition to the United States, to install our Android app on their Android set-top box so that they can offer our VoIP service to their customer base and with an Eastern European VoIP provider that is seeking to offer our app to its subscribers and others in Eastern Europe.

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

Results of Operations

For the Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

Our revenue for the three-month period ended February 28, 2014 decreased by $24,903, or 10%, to approximately $213,662, as compared to $238,565 reported for the three-month period ended February 28, 2013. The decrease in revenues was mainly due to the loss of wholesale business during the year, which we consider less desirable than our mobile VoIP product.  Given the large addressable market for mobile apps and the advantages that our app offers consumers for low-cost calling, and free text messaging, voice and video calls to other app users, our sales representatives and our advertising are only focused on the growth of our mobile app product. To accelerate the growth of our mobile app we are negotiating with other companies to resell our app to their existing subscriber base.

For the three-month period ended February 28, 2014, our gross profit amounted to $89,628, which was a decrease of $38,066 from the gross profit of $127,694 reported in the three-month period ended February 28, 2013. The reduction in gross profit is attributable to the reduction of revenue for the period and higher international calling rates in fiscal 2014. Our gross margin percentage for the quarters ended February 28, 2014 and 2013, was approximately 42% and 54%, respectively. To attract retail customers, we offer calling rates that are steeply discounted in comparison to wireless carriers and we offer several calling plans with free minutes or a free month of service. We anticipate we can find lower international calling rates that will allow us to maintain a gross margin of approximately 50 percent.

Selling, general and administrative expenses decreased by $3,124, or approximately 1%, to $377,424 for the three-month period ended February 28, 2014 from $380,549 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost of approximately $9,000, a reduction in professional fees of approximately $33,000 and reductions in other G&A expenses of approximately $10,000, offset by an increase in marketing costs and finance fees of approximately $33,000 and $16,000, respectively.

Our loss from operations for the three month period ended February 28, 2014 was $287,797, which was greater that our loss from operations of $252,855 for the three month period ended February 28, 2013. However, significant non-operating income and expenses impacted our results, thus:

  Interest expense decreased by $597,578 to $518,851 for the three-month period ended February 28, 2014 as compared to $1,116,429 for the prior fiscal year period.  Our borrowings were less in the fiscal 2014 period, due to the reduction of outstanding debt to our secured debt holders, and we had fewer new borrowings and associated large debt discounts in the fiscal 2014 quarter, as compared to the fiscal 2013 quarter.

  The sale of a non-operating subsidiary resulted in a gain of $640,180 in the three-month period ended February 28, 2014. A debt settlement agreement resulted in a troubled debt restructuring gain in the first quarter of fiscal 2013 of $2,714,461. These gains were the result of one-time transactions negotiated with a buyer and a lender, respectively.

  For the quarter ended February 28, 2014, we recorded a gain on the settlement of liabilities of $300,686 as compared to a gain of $216,228 in the prior fiscal period. Each instance of a liability settlement is contingent upon the terms that we can negotiate for a particular transaction.

  For the quarter ended February 28, 2014, we had a mark-to-market gain of $285,477 related to derivative liabilities, as compared to a mark-to-market loss of $3,436,119 in the first quarter of fiscal 2013. The gain in 2014 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated. The loss in 2013 is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the quarter ended February 28, 2014 was net income of $419,695, compared to a net loss of $1,874,714 recorded in the first quarter of fiscal 2012. In fiscal 2014, however, the net income occurred only because of gains we realized, primarily from  the sale of a subsidiary and debt settlements that removed liabilities from our books, which exceeded the losses we incurred from the remainder of our business.

Liquidity and Capital Resources

At February 28, 2014, we had cash and cash equivalents of $11,325 and negative working capital of $9,902,401.

Net cash used in operating activities aggregated $168,049 and $198,704 in the three-month periods ended February 28, 2014 and 2013, respectively. Operating activities for the quarter ended February 28, 2014 included net income of $419,695, non-cash interest  expense of approximately $373,225, and an increase in accounts payable and accrued liabilities of $252,025, which were offset by the gain on the sale of subsidiary of $640,180 and gain on settlement of liabilities of $300,686. Operating activities for the quarter ended February 28, 2013 included a net loss of $1,874,714 and a debt reduction from our principal lender of $2,714,461, which was offset by a mark-to-market loss of derivative liabilities of $3,436,119 and non-cash interest of $1,110,047.

We financed the net cash used in operating activities by obtaining net cash provided by financing activities: $162,132 and $209,673 in the three-month periods ended February 28, 2014 and February 28, 2013, respectively. In the fiscal 2014 period, cash provided by financing activities resulted from proceeds from short-term borrowing of $222,500, less repayments of approximately $60,368. In fiscal 2013, cash provided by financing activities resulted from proceeds from short-term borrowing of $215,500, less repayments of $5,827.

For the three months ended February 28, 2014 and February 29, 2013, we had no capital expenditures. We do not expect to make equipment purchases in the current fiscal year.

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

Item 4. Controls and Procedures.

(a) Evaluation of Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of February 28, 2014. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of February 28, 2014, and identified the following material weaknesses:

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

Our annual report for the year ended November 30, 2013 does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 16, 2013, we issued 40,000,000 shares of the Company’s common stock, valued at $80,000 for payment on outstanding promissory notes of $78,400.

On January 8, 2014 we issued 5,000,000 shares of the Company’s common stock, valued at $9,500 for payment on outstanding promissory notes of $10,565.

On January 16, 2014, we issued 40,000,000 shares of the Company’s common stock, valued at $60,000 for payment on an outstanding promissory note of $56,000.

On January 21, 2014, we issued 40,000,000 shares of the Company’s common stock, valued at $60,000 for payment on an outstanding promissory note of $56,000.

On February 10, 2014, we issued 41,000,000 shares of the Company’s common stock, valued at $41,000 for payment on an outstanding promissory note of $45,100.

On February 19, 2014, we issued 42,000,000 shares of the Company’s common stock, valued at $37,800 for payment on an outstanding promissory note of $42,000.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 10, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Document

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: September 3, 2014	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)