Form 10-Q
period 2014-05-31
PERVASIP CORP
filed 2014-09-03
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Consolidated Balance Sheets

Unaudited

	May 31, 2014	November 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$25,225	$17,242
Accounts receivable, net	74,193	67,919
Prepaid expenses and other current assets	20,212	26,123
Total current assets	119,630	111,284

Other assets	81,508	90,108
Total assets	$201,138	$201,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$3,978,363	$3,766,468
Accounts payable and other accrued liabilities	2,151,466	2,409,194
Accounts payable and other accrued liabilities – related party	353,107	303,454
Due to Pension Benefit Guaranty Corporation	1,962,486	1,914,392
Related party debt	748,754	634,756
Derivative liabilities – current portion	1,558,323	362,389
Total current liabilities	10,752,499	9,390,653

Long-term debt less current portion	2,209	13,660
Derivative liabilities – long term portion	—	1,309,955
Total liabilities	10,754,708	10,714,268

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 21,000,010 shares authorized, 51 shares issued and outstanding	—	—
Common stock, $0.00001 par value at May 31, 2014; $0.001 par value at November 30, 2014; 8,978,999,990 shares authorized, 1,007,549,997 and 799,549,997 shares issued and outstanding in 2014 and 2013, respectively	10,076	799,550
Capital in excess of par value	41,515,287	40,424,222
Accumulated deficit	(52,080,116)	(51,737,831)
Accumulated other comprehensive income	1,183	1,183
Total stockholders’ deficit	(10,553,570)	(10,512,876)
Total liabilities and stockholders’ deficit	$201,138	$201,392

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
		Restated		Restated

Revenues	$451,015	$469,892	$237,353	$231,327

Costs and expenses:
Cost of services	237,489	211,072	113,455	100,201
Selling, general and administrative	722,063	816,380	344,637	435,831
Total costs and expenses	959,552	1,027,452	458,092	536,032

Loss from operations	(508,537)	(557,560)	(220,739)	(304,705)

Other income (expense):
Interest expense	(818,552)	(1,676,586)	(299,701)	(560,157)
Gain on troubled debt restructuring	—	2,714,461	—	—
Gain on sale of subsidiary	640,180	—	—	—
Gain on settlement of liabilities	300,686	1,344,326	—	1,128,098
Gain (loss) on change in derivative liabilities	43,938	(148,955)	(241,539)	3,287,164
Total other income (expense)	166,252	2,233,246	(541,240)	3,855,105

Net income (loss)	$(342,285)	$1,675,686	$(761,979)	$3,550,400

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	946,116,664	469,613,225	1,007,499,997	583,632,393
Diluted	946,116,664	1,146,212,042	1,007,499,997	1,260,231,210

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Net income (loss)	$(342,285)	$1,675,686	$(761,979)	$3,550,400
Other Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—
Comprehensive income (loss)	$(342,285)	$1,675,686	$(761,979)	$3,550,400

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	May 31, 2014	May 31, 2013
Operating activities:		Restated
Net income (loss)	$(342,285)	$1,675,686
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	13,291	13,441
Provision for bad debts	(731)	3,660
Amortization of debt discount	529,375	1,575,019
Gain on troubled debt restructuring	—	(2,714,461)
Gain on sale of subsidiary	(640,180)	—
Gain on settlement of liabilities	(300,686)	(1,344,326)
Change in fair value of derivative liabilities	(43,938)	148,955
Changes in operating assets and liabilities:
Accounts receivable	(5,544)	648
Prepaid expenses and other current assets	5,228	(4,839)
Other assets	44,733	(1,931)
Accounts payable, other accrued liabilities and pension related liabilities	573,436	197,325
Net cash used in operating activities:	(167,301)	(450,823)
Cash flows from financing activities:
Principal payments of debt	(101,216)	(7,333)
Proceeds from borrowings	276,500	448,000
Net cash provided by financing activities	175,284	440,667

Increase (decrease) in cash and cash equivalents	7,983	(10,156)
Cash and cash equivalents at beginning of period	17,242	12,366
Cash and cash equivalents at the end of period	$25,225	$2,210
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—
Interest	$52,899	$11,702
Non-cash financing transactions:
Fair value of derivative liabilities	$230,837	$2,208,952

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes To Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2014, are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2013.

During the six months ended May 31, 2014, the Company sold a non-operating subsidiary for $100. In connection with the sale, the Company recorded a gain of $640,180, which represented the difference of the proceeds received and the net liabilities of the subsidiary that was sold.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and as of May 31, 2014, the Company has negative working capital of $10,632,869 and a stockholders’ deficit of $10,553,570. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations

Note 4 – Major Customers

As of May 31, 2014 and November 30, 2013, one customer constituted 34% and 57%, respectively, of our accounts receivable.

During the six-month and three-month periods ended May 31, 2014, two customers accounted for approximately 32% and 27%, respectively, and approximately 27% and 34%, respectively, of our revenues.

During the six-month period ended May 31, 2013, one customer accounted for approximately 38%, respectively of our revenues, while during the three-month period ended May 31, 2013, two customers accounted for approximately 39% and 10%, respectively, of our revenues.

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

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Net income (loss) – numerator basic	$(342,285)	$1,675,686	$(761,979)	$3,550,400
Interest expense attributable to convertible notes, net	—	290,072	—	190,142
Net income (loss) plus interest expense attributable to convertible notes, net – numerator diluted	$(342,285)	$1,965,758	$(761,979)	$3,740,542

Weighted average common shares outstanding – denominator basic	946,116,664	469,613,225	1,007,499,997	583,632,393
Effect of dilutive securities	—	676,598,817	—	676,598,817
Weighted average dilutive common shares outstanding – denominator diluted	946,116,664	1,146,212,042	1,007,499,997	1,260,231,210

Earnings (loss) per common share – basic	$0.00	$0.00	$0.00	$0.01

Earnings (loss) per common share – diluted	$0.00	$0.00	$0.00	$0.00

Approximately 1,475,706,000 and 22,103,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the six-month periods ended May 31, 2014 and May 31, 2013, respectively, because the effect would be anti-dilutive. Approximately 1,485,708,000 and 680,472,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the three-month periods ended May 31, 2014 and May 31, 2013, respectively, because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. This expense is a non-cash expense and it derives from the issuance of stock options, stock purchase warrants and restricted stock. For the six-month periods ended May 31, 2014 and 2013, the Company recorded $13,291 and $13,441, respectively, in stock-based compensation expense. As of May 31, 2014, there was $12,575 of unrecognized employee stock-compensation expense for previously granted unvested options that will be recognized over a two-year period.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At May 31, 2014 and November 30, 2013, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at May 31, 2014 and November 30, 2013 was $1,962,486 and $1,914,392, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the six-month periods ended May 31, 2014 and 2013.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the six or three-month periods ended May 31, 2014 and 2013.

Note 9 – Debt

	May 31, 2014	November 30, 2013
Debt due to Laurus	$2,186,201	$2,108,498
Convertible debt due to Factor Fund	1,945,190	2,182,690
Convertible debt due to various lenders	395,750	243,250
Other short-term debt due to various lenders	157,772	248,592
Total debt	4,684,913	4,783,030
Less: current portion of long-term debt	3,978,363	3,766,468
Less: discount on debt	704,341	1,002,902
Total long-term debt	$2,209	$13,660

Debt due to Laurus

As of May 31, 2014 and November 30, 2013, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates thereof (“Laurus”), $2,186,201 and $2,108,498, respectively.  All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and has signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties have not fulfilled all of their terms of the agreements and $2,186,201 and $2,108,498 of debt remains due to Laurus at May 31, 2014 and November 30, 2013, respectively.

During the six months ended May 31, 2013, the Company recorded a troubled debt restructuring gain of $2,714,461. The Company recorded this troubled debt restructuring gain as a result of debt forgiveness by Laurus in exchange for repayments of reduced amounts from other lenders.

Convertible debt due to Factor Fund

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to LV, which the Fund could satisfy in full by making certain payments to LV. At November 30, 2013, the Fund still owed LV $100,000 in connection with the assignment agreement. After the Fund makes the last $100,000 payment owed to the LV, the existing liens on the Company’s assets will be transferred from LV to the Fund, and the remaining obligation the Company owes LV ($2,186,201 at May 31, 2014) will be reduced to $0.

During February 2013, the Company entered into a securities purchase agreement with the Fund pursuant to which the Company issued to the Fund (i) an amended convertible debenture in the principal amount of $1,000,000 (“Amended Note 1”) and (ii) a second amended convertible debenture in the principal balance of $1,000,000 (“Amended Note 2” and together with Amended Note 1, the “Amended Notes”).  The Amended Notes were sold to the Fund by the Company in exchange for the Fund’s assumption and payment of the LV assignment agreement (which required the Fund to make certain payments to LV), payment to the Company of $150,000, and the agreement to purchase and cancel an existing convertible debenture in the amount of approximately $35,000.

Absent earlier redemption the Amended Notes mature on December 31, 2014.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the average of the five lowest days’ volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.  During the six-month periods ending May 31, 2014 and 2013, the Fund converted $277,500 and $317,289 of principal into 203,000,000 and 145,389,865 shares of common stock of the Company, respectively.

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

During the year ended November 30, 2013, the Fund loaned the Company amounts of $50,000, $35,000 and $12,000 (the “Bridge Notes”). In June 2013, the Fund refinanced the Bridge Notes with additional funding into another note of $665,000 (the “New Note”). The additional funding under the New Note also provided cash to purchase two outstanding convertible debentures for an aggregate price of $99,360; cash for operations of $60,000; and $40,000 in cash each month for the months of July 2013 through December 2013. The Company incurred $68,640 in finder fees and legal fees in connection with the New Note, and a $100,000 original issuance discount. The New Note bears interest at 6% per annum and is due December 31, 2014. The Fund can elect at any time to convert any portion of the New Note into shares of common stock of the Company at 60% of the lowest volume weighted average price of the common stock for the 20 trading days immediately prior to the conversion date. The Company received an aggregate of $300,000 in cash in the months of June through December 2013 under the New Note.

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the note was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $67,123 at the issuance date. Debt discount was recorded up to the $40,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes was $27,123 and was recognized immediately as interest expense.

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

During the six-month periods ending May 31, 2014 and 2013, the Fund converted $277,500 and $317,289 of principal into 203,000,000 and 145,389,865 shares of common stock of the Company, respectively.

As of May 31, 2014 and November 30, 2013, the Company owed the Fund $1,945,190 and $2,182,690, respectively.

Convertible Debt due to various lenders

At May 31, 2014, convertible debt due to various lenders consists of notes for $120,000, $98,000, $67,750, $40,000, $37,500 and $32,500, for a total of $395,750. Four of these six notes were outstanding at November 30, 2013. The $120,000 and the $32,500 notes were issued in the first quarter of fiscal 2014.

Convertible debt with a fixed conversion rate

At May 31, 2014 and November 30, 2013, the Company owed a lender $138,000 in connection two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

During the six-month period ended May 31, 2013, two were assigned an aggregate of $31,000 preciously owed to the CEO of the Company which was modified to be convertible debt with a conversion rate of $0.001 and $0.005 per common share and a 0% to 24% interest rate. The $31,000 of debt was converted into 11,000,000 shares of common stock of the Company. No conversions of debt with a fixed conversion rate occurred in the six-months ended May 31, 2014.

Convertible debt with a variable conversion rate issued for cash

During the six months ended May 31, 2014, the Company received  a total of $152,500 in cash from lenders for convertible debt. The convertible debt bears interest at 8% and is due between September and October 2104. The lenders can elect at any time to convert any portion of such debt into shares of common stock of the Company at discounts ranging from 30% to 42% of the market price of the common stock as defined in the agreements.

The conversion price of the $152,500 notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the notes was $163,714 at the issuance dates. The debt was recorded a debt discount of $152,102 and is amortized to interest expense over the term of the note. The variance to the fair value of $11,612 was recognized as an initial loss and recorded to change in fair value of derivative liabilities

During the six month period ended May 31, 2013, the Company received $60,000 in cash from a lender for convertible debt. The convertible debt bears interest at 8% and was due between September and October 2013. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 42% of the market price of the Company’s common stock, as defined in the agreement.

The conversion price of the $60,000 notes was based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period.

Convertible debt with a variable conversion rate assigned to lenders

During the six month periods ended May 31, 2014 and 2013, no other debt with a variable conversion rate was assigned to lender. At May 31, 2014 and November 30, 2014, the Company owes one lender $67,750 as a result of an assignment is fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

Other short-term debt due to various lenders

During the six months ended May 31, 2014 and 2013, the Company received $50,000 and $0, respectively from lenders in exchange for notes payable.

At May 31, 2014 and November 30, 2013, the Company owed various lenders $157,772 and $248,592, respectively. Cash payments of $68,486 were made during the quarter ended February 28, 2014 on these notes. Other short-term debt carriers an interest rate of approximately 35% to 120% over the term of the loans. Certain of these notes are secured by assets of the Company. These notes are currently in default.

During the six months ended May 31, 2014 and 2013, the Company recorded a gain on the settlement of liabilities of $300,686 and $1,344,326, respectively.

Note 10 - Derivative Liabilities

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

Convertible debt with a variable conversion feature

In 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.25 years; (2) a computed volatility rate of 201% (3) a discount rate of 1% and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2013, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.7 to 3 years; (2) a computed volatility rate of 229 to 283% (3) a discount rate of 0.13 to 0.25% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.75 years; (2) a computed volatility rate of 201% (3) a discount rate of 1% and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.0 years; (2) a computed volatility rate of 232 to 243% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 8.0 years; (2) a computed volatility rate of 172% (3) a discount rate of 1% and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.0 to 7.5 years; (2) a computed volatility rate of 232% (3) a discount rate of 1% and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the six months ended May 31, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise
	Balance at	issuance of new	fair value of	of stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt	May 31,
	2013	the period	liabilities	warrants	to equity	2014
Variable convertible debt	$1,467,182	$230,837	$145,427	$-	$(300,920)	$1,542,526
Tainted convertible debt	139,953	-	(136,600)	-	-	3,353
Tainted stock options	30,343	-	(23,510)	-	-	6,833
Tainted warrants	34,866	-	(29,255)	-	-	5,611
	$1,672,344	$230,837	$(43,938)	$-	$(300,920)	$1,558,323

Activity for embedded derivative instruments during the six months ended May 31, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise
	Balance at	issuance of new	fair value of	of stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt	May 31,
	2012	the period	liabilities	warrants	to equity	2013
Variable convertible debt	$361,760	$2,208,952	$(8,728)	$-	$(1,401,042)	$1,160,942
Tainted convertible debt	264,189	-	183,182	-	(225,680)	221,691
Tainted stock options	49,488	-	(30,801)	-	-	18,687
Tainted warrants	27,973	-	5,302	-	-	33,275
	$703,410	$2,208,952	$148,955	$-	$(1,626,722)	$1,434,595

Note 11 – Income Taxes

At November 30, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28,000,000 that expire in the years 2014 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $2,714,000 for the six-month period ended May 31, 2013, that is attributable to debt forgiveness is not included in taxable income to the Company as the Company is deemed insolvent for tax purposes.  Consequently, the Company has recorded no income tax expense for this six-month period. No such gain was reported in the six-month period ended May 31, 2014.

Note 12 – Stockholders’ Equity

As discussed in Note 9, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders. Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, in the six-month period ended May 31, 2014, $277,500 of principal was converted into 203,000,000 shares of common stock, which was valued at $278,800 at the time of conversion,. Also during the first quarter of 2014, the Company’s CEO settled an outstanding debt payable of $10,565 for 5,000,000 shares of common stock, which was valued at $9,500 at the time of the conversion, resulting in a gain of $1,065.

Note 13 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the six-month periods ended May 31, 2014 and 2013, of $96,000 and $95,500, respectively and $48,000 for the three-month periods ended May 31, 2014 and 2013. One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

During the six months ended May 31, 2014, the Company borrowed $36,000 from its Chief Executive Officer. The debt id payable on demand and bears an annual interest rate of 24%.

At May 31, 2014 and November 30, 2013, we owed our chief executive officer $1,101,861 and $938,210, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first half of fiscal 2014, the chief executive officer settled an outstanding debt payable of $10,565 for 5,000,000 shares of common stock, which was valued at $9,500 at the time of the conversion, resulting in a gain of $1,065. No such transaction occurred during the first half of fiscal 2013.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of May 31, 2014 and November 30, 2013.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)
May 31, 2014

Derivative liability	$1,558,323	—	$1,558,323	—

November 30, 2013

Derivative liability	$1,672,344	—	$1,672,344	—

Note 15 – Restatement

During 2014, the Company determined that it should have recorded and valued tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued financial statements for the six and three-month periods ended May 31, 2013. The restatement resulted in a gain of $1,675,686 for the six month period ended May 31, 2013, or a decrease of $200,547, as compared to a gain of $1,876,233 that had previously been reported, and a gain of $3,550,400 for the three-month period ended May 31, 2013, or an increase $3,986,766, as compared to a loss of $436,366 that had previously been reported.

The Company restated its consolidated financial statements as of and for the six months ended May 31, 2013 as follows:

	Six Months Ended May 31, 2013
	As Originally
	Reported	Adjustments		As Restated
Debt payable	4,343,495	483,818	(1)	3,859,677
Interest expense	406,334	1,270,252	(1)	1,676,586
Derivative liabilities	453,419	(981,176)	(2)	1,434,595
Capital in excess of par value	40,158,941	124,385	(2)	40,034,556
Accumulated deficit	(49,750,525)	372,973	(2)	(50,123,498)
(Gain) loss on settlement of liabilities		(1,344,326)	(3)	(1,344,326)
(Gain) loss on value of derivative liabilities	(125,666)	274,621	(2)	148,955

Adjustments to consolidated financial statements:

(1)	To record debt discount on convertible debentures.
(2)	To record derivative liabilities for tainted options and warrants.
(3)	To adjust gain on conversion of derivative liabilities to common stock.

The Company restated its consolidated financial statements as of and for the three months ended May 31, 2013 as follows:

	Three Months Ended May 31, 2013
	As Originally
	Reported	Adjustments		As Restated
Interest expense	242,763	317,393	(1)	560,156
(Gain) loss on settlement of liabilities		(1,196,848)	(3)	(1,196,848)
(Gain) loss on value of derivative liabilities	179,753	(3,107,411)	(2)	3,287,164

Adjustments to consolidated financial statements:

(1)	To record debt discount on convertible debentures.
(2)	To record derivative liabilities for tainted options and warrants.
(3)	To adjust gain on conversion of derivative liabilities to common stock.

Note 16 - Subsequent Events

In June of 2014, the Company borrowed $40,000 from a working capital lender. The term is approximately six months and the interest rate is 34%.

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

We are also negotiating with foreign companies to sell our app to their subscribers. Given our ability to instantly provide a foreign phone number on a download to an Android device, we are negotiating with an IPTV company in Mexico and Colombia, to install our Android app on their Android set-top box so that they can offer a triple-play solution to their customer base; a mobile wallet company in South Africa to sell our app to its subscribers and others; and an Eastern European VoIP provider that is seeking to offer our app to its subscribers and others in Eastern Europe.

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

.

Results of Operations

For the Six Months Ended May 31, 2014 Compared to the Six Months Ended May 31, 2013

Our revenue for the six-month period ended May 31, 2013 decreased by $18,877, or 4%, to $451,015, as compared to $468,892 reported for the six-month period ended May 31, 2013. The decrease in revenues was mainly due to the loss of wholesale business during the first half of 2014, which we consider less desirable than our mobile VoIP product.  Given the large addressable market for mobile apps and the advantages that our app offers consumers for low-cost calling, and free text messaging, voice and video calls to other app users, our sales representatives and our advertising are only focused on the growth of our mobile app product. Monthly revenue from our wholesale customers has been more volatile in recent months and we anticipate significant decreases in our wholesale business in the remainder of fiscal 2014. To accelerate the growth of our mobile app we are negotiating with other companies to resell our app to their existing subscriber base.

For the six-month period ended May 31, 2014, our gross profit amounted to $213,526, which was a decrease of $45,294 from the gross profit of $258,820 reported in the six-month period ended May 31, 2013. The reduction in gross profit is attributable to the reduction of revenue for the period. Our gross margin percentage for the six-month periods ended May 31, 2014 and 2013 decreased to 47% from 55%. To attract retail customers, we offer calling rates that are steeply discounted in comparison to wireless carriers and we offer several calling plans with free minutes or a free month of service. Consequently, we anticipate that any growth in retail customers will not increase our gross margin percentage.

Selling, general and administrative expenses decreased by $94,318, or 12%, to $722,062 for the six-month period ended May 31, 2014 from $816,380 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost of approximately $71,000, a reduction in professional fees of approximately $72,000, a reduction in insurance costs of approximately $11,000 and a reduction in stockholder expenses of approximately $7,000, offset by an increase in marketing costs and finance fees of approximately $48,000 and $30,000, respectively.

As a result of the reduction in our selling, general and administrative expenses, our loss from operations for the six-month period ended May 31, 2014 decreased by $49,024 to $508,537 from $557,560 reported in the prior fiscal period. However, significant non-operating income and expenses impact our results, thus:

  Interest expense decreased by $858,034 to $818,552 for the six-month period ended May 31, 2014 as compared to $1,676,586 for the prior fiscal period.  The decrease in interest expense is attributable to less debt outstanding and large borrowings in fiscal 2013 in which debt discounts equaled or exceeded the face value of new promissory notes.

  For the six-month period ended May 31, 2014, we reported no gain on troubled debt restructuring as compared to a gain on troubled debt restructuring of $2,714,461 for the six-month period ended May 31, 2013. The gain was the result of one-time transactions negotiated with a lender.

  For the six-month period ended May 31, 2014, we reported a gain of $640,180 on the sale of a subsidiary. No such gain was reported in the prior fiscal period.

  For the six-month period ended May 31, 2014, we reported a gain on the settlement of liabilities of $300,686, as compared to a gain of $1,344,326 reported in the prior fiscal period. Each instance of a liability settlement is contingent upon the terms we can negotiate for a particular transaction.

  For the six-month period ended May 31, 2014, we had a gain on the change in value of derivative liabilities of $43,938, as compared to a loss of $148,955 for the six-month period ended May 31, 2013. Any change in the market value of derivative liabilities is contingent on the market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the six-month period ended May 31, 2014, then, was a net loss of $342,285, compared to net income of $1,675,686 recorded in the prior-year fiscal period. In fiscal 2013, the net income occurred only because the gain we realized through the restructuring and settlement of our debt exceeded the losses we incurred from the remainder of our business.

For the Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2014

Our revenue for the three-month period ended May 31, 2014 increased by $6,026, or 4%, to $237,353, as compared to $231,327 reported for the three-month period ended May 31, 2013. The increase in revenues was mainly due to one of our wholesale customers who had an unusual amount of international traffic on our platform. Traffic from our wholesale customers has been more erratic than in prior years and we anticipate that our wholesale revenues will see a significant decrease in the remainder of fiscal 2014. We believe that the wholesale business is less desirable than our mobile VoIP product.  Given the large addressable market for mobile apps and the advantages that our app offers consumers for low-cost calling, and free text messaging, voice and video calls to other app users, our sales representatives and our advertising are only focused on the growth of our mobile app product. To accelerate the growth of our mobile app we are negotiating with other companies to resell our app to their existing subscriber base.

For the three-month period ended May 31, 2014, our gross profit amounted to $123,898, which was a decrease of $7,228 from the gross profit of $131,126 reported in the three-month period ended May 31, 2013. The reduction in gross profit is attributable to the low profit margin on international traffic for the period. Our gross margin percentage for the three-month periods ended May 31, 2014 and 2013 decreased to 52% from 57%. To attract retail customers, we offer calling rates that are steeply discounted in comparison to wireless carriers and we offer several calling plans with free minutes or a free month of service. Consequently, we anticipate that any growth in retail customers will not increase our gross margin percentage.

Selling, general and administrative expenses decreased by $91,194, or 21%, to $344,637 for the three-month period ended May 31, 2014 from $435,831 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost of approximately $62,000, a reduction in professional fees of approximately $39,000, a reduction in insurance costs of approximately $10,000 and a reduction in stockholder expenses of approximately $6,000, offset by an increase in marketing costs and finance fees of approximately $15,000 and $15,000, respectively.

As a result of the reduction in our selling, general and administrative expenses, our loss from operations for the three-month period ended May 31, 2014 decreased by $83,966 to $220,739 from $304,705 reported in the prior-year fiscal period. However, significant non-operating income and expenses reversed those results, thus:

  Interest expense decreased by $260,456 to $299,701 for the three-month period ended May 31, 2014 as compared to $560,157 for the prior-year fiscal period.  The decrease in interest expense is attributable to less debt outstanding and large borrowings in fiscal 2013 in which debt discounts equaled or exceeded the face value of new promissory notes.

  For the three-month period ended May 31, 2014, we reported a gain on debt conversions of $1,128,098, as compared no transactions reported in the three-month period ended May 31, 2013. Each instance of a liability settlement is contingent upon the terms we can negotiate for a particular transaction.

  For the three-month period ended May 31, 2014, we had a loss from the change in the valuation of derivative liabilities of $241,539, as compared to a gain of $3,287,164 for the period three-month period ended May 31, 2013. The gain in 2013 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the three-month period ended May 31, 2014, was a net loss of $761,979, compared to a net income of $3,550,400 recorded in the prior-year fiscal period. In fiscal 2013, however, the net income occurred because of the gains we realized when we settled debt with creditors and when our derivative liabilities decreased in market value, exceeded the losses we incurred from the remainder of our business.

Liquidity and Capital Resources

At May 31, 2014, we had cash and cash equivalents of $25,225 and negative working capital of $10,632,869.

Operating activities for the six months ended May 31, 2014 used $167,301 of cash, consisting principally of operating losses of $508,536 and interest payments of $52,899, offset by approximately $55,000 in non-cash income statement charges and approximately $522,000 in changes in operating assets and liabilities. Operating results for the six months ended May 31, 2013 used $450,823 of cash, consisting principally of net income of $1,675,686 and non-cash interest expense of $1,575,019, offset by approximately $1,344,000 in gains on debt settlements and a gain on troubled debt restructuring of approximately $2,700,000.

Net cash provided by financing activities aggregated $175,284 and $440,667 in the six-month periods ended May 31, 2014 and 2013, respectively. In fiscal 2014, cash provided by financing activities resulted from proceeds from short-term borrowing of $276,500, less repayments of debt of $101,216. In fiscal 2013, cash provided by financing activities resulted from proceeds from short-term borrowing of $448,000, less repayments of debt of $7,333.

For the six months ended May 31, 2014 and 2013, we had no capital expenditures. We do not expect to make equipment purchases in the remainder of fiscal 2014.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Our operating losses have been funded through the issuance of equity securities and borrowings. Management anticipates that we will be dependent, for the near future, on our ability to obtain additional capital to fund our operating expenses and anticipated growth. The report of our independent registered public accounting firm, included in our From 10-K for the year ended November 30, 2013 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

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

None

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 9, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

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