Form 10-Q
period 2014-08-31
PERVASIP CORP
filed 2014-11-14
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

As of November 13, 2014, the Company had 1,194,549,997 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31, 2014	November 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$7,244	$17,242
Marketable securities	69,120	—
Accounts receivable, net	23,222	67,919
Prepaid expenses and other current assets	15,548	26,123
Total current assets	115,134	111,284

Other assets	27,141	90,108
Total assets	$142,275	$201,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and other accrued liabilities	$2,143,997	$2,409,194
Accounts payable and other accrued liabilities – related party	466,406	303,454
Due to Pension Benefit Guaranty Corporation	1,987,255	1,914,392
Current portion of long-term debt	4,239,230	3,766,468
Related party debt	804,078	634,756
Derivative liabilities – current portion	1,145,345	362,389
Total current liabilities	10,786,311	9,390,653

Long-term debt, less current portion	—	13,660
Derivative liabilities – long term portion	—	1,309,955
Total liabilities	10,786,311	10,714,268

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 21,000,010 shares
authorized, 51 shares issued and outstanding	—	—
Common stock, $0.00001 par value; 8,978,999,990 shares
authorized, 1,007,549,997 and 799,549,997 shares issued and
outstanding in 2014 and 2013, respectively	10,076	7,996
Capital in excess of par value	41,521,933	41,215,776
Accumulated deficit	(52,177,228)	(51,737,831)
Accumulated other comprehensive income	1,183	1,183
Total stockholders’ deficit	(10,644,036)	(10,512,876)
Total liabilities and stockholders’ deficit	$142,275	$201,392

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
		(Restated)		(Restated)

Revenues	$478,593	$698,240	$27,578	$228,348

Costs and expenses:
Cost of services	268,590	318,419	31,101	107,347
Selling, general and administrative	909,876	1,227,722	187,813	411,342
Total costs and expenses	1,178,466	1,546,141	218,914	518,689

Loss from operations	(699,873)	(847,901)	(191,336)	(290,341)

Other income (expense):
Interest expense	(1,193,984)	(2,484,778)	(375,432)	(808,192)
Gain on troubled debt restructuring	—	2,714,461	—	—
Gain on sale of subsidiary	640,180	—	—	—
Gain on settlement of derivative liabilities	300,686	1,493,608	—	149,282
Gain (loss) on change in derivative liabilities	456,915	(68,855)	412,977	80,100
Other income (expense)	56,679	(150,000)	56,679	(150,000)
Total other income (expense)	260,476	1,504,436	94,224	(728,810)

Net income (loss)	$(439,397)	$656,535	$(97,112)	$(1,019,151)

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	967,371,815	556,328,538	1,007,549,997	729,759,164
Diluted	967,371,815	1,243,316,035	1,007,549,997	729,759,164

See accompanying notes to the unaudited consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31, 2014	August 31, 2013
Operating activities:		(Restated)
Net income (loss)	$(439,397)	$656,535
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	19,937	20,161
Change in fair value of marketable securities	(57,120)	—
Amortization of debt discount	744,406	2,575,610
Amortization of financing costs	67,069	43,529
Gain on troubled debt restructuring	—	(2,714,461)
Gain on sale of subsidiary	(640,180)	—
Gain on settlement of derivative liabilities	(300,686)	(1,493,608)
Change in fair value of derivative liabilities	(456,915)	68,855
Changes in operating assets and liabilities:
Accounts receivable	44,697	(2,850)
Marketable securities	(12,000)	—
Prepaid expenses and other current assets	10,575	(8,761)
Other assets	(4,102)	(95,338)
Accounts payable and accrued liabilities	455,089	239,192
Accounts payable and accrued liabilities – related party	294,199	1,140
Due to Pension Benefit Guaranty Corporation	72,863	69,325
Net cash used in operating activities	(201,565)	(640,671)

Cash flows from financing activities:
Proceeds from borrowings	354,575	602,000
Principal payments of debt	(163,008)	(36,034)
Proceeds from exercise of stock warrants	—	68,000
Net cash provided by financing activities	191,567	633,966

Decrease in cash and cash equivalents	(9,998)	(6,705)
Cash and cash equivalents at beginning of period	17,242	12,366
Cash and cash equivalents at the end of period	$7,244	$5,661
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$59,835	$7,182
Non-cash financing transactions:
Fair value of derivative liabilities to discount on debt	$230,836	$3,292,892
Conversion of accrued liabilities to debt	$249,190	$—
Conversion of debt to equity	$287,500	$1,291,878
Conversion of embedded derivative liabilities to equity	$300,920	$1,983,334

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes To Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2014, are not necessarily indicative of the results that may be expected for the year ended November 30, 2014. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2013.

During the nine months ended August 31, 2014, the Company sold a non-operating subsidiary for $100. In connection with the sale, the Company recorded a gain of $640,180, which represented the difference of the proceeds received and the net liabilities of the subsidiary that was sold.

For a summary of significant accounting policies (which have not changed from November 30, 2013), see the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.

Marketable securities

The Company classifies investments in equity securities bought and held primarily to be sold in the short term, that have readily determinable fair values, as trading securities. Unrealized holding gains and losses for trading securities are included in earnings.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its continuing operations in recent years and as of August 31, 2014, the Company has negative working capital of $10,671,177 and a stockholders’ deficit of $10,644,036. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity to pay off existing debt agreements, and to market its mobile VoIP app to increase revenues.

2.	Examine other businesses that it can incubate, own a percentage of or merge with so as to eliminate its stockholders’ deficit.

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

Note 3 – Recent Accounting Pronouncements and Accounting principles

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Note 4 – Major Customers

As of August 31, 2014, two customers accounted for 17% and 15% of the Company’s accounts receivable. At November 30, 2013, one customer constituted 57% of the Company’s accounts receivable.

During the nine-month and three-month periods ended August 31, 2014, one customer accounted for 26% and 11%, respectively, of the Company’s revenues. A second customer accounted for 29% and 2%, respectively, of the Company’s revenues. A third customer accounted for 6% and 17%, respectively, of the Company’s revenues.

During the nine-month and three-month periods ended August 31, 2013, one customer accounted for 38% of the Company’s revenues.

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

	Nine months ended August 31,		Three months ended August 31,
	2014	2013	2014	2013
Net income (loss) - basic	$(439,397)	$656,655	$(97,112)	$(1,019,151)
Interest expense – convertible notes	—	385,944	—	—
Net income (loss) - diluted	$(439,937)	$1,042,479	$(97,112)	$(1,019,151)

Weighted average common shares outstanding - basic	967,371,815	556,328,538	1,007,549,997	729,759,164
Effect of dilutive securities	—	686,887,497	—	—
Weighted average common shares outstanding – diluted	967,371,815	1,243,216,035	1,007,549,997	729,759,164

Earnings (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Earnings (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Approximately 9,540,651,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine-month period ended August 31, 2014 because the effect would be anti-dilutive. Approximately 9,540,651,000 shares and 10,165,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the three-month periods ended August 31, 2014 and 2013, respectively, because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine-month periods ended August 31, 2014 and 2013, the Company recorded $19,937 and $20,161, respectively, in stock-based compensation expense. As of August 31, 2014, there was $5,930 of unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At August 31, 2014 and November 30, 2013, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at August 31, 2014 and November 30, 2013 was $1,987,255 and $1,914,392, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the nine-month periods ended August 31, 2014 and 2013.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the nine or three-month periods ended August 31, 2014 and 2013. During the nine-month periods ended August 31, 2014 and 2013, the Company recorded interest expense of $72,863 and $69,325, respectively, in the pension obligation.

Note 9 – Debt

	August 31, 2014	November 30, 2013
Debt due to Laurus	$2,226,441	$2,108,498
Convertible debt due to Factor Fund	1,945,190	2,182,690
Convertible debt due to various lenders	395,750	243,250
Other short-term debt due to various lenders	161,182	248,592
Total debt	4,728,563	4,783,030
Less: current portion of long-term debt	4,239,230	3,766,468
Less: discount on debt	489,333	1,002,902
Total long-term debt	$—	$13,660

Debt due to Laurus

As of August 31, 2014 and November 30, 2013, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates thereof (“Laurus”), $2,226,441 and $2,108,498, respectively.  All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and has signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties have not fulfilled all of their terms of the agreements and $2,226,441 and $2,108,498 of debt remains due to Laurus at August 31, 2014 and November 30, 2013, respectively.

During the nine months ended August 31, 2013, the Company recorded a troubled debt restructuring gain of $2,714,461. The Company recorded this troubled debt restructuring gain as a result of debt forgiveness by Laurus in exchange for repayments of reduced amounts from other lenders.

Convertible debt due to Factor Fund

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. At November 30, 2013, the Fund still owed Laurus $100,000 in connection with the assignment agreement. After the Fund makes the last $100,000 payment owed to Laurus the existing liens on the Company’s assets will be transferred from Laurus to the Fund, and the remaining obligation the Company owes Laurus ($2,226,441 at August 31, 2014) will be reduced to $0.

During February 2013, the Company entered into a securities purchase agreement with the Fund pursuant to which the Company issued to the Fund (i) an amended convertible debenture in the principal amount of $1,000,000 (“Amended Note 1”) and (ii) a second amended convertible debenture in the principal balance of $1,000,000 (“Amended Note 2” and together with Amended Note 1, the “Amended Notes”).  The Amended Notes were sold to the Fund by the Company in exchange for the Fund’s assumption and payment of the Laurus assignment agreement (which required the Fund to make certain payments to Laurus), payment to the Company of $150,000, and the agreement to purchase and cancel an existing convertible debenture in the amount of approximately $35,000.

Absent earlier redemption, the Amended Notes mature on December 31, 2014.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the average of the five lowest days’ volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.  During the nine-month periods ending August 31, 2014 and 2013, the Fund converted $277,500 and $592,310 of principal into 203,000,000 shares and 279,958,599 shares of common stock of the Company, respectively.

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

The Amended Notes and New Note are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of security agreements executed by the Company and its subsidiaries in favor of the Fund.  In addition, the Company’s chief executive officer and former chief information officer pledged their combined voting control of the Company pursuant to a stock pledge agreement executed by the two officers in favor of the Fund, to further secure the Company’s obligations under the Amended Notes.  If an event of default occurs under the security agreement, the stock pledge agreement, the Amended Notes or the New Note, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.

In connection with the financings, the Company has agreed, so long as 25% of the principal amount of the financings are outstanding, to certain restrictive covenants, including, among others, that the Company will not declare or pay any dividends, issue any preferred stock that is subject to mandatory redemption prior to the one year anniversary of the maturity date as defined in the agreement, redeem any of its preferred stock or other equity interests, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, materially alter or change the scope of the Company’s business, incur any indebtedness except as defined in the agreement, or assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any other party’s obligations.  To secure the payment of all obligations to the lender, the Company entered into a Master Security Agreement that assigns and grants to the lender a continuing security interest and first lien on all of the assets of the Company and its subsidiaries. This lien will be satisfied and Laurus will release all of its collateral upon receipt of the remaining $100,000 due from the Fund.

During the nine-month periods ending August 31, 2014 and 2013, the Fund converted $277,500 and $592,310 of principal into 203,000,000 and 279,958,599 shares of common stock of the Company, respectively.

As of August 31, 2014 and November 30, 2013, the Company owed the Fund $1,945,190 and $2,182,690, respectively.

Convertible Debt due to various lenders

At August 31, 2014, convertible debt due to various lenders consisted of notes for $120,000, $98,000, $67,750, $40,000, $37,500 and $32,500, for a total of $395,750, all of which are classified as current obligations as they all mature within the next twelve months. Four of these six notes were outstanding at November 30, 2013. The $120,000 and the $32,500 notes were issued in the first quarter of fiscal 2014. The interest rates on these notes ranges from 0% to 12.75%.

Convertible debt with a fixed conversion rate

At August 31, 2014 and November 30, 2013, the Company owed a lender $138,000 in connection two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

During the nine-month period ended August 31, 2013, two notes totaling $31,000, previously owed to the CEO of the Company, were assigned to third parties and modified to be convertible debt with a conversion rate of $0.001 and $0.005 per common share and a 0% to 24% interest rate. The $31,000 of debt was converted into 11,000,000 shares of common stock of the Company. No conversions of debt with a fixed conversion rate occurred in the nine months ended August 31, 2014.

Convertible debt with a variable conversion rate issued for cash

During the nine months ended August 31, 2014, the Company received a total of $152,500 in cash from lenders for convertible debt. The convertible debt bears interest at 8% and is due between September and October 2104. The lenders can elect at any time to convert any portion of such debt into shares of common stock of the Company at discounts ranging from 30% to 42% of the market price of the common stock as defined in the agreements.

The conversion price of the $152,500 notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the notes was $163,714 at the issuance dates. The debt was recorded a debt discount of $152,102 and is amortized to interest expense over the term of the note. The variance to the fair value of $11,612 was recognized as an initial loss and recorded to change in fair value of derivative liabilities

During the nine month period ended August 31, 2013, the Company received $60,000 in cash from a lender for convertible debt. The convertible debt bears interest at 8% and was due between September and October 2013. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 42% of the market price of the Company’s common stock, as defined in the agreement.

The conversion price of the $60,000 notes was based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period.

Convertible debt with a variable conversion rate assigned to lenders

During the nine-month periods ended August 31, 2014 and 2013, no other debt with a variable conversion rate was assigned to a lender. At August 31, 2014 and November 30, 2014, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

Other short-term debt due to various lenders

During the nine months ended August 31, 2014 and 2013, the Company received $114,000 and $60,000, respectively from lenders in exchange for notes payable.

At August 31, 2014 and November 30, 2013, the Company owed various lenders $161,182 and $248,592, respectively. Cash payments were made on these notes of $163,008 and $36,034 during the nine months ended August 31, 2014 and 2013, respectively. Other short-term debt carries an interest rate of approximately 35% to 120% over the term of the loans. Certain of these notes are secured by assets of the Company. These notes are currently in default.

During the nine months ended August 31, 2014, the Company converted $287,500 of notes and the related derivative liability of $300,920 and recorded a gain on the settlement of derivative liabilities of $300,686.

During the nine months ended August 31, 2013, the Company converted $1,291,878 of notes and the related derivative liability of $1,983,334 and recorded a gain on the settlement of liabilities of $1,493,608.

Note 10 - Derivative Liabilities

The Company evaluated its convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for its convertible notes. The Company valued the embedded derivatives using the Black-Scholes valuation model.

Convertible debt with a variable conversion feature

In 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.15 years; (2) a computed volatility rate of 230%; (3) a discount rate of 1%; and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2013, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.33 to 1.33 years; (2) a computed volatility rate of 268%; (3) a discount rate of 1%; and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.33 years; (2) a computed volatility rate of 230%; (3) a discount rate of 1%; and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.33 years; (2) a computed volatility rate of 268%; (3) a discount rate of 1%; and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Tainted stock options and warrants

The Company also evaluated all outstanding warrants and options to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to settle the instruments with shares of the Company’s stock as the number of shares issuable cannot be estimated and could exceed the amount of authorized shares available to be issued by the Company. The Company valued the embedded derivatives within the stock options and warrants using the Black-Scholes valuation model.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 6.73 years; (2) a computed volatility rate of 230%; (3) a discount rate of 1%; and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.0 to 7.73 years; (2) a computed volatility rate of 268%; (3) a discount rate of 1%; and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the nine months ended August 31, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Exercise
	November 30,	securities during	derivative	of stock options/	Conversion of debt	Balance at August 31,
	2013	the period	liabilities	warrants	to equity	2014
Variable convertible debt	$1,467,182	$230,836	$(254,972)	$—	$(300,920)	$1,142,126
Tainted convertible debt	139,953	—	(139,879)	—	—	74
Tainted stock options	30,343	—	(27,480)	—	—	2,863
Tainted warrants	34,866	—	(34,584)		—	282
	$1,672,344	$230,837	$(456,916)	$—	$(300,920)	$1,145,345

Activity for embedded derivative instruments during the nine months ended August 31, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of		Conversion	Balance at
	November 30,	securities during	derivative	Debt	of debt	August 31,
	2012	the period	liabilities	Retirement	to equity	2013
Variable convertible debt	$361,760	$3,292,892	$(122,185)	210,107	$(1,730,109)	$1,592,251
Tainted convertible debt	264,189	—	208,615	—	(253,225)	219,579
Tainted stock options	49,483	—	(27,711)	—	—	21,772
Tainted warrants	27,973	—	10,136	—	—	38,109
	$703,405	$3,292,892	$68,855	210,107	$(1,983,334)	$1,871,711

Note 11 – Income Taxes

At August 30, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27,500,000 that expire in the years 2014 through 2034. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 12 – Stockholders’ Equity

As discussed in Note 9, we entered into various transactions where we issued convertible notes to third parties in exchange for existing notes payable with various lenders. Such convertible notes allowed the new debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, in the nine-month period ended August 31, 2014, $277,500 of principal was converted into 203,000,000 shares of common stock, which was valued at $278,800 at the time of conversion. Also during the first quarter of 2014, the Company settled an outstanding debt payable to its chief executive officer of $10,565 for 5,000,000 shares of common stock, which was valued at $9,500 at the time of the conversion, resulting in a gain of $1,065.

Effective April 4, 2014, the Company changed the par value of its common stock from $0.001 to $0.00001 per share and increased its authorized shares of common stock from 1,500,000,000 to 8,978,999,990. All prior period amounts have been adjusted to reflect this change.

Note 13 – Related Party Transactions

In connection with software development costs, we paid fees to a third-party intellectual property development firm (the “Consultant”) for the nine-month periods ended August 31, 2014 and 2013, of $121,500 and $143,500, respectively, and $25,500 and $48,000 for the three-month periods ended August 31, 2014 and 2013 respectively. One of our officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

During the nine months ended August 31, 2014, the Company borrowed $48,075 from its Chief Executive Officer. The debt is payable on demand and bears an annual interest rate of 24%.

At August 31, 2014 and November 30, 2013, we owed our chief executive officer $1,270,484 and $938,210, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first nine months of fiscal 2014, the Company settled an outstanding debt payable to the chief executive officer of $10,565 for 5,000,000 shares of common stock, which was valued at $9,500 at the time of the conversion, resulting in a gain of $1,065. No such transaction occurred during the first nine months of fiscal 2013.

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

Valuation Hierarchy

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 and November 30, 2013, classified in the three classifications described above:

The marketable securities include equity securities measured at fair value using the quoted market prices in active markets at the reporting date. These measurements are classified as Level 1 within the fair value of hierarchy

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)
August 31, 2014

Marketable securities	$69,120	$69,120	—	—
Derivative liability	$(1,145,345)	—	$(1,145,345)	—

November 30, 2013

Derivative liability	$(1,672,344)	—	$(1,672,344)	—

Note 15 – Restatement

During 2014, the Company determined that it should have recorded and valued tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued financial statements for the nine and three-month periods ended August 31, 2013. The restatement resulted in a gain of $656,535 for the nine-month period ended August 31, 2013, or a decrease of $658,013, as compared to a gain of $1,314,548 that had previously been reported, and a loss of $1,019,151 for the three-month period ended August 31, 2013, or a decrease $457,466, as compared to a loss of $561,685 that had previously been reported.

The Company restated its consolidated financial statements as of and for the nine months ended August 31, 2013 as follows:

	Nine Months Ended August 31, 2013

	As Originally Reported	Adjustments		As Restated
Interest expense	$587,856	$1,896,922	(1)	$2,484,778
(Gain) loss on settlement of liabilities	—	(1,493,608)	(3)	(1,493,608)
(Gain) loss on value of derivative liabilities	(185,844)	254,699	(2)	68,855
Other income	2,162,449	(658,013)		1,504,436
Net income	1,314,548	(658,013)		656,535

Adjustments to consolidated financial statements:

(1)	To record debt discount on convertible debentures.
(2)	To record derivative liabilities for tainted options and warrants.
(3)	To record gain on the settlement of derivative liabilities.

The Company restated its consolidated financial statements as of and for the three months ended August 31, 2013 as follows:

	Three Months August 31, 2013

	As Originally Reported	Adjustments		As Restated
Interest expense	$181,522	$626,670	(1)	$808,192
(Gain) loss on settlement of liabilities	—	(149,282)	(3)	(149,282)
(Gain) loss on value of derivative liabilities	(60,178)	(19,922)	(2)	(80,100)
Other income	(271,344)	(457,466)		(728,810)
Net income	(561,685)	(457,466)		(1,019,151)

Adjustments to consolidated financial statements:

(1)	To record debt discount on convertible debentures.
(2)	To record derivative liabilities for tainted options and warrants.
(3)	To record gain on the settlement of derivative liabilities.

Note 16 - Subsequent Events

Sale of assets and liabilities of a wholly-owned subsidiary of the Company

On September 30, 2014, a wholly-owned subsidiary of the Company entered into a contract of sale to transfer certain assets and liabilities, including a copy of internally developed mobile content delivery software to Vaxstar LLC (the “Buyer”). The Buyer simultaneously assigned the contract of sale to Valuesetters, Inc. (the “Assignee”).

The Buyer agreed to pay the Company 40,000,000 shares of common stock, par value $0.001, of the Assignee. If annual revenues in the second year of operations of the business exceed $1,000,000, the Company will receive an additional 9,900,000 shares of Assignee’s common stock.

The Company and the Assignee signed a license agreement that allows the Company a non-exclusive right to use the software. In addition, the Company agreed to become a wholesale customer of the Assignee, and the Assignee agreed to provide technical and customer support services for the Company’s customers.

Debt matters

On September 4, 2014, a lender converted $5,025 of debt into 50,250,000 shares of common stock.

On September 8, 2014, a default judgment in the amount of $70,000 was filed in Nassau County New York against the Company for failure to pay promissory notes owed to a lender.

On September 11, 2014, a lender converted $2,190 of debt into 36,500,000 shares of common stock.

On September 11, 2014, Factor Fund converted $10,000 of debt into 50,000,000 shares of common stock.

On September 23, 2014, the Company issued its CEO one share of Series E Preferred Stock for the conversion of a note and accrued interest of $14,721. The Series E Preferred Stock provides a voting right of 4 times the value of the total number of common stock issued and outstanding at the time of voting. As a result, the shareholder of the Series E Preferred share has voting control of the company.

On October 6, 2014, a lender converted $3,015 of debt into 50,250,000 shares of common stock.

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

Overview

We are a provider of video and voice over Internet Protocol, or VoIP, telephony services.  The nature of our technology is cloud-based computing, and therefore our target market is not limited to our physical presence in the United States.  In particular, we have transformed our VoIP service to a downloadable digital product, which coupled with a fully-automated back office, allows us to sell our voice, video and messaging services instantly to a large variety of mobile devices around the world.

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

A paid subscriber is able to download, over an Internet connection, a real telephone number that allows the subscriber to make or receive a low-cost mobile telephone call to any person on the public switched telephone network (the “PSTN”). We currently offer telephone numbers from 57 countries to be downloaded to a subscriber’s Android phone or tablet.

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

Plan of Operation

To enhance our ability to raise capital and decrease our fixed overhead costs, on September 30, 2014, we sold our technology to Valuesetters, Inc., (the “Buyer”) The Buyer assumed approximately $51,000 in monthly recurring fixed overhead costs, including rental costs of a collocation facility and salaries, and took most of our customer base. As part of the transaction, we retained ownership of a copy of our VoIP software and became a wholesale customer of the Buyer. Consequently, we continue to offer all the services that we offered prior to the sale on September 30, 2014, but we pay for customer support services and VoIP services on a variable cost basis, which eliminates a significant portion of our monthly cash requirements..

In addition to Internet marketing to sell our product, we plan to approach various companies that have the potential to distribute our VoIP product, such as IPTV companies, who have established customer bases with Internet usage.

Results of Operations

For the Nine Months Ended August 31, 2014 Compared to the Nine Months Ended August 31, 2013

Our revenue for the nine-month period ended August 31, 2014 decreased by $219,647, or 31%, to $478,593, as compared to $698,240 reported for the nine-month period ended August 31, 2013. The decrease in revenues was mainly due to the decease in business from our two largest wholesale customers during the third quarter of 2014.  The revenue decrease forced us to make personnel cuts during the third quarter, and in the fourth quarter we sold most of our customers in a transaction that shifted approximately $51,000 in monthly recurring costs to a third party in exchange for shares of stock with a market value of $440,000 at closing. Given the large addressable market for mobile apps and the advantages that our mobile app offers consumers for low-cost calling, and free text messaging, voice and video calls to other app users, we plan to focus on the mobile app product in the fourth quarter and work to rebuild our business with a lower overhead cost structure.

For the nine-month period ended August 31, 2014, our gross profit amounted to $210,003, which was a decrease of $169,818 from the gross profit of $379,821 reported in the nine-month period ended August 31, 2013. The reduction in gross profit is attributable to the reduction of revenue for the period.

Selling, general and administrative expenses decreased by $317,846, or 26%, to $909,876 for the nine-month period ended August 31, 2014 from $1,227,722 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost that we implemented in conjunction with our decrease in sales.

As a result of the reduction in our selling, general and administrative expenses, our loss from operations for the nine-month period ended August 31, 2014 decreased by $148,028 to $699,873 from $847,901 reported in the prior fiscal period. However, significant non-operating income and expenses impact our results, thus:

  Interest expense decreased by $1,290,794 to $1,193,984 for the nine-month period ended August 31, 2014 as compared to $2,484,778 for the prior fiscal period.  The decrease in interest expense is attributable to large borrowings in fiscal 2013 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in significant amounts of amortization of debt discount.

  For the nine-month period ended August 31, 2014, we reported no gain on troubled debt restructuring as compared to a gain on troubled debt restructuring of $2,714,461 for the nine-month period ended August 31, 2013. The gain was the result of a one-time transaction negotiated with a lender.

  For the nine-month period ended August 31, 2014, we reported a gain of $640,180 on the sale of a subsidiary. No such gain was reported in the prior fiscal period.

  For the nine-month period ended August 31, 2014, we reported a gain on the settlement of liabilities of $300,686, as compared to a gain of $1,493,608 reported in the prior fiscal period. Each instance of a liability settlement is contingent upon the terms that we can negotiate for a particular transaction.

  For the nine-month period ended August 31, 2014, we reported other income of $56,679, as compared to other expense of $150,000 reported in the prior fiscal period. Other income consisted of an unrealized gain on the increased value of trading securities. Other expense consisted of a miscellaneous financing fee.

  For the nine-month period ended August 31, 2014, we had a gain on the change in value of derivative liabilities of $456,915, as compared to a loss of $68,855 for the nine-month period ended August 31, 2013. Any change in the market value of derivative liabilities is contingent on the market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the nine-month period ended August 31, 2014, then, was a net loss of $439,397, compared to net income of $656,535 recorded in the prior-year fiscal period. In fiscal 2013, the net income occurred only because the noncash gain we realized though the restructuring and settlement of our debt exceeded the losses we incurred from the remainder of our business.

For the Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2014

Our revenue for the three-month period ended August 31, 2014 decreased by $200,770, or 88%, to $27,578, as compared to $228,348 reported for the three-month period ended August 31, 2013. The decrease in revenues was mainly due to the loss of almost all revenues from our two largest wholesale customers. Traffic from our wholesale customers, who use multiple service providers, has been more erratic than in prior years and one customer who billed approximately $52,000 in revenues in the month of May only billed $5,000 for the entire third quarter. A second wholesale customer that has billed approximately $134,000 year-to-date is now billing less than $100 a month.

For the three-month period ended August 31, 2014, our gross loss amounted to $3,523, which was a decrease of $124,524 from the gross profit of $121,001 reported in the three-month period ended August 31, 2013. The reduction in gross profit is attributable to the decrease in our wholesale business.

Selling, general and administrative expenses decreased by $223,529, or 54%, to $187,813 for the three-month period ended August 31, 2014 from $411,342 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost and other cost cutting associated with the decrease in our wholesale business.

Our loss from operations for the three-month period ended August 31, 2014 increased by $99,055 to $191,336 from $290,341 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

  Interest expense decreased by $432,760 to $375,432 for the three-month period ended August 31, 2014 as compared to $808,192 for the prior-year fiscal period.  The decrease in interest expense is attributable to less debt outstanding and large borrowings in fiscal 2013 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in significant amounts of amortization of debt discount.

  For the three-month period ended August 31, 2013, we reported a gain on settlement of liabilities of $149,282, as compared to no transactions reported in the three-month period ended August 31, 2014. Each instance of a liability settlement is contingent upon the terms we can negotiate for a particular transaction.

  For the three-month period ended August 31, 2014, we reported other income of $56,679, as compared to other expense of $150,000 reported in the prior fiscal period. Other income consisted of an unrealized gain on the increased value of trading securities and the collection of a debt that had previously been written off. Other expense consisted of a miscellaneous financing fee.

  For the three-month period ended August 31, 2014, we had a gain from the change in the valuation of derivative liabilities of $412,997, as compared to a gain of $80,100 for the period three-month period ended August 31, 2013. The gains in both fiscal periods are due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the three-month period ended August 31, 2014 was a net loss $97,112, compared to a net loss of $1,109,151 recorded in the prior-year fiscal period.

Liquidity and Capital Resources

At August 31, 2014, we had cash and cash equivalents of $7,244 and negative working capital of $10,671,177.

Operating activities for the nine months ended August 31, 2014 used $201,565 of cash, consisting principally of operating losses of $439,397, offset by approximately $624,000 in non-cash income statement charges and approximately $862,000 in changes in operating assets and liabilities. Operating results for the nine months ended August 31, 2013 used $640,671 of cash, consisting principally of net income of $656,535 offset by approximately $1,784,000 in non-cash income statement charges and approximately $200,000 in changes in operating assets and liabilities.

Net cash provided by financing activities aggregated $191,567 and $633,966 in the nine-month periods ended August 31, 2014 and 2013, respectively. In fiscal 2014, cash provided by financing activities resulted from proceeds from short-term borrowings of $354,575, less repayments of debt of $163,008. In fiscal 2013, cash provided by financing activities resulted from proceeds from short-term borrowing of $602,000 and proceeds of $68,000 from the sale of warrants, less repayments of debt of $36,034.

For the nine months ended August 31, 2014 and 2013, we had no capital expenditures. We do not expect to make equipment purchases in the remainder of fiscal 2014.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Our operating losses have been funded through the issuance of equity securities and borrowings. Management anticipates that we will be dependent, for the near future, on our ability to obtain additional capital to fund our operating expenses and anticipated growth. The report of our independent registered public accounting firm, included in our Form 10-K for the year ended November 30, 2013 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

Although we have improved our balance sheet with transactions to settle our debt, we continue to have liabilities in excess of our assets.  We are working to settle our remaining liabilities and to raise cash to support our operating loss, and we continually consider a variety of possible sources.  In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  If we are unable to generate sufficient revenues or raise additional capital, our operations will terminate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 9 and Note 16 of the consolidated financial statements, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On September 12, 2014, the Company’s board of directors approved the issuance of one share of Series E Preferred Stock to the Company’s Chief Executive Officer. The total aggregate issued shares of Series E Preferred Stock at any given time, regardless of their number, shall have voting rights equal to four times the sum of i) the total number of shares of common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series A, Series B, Series C, Series D, Series F, Series G Preferred Stocks which are issued and outstanding at the time of voting. As a result, the holders of the Series E Preferred Stock have voting control of the company.

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

PERVASIP CORP.

Date: November 13, 2014	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)