Form 10-K
period 2014-11-30
PERVASIP CORP
filed 2015-05-01
CIK 90721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on May 31, 2014, was $784,235.

As of April 24, 2015, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 4,324,059,321.

Documents Incorporated By Reference: None.

ii

iii

Special Note Regarding Forward-Looking Statements

Included in this Form 10-K are “forward-looking” statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.  Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.  Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	The availability of additional funds to successfully pursue our business plan;
●	The cooperation of our lenders;
●	The cooperation of industry service partners that have signed agreements with us;
●	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
●	The impact of changes in federal and state laws impacting the industries in which we operate;
●	Our ability to comply with provisions of our financing agreements;
●	The highly competitive nature of cloud-based products;
●	The acceptance of cloud-based technologies by mainstream consumers;
●	Our ability to retain key personnel;
●	Our ability to maintain adequate customer care and manage our churn rate;
●	The impact of adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes, fees and penalties;
●	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
●	Our ability to manage rapid growth while maintaining adequate controls and procedures;
●	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
●	The decrease in prices to consumers brought about by intense competition in cloud-based products; and
●	General economic conditions.

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

PART I

In this Annual Report on Form 10-K, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us” and “our.”

Item 1.  Business.

Overview

We develop and deliver cloud-based technologies to emerging markets. We have operated over the past 10 years as a provider of video and voice over Internet Protocol, or VoIP, telephony services.  The nature of our technology is cloud-based computing, and therefore our target market is not limited to our physical presence in the United States.  In particular, we have transformed our VoIP service to a downloadable digital product, which coupled with a fully-automated back office, allows us to sell our voice, video and messaging services instantly to a large variety of mobile devices around the world.

We built a cloud-based VoIP business, and sold most of this business on September 30, 2014, to Vaxstar LLC, (“Vaxstar”) a company whose chief executive officer was our former chief information officer and member of our board of directors until September 15, 2014.   This transaction allowed us to continue to own the technology that we had developed, while transferring the bulk of our fixed operating costs to another entity. Vaxstar simultaneously sold the business to Valuesetters, Inc. (“Valuesetters”) and Valuesetters signed a licensing agreement with us that allows us to operate as a cloud-based VoIP service provider on a variable cost basis. A percentage of each sales dollar that we earn is used to pay Valuesetters for all our operating costs, including technical support, billing, customer services and termination fees to carriers.

In March 2015, we completed an acquisition of a cloud-based indoor agricultural company, Canalytix LLC (“Canalytix”). We are in the final stages of negotiating to purchase additional companies that we believe will be complementary to the Canalytix acquisition, with a view towards consolidating a meaningful asset base and presence in emerging agricultural markets, both in Denver and elsewhere.

Development of Business

We were incorporated in the State of New York in 1964 under the name Sirco Products Co. Inc. and developed a line of high-quality handbags, totes, luggage and sport bags.  In 1998 we began reselling telephone services and in 1999, we divested our handbag and luggage operations, and focused entirely on telephone operations.

In 2000, we began developing telecom software products and in 2004 we started to build our own IP telephone network. In December 2007, we changed our name to Pervasip Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” and our intention is to be known as a pervasive Internet Protocol (“IP”) company with cloud-based technology that gives us a ubiquitous global presence.

Our initial IP telephone efforts focused on providing wholesale digital voice services to other carriers.  As a wholesaler, we enabled broadband service providers to sell a voice product to their existing customers before a retail VoIP company approached the broadband service provider’s customer with its voice product.  Our wholesale customers had a geographical reach that was limited to the area that their broadband served. We began selling directly to individual consumers, who used our voice services over a fixed broadband connection. With the rapid advances in mobile devices and inexpensive mobile data plans, we took our cloud-based technology and made it available to an addressable market of billions of consumers by creating a mobile application for mobile Android and Apple devices.

We plan to continue to pursue cloud-based businesses, with low fixed overhead, in emerging growth markets. Consequently, we purchased Canalytix, which provides advanced analytics through an integrated cloud-based platform that allows users to monitor and control greenhouse facilities through the cloud, including real-time data on energy usage, HVAC systems, lighting and costs. Canalytix is positioning its offering to meet the specific needs of indoor grow facilities, and the company has allied itself with a Denver-based distributer of hydroponic equipment to integrate and provide the Canalytix technology to existing clients.

Available Information

We maintain a corporate website with the address http://www.pervasip.com.  Additional information about our indoor agricultural products is available at www.canalytix.com and www.noveda.com.  We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

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

Industry Background

Cloud-based applications and technologies are evolving at a rapid pace and we believe that this trend will continue to grow and develop over the next several years. Working in the cloud can vastly benefit all types of businesses. Cloud computing is extremely cost efficient to use, maintain and upgrade. Our cloud-based applications offer services at cheaper rates than many of our competitors, and we can offer our applications on a one-time payment or a pay-as-you-go options. We can automatically update and improve our software without interrupting services to our customers and without the costs of shipping a physical product. Our applications are easy to access and provide significant amounts of data to our customers.

An important benefit that a cloud-based company offers its customers, is the ability to use existing infrastructure, as a shared service, so that the customer can avoid the cost and installation time associated with capital expenditures. Because multiple users share cloud-based resources, and because companies like ours can dynamically reallocate resources based upon demand, cloud-based providers can sell services at a low cost and allow their customers to focus on business operations instead of building business infrastructure.

Business Strategy

Our objective is to provide reliable, scalable and profitable worldwide cloud-based services with unmatched quality by utilizing our software technologies to deliver innovative mobile offerings at competitive prices.  We intend to bring the best possible cloud-based products and services, at an affordable price, to businesses and residential consumers and enhance the ways in which these customers connect, communicate and collaborate with each other on a worldwide basis. We want to be known for our high quality of service, robust features and ability to deliver any new product to a business customer or a web store without delay.

Specific strategies to accomplish this objective include:

Mobile VoIP – Mobility has become central to our growth plan.  Consequently, our IP technology includes a mobile content platform that has the ability to deliver high-quality voice, messaging and video communication, across wireless data networks.  We are offering our mobile VoIP product, as a downloadable application, on several web sites, including the Google Play and iTunes application stores.  We primarily market it as a second line on a consumer’s mobile device, although customers can also use an Internet tablet and our mobile VoIP as their only telephone line.  We believe that as consumers adopt mobile VoIP and transition away from the circuit-switched networks now in use, consumers will find that having a second and third phone line on their mobile devices will be helpful to distinguish between business and personal calls.  Also, a second or third phone line becomes very useful to people who do not want to give out their permanent mobile phone number to someone they have recently met.  Our mobile VoIP application comes with its own voice mail account so the customer can have a second phone line with a professional voice mail message or a personal voice mail greeting, depending on the preferences of the customer.

Canalytix – We plan to develop and market energy and resource technologies and products, and we are currently focused on doing so for indoor plant growth clients in the Colorado and other qualified markets. Canalytix holds exclusive distribution rights to technology developed by Noveda Technologies, Inc., in hydroponic and other indoor plant growth applications. Noveda is an innovative leader in real-time, web-based energy and water monitoring. Noveda’s patented software as a service (SaaS) solutions help reduce energy and water usage, optimize performance of renewable energy systems, and reduce the carbon footprint for customers across commercial, retail, industrial, government, education, and utility sectors. Noveda also offers real-time collaboration tools that leverage social media to educate and empower stakeholder communities and make the smart grid a reality today.

 Competition

The cloud-based technologies industry is highly competitive and the market for enhanced Internet and cloud-based communications services is new and rapidly evolving.  We believe the primary competitive factors that will determine our success in the Internet and cloud-based communications market are:

●	Quality of service;
●	Responsive customer care services;
●	Pricing levels and policies;
●	Quality of data service, provided by wireless telephone companies, over which our applications run;
●	Bundled service offerings;
●	Innovative features;
●	Ease of use;
●	Accurate billing;
●	Brand recognition; and
●	Quality of mobile devices or other customer premises equipment supported by us and used by our customer.

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

We anticipate that competition also will come from several traditional communications companies, including industry leaders, such as Verizon Communications Inc., AT&T Inc., and Deutsche Telekom AG, as well as established broadband services providers, such as Comcast Corporation and Cablevision Inc.  These companies provide cloud-based applications and IP communications services in both the United States and internationally.  All of these competitors are significantly larger than we are and have:

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

Major Customer

In fiscal 2014 and 2013, we had one customer that accounted for 27% and 36% of our revenues, respectively. We also had a customer that accounted for 24% of our revenues in fiscal 2014. These two customers were part of the assets we sold on September 30, 2014. At November 30, 2013, one customer, Global Connect LLC, constituted 48% of our accounts receivable.

Government Regulation

The Federal Communications Commission (“FCC”) has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum. Beginning on September 30, 2014, we are a wholesale customer of an interconnected VoIP carrier, and the bulk of the FCC regulations apply to Valuesetters, from which we purchase our interconnection services.

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

Other action by the FCC has expanded the possibility that digital voice services may also subject to state regulation, which will likely lead to higher costs and reduce some of the competitive advantage digital voice services hold over traditional telecommunications services.

Some state and local regulatory authorities believe they retain jurisdiction to regulate the provision of, and impose taxes, fees and surcharges on, intrastate Internet and VoIP telephony services, and have attempted to impose such taxes, fees and surcharges, such as a fee for providing E-911 service. Rulings by the state commissions on the regulatory considerations affecting Internet and IP services could affect our operations and revenues, and we cannot predict the extent to which state commissions will be permitted to regulate the cloud-based communications services for phone lines that are in addition to a consumer’s primary wireless line.

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

The regulatory treatment of Internet and Internet-based services outside of the United States varies widely from country to country. A number of countries may prohibit cloud-based applications, such as IP telephony, while other countries expressly permit but regulate Internet and IP telephony. Some countries evaluate proposed cloud-based service on a case-by-case basis to determine whether any regulation is necessary. Finally, in many countries neither Internet nor IP telephony have been addressed by legislation or regulatory action as of the date of this filing. Although we strive to comply with applicable international IP telephony regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

As we make our services available in foreign countries, and as we facilitate sales by network partners to end-users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of Internet communication services, or for the operation of communications networks.  It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business in those countries. Failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may adversely affect our business. In addition, we cannot predict how a regulatory or policy change of a particular country might affect the provision of our services.

Our network partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations or cease providing services or conducting their business as conducted in that country. We cannot be certain that our network partners either are currently in compliance with any such requirements, will be able to comply with any such requirements, and/or will continue in compliance with any such requirements.

Employees

As of April 24, 2015 we had 2 full-time and 3 part-time employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

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

We have a history of significant, recurring losses from operations, and we may continue to incur significant losses for the foreseeable future. We reported net operating losses of $850,576 in fiscal 2014 and $1,240,476 in fiscal 2013. As of November 30, 2014, our accumulated deficit was $51,764,832. Our revenues may not grow or even continue at their current level. Going forward, we will need to increase our revenues and/or lower our current cost structure to reach profitability. If our revenues do not increase and/or if we are unable to reduce our expenses, we will not be able to reach profitability. We cannot assure you that we will be able to reach profitability on a quarterly or annual basis in the future.  These factors raise substantial doubt about our ability to continue as a going concern.

We need additional capital to continue our operations.

We sustained significant operating losses in the past 10 years as we have built our cloud-based technology and business. It has used all our cash and forced us to raise capital to pay our bills.  As of November 30, 2014, we had negative working capital of approximately $9.4 million and negative stockholders’ equity of approximately $9.4 million. We believe it is probable that we will continue to experience losses and increased negative working capital and negative stockholders’ equity in the near future, and that we will not be able to achieve positive cash flow before we require additional capital.

If we are unable to pay our trade creditors, we may be unable to carry on or business.

Our accounts payable and accrued expenses totaled $1,966,224 at November 30, 2014. Among the creditors to whom we owe money are enterprises that provide important support for our business operations. If we continue to be unable to pay those creditors on a current basis, they may become unwilling to provide services to us. Given our poor record of paying our creditors, replacement vendors could demand deposits, which we might be unable to pay. Some combination of these events, if they occurred, could cause a termination of our business operations.

We sold our major customers, and retained only ten small customers in exchange for shares in a publicly traded company.

In 2014, two customers accounted for more than half our annual gross revenues, and in order to eliminate fixed overhead costs, we sold these customers and a large portion of our VoIP business on September 30, 2014 in exchange for 40 million shares of Valuesetters. (USOTC:VSTR). In order to rebuild our revenues and achieve our current business strategy, we need to raise additional funds through the sale of the VSTR stock, or through the sales of debt or equity. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Intense competition could reduce our market share and decrease our revenue.

Cloud-based technologies are a highly competitive field. We face intense competition from other Internet-based companies.

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

We also compete against established alternative, well-capitalized Internet companies that have recently launched or plan to launch cloud-enabled services. Some of these service providers may choose to sacrifice revenue in order to gain market share by offering their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would affect our profitability.

We also are subject to the risk that new technologies may be developed that are able to deliver competing services at lower prices, better or more conveniently. Future competition from new technologies could have a material adverse effect on our growth and operating results.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. Although we have designed our network to reduce the possibility of disruptions or other outages, our systems and those that connect to our network are subject to damage or interruption from natural disasters, power loss, communications failure, hardware or software malfunction, network failures, physical or electronic break-ins, sabotage, computer viruses, intentional acts of terrorism or vandalism and other events that may be or may not be beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy Internet failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

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

We cannot assure you that the steps we have taken to protect our property rights will prevent misappropriation of our technology. To protect our rights to our intellectual property, we rely on a combination of trade secrets, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We may be unable to detect inappropriate use of our technology. Further, much of the code we wrote is open-source code and others may seek to use our code for their own purposes and alter our code to their advantage. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending any technology rights could result in significant financial expenses and managerial resources.

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

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our mobile application that we provide to customers, software or facilities and overloading of our network. Customers may experience periodic delays of service caused by the industry transition to this new Internet Protocol. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions have also impaired our ability at times to sign-up new customers and the ability of customers to manage their accounts. If service interruptions or other outages adversely affect the perceived reliability of our telephony service or customer service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

In addition, we utilize Internet-based or “cloud” computing services in connection with our business operations. Any disruption to the Internet or to our third-party Web hosting or cloud computing providers, including technological or business-related disruptions, could adversely impact the experience of our customers and have adverse effects on our operations. In addition, fires, floods, earthquakes, power losses, telecommunications failures, and similar "Acts of God" could damage these systems and hardware or cause them to fail completely. We do not maintain entirely redundant systems, thus such an event could result in downtime for our operations and could adversely affect our business.

Our services are subject to regulation, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

We seek to comply with all applicable regulatory requirements. We could, however, be subject to regulatory enforcement action if a regulator does not believe that we are complying with applicable regulations.

The regulatory framework for cloud-based service is still evolving and it is possible that we could be subject to additional regulatory obligations and/or existing regulatory obligations could be modified or expanded. The effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

We could be liable for breaches of security on our web site, fraudulent activities of our users, or the failure of third party vendors to deliver credit card transaction processing services.

A fundamental requirement for operating an Internet-based, worldwide communications service, and electronically billing our customers, is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results. The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third party providers to process and guarantee payments made by our subscribers, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.

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

As a provider of cloud-based services, our services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks or other malicious acts including, but not limited to, cyberattacks. Should any of these events occur and interfere with our ability to operate our network even for a limited period of time, we could incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers. Any of these events could have a material adverse impact on our business.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

We leverage the infrastructure of third party network service providers to provide telephone numbers, call termination and origination services on the public switch telephone network “PSTN,” and local number portability for our customers rather than deploying our own network. This decision has resulted in lower capital and operating costs for our business in the short term but has reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service could have a material adverse effect on our business, financial condition or operating results.

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

Our ability to provide our VoIP application service and manage related customer accounts is dependent upon third-party facilities, equipment and systems, the failure of which could cause delays of or interruptions to our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition.

Our success depends on our ability to provide quality and reliable cloud-based applications, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike services that are run entirely on in-house infrastructure, our cloud-based services require our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. Alternatively, our wireless customers require a mobile device and a wireless Internet connection. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service, battery charge or electrical power supply, that customer will be unable to utilize our services.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Many of the key responsibilities of our business have been assigned to a small number of individuals, some of whom are not employees. Our future success depends to a considerable degree on the vision, skills, experience, and effort of these individuals.

The development and marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of key individuals who have critical industry experience and relationships that we rely on to implement our business plan. None of our key individuals are bound by employment agreements or contracts for any specific term. The loss of the services of any of our key individuals could delay the development and introduction of, and negatively impact our ability to sell our services and seriously harm our business, financial condition or operating results.

The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business.

We have entered into a Securities Purchase Agreement with our principal creditor, which limits our ability to issue common stock, preferred stock and debt. The agreement contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

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

Several third-party investors currently hold convertible debentures that allow them to convert into shares of our common stock as a form of debt payment at conversion prices that are formula based that approximate a 30% to 60% discount to the trading price of our common stock. At November 30, 2014, the balance of the convertible debentures outstanding payable to convertible debenture holders amounted to $2,572,980. Due to the fact that our debts substantially exceed our assets, the existence of the convertible debentures exerts a downward pressure on our stock price. In particular, when our primary lender converts the debt into shares of our common stock and resells those shares into the market, the result is often a reduction in the market price of our common stock. Until we are able to replace the convertible debentures with debt or equity financing that does not exert a continuing pressure on the market price of our common stock, the market price will continue to be volatile, and investors in our stock will bear a significant risk of reductions in the market value of our common stock.

 Our Series E preferred shareholder has voting control of our common stock and has the ability to exercise control over all matters submitted to a stockholder vote.

Our Chief Executive Officer currently owns all of our Series E Preferred Stock. The holders of the Series E Preferred Stock hold at least 51% of the voting power at any meeting of our shareholders or if shareholder consents are collected. Chief Executive Officer, therefore, is able to control the outcome of any matter submitted to the shareholders for approval, which would include the election of directors, recapitalizations, mergers or other significant corporate transactions.

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

The following table sets forth pertinent facts concerning our office leases as of April 24, 2015

Location	Use	Approximate Square Feet	Annual Rent
430 North Street White Plains, NY 10605	Office	650	$8,700

The lease for our office space in White Plains, NY is $725 per month and is renewable annually.   We maintain one employee at this location. In addition to office space we rent a server room and storage space at this facility.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTC Pink marketplace under the symbol PVSP.  Until May 1, 2014, it was listed for quotation on the OTCQB. The high and low quoted closing price for each quarterly period of our last two fiscal years are listed below:

The following table sets forth the high and low trade information for our common stock for each quarter during the past two fiscal years.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High Price	Low Price
1st Quarter 2013	$0.0094	$0.0017
2nd Quarter 2013	$0.0075	$0.0017
3rd Quarter 2013	$0.0049	$0.0019
4th Quarter 2013	$0.0039	$0.0019
1st Quarter 2014	$0.0024	$0.0008
2nd Quarter 2014	$0.0016	$0.0006
3rd Quarter 2014	$0.0008	$0.0002
4th Quarter 2014	$0.0003	$0.0001

Recent Issuances of Unregistered Securities

None

(b) Holders

As of April 24, 2015, a total of 4,324,059,321 shares of the Company’s common stock were outstanding, held by approximately 329 shareholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of November 30, 2014, with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Restricted Stock Plan(1)	-		40,000
2007 Equity Incentive Plan (2)	-		152,500
2010 Equity Incentive Plan (2)	-	-	24,650,253
Subtotal	-		24,842,753

Equity compensation plans not approved by security holders:

Employee stock options	10,000,000	$.005	-
2004 Equity Incentive Plan (2)	-	-	19,000
2009 Equity Incentive Plan (2)	-	-	171,000
2011 Equity Incentive Plan (2)	7,800,000	.013	12,200,000
Subtotal	17,800,000		12,390,000

Total	17,800,000		37,232,753

___________________________

(1)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(2)	Our 2004, 2007, 2009, 2010 and 2011 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

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

Overview

We develop and deliver cloud-based technologies to emerging markets. We have historically focused on providing cloud-based video and voice over Internet Protocol, or VoIP, telephony services that connect people through broadband devices worldwide.  We began our Internet communications services by selling VoIP over a fixed broadband connection.  Over the past two years we leveraged our technology to offer services and applications for mobile devices, such as smart phones and tablets.  In 2011 we introduced mobile applications that allow free calling and messaging between users who have the application, as well as low-cost calling from anywhere in the world to anywhere in the world.  Our mobile applications work over 3G, 4G and WiFi and can be downloaded in any country.

We implemented a significant strategic shift to mobile VoIP while transforming the cost structure of our core business to drive improvements in our gross profit percentage. We sold our fixed overhead and a copy of our source code on September 30, 2014 to Valuesetters, and we became a wholesale customer of Valuesetters so that we could continue marketing our cloud-based VoIP product without incurring the fixed overhead costs assumed by Valuesetters.

We are currently focused on executing our plan to leverage our cloud-based technologies and experience to diversify and increase revenue and margins. Our strategy is to find and develop industrial applications for our VoIP and other technologies which deliver production and other data, as well as advanced analytics based on that data, in real-time to operators and other decision-makers, in both fixed and mobile applications. In March 2015, we acquired 90% of Canalytix LLC (“Canalytix”), a provider of advanced analytics through an integrated cloud-based platform that allows users to monitor and control greenhouse facilities through the cloud, including real-time data on energy usage, HVAC systems, lighting and costs. We have additionally targeted several additional technologies and acquisitions which are strategic to the Canalytix transaction, and with a view towards consolidating a meaningful revenue and asset base in emerging agricultural markets, with an initial focus on hydroponic, greenhouse and other indoor grow facility applications.

We have made significant financial progress by reducing our debt and providing an improved financial foundation for the future.  In fiscal 2015 we signed agreements with debt holders that will allow us to make minimal payments, which may reduce our debt by more than 5.4 million, or approximately 73% of our balances at November 30, 2014.

Plan of Operation

We are focused on services to mobile and other connected devices.  We believe that we can capitalize on favorable trends in the mobile Internet market, including the worldwide proliferation of low cost 3G and 4G services and low or no-cost WiFi broadband, and the accelerating rate of smart phone and tablet adoption.  We offer a high quality communications application, as well as low-cost international calling to any phone number

Revenues

Revenues consist of communication services revenue and customer equipment revenue.

Telephony services revenue.  The majority of our operating revenues are telephony services revenues.  We offered several bundled plans, unlimited plans and basic plans for wholesale and retail customers.  The wholesale plans do not change much from customer to customer as the plan we offer to a cable operator is typically the same plan we offer to a WiFi carrier, Internet service providers or satellite broadband carrier.  Each of our unlimited plans offers unlimited domestic calling, subject to certain restrictions, and each of our basic plans offers a limited number of calling minutes per month.  Under our basic plans, we charge on a per-minute basis when the number of calling minutes included in the plan is exceeded for a particular month.  For all of our United States plans, we charge on a per-minute basis for international calls to destinations other than Canada.  These per-minute fees are not included in our monthly subscription fees.  Any plan we offer to our wholesale customers is also available to an individual end-user at a higher price that approximates the retail-selling price that most of our wholesale customers charge.  We also have products that are on a per-minute usage basis, such as toll-free telephone numbers to businesses and international cell phone termination.

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

We charge retail customers a fee for activating service.   Further, since we do not charge a retail customer for the cost of an analog telephone adapter (“ATA”), we generally charge a disconnect fee to customers who do not return their ATA to us upon termination of service, if the length of time between activation and termination is less than one year.  Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.  These revenues were nominal in fiscal 2014 and 2013.

Customer equipment revenue.  Customer equipment revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment revenue includes the fees we charge our customers for shipping any equipment to them.  In January 2011, we began selling video phones to retail customers, and these phones are considered customer equipment.  Unlike the ATA, we charged the customer for the videophone.  Frequently, a customer purchased a videophone from a third-party and used our video VoIP service.  In these instances, we had no equipment revenue.

Cost of Revenues

Direct cost of telephony services.  Direct cost of telephony services primarily consists of fees we pay to third parties on an ongoing basis in order to provide our services.  These fees include:

●	Access charges we pay to other telephone companies to terminate digital voice calls on the PSTN. When our subscriber calls another subscriber, we do not pay an access charge, as the call routes through our network without touching the PSTN.

●	The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the PSTN of various long distance carriers.

●	The cost of leasing from other telephone companies the telephone numbers we provide to our customers. We lease these telephone numbers on a monthly basis.

●	The cost of co-locating our connection point equipment in third-party facilities owned by other telephone companies.

●	The cost of providing local number portability, which allows customers to move their existing telephone numbers from another provider to our service. Only regulated telecommunications providers have access to the centralized number databases that facilitate this process. Because we are not a regulated telecommunications provider, we must pay other telecommunications providers to process our local number portability requests.

●	Taxes we pay on our purchases of telecommunications services from our suppliers.

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

Results of Operations

Our revenues for fiscal 2014 decreased by $424,021, or 46.3%, to $491,319 as compared to $915,340 reported for fiscal 2013.  The decrease in revenues was mainly due to the loss of wholesale business during the year, which we consider less desirable than our mobile VoIP product.  Furthermore, we sold all our wholesale customers on September 30, 2014 to another company that now provides customer service and technical support to our remaining and new customers. Given the large addressable market for mobile apps and the advantages that our app offers consumers for low-cost calling, and free text messaging, voice and video calls to other app users, our sales representatives and our advertising are only focused on the growth of our mobile app product.

Our gross profit for fiscal 2014 decreased by $288,254 to $204,291 from a gross profit of $492,545 reported in fiscal 2013, and our gross profit percentage was 41.6% in fiscal 2014 as compared to 53.8% in fiscal 2013.  In conjunction with our reduction in revenue, we lost some of our higher margin customers to competitive carriers.

Selling, general and administrative expenses decreased by $678,154, or 39.1%, to $1,054,867 for fiscal 2014 from $1,733,021 reported in the prior year fiscal period.  The decrease is attributable to general overhead reductions, primarily in salaries and consulting fees, as we attempt to limit our expenses whenever feasible.

As a result of the reduction in our selling, general and administrative expenses, our loss from operations for fiscal year 2014 was $389,900 less than our loss from operations in fiscal 2013. However, this was offset by a reduction in non-operating income and expenses of $1,292,355 to $391,778 in fiscal 2014 from $1,684,133 in fiscal 2013. These changes are:

Interest expense decreased by $1,335,600 to $1,838,375 for the year ended November 30, 2014 as compared to $3,173,975 for the prior fiscal year.  The decrease in interest expense was primarily due to a reduction in the amortization of debt discount from $2,266,629 in fiscal 2013 to $1,199,625 in fiscal 2014. Lower debt amounts in fiscal 2014 also contributed to the decrease in interest expense in fiscal 2014.

There were no debt settlement agreements in fiscal 2014 as compared to a troubled debt restructuring gain in fiscal 2013 of $2,714,461. The gains in fiscal 2013 were the result of one-time transactions negotiated with a lender.

For the year ended November 30, 2014, we recorded a gain on the sale of a subsidiary of $640,621. No such gain was reported in the prior fiscal period.

For the year ended November 30, 2014, we recorded a gain on the settlement of liabilities of $213,961 as compared to a gain of $1,493,939 in the prior fiscal period. Each instance of a liability settlement is contingent upon the terms that we can negotiate for a particular transaction.   Furthermore, the number of liability settlement transactions in fiscal 2013 was significantly larger than the number of transactions in fiscal 2014.

For the year ended November 30, 2014, we had a non-cash gain on derivative liabilities of $1,337,886, as compared to a gain of $434,902 in fiscal 2013. Increase in the gain in 2014 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal year, in comparison with the market value when the debt originated.

Our net result for the year fiscal 2014 was a net loss of $458,798 as compared to net income of $443,657 recorded in fiscal 2013. Over the past two fiscal years our net results were impacted by 1) the gain we realized when creditors wrote down our debt, 2) an unrealized gain on the change in market value of derivative liabilities and 3) the sale of a subsidiary.

Liquidity and Capital Resources

At November 30, 2014, we had cash and cash equivalents of $1,832 and negative working capital of $9,407,911 as compared to cash and cash equivalents of $17,242 and negative working capital of $9,287,511 at November 30, 2013.

Net cash used in operating activities aggregated $265,005 and $804,972 in fiscal 2014 and 2013, respectively.  In fiscal 2013 our operations consumed cash, despite our net income recorded for the year, because net income was the result of gains realized on restructuring of debt: $2,714,461 in fiscal 2013. At the same time, however, in both fiscal years we offset the cash cost of our operations and interest expense by allowing our accounts payable and accrued expenses to increase: by $837,061 in fiscal 2014 and by $1,136,244 in fiscal 2013. Our ability to continue financing our operations by withholding payment from our creditors will depend on the future cooperation of our creditors, and is not assured.

We financed the cash used in operating activities by obtaining net cash provided by financing activities: $249,595 and $860,383 in fiscal 2014 and 2013, respectively.  The source of cash from financing activities in fiscal 2014 was net proceeds from short-term borrowings of $417,575.  Uses of cash consisted of payments of debt of $167,980.  The principal sources of cash from financing activities in fiscal 2013 were net proceeds from short term-borrowings of $884,500 and proceeds from the sale of stock warrants of $68,000. The principal use of cash consisted of debt repayments of $92,117.

In fiscal 2014 and 2013, there were no expenditures for capital assets.

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

In fiscal 2015, we signed agreements to significantly improve our balance sheet with transactions to settle our debt.  Our debt payable to Laurus, of $2,226,186 at November 30, 2014, will be considered paid in full for a payment of $95,000. We have sent them $25,000 of the $95,000, and plan to send the remainder in the second quarter. Our payable to the Pension Benefit Guaranty Corporation of $2,001,984 at November 30, 2014 will be considered paid in full for payments totaling $100,000. We have not made any payments towards this settlement agreement. Our debt payable to Factor Fund, of $1,935,190 at November 30, 2014, will be considered paid in full upon a combination of payments or debt conversions totaling $500,000. We believe we can eliminate the Factor Fund debt before November 30, 2015. We are working to settle our remaining liabilities and to raise cash to support our operating loss, and we continually consider a variety of possible sources.  In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  If we are unable to generate sufficient revenues or raise additional capital, our operations will terminate.

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

Revenue Recognition

Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services.  Services billed in advanced, such as line fees, bundled monthly plans or prepaid calling cards, are deferred until they are earned. Services billed in arrears, such as international usage and wholesale usage, are accrued for in the month the usage occurred. Equipment sales are recognized when the equipment is shipped.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer / Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of November 30, 2014. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer / Chief Financial Officer concluded that, as of November 30, 2014, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2014 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2014, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 19, 2015 the Company filed Articles of Amendment to its Certificate of Incorporation. The Amendment designated 800,000 shares of Series H preferred stock from the Company’s previously authorized preferred stock with a par value per share of $0.00001. Shares of Series H Preferred Stock have conversion rights into shares of Common Stock. The number of shares of Common Stock to which a holder of Series H Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by (a) multiplying the number of fully-diluted Common Shares by four (4), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Series H Preferred Stock being converted and the denominator of which will be the number of authorized shares of Series H Preferred Stock.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of April 15, 2015.  There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position

Paul H. Riss	59	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships.  While each director is typically elected for a one-year term, we did not have an annual stockholders meeting for the election of directors in 2014.  The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

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

Paul H. Riss, age 59, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman

Paul H. Riss has served as a director since 1995; Chairman of our board of directors since March 2005; our Chief Executive Officer since August 1999 and our Chief Financial Officer and Treasurer since November 1996.  He has served on the board of four telecom companies and has more than 30 years of entrepreneurial business and management experience including the engineering of his own leveraged buyout in 1987 and the audit of numerous public companies at Ernst & Young.  He is a CPA in New York State and earned an MBA with distinction from the Stern School of Business at New York University and a magna cum laude BA with distinction from Carleton College.  We believe Mr. Riss’s qualifications to serve as a director include his tenure as our Chief Executive Officer and as a member of our Board, and his more than 15 years of service to us with extensive experience in financings, contract negotiations, acquisitions, budgeting, external reporting and accounting.

Board Meetings and Committees; Management Matters

Our amended certificate of incorporation provides that the number of members of our board of directors shall be not less than one and not more than five. Because of the resignation of our three independent directors in 2014, who served on the board without any cash compensation, and the resignation on September 15, 2014 of our Chief Information Officer, who also served as a board member, there is currently one director on the Board. At each annual meeting of stockholders, directors are elected to hold office for a term of one year and until their respective successors are elected and qualified.

Our board of directors took actions by unanimous consent on 7 occasions during the fiscal year ended November 30, 2014.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

Compensation Committee

We formerly had a compensation committee of two independent board members. Currently, there is no compensation committee.  The compensation committee did not meet during the fiscal year ended November 30, 2014.

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

Audit Committee

We had an audit committee that, during the fiscal year ended November 30, 2013, met on four occasions with representatives of our independent registered public accounting firm.  The audit committee did not meet in fiscal 2014. Each audit committee member was an independent director as defined by the rules of the National Association of Securities Dealers.  A written charter approved by our board of directors and attached as Annex A to our 2007 proxy statement, which was filed with the SEC on May 15, 2007, governs the audit committee. All of the members of the audit committee resigned from the board of directors in 2014.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our chief executive officer and chief financial officer.  In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes is posted on our Internet website at www.pervasip.com.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Paul H. Riss, our Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Mark Richards, our former Chief Information Officer (collectively, the “Named Executives”).  We have no other executive officers.

Fiscal 2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)	Total ($)
Paul H. Riss, Chairman, Chief Executive Officer and Chief Financial Officer	2014 2013 2012	$131,250 175,000 175,000	$0 0 0	$0 0 0	$0 9,190 9,190	$0 0 0	$0 0 0	$0 0 0	$131,250 184,190 184,190

Mark Richards Chief Information Officer	2014 2013 2012	135,000 180,000 180,000	0 0 0	0 0 0	0 0 61,330	0 0 0	0 0 0	0 0 0	135,000 180,000 241,330

(1)	Amounts in this column include unpaid salary to Mr. Riss and Mr. Richards of $365,650 and $77,250, respectively, at November 30, 2014. Actual cash payments for salary for 2014, 2013 and 2012 amounted to $100, $30,000, and $85,500 for Mr. Riss and $68,750, $169,000 and $180,000 for Mr. Richards.

(2)	Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of restricted shares of common stock, which may include awards made during earlier years as well as the indicated year.

(3)	Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of options to purchase common stock, which may include awards made during earlier years as well as the indicated year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2014, for each of the named executive officers.   The Named Executives did not exercise any options in Fiscal 2014.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Paul H. Riss	4,000,000		-	$0.01	11/21/2016

Stock Option Grants

There were no stock option grants or exercises in fiscal 2014 for Named Executives.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 24, 2015 there were 4,324,059,321 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 10 shares of Series E Preferred stock outstanding, held by our Chief Executive Officer, as detailed in the chart below. The Series E Preferred stock controls at least 51% of the Company's voting power, because it has voting rights equal to 4 times the value of the total number of shares of common stock issued and outstanding at the time of voting, including votes attributable to other shareholders who hold preferred stock.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of April 24, 2015, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of April 24, 2015, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series D Preferred Stock Beneficially Owned (5)	Percent of Shares of Series D Preferred Stock Beneficially Owned	Number of Shares of Series E, F and G Preferred Stock Beneficially Owned (6)	Percent of Shares of Series E, F and G Preferred Stock Beneficially Owned	Number of Shares of Series H Preferred Stock Beneficially Owned (7)	Percent of Shares of Series H Preferred Stock Beneficially Owned
Flux Carbon Corporation 5950 Shiloh Rd, East, Suite N Alpharetta, GA 30005	1,000,000,000	23.13%					100,000	100.00%
EXO Opportunity Fund LLC PO Box 1453 Wayne, NJ 07474	431,973,526(1)	9.99%
Five Nine Group LLC 2821 North Ocean Blvd., Suite 604 Fort Lauderdale, FL 33308	431,973,526(2)	9.99%
Flux Carbon Starter Fund, LLC 411 Hackensack Ave Hackensack, NJ 07601	431,973,526(3)	9.99%
Paul H. Riss 430 North Street White Plains, New York 10605	54,882,533(4)	1.26%	48	94.12%	20,000,010	100.00%
All directors and executive officers as a group (one individual)	54,882,533	1.26%	48	94.12%	20,000,010	100.00%

(1)	Includes 51,973,526 shares of common stock subject to a convertible debenture that is presently exercisable or exercisable within 60 days after April 24, 2015.

(2)	Includes 261,973,526 shares of common stock subject to a convertible debenture that is presently exercisable or exercisable within 60 days after April 24, 2015.

(3)	Includes 61,973,526 shares of common stock subject to a convertible debenture that is presently exercisable or exercisable within 60 days after April 24, 2015.

(4)	Includes 33,850,000 shares of common stock subject to warrants and options that are presently exercisable or exercisable within 60 days after April 24, 2015.

(5)	Each one share of Series D Preferred has voting rights equal to 1% of the total number of shares of common stock issued and outstanding at the time of voting.

(6)	Each one share of Series E Preferred has voting rights equal to 4 times the value of the total number of shares of common stock issued and outstanding at the time of voting, including votes attributable to other shareholders who hold preferred stock. Mr. Paul Riss owns 10 shares, or 100% of Series E Preferred Stock, which currently gives him more than 51% of the Company's total voting power. The Series F Preferred has voting rights equal to 100 million common shares. The Series G Preferred has voting rights equal to 10 million common shares

(7)	100,000 shares of Series H Preferred Stock are equivalent to 10% of the Company's total voting power.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We paid fees to a software consulting firm (“Consultant”) of $126,500 in fiscal 2014 and $191,500 in fiscal 2013. We owed the Consultant $0 and $18,570 at November 30, 2014 and 2013. All such work performed by the Consultant is the property of the Company.  Our Chief Information Officer has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to a company controlled by the officer were subsequently distributed for the Consultant to appropriate vendors. For services rendered to the Consultant, our Chief Information Officer was paid $ 6,000 in fiscal 2014 and $11,500 in fiscal 2013.

At November 30, 2014 and 2013, the total amount due to our Chief Executive Officer, including loans, unpaid salary, interest and expenses amounted to $1,194,021 and $938,211, respectively.

At November 30, 2013, unpaid salary owed to our Chief Information officer amounted to $39,947.

During the fiscal 2013, we sold to our chief executive officer a warrant to purchase 25,333,333 shares of common stock of the Company and to our chief information officer a warrant to purchase 20,000,000 shares of common stock. The Company received, in the aggregate, cash payments totaling $68,000. The warrants have a ten-year life and exercise price of $0.005.

On September 30, 2014, a wholly-owned subsidiary of the Company entered into a contract of sale to transfer certain assets and liabilities, including a copy of internally developed mobile content delivery software to Vaxstar LLC (the “Buyer”). The Buyer simultaneously assigned the contract of sale to Valuesetters, Inc. (the “Assignee”). The Buyer agreed to pay the Company 40,000,000 shares of common stock, par value $0.001, of the Assignee. Although we had negotiated the details of the transaction with the Buyer before our Chief Investment Officer resigned from our Company, our former Chief Information Officer signed the purchase agreement as the Buyer’s Chief Executive Officer. We calculated a gain from the contract of sale amounting to $779,645, and recorded this gain as an addition to paid-in capital because of the related-party nature of the transaction.

Director Independence

Our common stock is currently quoted on the OTC Pink market and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, we do not have an independent member of our Board of Directors.

Item 14.  Principal Accounting Fees and Services.

On February 4, 2015, the Company's Board of Directors dismissed GBH CPAs, PC from its position as the principal independent accountant for Pervasip Corp. and engaged Rosenberg Rich Baker Berman & Company in that position. Rosenberg Rich Baker Berman & Company then performed an audit of our financial statements for both the year ended November 30, 2014 and the year ended November 30, 2013.

The following table presents fees for professional audit services rendered by GBH CPAs, PC for the audit of our annual financial statements for the years ended November 30, 2014 and 2013, and fees billed for audit services and other services rendered by GBH CPAs, PC during the past two fiscal years.

	Rosenberg Rich Baker Berman & Company	GBH CPAs, PC
Audit fees	$60,000	$119,342
Audit related fees
Tax fees
All other fees
Total	$60,000	$119,342

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

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters and reviews of our financial statements included in our Quarterly Reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Document

3.1	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 27, 1969 under Registration Number 2-34436.

3.2	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive proxy statement filed with the SEC in connection with our Annual Meeting of Shareholders held in May 1984.

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.

3.4	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

3.5	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.

3.6	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.

3.7	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.8	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.

3.9	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.

3.10	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 23, 2012.

3.11	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2012.

3.12	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 18, 2013.

3.13	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 30, 2013.

3.14	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 13, 2013.

3.15	Certificate of Amendment of the Certificate of Incorporation dated April 14, 2014, incorporated by reference to Exhibit 3.15 to our Annual Report on Form 10-K for the year ended November 30, 2013.

3.16	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 19, 2015.

3.17	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.

Exhibit No.	Document

4.1	Secured Term Note, dated as of September 28, 2007, issued in favor of Calliope Capital Corporation (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.2	Secured Term Note, dated as of September 28, 2007, issued in favor of Valens Offshore SPV II, Corp. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.3	Third Amended and Restated Secured Term Note, dated as of September 28, 2007, issued in favor of Laurus Master Fund, Ltd. (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.4	Amended and Restated Secured Term Note, dated as of September 28, 2007, issued in favor of Laurus Master Fund, Ltd. (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2007).

4.5	Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV II, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.6	Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.7	Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV II, Corp(as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.8	Fourth Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Ltd. (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.9	Second Amended and Restated Secured Term Note, dated as of May 28, 2008, issued in favor of Valens Offshore SPV I, Ltd. (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 28, 2008).

4.10	Secured Term Note, dated as of October 15, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 2008).

4.11	Second Amended and Restated Secured Term Note, dated as of December 12, 2008, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 12, 2008).

4.12	Secured Term Note, dated February 18, 2009, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2009).

4.13	Secured Term Note, dated February 18, 2009, issued in favor of Valens Offshore SPV I, Corp. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2009).

4.14	$50,000 Demand Note, dated November 5, 2009, issued in favor of Valens U.S. SPV I, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 12, 2009)

4.15	2% Secured Amended & Restated Convertible Debenture, dated May 31, 2006, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2013)

4.16	6% Secured Amended & Restated Convertible Debenture, dated November 30, 2005, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2013)

4.17	6% Secured Convertible Debenture, dated June 19, 2013, issued in favor of 112359 Factor Fund, LLC (as filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on July 22, 2013)

Exhibit No.	Document

10.2	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003

10.3	2004 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 12, 2005.

10.4	Subsidiary Guaranty, dated as of February 8, 2005, executed by Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 8, 2005.

10.5	Securities Purchase Agreement, dated as of November 30, 2005, our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 30, 2005.

10.6	Reaffirmation and Ratification Agreement, dated as of November 30, 2005, executed by our Company, Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 30, 2005.

10.7	Securities Purchase Agreement, dated as of May 31, 2006, between our Company and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May31, 2006.

10.8	Reaffirmation and Ratification Agreement, dated as of May 31, 2006, executed by our Company, Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp. incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 31, 2006.

10.9	Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition, Inc. and Cyber Digital, Inc., with respect to the capital stock of New Rochelle Telephone Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2006.

10.10	Stock Purchase Agreement dated as of December 14, 2006 by and among our Company, CYBD Acquisition II, Inc. and Cyber Digital, Inc., with respect to the capital stock of Telecarrier Services, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 14, 2006.

10.11	2007 Equity Incentive Plan, incorporated by reference to Annex B to our Proxy Statement dated May 15, 2007.

10.12	Securities Purchase Agreement dated as of September 28, 2007, among our Company, LV Administrative Services, Inc., Calliope Capital Corporation and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 4, 2007.

10.13	Reaffirmation and Ratification Agreement, dated as of September 28, 2007, executed among our Company, Line One, Inc. AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated October 4, 2007.

10.14	Subsidiary Guarantee dated as of September 28, 2007 by AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated October 4, 2007.

10.15	Master Security Agreement dated as of September 28, 2007 among our Company, Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated October 4, 2007.

10.16	Stock Pledge Agreement dated as of September 28, 2007 among LV Administrative Services Inc., as agent, our Company., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated October 4, 2007.

10.17	Amendment to September 28, 2007 Securities Purchase Agreement dated May 28, 2008, executed among Pervasip Corp., LV Administrative Services, Inc., as agent, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

Exhibit No.	Document

10.18	Securities Purchase Agreement dated as of May 28, 2008, among Pervasip Corp., LV Administrative Services, Inc. and the Purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 28, 2008.

10.19	Reaffirmation and Ratification Agreement, dated as of May 28, 2008, executed among Pervasip Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and Valens Offshore SPVI, Ltd., incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated May 28, 2008, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated May 28, 2008.

10.20	Subsidiary Guarantee dated as of May 28, 2008 by AVI Holding Corp., Telcosoftware.com Corp. and Line One, Inc., incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated May 28, 2008.

10.21	Master Security Agreement dated as of May 28, 2008 among Pervasip Corp., Line One, Inc., AVI Holding Corp., TelcoSoftware.com Corp. and LV Administrative Services Inc., as agent, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K dated May 28, 2008.

10.22	Stock Pledge Agreement dated as of May 28, 2008 among LV Administrative Services Inc., as agent, Pervasip Corp., Line One, Inc., AVI Holding Corp. and TelcoSoftware.com Corp., incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K dated May 28, 2008.

10.23	Letter Agreement dated as of October 15, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 15, 2008.

10.24	Letter Agreement dated as of December 12, 2008, among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 12, 2008.

10.25	Letter Agreement dated as of February 18, 2009 among Pervasip Corp., LV Administrative Services, Inc. and Valens Offshore SPV I, Ltd., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2009.

10.26	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.

10.27	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 6, 2013.

10.28	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 22, 2013.

10.29	Settlement and Release Agreement by and between Pervasip Corp. and the Pension Benefit Guarantee Corporation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2015.

10.30	Settlement and Release Agreement by and between Pervasip Corp. and the Pension Benefit Guarantee Corporation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2015.

10.31	Amended Distribution Agreement by and between Noveda Technologies, Inc. and Canalytix LLC.*

10.32	Securities Purchase Agreement by and between Pervasip Corp. and Flux Carbon Corporation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2014.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERVASIP CORP.

Date: April 30, 2015	By:	/s/ Paul H. Riss
	Name:	Paul H. Riss
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chief Executive Officer (Principal Executive	April 30, 2015
Paul H. Riss	Officer), Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), Chairman of the Board

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE

YEARS ENDED NOVEMBER 30, 2014 AND 2013

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Income	F-3

Statements of Comprehensive Income	F-4

Statements of Stockholders’ Deficit	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Pervasip Corp.

We have audited the accompanying balance sheets of Pervasip Corp. as of November 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended November 30, 2014. Pervasip’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pervasip Corp. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company has sustained recurring substantial losses from its continuing operations, and has negative working capital and a significant stockholders’ deficit as of November 30, 2014. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 30, 2015

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2014 AND 2013

	2014	2013
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,832	$17,242
Accounts receivable, net of allowance of $2,018 in 2013	—	67,919
Restricted securities	1,040,000	—
Prepaid expenses and other current assets	3,337	26,123

Total current assets	1,045,169	111,284

Other assets	7,119	90,108

Total assets	$1,052,288	$201,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $189,270 and $1,002,902, respectively	$4,631,122	$3,766,468
Accounts payable and other current liabilities	1,966,224	2,387,237
Accounts payable and other current liabilities - related party	410,333	343,401
Due to Pension Benefit Guaranty Corporation	2,001,984	1,904,544
Related party debt	804,078	634,756
Derivative liabilities	639,339	362,389

Total current liabilities	10,453,080	9,398,795

Long-term debt less current portion	—	13,660
Derivative liabilities	—	1,442,781

Total liabilities	10,453,080	10,855,236

Stockholders’ deficit:
Preferred stock, $0.00001 par value, $0.001 par value prior to April 14, 2014; 21,000,010 shares authorized, 51 shares issued and outstanding in 2014 and 2013	—	—
Common stock, $0.00001 par value, $0.001 par value prior to April 14, 2014; 8,978,999,990 shares authorized, 1,194,549,997 and 799,549,997 shares issued and outstanding in 2014 and 2013	11,945	799,550
Capital in excess of par value	41,750,912	39,851,457
Accumulated other comprehensive income	601,183	1,183
Accumulated deficit	(51,764,832)	(51,306,034)

Total stockholders’ deficit	(9,400,792)	(10,653,844)

Total liabilities and stockholders’ deficit	$1,052,288	$201,392

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	2014	2013
		(Restated)

Revenues	$491,319	$915,340

Cost and expenses:
Costs of services	287,028	422,795
Selling, general and administrative	1,054,867	1,733,021
Total costs and expenses	1,341,895	2,155,816

Loss from operations	(850,576)	(1,240,476)

Other income (expense):
Interest expense	(1,838,375)	(3,173,975)
Amortization of deferred finance costs	(83,714)	(30,085)
Other, net	121,399	108,403
Gain on troubled debt restructuring	—	2,714,461
Gain on sale of subsidiary	640,621	—
Gain on settlement of liabilities	213,961	1,493,939
Gain on change in value of derivative liabilities	1,337,886	571,390

Total other income	391,778	1,684,133

Net income (loss)	$(458,798)	$443,657

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	980,488,901	633,006,599
Diluted	980,488,901	1,830,668,266

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	2014	2013

Net income (loss)	$(458,798)	$443,657

Other Comprehensive income:
Foreign currency translation adjustment		(28)
Increase in value of restricted securities	600,000
Comprehensive income (loss)	$141,202	$443,629

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Accumulated	Comprehensive	Stock- holders’
	Shares	Amount	Par Value	Deficit	Income (Loss)	Deficit
Balance, December 1, 2012 (Restated)	303,187,814	$303,187	$39,047,624	$(51,749,691)	$1,211	$(12,397,668)
Net income	—	—	—	443,657	—	443,657
Foreign currency translation adjustment	—	—	—	—	(28)	(28)
Employee stock- based compensation	—	—	26,583	—	—	26,583
Issuance of warrants for cash	—	—	68,000	—	—	68,000
Issuance of common stock for settlement of liabilities	496,362,183	496,363	709,250	—	—	1,205,612
Balance, November 30, 2013 (Restated)	799,549,997	799,550	39,851,457	(51,306,034)	1,183	(10,653,844)
Net income (loss)	—	—	—	(458,798)	—	(458,798)
Effect of change in par value	—	(997,476)	997,476	—	—	—
Gain on sale of business to related party	—	—	779,644	—	—	779,644
Employee stock- based compensation	—	—	25,866	—	—	25,866
Increase in value of restricted securities	—	—	—	—	600,000	600,000
Note payable settled in common shares	5,000,000	5,000	4,500	—	—	9,500
Issuance of common stock for settlement of liabilities	390,000,000	204,871	91,969	—	—	296,840
Balance, November 30, 2014	1,194,549,997	$11,945	$41,750,912	$(51,764,832)	$601,183	$(9,400,792)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	Year	Year
	Ended	Ended
	November 30,	November 30,
	2014	2013
Cash flows from operating activities		(Restated)
Net income (loss)	$(458,798)	$443,657
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	25,866	26,583
Change in provision for bad debt	(731)	2,371
Amortization of debt discount	1,199,625	2,266,629
Amortization of deferred finance costs	83,714	30,085
Gain on sale of subsidiary	(640,621)	—
Gain on troubled debt restructuring	—	(2,714,461)
Gain on settlement of debt	(213,961)	(1,493,939)
Change in fair value of derivative liabilities	(1,337,886)	(571,390)
Changes in operating assets and liabilities:
Accounts receivable	50,523	5,204
Prepaid expenses and other assets	5,433	(5,564)
Due to Pension Benefit Guaranty Corporation	97,440	83,080
Accounts payable, other current liabilities	857,458	1,029,521
Accounts payable, other current liabilities – related party	66,931	93,252
Net cash used in operating activities	(265,005)	(804,972)

Cash flows from financing activities
Proceeds from borrowings	369,500	817,000
Proceeds from borrowings – related party	48,075	67,500
Cash payments for finance costs	—	(50,535)
Principal payments of debt	(167,980)	(82,117)
Principal payments on related party debt	—	(10,000)
Proceeds from exercise of warrants	—	68,000
Net cash provided by financing activities	249,595	809,848

Net increase (decrease) in cash	(15,410)	4,876

Cash at beginning of the year	17,242	12,366

Cash at end of the year	$1,832	$17,242

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$79,026	$25,572
Non-cash financing transactions:
Fair value of derivative liabilities	$255,102	$1,852,210
Debt discount due to beneficial conversion feature	$—	$9,500
Conversion of accounts payable and accrued liabilities to notes payable	$297,484	$410,739

See accompanying notes to consolidated financial statements.

 PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

1. Description of Business and Summary of Accounting Principles

Description of Business

Pervasip Corp. (“Pervasip”, or the “Company”) is an application-based Internet company, and primarily provides low-cost telephone services, connecting people through cloud-connected devices worldwide.  Most of the Company’s revenues are derived from customers in the United States that use the Company’s applications to access Internet-based telephone services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to the derivative liabilities, income tax valuation allowance, and the allowance for doubtful accounts receivable.  On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2014 and 2013.

Marketable securities

The Company classifies investments in equity securities bought and held primarily to be sold in the short term that have readily determinable fair values, as trading securities. Unrealized holding gains and losses for trading securities are included in earnings. Any unrealized holding gains and losses from available-for-sale securities are excluded from earnings and are recorded in comprehensive income until a gain or loss has been realized.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  As of November 30, 2014, all customers are on a prepay basis, whereas many customers at November 30, 2013 paid after receiving an invoice. Consumers that use the Company’s mobile Voice over Internet Protocol (“VoIP”) application, are required to prepay for all mobile telephone services via a credit card or an online payment service, such as Paypal. Until September 30, 2014, the Company had wholesale customers, which typically provided a security deposit and paid for their services each month, in arrears.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reached a certain level of delinquency, the Company disconnected the customer’s service and provided an allowance for the related amount receivable from the customer.  At November 30, 2013, the Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts.

Revenue Recognition

Revenues from voice, data and other applications and services are recognized in the period in which subscribers use the related services.  Services billed in advanced, such as line fees, bundled monthly plans or prepaid calling cards, are deferred until they are earned. Services billed in arrears, such as international usage and wholesale usage, are accrued for in the month the usage occurred. Equipment sales are recognized when the equipment is shipped.

Costs of Services

Costs of services consist primarily of direct costs that we pay to third parties in order to provide telephone services.  These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. These costs do not include indirect costs such as depreciation and amortization, payroll, and facilities costs.

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

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of the underlying derivative of a convertible debt instrument as a gain or loss. The decrease in debt that results from a debt conversion is calculated and compared to the then-current fair value of shares issued with any difference recorded as a gain or loss.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding.  To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted earnings per share.  Diluted earnings per share includes the dilutive effect of stock options and warrants.

Concentrations

As of November 30, 2013, the Company had one customer that constituted 40% of its accounts receivable.  For the years ended November 30, 2014 and 2013, one customer accounted for 27% and 36% of the Company’s revenues, respectively. We also had a customer that accounted for 24% of our revenues in fiscal 2014. These two customers were part of the assets we sold on September 30, 2014.

The Company is dependent on the availability and functionality of the networks of one vendor that it is using for VoIP services and is vulnerable to a cessation or disruption of service if the vendor experiences technical problems or does not pay its suppliers on a timely basis.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities.

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring substantial losses from its continuing operations and, as of November 30, 2014, has negative working capital of $9,407,911 and a stockholders’ deficit of $9,400,792. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.  Management’s plans include efforts to preserve current revenue sources, develop new revenue sources and negotiate further debt reductions with creditors.

There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty. Management plans to resolve the Company’s working capital deficit by increasing revenue, reducing debt and exploring new financing options.

3. Restatement

During 2015, the Company determined that it should have recorded and valued two warrants for the purchase common stock as tainted derivatives that had not previously been identified as derivatives, and had miscalculated the market value of certain derivative liabilities and a gain on the settlement of liabilities. As a result, the Company has restated its previously issued consolidated financial statements for the year ended November 30, 2013 and has increased the amount of derivative liabilities payable by $132,826 at November 30, 2013 and reduced accumulated deficit and capital in excess of par value by $431,794 and $572,765, respectively. As a result, for the year ended November 30, 2013, gain on settlement of liabilities increased by $220,744, from $1,273,195 to $1,493,939 and a gain for a mark-to-market adjustment of derivative liabilities increased by $164,115, from $441,533 to $605,648. The Company also determined that other corrections were required to decrease its selling, general and administrative costs by $16,095, from $1,749,111, as originally reported, to $1,733,016; decrease interest expense by $45,703, from $3,219,678, as originally reported, to $3,173,975; and to report as a separate line item in its income statement, the amortization of deferred finance costs of $30,085, which had previously been reported as a component of selling, general and administrative costs. The restatement resulted in net income of $443,657, or $0.00 per basic and diluted share, for the year ended November 30, 2013, as compared to net income of $61,348, or $0.00 per basic share and diluted share that had previously been reported.

 The Company restated the consolidated financial statements as of and for the year ended November 30, 2013 as follows:

	Year End November 30, 2013
	As Originally
	Reported	Adjustments		As Restated
Accounts payable and other current liabilities	2,409,194	17,990	(1)	2,427,184
Due to Pension Benefit Guarantee Corporation	1,914,392	(9,848)	(2)	1,904,544
Derivative liabilities – long-term	1,309,955	132,826	(3)	1,442,781
Capital in excess of par value	41,215,775	(572,765)	(3)(4)	40,643,010
Accumulated deficit	(51,737,831)	431,797	(3)(4)	(51,306,034)
Selling, general and administrative costs	1,749,111	(16,095)	(1)(6)	1,733,016
Interest expense	(3,219,678)	(45,703)	(4)(5)	(3,173,975)
Amortization of deferred finance costs	—	(30,085)	(6)	(30,085)
Gain (loss) on settlement of liabilities	1,273,195	220,744	(4)	1,493,939
Gain on value of derivative liabilities	441,533	(129,875)	(4)	571,390

Adjustments to consolidated financial statements:

(1)	To record additional service fees and interest.
(2)	To adjust liability for updated interest rates.
(3)	To record derivative liabilities for tainted warrants.
(4)	To adjust gain on conversion of derivative liabilities to common stock.
(5)	To adjust for miscalculation.
(6)	To reclassify amounts for amortization costs.

4. Accounts Payable and Accrued Expenses

	2014	2013

Trade payables	$611,799	$807,737
Amounts owed to related parties	410,333	343,401
Payable from sale of subsidiaries	796,499	796,499
Customer deposits	43,476	132,293
Other, individually less than 5% of current liabilities	514,450	651,072

	$2,376,557	$2,730,638

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries if the sold subsidiaries were required to pay such claims.  At November 30, 2014 and 2013, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. One subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If the disputed claims are reduced or are not paid by the subsidiaries, and the Company obtains appropriate documentation that the Company’s liability has been reduced or eliminated, such reduction will be reflected on the books of the Company.

5. Debt

The following table summarizes components of debt as of November 30, 2014 and 2013:

	2014	2013

Debt due to Laurus	$2,266,186	$2,108,498
Convertible debt due to Factor Fund	1,935,190	2,182,690
Convertible debt due to various lenders	448,520	250,089
Other short-term debt due to various lenders	170,496	241,730
Total debt	4,820,392	4,783,007
Less: current portion of long-term debt	(4,631,122)	(3,766,468)
Less: discount on debt	(189,270)	(1,002,879)
Total long-term debt, net of discounts	$—	$13,660

Debt due to Laurus

As of November 30, 2014 and 2013, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates (“Laurus”), $2,266,186 and $2,108,498, respectively.   All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and had signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties did not fulfill all of the terms of the agreements and $2,266,186 and $2,108,498 of debt remains due to Laurus at November 30, 2014 and 2013, respectively.

On December 31, 2014, Laurus and the Company again entered into an agreement to assign the remaining debt to a third party for $100,000. Since that date, $30,000 of the $100,000 has been paid. That agreement was then assigned to EXO Opportunity Fund, which has agreed to pay the remaining $70,000 to Laurus. Such payment would eliminate the balances due from the Company to Laurus and release the security interest and lien filed by Laurus.

During the year ended November 30, 2013, the Company recorded a troubled debt restructuring gain of $2,714,461 as a result of a debt assignment agreement that included debt forgiveness in exchange for repayments to Laurus of reduced amounts from other lenders.

Convertible debt due to Factor Fund

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. Factor Fund did not abide by the contractual terms of the assignment agreement; therefore, at November 30, 2014 and 2013, the Company is still obligated to Laurus as noted above.

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

The Amended Notes matured on December 31, 2014, and were modified in January 2015 to mature on December 31, 2015.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

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

The conversion price of Amended Note 1 is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the note was recognized as a derivative instrument at the issuance date and was measured at fair value at each reporting period. The Company determined that the fair value of the notes was $1,703,423 at the issuance dates. The value of the debt of $1,000,000 was recorded as a debt discount and is amortized to interest expense over the term of the Notes. The variance to the fair value of $703,423 was recognized as an initial loss and recorded to interest expense.

Amended Note 2 converts into shares of common stock of the Company in an amount equal to the lesser of the outstanding balance of Amended Note 2 divided by $0.01. Any principal or interest amount can be paid in cash.

During the year ended November 30, 2013, the Fund also loaned the Company amounts of $50,000, $35,000 and $12,000 (the “Bridge Notes”). In June 2013 the Fund refinanced the Bridge Notes with additional funding into another note for $665,000 (the “New Note”). The additional funding under the New Note provided cash to purchase two outstanding convertible debentures for an aggregate price of $99,360; cash for operations of $60,000 in June 2013; and $40,000 in cash each month for the months of July 2013 through December 2013. The Company incurred $68,640 in finder fees and legal fees in connection with the New Note, and a $100,000 original issuance discount. The New Note bears interest at 6% per annum and was due December 31, 2014. The Fund can elect at any time to convert any portion of the New Note into shares of common stock of the Company at 60% of the volume weighted average price of the common stock for the 20 trading days immediately prior to the conversion date. The Company received an aggregate of $300,000 in cash under the New Note in the months of June through December 2013 under the New Note.

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $1,103,940 at the issuance date. Debt discount was recorded up to the $625,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $478,940 was expensed immediately as additional interest expense

In conjunction with the New Note, the Company agreed to implement a salary deferral plan to reduce the cash expenditures for personnel, to limit its cash expenditures to certain pre-approved items, and to accrue an additional fee to the Fund of $150,000, which is included in interest expense and has been added to the principal balance of Amended Note 1.   The Fund agreed to limit its sales of the Company’s common stock, to not engage in any short transactions involving the Company’s common stock, and to not require the Company to increase its authorized shares of common stock for a certain time period, even though the financing documents require the Company to reserve authorized shares for issuance to the Fund, if the Fund desired to convert existing debt into shares of common stock.

Effective January 20, 2015, the Company signed a debt modification agreement with the Fund. The modification reduced the outstanding balance on Amended Note 1 from $280,190 to $250,000, and provided that upon the completion of the payments required to retire Amended Note 1, the outstanding balance of Amended Note 2 would be reduced to from $1,000,000 to $0.

Effective January 21, 2015, the Company signed a second debt modification agreement with the Fund. This modification reduced the principal balance of the New Note from $634,600 to $250,000.

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

During the year ending November 30, 2014, the Fund converted $287,500 of principal into 253,000,000 shares of common stock of the Company and recorded a gain of $1,059,464 on the conversions. During the year ending November 30, 2013, the Fund converted $592,310 of principal into 279,958,599 shares of common stock of the Company and recorded a gain of $1,292,816 on the conversions.

At November 30, 2014 and 2013, the Company owed the Fund $1,935,190 and $2,182,690, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At November 30, 2014 and November 30, 2013, the Company owed a lender $138,000  and $144,839, respectively, in connection two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

During the year ended November 30, 2014, the Company received $63,000 in convertible debt with a minimum conversion price of $0.00005 per share. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. At November 30, 2014 the Company owed the lender $63,000. Effective March 3, 2015, the lender notified the company it was in default and that in accordance with the default provisions of the lending agreement, the amount of principal that the Company was required to pay back to the lender via debt conversions, was increased to $94,500.

At November 30, 2014 and 2013, a total of $201,000 and $144,839 of convertible debt with a fixed conversion rate was outstanding, respectively

During the year ended November 30, 2013, two notes totaling $31,000, previously owed to the CEO of the Company, were assigned to third parties and modified to be convertible debt with a conversion rate of $0.001 and $0.005 per common share and a 0% to 24% interest rate. The $31,000 of debt was converted into 11,000,000 shares of common stock of the Company. No conversions of debt with a fixed conversion rate occurred during fiscal 2014

Convertible debt with a variable conversion rate issued for cash

During the year ended November 30, 2014, the Company received $152,500 in cash from lenders for convertible debt. The convertible debt bears interest at 8% is due between June and October 2015. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company, subject to a limit of 4.99% of the outstanding shares, at a price discount ranging from 30% to 42% of the price of the common stock as defined in the agreements.

The conversion price of the $152,500 of variable conversion price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $163,714 at the issuance dates. The debt was recorded a debt discount of $152,102 and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $11,612 was expensed immediately as additional interest expense.

.

During the year ended November 30, 2013, the Company received $135,000 in cash from a lender for convertible debt. The convertible debt bears interest at 8% and was due between November 2013 and August 2014. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a volume weighted average price discount of 42% of the price of the common stock as defined in the agreement.

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

At November 30, 2014 and 2013, a total of $179,770 and $37,500 of variable-rate convertible debt that had been issued for cash was outstanding, respectively. During the year ended November 30, 2014, $10,230 of this debt was converted into 137,000,000 shares of common stock of the Company. During the year ended November 30, 2013, $107,064 of debt and $3,123 of interest was converted into 79,995,485 shares of common stock of the Company.

Convertible debt with a variable conversion rate assigned to lenders.

During the years ended November 30, 2014 and 2013, no other debt with a variable conversion rate was assigned to a lender. At November 30, 2014 and 2013, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

During the year ended November 30, 2014, none of this debt was converted into shares of common stock of the Company. During the year ended November 30, 2013, $107,064 of debt and $3,123 of interest was converted into 79,995,485 shares of common stock of the Company.

At November 30, 2014 and 2013, a total of $448,520 and $250,089 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the years ended November 30, 2014 and 2013, the Company received $114,000 and $50,000, respectively from lenders in exchange for notes payable that had no conversion features.

At November 30, 2014 and November 30, 2013, the Company owed various lenders $170,496 and $241,730, respectively, for non-convertible notes. Cash payments were made on these notes of $167,980 and $36,034 during the years ended November 30, 2014 and 2013, respectively. Other short-term debt carries an interest rate of 0% to 17% over the term of the loans, and includes cash advances (the “Cash Advances”) from lenders that purchased future sales. The Company agreed to repay the Cash Advances at a premium to the amount received from the lender. For the years ended November 30, 2014 and 2013, $78,275 and $28,264, respectively, of amortization of premium from the Cash Advances is included in interest expense. At November 30, 2014 and 2013, Cash Advances totaled $67,196 and $100,428, respectively. Assets of a subsidiary of the Company secure the Cash Advances, which are currently in default.

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

Convertible debt with a variable conversion feature

In 2014, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to .90 years; (2) a computed volatility rate of 171 to 339% (3) a discount rate of 1% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2013, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.7 to 3 years; (2) a computed volatility rate of 229 to 283% (3) a discount rate of 1% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.75 years; (2) a computed volatility rate of 171 to 339% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to 6.5 years; (2) a computed volatility rate of 339% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to 7.5 years; (2) a computed volatility rate of 232% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the year ended November 30, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise of
	Balance at	issuance of new	fair value of	stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt to	November
	2013	the period	liabilities	warrants	equity	30, 2014
Variable convertible debt	$1,467,182	$230,837	$(956,277)	$—	$(213,961)	$527,781
Tainted convertible debt	139,953	155,179	(188,886)	—	—	106,246
Tainted stock options	—	—	—	—	—	—
Tainted warrants	198,035	—	(192,723)	—	—	5,312
	$1,805,170	$386,016	$(1,337,886)	$—	$(213,961)	$639,339

Activity for embedded derivative instruments during the year ended November 30, 2013 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise of
	Balance at	issuance of new	fair value of	stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt to	November
	2012	the period	liabilities	warrants	equity	30, 2013
Variable convertible debt	$361,760	$3,053,408	$(661,319)	$—	$(1,286,667)	$1,467,182
Tainted convertible debt	264,189		83,036	—	(207,272)	139,953
Tainted stock options	—	—		—	—
Tainted warrants	27,973	163,169	6,893		—	198,035
	$653,922	$3,216,577	$(571,390)	$—	$(1,493,939)	$1,805,170

 7.       Pension Plans

Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of $1,614,001 plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at November 30, 2014 and 2013 was $2,001,984 and $1,904,544, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2014 and 2013.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.   There was no pension expense recorded in fiscal years ended November 30, 2014 and 2013.

8.       Stockholders’ Equity

Issuance of common stock to settle debt

During fiscal 2014, $297,730 in outstanding debt was converted into 390,000,000 shares of the Company's common stock, and the Company recognized a gain of $213,961 in conjunction with the settlement of the underlying derivative liabilities. During fiscal 2013, $1,291,878 of outstanding debt and $13,277 of interest was converted into 496,362,183 shares of the Company’s common stock, and the Company recognized a gain of $1,493,939 in conjunction with the settlement of the underlying derivative liabilities.

During the first quarter of fiscal 2014, the Company’s chief executive officer converted $10,565 of outstanding debt into 5,000,000 shares of common stock.

Amendments to Designate Preferred Shares

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

On April 14, 2014, the Board authorized a Series E, F and G of the Company’s previously authorized preferred stock and designated a par value per share of $0.00001 (the “Series E Preferred” the “Series F Preferred” and the “Series G Preferred”).  The number of shares of Series E Preferred, Series F Preferred and Series G Preferred was set at 10, 10,000,000 and 10,000,000 shares, respectively.

The Series E Preferred has voting rights equal to 400% of the sum of the common stock, Series D Preferred, Series F Preferred and Series G Preferred, but no dividend rights and no liquidation rights.

The Series F Preferred has voting rights equal to 100 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series F Preferred Stock shall be convertible at par value $0.00001 per share, at any time, and from time to time, into the number of shares of the Corporation's common stock, equal to the price of the Series F Preferred Stock of $2.50 per share, divided by the par value of the Series F Preferred, subject to adjustment as may be determined by the Board of Directors.

The Series G Preferred has voting rights equal to 10 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series G Preferred Stock shall be convertible, at any time, and from time to time, into 500 shares of the Corporation's common stock. Both Series F Preferred and Series G Preferred Stock are anti-dilutive to reverse splits.

On January 13, 2015, 10 shares of Series E Preferred, 10,000,000 shares of Series F Preferred and 10,000,000 shares of Series G preferred were issued to our chief executive officer in exchange for $100,000 in debt.

On March 19, 2015 the Company filed a certificate of amendment of its certificate of incorporation in which the Board of Directors designated the Series H Preferred Stock from the Company’s previously authorized preferred stock with a par value per share of $0.00001. The number of shares of Series H Preferred Stock was set at 800,000 shares. Shares of Series H Preferred Stock have conversion rights into shares of Common Stock. The number of shares of Common Stock to which a holder of Series H Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by (a) multiplying the number of fully-diluted Common Shares by four (4), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Series H Preferred Stock being converted and the denominator of which will be the number of authorized shares of Series H Preferred Stock.

Each share of Series H Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Corporation, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series H Preferred Stock are convertible on the record date for the stockholder action.

In the event that the Corporation’s Board of Directors declares a dividend payable to holders of any class of stock, the holder of each share of Series H Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company’s Common Stock into which that holder’s Series H Preferred Stock could be converted on the record date for the dividend.

Upon the liquidation, dissolution and winding up of the Corporation, the holders of the Series H Preferred Stock shall be entitled to receive in cash out of the net assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock or to the holders of any other class or series of equity stock, an amount equal to eighty percent (80%) of said net assets multiplied by a fraction, the numerator of which shall be the number of outstanding shares of Series H Preferred Stock on the record date for the distribution and the denominator of which shall be the number of authorized shares of Series H Preferred Stock.

Effective March 26, 2015, the Company issued 1,000,000,000 shares of common stock and 100,000 shares of its Series H Preferred stock to Flux Carbon Corporation, in conjunction with the purchase of 90% of the equity of Canalytix.

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

Stock Options

The Company issued contingent stock options to a marketing consultant (the “Contingent Grant”) that granted an option to purchase 10 million shares of the Company’s common stock.  Under the Contingent Grant, stock options were granted at an exercise price of $0.005 cents per share, which was in excess of the fair market value of the Company’s stock on the date of grant. The Contingent Grant expires on December 31, 2014.  These options are scheduled to vest based upon the marketing consultant exceeding monthly sales targets, as defined in the Contingent Grant. The Company determined that the performance condition was not probable of achievement, and accordingly, no compensation cost was recognized during the years ended November 30, 2014 and 2013.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2014
$.01 - $2.40	17,800,000	0.92	$0.01	7,800,000	$0.01

As of November 30, 2013
$.01 - $2.40	23,793,000	2.15	$0.03	9,543,000	$0.06

The following tables summarize information about options outstanding at November 30, 2014 and 2013:

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding November 30, 2012	14,450,500	$ 0.01 - $2.65	$.05

Granted during year ended November 30, 2013	10,000,000	$0.005	$0.005

Exercised/canceled during year ended November 30, 2013	(657,500)	$0.10 - $2.65	$0.22

Outstanding November 30, 2013	23,793,000	$ 0.01 - $2.40	$0.03

Granted during year ended November 30, 2014	—	—	$—

Exercised/canceled during year ended November 30, 2014	(5,993,000)	$0.01 - $2.40	$0.08

Outstanding November 30, 2014	17,800,000	$ 0.005 - $0.10	$0.01

Options exercisable, November 30, 2014	7,800,000	$0.01 - $0.10	$0.01

The aggregate intrinsic value was $0 for both years ended November 30, 2014 and 2013.

Warrants

The following tables summarize information about warrants outstanding at November 30, 2014 and 2013:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2014
$.005 - $1.20	63,125,833	7.12	$0.02	63,125,833	$0.02

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding December 1, 2012	7,792,500	$ 0.10 - $ 0.20		$0.10

Issued during year ended November 30, 2013	55,333,333	$ 0.005 - $ 0.01		$0.006

Exercised/canceled during year ended November 30, 2013	—	—		$—

Outstanding November 30, 2013	63,125,833	$ 0.005 - $1.20		$.02

Issued during year ended November 30, 2014			$

Exercised/canceled during year ended November 30, 2014	—	—		$—

Warrants outstanding November 30, 2014	63,125,833	$ 0.005 - $1.20		$.02

Warrants exercisable, November 30, 2014	63,125,833	$ 0.005 - $1.20		$.02

The aggregate intrinsic value was $0 for both year ended November 30, 2014 and 2013.

During June 2013, the Company sold to its chief executive officer a warrant to purchase 25,333,333 shares of common stock, par value $0.00001, of the Company and its chief information officer a warrant to purchase 20,000,000 shares of common stock for total proceeds of $68,000, or $0.0015 per share. The warrants have a ten-year life and exercise price of $0.005.

Equity Incentive Plans and Restricted Stock Award Plan

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) provides for the grant of up to 100,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2004 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who owns directly or indirectly more than 10% of the outstanding voting stock (an “Affiliate”), 110% of the market price on the date of grant.  As of November 30, 2014 and 2013, 19,000 option shares remain unissued.

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 40,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 10,000.  No shares were awarded during fiscal 2014 and 2013.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 200,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2014 and 2012, 152,500 and 149,500 option shares, respectively remain unissued.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 500,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2014 and 2013, 171,000 and 31,000 option shares, respectively remain unissued.

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”), as amended, provides for the grant of up to 25,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2010 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  The 2010 Plan was amended in fiscal 2012 from 500,000 option shares to 25,000,000 option shares.  As of November 30, 2014 and 2013, 24,650,253 option shares, respectively, remain unissued.

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the grant of up to 20,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2011 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an affiliate, 110% of the market price on the date of grant.  As of November 30, 2014 and 2013, 10,700,000 and 6,500,000 option shares, respectively remain unissued.

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 1,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

9.       Income Taxes

The Company has accumulated net operating losses of $32 million and $33 million for United States federal tax purposes at November 30, 2014 and 2013, respectively, some of which may be limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years.  These losses expire in fiscal years 2020 through 2033.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2014 and 2013 were as follows:

	2014	2013
		See Note 3 for Restatement
Deferred tax assets, net:
Net operating loss carry forwards	$10,930,000	$9,233,000
Allowance for doubtful accounts	—	1,000
Accrued pension	680,000	648,000
Interest	560,000	1,078,000
Other	10,000	9,000
Total	12,180,000	10,969,000
Valuation allowance	12,180,000	10,969,000
Net deferred assets	$—	$—

The valuation allowance increased to $12,180,000 at November 30, 2014 from $10,546,841 at November 30, 2013.

The following is a reconciliation of the tax provisions for the years ended November 30, 2014 and 2013 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2014	2013

Statutory federal income tax rate	34.0%	34.0%
Reduction of tax attributes due to discharge of indebtedness	(34.0)	(34.0)

Effective tax rate	—	—

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $2,700,000 in fiscal 2013, which is attributable to debt forgiveness and settlement of liabilities, is not included in taxable income of the Company as the Company is deemed insolvent for tax purposes.  The Company’s net operating loss carry forwards have been reduced by the amount of non-taxable debt forgiveness in each year.

The Company did not have any material unrecognized tax benefits as of November 30, 2014 and 2013. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2014 and 2013.  The Company is subject to United States federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2011 through 2014.

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

Debt

At November 30, 2014 and 2013, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Restricted Securities and Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of restricted securities and liabilities measured at fair value on a recurring basis as of November 30, 2014 and 2013.

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with non-observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2014
Restricted Securities	$1,040,000	$1,040,000	—	—
Derivative liability	$639,339	—	—	$639,339

November 30, 2013
Derivative liabilities	$1,805,170	—	—	$1,805,170

The Company has no instruments with significant off balance sheet risk.

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to 6.5 years; (2) a computed volatility rate of 339% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2013, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to 7.5 years; (2) a computed volatility rate of 232% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $110,000 change in our Level 3 fair value.

11.       Commitments and Contingencies

Operating Leases

The Company leases facilities under an operating lease agreement that can be canceled on its anniversary date with 60-day advance notice.

Rent expense was $9,075 and $11,709 in fiscal 2014 and 2013, respectively.

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

	2014	2013
Net income – numerator basic	$(458,798)	$443,657
Interest expense attributable to convertible notes, net	—	471,975
Net income plus interest expense attributable to convertible notes, net – numerator diluted	$(458,798)	$915,632
Weighted average common shares outstanding – denominator basic	980,488,901	633,006,599
Effect of dilutive securities, stock options and preferred stock	—	1,197,661,667
Weighted average dilutive common shares outstanding	980,488,901	1,830,668,266
Net income per common share – basic	$0.00	$0.00
Net income per common share – diluted	$0.00	$0.00

13. Related Party Transactions

We paid fees to a software consulting firm (“Consultant”) of $126,500 in fiscal 2014 and $191,500 in fiscal 2013. We owed the Consultant $0 and $18,570 at November 30, 2014 and 2013. All such work performed by the Consultant is the property of the Company.  Our Chief Information Officer has performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to a company controlled by the officer were subsequently distributed for the Consultant to appropriate vendors. For services rendered to the Consultant, our Chief Information Officer was paid $ 6,000 in fiscal 2014 and $11,500 in fiscal 2013.

At November 30, 2014 and 2013, the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $1,194,021 and $938,216, respectively.

At November 30, 2014 and 2013, the amount of unpaid salary owed to our chief information officer amounted to $20,000 and $39,947.

During the fiscal 2013, we sold to our chief executive officer a warrant to purchase 25,333,333 shares of common stock of the Company and to our chief information officer a warrant to purchase 20,000,000 shares of common stock. The Company received, in the aggregate, cash payments totaling $68,000. The warrants have a ten-year life and exercise price of $0.005.

 On September 30, 2014, a wholly-owned subsidiary of the Company entered into a contract of sale to transfer certain assets and liabilities, including a copy of internally developed mobile content delivery software to Vaxstar LLC (the “Buyer”). The Buyer simultaneously assigned the contract of sale to Valuesetters, Inc. (the “Assignee”). The Buyer agreed to pay the Company 40,000,000 shares of common stock, par value $0.001, of the Assignee, which are included in Marketable Securities at November 30, 2014. Although we had negotiated the details of the transaction with the Buyer before our Chief Investment Officer resigned from our Company, our former Chief Information Officer signed the purchase agreement as the Buyer’s Chief Executive Officer. We calculated a gain from the contract of sale amounting to $779,644, and recorded this gain as an addition to paid-in capital because of the related-party nature of the transaction.

14. Sale of Subsidiary

On November 30, 2013, our consolidated financial statements included a non-operating subsidiary with approximately $640,000 in liabilities and no assets. In December 2014, the company sold all 100% of the equity if the non-operating subsidiary for an aggregate consideration of $100. The sale resulted in a gain of $640,621, which is included in the Consolidated Statements of Income as a gain on the sale of a subsidiary. The gain on sale was calculated as follows:

Components of the gain
Liabilities as of November 30, 2013
Accounts payable	$443,898
Customer deposits	52,411
Accrued expenses and other current liabilities	111,650
Note payable	32,642
Total liabilities	$640,521
Cash received	100
Gain	$640,621

15. Partial Sale of a Business

Valuesetters, Inc. (the “Purchaser”) bought the fixed overhead, including equipment and back office operations, the majority of the customers and a copy of the source code (the “Partial Sale”) of Company’s wholly-owned subsidiary, TelcoSoftware.com Corp. (the “Subsidiary”), on September 30, 2014. The Subsidiary then became a wholesale customer of the Purchaser so that the Company could continue marketing its cloud-based VoIP product without incurring the fixed overhead costs assumed by the Purchaser. The Subsidiary received 40 million shares of common stock, or 8% of the outstanding shares of the Purchaser, which are valued at $1,040,000 at November 30, 2014. As a result of the Partial Sale, the Company’s revenues for the first quarter of fiscal 2015 are significantly diminished from the prior year. A presentation of the Company’s unaudited proforma income statement, had the Partial Sale not occurred, for the year ended November 30, 2014 is as follows:

Year Ended
11/30/2014
Revenue	$519,808

Loss from operations	$(855,730)

Net loss	$(463,952)

Loss per share	$0.00

The fair value of the marketable securities received by the Subsidiary as consideration for the sale at was $272,000 as of April 15, 2015. The Company does not consider the decrease in value from its November 30, 2014 level to be a permanent decline.

16. Subsequent Events

On January 1, 2014, the Company executed a settlement and release agreement with Pension Benefit Guarantee Corporation (“PBGC”) pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,001,984 at November 30, 2014. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

Between December 1, 2014 and April 24, 2015 the Company issued 2,129,509,324 shares of common stock upon the conversion of debt and 1,000,000,000 shares in conjunction with the acquisition of Canalytix.  As of April 24, 2015, there were 4,324,059,321 shares of common stock outstanding.  The new shares were issued in separate transactions with investors, each of which exercised its right to convert derivative securities issued by the Company in prior periods.  The issuances were exempt from registration under Section 5 of the Securities Act by reason of Section 4(2) of said Act, as the investors were sophisticated, were given access to information about the Company, and had taken the securities for investment. There were no underwriters.

On March 19, 2015 the Company filed a certificate of amendment of its certificate of incorporation in which the Board of Directors designated the Series H Preferred Stock from the Company’s previously authorized preferred stock with a par value per share of $0.00001. The number of shares of Series H Preferred Stock was set at 800,000 shares. Shares of Series H Preferred Stock have conversion rights into shares of Common Stock. The number of shares of Common Stock to which a holder of Series H Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by (a) multiplying the number of fully-diluted Common Shares by four (4), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Series H Preferred Stock being converted and the denominator of which will be the number of authorized shares of Series H Preferred Stock. Each share of Series H Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Corporation, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series H Preferred Stock are convertible on the record date for the stockholder action. In the event that the Corporation’s Board of Directors declares a dividend payable to holders of any class of stock, the holder of each share of Series H Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company’s Common Stock into which that holder’s Series H Preferred Stock could be converted on the record date for the dividend. Upon the liquidation, dissolution and winding up of the Corporation, the holders of the Series H Preferred Stock shall be entitled to receive in cash out of the net assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock or to the holders of any other class or series of equity stock, an amount equal to eighty percent (80%) of said net assets multiplied by a fraction, the numerator of which shall be the number of outstanding shares of Series H Preferred Stock on the record date for the distribution and the denominator of which shall be the number of authorized shares of Series H Preferred Stock.

On March 26, 2015, the Company executed a securities purchase agreement (the “Agreement”) with Flux Carbon Corporation (“FCC”), pursuant to which the Company acquired from FCC 90% of the issued and outstanding equity of Canalytix LLC in consideration of the issuance by the Company of 1,000,000,000 shares of common stock, par value $0.00001 (the “Common Stock”), and 100,000 shares of Series H preferred stock, par value $0.00001 (the “Series H Preferred Stock”) of the Company. The sale of 1,000,000,000 shares of Common Stock to the FCC gives the FCC a 23% ownership stake in the Common Stock of the Company, which now has 4,324,059,321 shares of Common Stock outstanding. The sale of 100,000 shares of the Series H Preferred Stock gives the FCC an additional 10% of the voting power and equity in the Company. The initial accounting for the business combination is incomplete until an independent auditor can verify account balances. Canalytix LLC was formed in 2013 to develop and market energy and resource efficiency technologies and products, and is currently focused on doing so for indoor plant growth clients in the Colorado and other qualified markets. Canalytix holds exclusive distribution rights to technology developed by Noveda Technologies, Inc., in hydroponic and other indoor plant growth applications. Noveda is an innovative leader in real-time, web-based energy and water monitoring. Noveda's patented software as a service (SaaS) solutions help reduce energy and water usage, optimize performance of renewable energy systems, and reduce the carbon footprint for customers across commercial/retail, industrial, government, education, and utility sectors. Noveda also offers real-time collaboration tools that leverage social media to educate and empower stakeholder communities and make the smart grid a reality today.

On April 21, 2015, a $63,000 convertible promissory note, due on June 26, 2015 to Diamond Remark, Inc., which was in default, was assigned to EXO Opportunity Fund LLC, which purchased all the debt owed by the Company to Diamond Remark, Inc.