Form 10-Q
period 2015-02-28
PERVASIP CORP
filed 2015-06-08
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

As of June 8, 2015, the Company had 4,702,630,209 shares of its common stock, par value $0.00001 per share, issued and outstanding.

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2015	November 30, 2014

ASSETS

Current assets:
Cash and cash equivalents	$2,623	$1,832
Marketable securities	216,000	1,040,000
Prepaid expenses and other current assets	1,165	3,337
Total current assets	219,788	1,045,169

Other assets	5,151	7,119
Total assets	$224,939	$1,052,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $46,835 and $189,270 at February 28, 2015 and November 30, 2014, respectively	$4,242,109	$4,631,122
Accounts payable and other accrued liabilities	1,958,964	1,966,224
Accounts payable and other accrued liabilities – related party	331,516	410,333
Due to Pension Benefit Guaranty Corporation	2,026,768	2,001,984
Related party debt	847,827	804,078
Derivative liabilities	2,770,117	639,339
Total current liabilities	12,177,301	10,453,080

Total liabilities	12,177,301	10,453,080

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 1,000,000 shares authorized
Series D: 51 shares issued and outstanding, respectively	—	—
Convertible preferred stock, $0.00001 par value; 20,000,010 authorized
Series E: 10 and 0 shares issued and outstanding, respectively	—	—
Series F: 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Series G: 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Common stock, $0.00001 par value; 8,978,999,990 shares
authorized, 2,404,058,781 and 1,194,549,997 shares issued and
outstanding in 2015 and 2014, respectively	24,041	11,945
Capital in excess of par value	41,964,487	41,750,912
Accumulated deficit	(53,718,273)	(51,764,832)
Accumulated other comprehensive income (loss)	(222,817)	601,183
Total stockholders’ deficit	(11,952,362)	(9,400,792)
Total liabilities and stockholders’ deficit	$224,939	$1,052,288

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	February 28, 2015	February 28, 2014
		(Restated)

Revenues	$894	$213,662

Costs and expenses:
Cost of services	626	124,034
Selling, general and administrative	67,318	359,566
Total costs and expenses	67,944	483,600

Loss from operations	(67,050)	(269,938)

Other income (expense):
Interest expense	(354,767)	(518,851)
Amortization of deferred finance costs	(5,305)	(17,859)
Gain on troubled debt restructuring	527,469	—
Gain on sale of subsidiary	—	640,180
Gain on settlement of derivative liabilities	115,953	300,686
Gain (loss) on change in derivative liabilities	(2,169,741)	253,827
Total other income (expense)	(1,886,391)	657,983
Net income (loss)	(1,953,441)	388,045

Accretion of preferred stock dividends - beneficial conversion feature	(36,541)	—
Net income (loss) attributable to common stockholders	$(1,989,982)	$388,045

Basic earnings (loss) per share	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	1,666,509,278	884,733,330
Diluted	1,666,509,278	2,097,022,786

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	February 28, 2015	February 28, 2014
		(Restated)

Net income (loss)	$(1,953,441)	$388,045

Other Comprehensive income:
Decrease in value of restricted securities	(824,000)
Comprehensive income (loss)	$(2,777,441)	$388,045

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	February 28, 2015	February 28, 2014
Operating activities:		(Restated)
Net income (loss)	$(1,953,441)	$388,045
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,000	7,946
Provision for bad debts	—	(1,107)
Amortization of debt discount	217,425	373,225
Amortization of financing costs	5,305	17,859
Gain on troubled debt restructuring	(527,469)	—
Gain on sale of subsidiary	—	(640,180)
Gain on settlement of derivative liabilities	(115,953)	(300,686)
Change in fair value of derivative liabilities	2,169,741	(253,827)
Changes in operating assets and liabilities:
Accounts receivable	—	540
Prepaid expenses and other current assets	2,172	5,970
Other assets	(3,337)	(34,126)
Accounts payable and accrued liabilities	67,632	188,776
Accounts payable and accrued liabilities – related party	84,932	55,881
Due to Pension Benefit Guaranty Corporation	24,784	23,635
Net cash used in operating activities	(24,209)	(168,049)

Cash flows from financing activities:
Proceeds from borrowings	25,000	222,500
Principal payments of debt	—	(60,368)
Net cash provided by financing activities	25,000	162,132

Increase / (decrease) in cash and cash equivalents	791	(5,917)
Cash and cash equivalents at beginning of period	1,832	17,242
Cash and cash equivalents at the end of period	$2,623	$11,325
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$34,493
Non-cash financing transactions:
Fair value of derivative liabilities to discount on debt	$74,990	$230,837
Settlement of accrued interest with issuance of preferred stock	$100,000	$—
Settlement of payables with issuance of warrants	$20,000	$—
Conversion of accrued liabilities to notes payable	$118,641	$73,934

See accompanying notes to the unaudited condensed consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at November 30, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-month period ended February 28, 2015, are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2014.

For a summary of significant accounting policies (which have not changed from November 30, 2014), see the Company’s Annual Report on Form 10-K for the year ended November 30, 2014.

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

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its operations in recent years and as of February 28, 2015, the Company has negative working capital of $11,957,513 and a stockholders’ deficit of $11,952,362. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, debt payments and working capital requirements.

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

Note 4 – Major Customers

As of February 28, 2015, all customers are on a prepaid basis.

During the three-month periods ended February 28, 2015 and 2014, one customer accounted for 0% and 38%, respectively, of the Company’s revenues.

As of February 28, 2015 and 2014, no customer accounted for 10% or more of the Company’s accounts receivable balance.

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

	Three months ended February 28,
	2015	2014
Net income (loss) – attributable to common stockholders basic	$(1,989,982)	$388,045
Interest expense – convertible notes	—	76,493
Net income (loss) – attributable to common stockholders diluted	$(1,989,982)	$464,538

Weighted average common shares outstanding - basic	1,666,509,278	884,733,330
Effect of dilutive securities	—	1,212,279,456
Weighted average common shares outstanding – diluted	1,666,509,278	2,097,022,786

Earnings (loss) per common share - basic	$(0.00)	$0.00
Earnings (loss) per common share - diluted	$(0.00)	$0.00

Approximately 11,903,811,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the three-month period ended February 28, 2015 because the effect would be anti-dilutive. Also excluded are shares of common stock issuable upon the conversion of our Series E, F and G preferred stock. At February 28, 2015, Series E preferred shares could convert into approximately 9,696,235,000 shares of common stock. Series F and G preferred shares are not convertible at February 28, 2015. Approximately 86,919,000 shares of common stock issuable upon the exercise of our outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the three-month period ended February 28, 2014 because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the three-month periods ended February 28, 2015 and 2014, the Company recorded $4,000 and $7,946, respectively, in stock-based compensation expense. As of February 28, 2015, there no remaining unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At February 28, 2015 and November 30, 2014, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at February 28, 2015 and November 30, 2014 was $2,026,768 and $2,001,984, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the three-month periods ended February 28, 2015 and 2014.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the three-month periods ended February 28, 2015 and 2014.

Effective January 14, 2015, the Company executed a settlement and release agreement with the PBGC pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,026,768 at February 28, 2015. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

Note 9 – Debt

	February 28, 2015	November 30, 2014
Debt due to Laurus	$1,804,700	$2,266,186
Convertible debt due to Secured Lender	1,930,000	1,935,190
Convertible debt due to various lenders	383,750	448,520
Other short-term debt due to various lenders	170,494	170,496
Total debt	4,288,944	4,820,392
Less: current portion of long-term debt	(4,242,109)	(4,631,122)
Less: discount on debt	(46,835)	(189,270)
Total long-term debt	$—	$—

Debt due to Laurus

As of February 28, 2015 and November 30, 2014, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates (“Laurus”), $1,804,700 and $2,266,186, respectively.   All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and had signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties did not fulfill all of the terms of the agreements and $1,804,700 and $2,266,186 of debt remains due to Laurus at February 28, 2015 and November 30, 2014, respectively.

On December 31, 2014, Laurus and the Company again entered into an agreement (the “Settlement Agreement”) to assign the remaining debt to a third party for $100,000. In the first quarter of fiscal 2015, $30,000 of the $100,000 was paid, and the Company recognized a $497,279 gain from troubled debt restructuring on the pro-rata reduction of the debt due to Laurus. The Settlement Agreement was then assigned to EXO Opportunity Fund, which has agreed to pay the remaining $70,000 to Laurus. Such payment would eliminate the balances due from the Company to Laurus and release the security interest and liens filed by Laurus.

Convertible debt due to Secured Lender

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. Factor Fund did not abide by the contractual terms of the assignment agreement; therefore, at February 28, 2015 and November 30, 2014, the Company is still obligated to Laurus as noted above.

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

The Amended Notes originally matured on December 31, 2014. Amended Note 1 was modified in January 2015 to mature on December 31, 2015 and the Fund agreed that upon payment in full of the remaining balance of Amended Note 1, that Amended Note 2 would be considered paid in full.  Interest accrues on the unpaid principal and interest on the notes at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the volume weighted average price of the common stock for the 45 trading days immediately prior to the conversion date.  During the three months ended February 28, 2014, the Fund converted $273,400 of principal into 203,000,000 shares of common stock of the Company. No conversions were recorded during the three months ended February 28, 2015.

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

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $1,103,940 at the issuance date. Debt discount was recorded up to the $625,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $478,940 was expensed immediately as additional interest expense

In conjunction with the New Note, the Company agreed to implement a salary deferral plan to reduce the cash expenditures for personnel, to limit its cash expenditures to certain pre-approved items, and to accrue an additional fee to the Fund of $150,000, which was included in interest expense and added to the principal balance of Amended Note 1.   The Fund agreed to limit its sales of the Company’s common stock, to not engage in any short transactions involving the Company’s common stock, and to not require the Company to increase its authorized shares of common stock for a certain time period, even though the financing documents require the Company to reserve authorized shares for issuance to the Fund, if the Fund desired to convert existing debt into shares of common stock.

Effective January 20, 2015, the Company signed a debt modification agreement with the Fund. The modification reduced the outstanding balance on Amended Note 1 from $280,190 to $250,000, and provided that upon the completion of the payments required to retire Amended Note 1, the outstanding balance of Amended Note 2 would be reduced to from $1,000,000 to $0. The Fund subsequently assigned the remaining balance of Amended Note 1 and the related security agreements to EXO Opportunity Fund LLC (“EXO”). The Company also received $25,000 in cash in February 2015, in conjunction with a variable rate convertible debenture payable to EXO (“the EXO Note), which matures on December 31, 2015, bears interest at an annual rate of 6%, and is subject to the same security agreements as Amended Note 1.

The conversion price of the EXO Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the note was $74,990 at the issuance date. Debt discount was recorded up to the $25,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $49,990 was expensed immediately as additional interest expense.

On January 21, 2015, the Company signed a second debt modification agreement with the Fund. This modification provided for the reduction of the principal balance of the New Note from $634,600 to $250,000, subject to certain conditions precedent. The Fund assigned a $250,000 portion of the New Note and the related security agreements to two new debt holders in equal amounts of $125,000 each. Subsequent to the balance sheet date of February 28, 2015, the Company met the conditions precedent in the debt modification agreement, and recognized a gain of $384,600 in its second quarter of fiscal 2015.

In conjunction with the debt modification agreement for Amended Note 1, the Company recognized a gain on troubled debt restructuring of $30,190, which combined with the gain on the Settlement Agreement with Laurus, provided an aggregate gain on troubled debt restructuring of $527,469 for the three-month period ended February 28, 2015.

The Amended Notes, New Note and EXO Note (the “Secured Lenders”) are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of security agreements executed by the Company and its subsidiaries in favor of the Fund.  In addition, the Company’s chief executive officer pledged his voting control of the Company pursuant to a stock pledge agreement in favor of the Secured Lenders, to further secure the Company’s obligations.  If an event of default occurs under the security agreement, the stock pledge agreement, the Amended Notes , the New Note or the EXO Note, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.

At February 28, 2015 and November 30, 2014, the Company owed the Fund $1,930,000 and $1,935,190, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At February 28, 2015 and November 30, 2014, the Company owed a lender $138,000, in connection with two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

At February 28, 2015 and November 30, 2014, the Company owed another lender $63,000 in convertible debt with a minimum conversion price of $0.00005 per share. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. Effective March 3, 2015, the lender notified the Company it was in default and that in accordance with the default provisions of the lending agreement, the amount of principal that the Company was required to pay back to the lender via debt conversions, was increased to $94,500. On April 21, 2015, the lender assigned the note to EXO.

At February 28, 2015 and November 30, 2014, a total of $201,000 of convertible debt with a fixed conversion rate was outstanding.

Convertible debt with a variable conversion rate issued for cash

During the three months ended February 28, 2014, the Company received a total of $152,500 in cash from two lenders for convertible debt. The convertible debt bears interest at an annual rate of 6% to 8% is due between June and October 2015. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company, subject to a limit of 4.99% of the outstanding shares, at a price discount ranging from 30% to 42% of the price of the common stock as defined in the agreements.

The conversion price of the $152,500 of variable conversion price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $163,714 at the issuance dates. The debt was recorded as a debt discount of $152,102 and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $11,612 was expensed immediately as additional interest expense.

At February 28, 2015 and November 30, 2014, a total of $115,000 and $179,770 of variable-rate convertible debt that had been issued for cash was outstanding, respectively.

Convertible debt with a variable conversion rate assigned to lenders

During the three months ended February 28, 2015 and 2014, no other debt with a variable conversion rate was assigned to a lender. At February 28, 2015 and November 30, 2014, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

At February 28, 2015 and November 30, 2014, a total of $383,750 and $448,520 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the three months ended February 28, 2015 and 2014, the Company received $0 and $30,000, respectively from lenders in exchange for notes payable that had no conversion features.

At February 28, 2015 and November 30, 2014, the Company owed various lenders approximately $170,500 for non-convertible notes. Cash payments were made on these notes of $0 and $60,368 during the three months ended February 28, 2015 and 2014, respectively. Other short-term debt carries an interest rate of 0% to 17% over the term of the loans, and includes cash advances (the “Cash Advances”) from lenders that purchased future sales. The Company agreed to repay the Cash Advances at a premium to the amount received from the lender. For the three months ended February 28, 2015 and 2014, $0 and $26,668, respectively, of amortization of premium from the Cash Advances is included in interest expense. At February 28, 2015 and November 30, 2014, Cash Advances totaled $67,196. Assets of a subsidiary of the Company secure the Cash Advances, which are currently in default.

Note 10 - Derivative Liabilities

The Company evaluated its convertible note agreements pursuant to ASC 815 and for those notes in which there was no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for its convertible notes. The Company valued the embedded derivatives using the Black-Scholes valuation model.

Convertible debt with a variable conversion feature

In 2015, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.84 years; (2) a computed volatility rate of 775%; (3) a discount rate of 1%; and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.84 years; (2) a computed volatility rate of 201%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .32 to .84 years; (2) a computed volatility rate of 775%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .84 years; (2) a computed volatility rate of 201%; (3) a discount rate of 1%; and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Tainted warrants

The Company also evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to settle the instruments with shares of the Company’s stock as the number of shares issuable cannot be estimated and could exceed the amount of authorized shares available to be issued by the Company. The Company valued the embedded derivatives within the warrants using the Black-Scholes valuation model.

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .96 to 8.33 years; (2) a computed volatility rate of 775%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .76 to 9.33 years; (2) a computed volatility rate of 201%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the three months ended February 28, 2015 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion	Balance at
	November 30,	securities during	derivative	of	February 28,
	2014	the period	liabilities	debt to equity	2015
Variable convertible debt	$527,781	$74,990	$2,049,033	$(115,953)	$2,535,852
Tainted convertible debt	106,246	—	106,082	—	212,328
Tainted warrants	5,312	2,000	14,625	—	21,937
	$639,339	$76,990	$2,169,741	$(115,953)	$2,770,117

Activity for embedded derivative instruments during the three months ended February 28, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion	Balance at
	November 30,	securities during	derivative	of	February 28,
	2013	the period	liabilities	debt to equity	2014
Variable convertible debt	$1,467,182	$230,837	$(117,289)	$(300,920)	$1,279,810
Tainted convertible debt	139,953	—	(121,361)	—	18,592
Tainted warrants	198,035	—	(15,177)	—	50,031
	$1,805,170	$230,837	$(253,827)	$(300,920)	$1,348,433

Note 11 – Income Taxes

At February 28, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32,000,000 that expire in the years 2015 through 2034. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Note 12 – Stockholders’ Equity

As discussed in Note 9, the Company entered into various transactions where it issued convertible notes to third parties. Such convertible notes allowed the debt holders to convert outstanding debt principal into shares of the Company’s common stock at a discount to the trading price of the common stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, in the three-month period ended February 28, 2015, $103,870 of principal and accrued interest was converted into 1,169,508,784 shares of common stock. Also during the first quarter of 2015, the Company issued 40,000,000 shares of common stock for services rendered, which was valued at $4,000.

On January 13, 2015, 10 shares of Series E Preferred, 10,000,000 shares of Series F Preferred and 10,000,000 shares of Series G preferred were issued to our chief executive officer in exchange for $100,000 in debt.

The Series E Preferred has voting rights equal to 400% of the sum of the common stock, Series D Preferred, Series F Preferred and Series G Preferred, but no dividend rights and no liquidation rights. The Series E Preferred is convertible into the number of common shares equal to its voting rights.

The Series F Preferred has voting rights equal to 100 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series F Preferred Stock shall be convertible at any time after their six-month anniversary date, if the Company is current with the filing of public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934, or after twelve months if such reports are not filed, into the number of shares of the Corporation's common stock, equal to the price of the Series F Preferred Stock of $2.50 per share, divided by the par value of the Series F Preferred, subject to adjustment as may be determined by the Board of Directors. Shares of Series F Preferred Stock are anti-dilutive to reverse splits, so that in the event of a reverse split, the shares are convertible into the same number of common shares after the reverse split as would have been issued before the reverse split. The conversion rate of Series F Preferred Stock, however, increases proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

The Series G Preferred has voting rights equal to 10 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series G Preferred Stock shall be convertible, at any time after their six-month anniversary date, if the Company is current with the filing of public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934, or after twelve months if such reports are not filed, into 500 shares of the Corporation's common stock. Shares of Series G Preferred Stock are anti-dilutive to reverse splits, so that in the event of a reverse split, the shares are convertible into the same number of common shares after the reverse split as would have been issued before the reverse split. The conversion rate of Series G Preferred Stock, however, increases proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series E, F and G Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the newly issued preferred stock is more akin to equity than debt, as the preferred stock has no redemption features and dividends have not been provided for in the preferred stock designations.

Each share of Series F and Series G convertible preferred stock is convertible into 250,000 and 500 shares of Common Stock, respectively, which gives the holder of the Series F and Series G a beneficial conversion price. At the issuance date of January 13, 2015, the effective conversion price was less than the fair value of the common stock into which the preferred shares are convertible. Consequently, the Company recognized a beneficial conversion feature (“BCF”). The intrinsic value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company recorded a discount on the preferred stock of $100,000 from the value of the Series F and Series G shares issued in exchange for outstanding payables to the chief executive officer (see Note 13 – Related Party Transactions). The discount is being accreted to preferred stock dividends over a six-month period, as the preferred stock is convertible after six months (date of earliest conversion). Accretion amounted to $36,541 for the three-month period ended February 28, 2015.

On March 19, 2015 the Company filed a certificate of amendment of its certificate of incorporation in which the Board of Directors designated the Series H Preferred Stock from the Company’s previously authorized preferred stock with a par value per share of $0.00001. The number of shares of Series H Preferred Stock was set at 800,000 shares. Shares of Series H Preferred Stock have conversion rights into shares of Common Stock. The number of shares of Common Stock to which a holder of Series H Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by (a) multiplying the number of fully-diluted Common Shares by four (4), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Series H Preferred Stock being converted and the denominator of which will be the number of authorized shares of Series H Preferred Stock.  If the Company delays in issuing shares of Common Stock beyond three trading days after the Company receives a notice of conversion from a Series H Preferred Stock shareholder, the Company is required to pay for the losses incurred by the Series H Preferred Stock shareholder as a result of the delay.

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

Effective March 26, 2015, the Company issued 1,000,000,000 shares of common stock and 100,000 shares of its Series H Preferred stock to Flux Carbon Corporation, in conjunction with the purchase of 90% of the equity of Canalytix LLC (“Canalytix”).

Note 13 – Related Party Transactions

We paid fees to a third-party intellectual property development firm (the “Consultant”) for the three-month periods ended February 28, 2014 of $48,000. One of our former officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

At February 28, 2015 and November 30, 2014, we owed our chief executive officer $1,179,343 and $1,194,021, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first three months of fiscal 2015, the Company settled $100,000 in outstanding payables to the chief executive officer of by issuing 10,000,000 shares each of the Company’s Series F and G preferred stock and 10 shares of the Company’s Series E stock.

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

Valuation Hierarchy

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of February 28, 2015 and November 30, 2014:

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with non-observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

February 28, 2015

Restricted securities	$216,000	$216,000	—	—
Derivative liability	$2,770,117	—	—	$2,770,117

November 30, 2014

Restricted securities	$1,040,000	$1,040,000
Derivative liability	$639,339	—	—	$639,339

The Company has no instruments with significant off balance sheet risk.

In 2015, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 8.33 years; (2) a computed volatility rate of 775% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 9.33 years; (2) a computed volatility rate of 339% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

Note 15 – Restatement

During 2015, the Company determined that it should have recorded and valued tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued financial statements for the three-month period ended February 28, 2014. The restatement resulted in a decrease in beginning Retained Deficit at December 1, 2013 of $132,826, and a gain of $253,827 for the three-month period ended February 28, 2014, or a decrease of $31,650, as compared to a gain of $285,477 that had previously been reported. The Company also reclassified deferred financing costs of $17,859 from selling, general and administrative costs, to other expense.

The Company restated its consolidated financial statements as of and for the three months ended February 28, 2014 as follows:

	Three Months Ended February 28, 2014

	As Originally Reported	Adjustments		As Restated
Selling, general and administrative costs	$377,425	$(17,859)	(1)	$359,566
Other expense – deferred finance costs	—	17,859	(1)	17,829
(Gain) loss on value of derivative liabilities	(285,477)	(31,650)	(2)	(253,827)

Adjustments to consolidated financial statements:

(1)	To reclassify deferred finance expense to other expenses.
(2)	To record gain on the settlement of derivative liabilities.

For the three-months ended February 28, 2014, the restatement increased income from continuing operations by $17,859, decreased net income by $31,650, and had no effect on earnings per share, which remained at $0.00.

Note 16 - Subsequent Events

Between March 1, 2015 and May 30, 2015 the Company issued 1,298,571,428 shares of common stock upon the conversion of debt and 1,000,000,000 shares in conjunction with the acquisition of Canalytix.  As of May 29, 2015, there were 4,702,630,209 shares of common stock outstanding.  The new shares upon conversion of debt were issued in separate transactions with investors, each of which exercised its right to convert derivative securities issued by the Company in prior periods.  The issuances were exempt from registration under Section 5 of the Securities Act by reason of Section 4(2) of said Act, as the investors were sophisticated, were given access to information about the Company, and had taken the securities for investment. There were no underwriters.

On March 19, 2015 the Company filed a certificate of amendment of its certificate of incorporation in which the Board of Directors designated the Series H Preferred Stock, and corrected prior designations of preferred stock, from the Company’s previously authorized preferred stock with a par value per share of $0.00001. The number of shares of Series H Preferred Stock was set at 800,000 shares. Shares of Series H Preferred Stock have conversion rights into shares of Common Stock. The number of shares of Common Stock to which a holder of Series H Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by (a) multiplying the number of fully-diluted Common Shares by four (4), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Series H Preferred Stock being converted and the denominator of which will be the number of authorized shares of Series H Preferred Stock. Each share of Series H Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Corporation, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series H Preferred Stock are convertible on the record date for the stockholder action. In the event that the Corporation’s Board of Directors declares a dividend payable to holders of any class of stock, the holder of each share of Series H Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company’s Common Stock into which that holder’s Series H Preferred Stock could be converted on the record date for the dividend. Upon the liquidation, dissolution and winding up of the Corporation, the holders of the Series H Preferred Stock shall be entitled to receive in cash out of the net assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock or to the holders of any other class or series of equity stock, an amount equal to eighty percent (80%) of said net assets multiplied by a fraction, the numerator of which shall be the number of outstanding shares of Series H Preferred Stock on the record date for the distribution and the denominator of which shall be the number of authorized shares of Series H Preferred Stock.

On March 26, 2015, the Company executed a securities purchase agreement (the “Agreement”) with Flux Carbon Corporation (“FCC”), pursuant to which the Company acquired from FCC 90% of the issued and outstanding equity of Canalytix in consideration of the issuance by the Company of 1,000,000,000 shares of common stock, par value $0.00001 (the “Common Stock”), and 100,000 shares of Series H preferred stock, par value $0.00001 (the “Series H Preferred Stock”) of the Company. The sale of 1,000,000,000 shares of Common Stock to the FCC gives the FCC a 21% ownership stake in the Common Stock of the Company, which now has 4,702,630,209 shares of Common Stock outstanding. The sale of 100,000 shares of the Series H Preferred Stock gives the FCC an additional 10% of the voting power and equity in the Company. The initial accounting for the business combination is incomplete until an independent auditor can verify account balances. Canalytix was formed in 2013 to develop and market energy and resource efficiency technologies and products, and is currently focused on doing so for indoor plant growth clients in the Colorado and other qualified markets. Canalytix holds exclusive distribution rights to technology developed by Noveda Technologies, Inc., in hydroponic and other indoor plant growth applications. Noveda is an innovative leader in real-time, web-based energy and water monitoring. Noveda's patented software as a service (SaaS) solutions help reduce energy and water usage, optimize performance of renewable energy systems, and reduce the carbon footprint for customers across commercial/retail, industrial, government, education, and utility sectors. Noveda also offers real-time collaboration tools that leverage social media to educate and empower stakeholder communities and make the smart grid a reality today.

On May 15, 2015, FFC signed a written agreement with the Company to reduce the number of shares of common stock of the Company that it owns, initially 1,000,000,000 shares, by an amount equal to the number of shares that the Company issues to its remaining secured debt holders. After conversion notices are received by the Company from any secured debt holder with an outstanding balance as of May 15, 2015, and the Company issues shares of common stock to retire the debt, the Company shall present evidence of the share issuance to FCC, and FCC shall return the same number of shares to the Company’s treasury.

On May 11, 2015 the Company signed a securities purchase agreement with Flux Carbon Starter Fund LLC (“Flux”) for the sale of a convertible promissory note (the “Note”) in the principal amount of $140,000. The Note, which is due on December 31, 2015, bears interest at the rate of 6% per annum. All principal and accrued interest on the Note is convertible into shares of the Company's common stock at the election of Flux, at a conversion price equal to $0.002 per share. If the Company desires to exercise its right to prepay any portion of the Note before it matures or is converted into shares of the Company’s common stock, the Company may deliver a prepayment notice to Flux, three days before a prepayment is made. The prepayment amount shall equal 130% multiplied by the amount of the outstanding balance paid by the Company.

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

Plan of Operation

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

Results of Operations

For the Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014

Our revenue for the three-month period ended February 28, 2015 decreased by $212,768, or 99.6%, to $894, as compared to $213,662 reported for the three-month period ended February 28, 2014. The decrease in revenues was due to the sale of most of our customers on September 30, 2014. We believe we are now in a better position to rebuild our revenues because our operating losses have decreased.

For the three-month period ended February 28, 2015, our gross profit amounted to $268, which was a decrease of $89,360 from the gross profit of $89,628 reported in the three-month period ended February 28, 2014. The reduction in gross profit is attributable to the sale of most of our customers in the fourth quarter of fiscal 2014.

Selling, general and administrative expenses decreased by $292,248 or 81%, to $67,318 for the three-month period ended February 28, 2015 from $359,566 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost and other cost cutting associated with the sale of most of our customers in the fourth quarter of fiscal 2014.

As a result of the above noted changes, our loss from operations for the three-month period ended February 28, 2015 decreased by $202,888 to $67,050 from $269,938 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense decreased by $162,084 to $356,767 for the three-month period ended February 28, 2015 as compared to $518,851 for the prior-year fiscal period. The decrease in interest expense is attributable to less debt outstanding and larger borrowings in the first quarter of fiscal 2014 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in significant amounts of amortization of debt discount.

•	For the three-month period ended February 28, 2015, we reported a gain on troubled debt restructuring of $527,469, as compared to no transactions reported in the three-month period ended February 28, 2014. In the first quarter of fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in the prior-year fiscal period.

•	For the three-month period ended February 28, 2014, we reported a gain on the sale of a subsidiary of $640,180, as compared to $0 reported in the three-month period ended February 28, 2015. No such gain occurred in the three-month period ended February 28, 2015.

•	For the three-month period ended February 28, 2015, we reported a gain on the extinguishments settlement of liabilities of $115,953, as compared to a gain of $300,686 in the three-month period ended February 28, 2014. Each instance of a liability extinguishment is contingent upon the terms we can negotiate for a particular transaction.

•	For the three-month period ended February 28, 2015, we had a loss from the change in the valuation of derivative liabilities of $2,169,741, as compared to a gain of $253,827 for the period three-month period ended February 28, 2014. The loss in three-month period ended February 28, 2015 is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter. The gain in fiscal 2014 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the three-month period ended February 28, 2015 was a net loss of $1,953,441 compared to net income of $388,045 reported in the prior-year fiscal period.

Liquidity and Capital Resources

At February 28, 2015, we had cash and cash equivalents of $2,623 and negative working capital of $11,957,513.

Operating activities for the three months ended February 28, 2015 used $24,209 of cash, consisting principally of a net loss of $1,953,441, offset by approximately $1,753,000 in non-cash income statement charges and approximately $176,000 in changes in operating assets and liabilities. Operating results for the three months ended February 28, 2014 used $168,049 of cash, consisting principally of net income of $388,045 plus approximately $241,000 in changes in operating assets and liabilities, offset by approximately $797,000 in non-cash income statement charges.

Net cash provided by financing activities aggregated $25,000 and $162,132 for the three-month periods ended February 28, 2015 and 2014, respectively. In the three months ended February 28, 2015, cash provided by financing activities resulted from proceeds from short-term borrowings of $25,000. For the three months ended February 28, 2014, cash provided by financing activities resulted from proceeds from short-term borrowing of $222,500, less repayments of debt of $60,368.

For the three months ended February 28, 2015 and 2014, we had no capital expenditures. We do not expect to make equipment purchases in the remainder of fiscal 2015.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Our operating losses have been funded through the issuance of equity securities and borrowings. Management anticipates that we will be dependent, for the near future, on our ability to obtain additional capital to fund our operating expenses and anticipated growth. The report of our independent registered public accounting firm, included in our Form 10-K for the year ended November 30, 2014 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

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

PERVASIP CORP.

Date: June 8, 2015	By:	/s/ Paul H. Riss
		Name:	Paul H. Riss
		Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)