Form 10-Q
period 2015-05-31
PERVASIP CORP
filed 2015-08-18
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

As of August 17, 2015, the Company had 3,943,106,209 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2015	November 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$6,309	$1,832
Marketable securities	116,000	1,040,000
Prepaid expenses and other current assets	—	3,337
Total current assets	122,309	1,045,169

Other assets	54,151	7,119
Excess of purchase price over net assets acquired-Canalytix acquisition	410,839	—
Total assets	$587,299	$1,052,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $149,897 and $189,270 at May 31, 2015 and November 30, 2014, respectively	$3,767,499	$4,631,122
Accounts payable and other accrued liabilities	1,984,308	1,966,224
Accounts payable and other accrued liabilities – related party	351,292	410,333
Due to Pension Benefit Guaranty Corporation	2,052,418	2,001,984
Related party debt	891,576	804,078
Derivative liabilities	1,475,587	639,339
Total current liabilities	10,522,680	10,453,080

Long-term debt less current portion	414,401	—
Total liabilities	10,937,081	10,453,080

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 21,000,010 shares authorized
Series D: 51 shares issued and outstanding, respectively	—	—
Convertible preferred stock, $0.00001 par value;
Series E: 10 and 0 shares issued and outstanding, respectively	—	—
Series F: 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Series G: 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Series H: 100,000 and 0 shares issued and outstanding, respectively	1	—
Common stock, $0.00001 par value; 8,978,999,990 shares
authorized, 3,702,630,209 and 1,194,549,997 shares issued and
outstanding in 2015 and 2014, respectively	37,026	11,945
Capital in excess of par value	42,225,001	41,750,912
Accumulated deficit	(52,293,158)	(51,764,832)
Accumulated other comprehensive income (loss)	(322,817)	601,183
Total Pervasip Corp. stockholder’s deficit	(10,353,747)	(9,400,792)
Noncontrolling interest in subsidiary	3,965	—
Total stockholders’ deficit	(10,349,782)	(9,400,792)
Total liabilities and stockholders’ deficit	$587,299	$1,052,288

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
		Restated		Restated
Revenues (includes related party revenue of $65,000 for the six and three-month periods ended May 31, 2015)	$66,821	$451,015	$65,927	$237,353

Costs and expenses:
Cost of services	12,225	237,489	11,599	113,455
Selling, general and administrative	167,966	679,338	100,648	319,782
Total costs and expenses	180,191	916,827	112,247	433,237

Loss from operations	(113,370)	(465,812)	(46,320)	(195,884)

Other income (expense):
Interest expense	(589,317)	(818,552)	(234,550)	(299,701)
Amortization of deferred finance costs	(5,305)	(42,725)	—	(24,866)
Gain on troubled debt restructuring	2,065,614		1,538,145	—
Gain on sale of subsidiary		640,180	—	—
Gain on settlement of derivative liabilities	1,223,448	300,686	1,107,495	—
Gain (loss) on change in derivative liabilities	(3,017,461)	14,072	(847,720)	(239,755)
Total other income (expense)	(323,021)	93,661	1,563,370	(564,322)
Net income (loss)	(436,391)	(372,151)	1,517,050	(760,206)
Income from noncontrolling interest	3,965	—	3,965	—
Net income (loss) attributable to Pervasip Corp.	(440,356)	(372,151)	1,513,085	(760,206)
Accretion of preferred stock dividends - beneficial conversion feature	87,970	—	51,429	—
Net income (loss) attributable to common stockholders	$(528,326)	$(372,151)	$1,461,656	$(760,206)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	2,448,541,449	946,116,664	3,231,962,508	1,007,499,997
Diluted	2,448,541,449	946,116,664	25,626,238,785	1,007,499,997

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
		Restated		Restated
Net income (loss)	$(436,391)	$(372,151)	$1,517,050	$(760,206)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(924,000)	—	(100,000)	—
Comprehensive income (loss)	$(1,360,391)	$(372,151)	$1,417,050	$(760,206)

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	May 31, 2015	May 31, 2014
Operating activities:		Restated
Net loss	$(436,391)	$(372,151)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,000	13,297
Provision for bad debts	—	(731)
Amortization of debt discount	305,153	529,375
Amortization of financing costs	5,305	—
Gain on troubled debt restructuring	(2,065,614)	—
Gain on sale of subsidiary	—	(640,180)
Gain on settlement of derivative liabilities	(1,223,448)	(300,686)
Change in fair value of derivative liabilities	3,017,461	(14,072)
Changes in operating assets and liabilities:
Accounts receivable	—	(5,544)
Prepaid expenses and other current assets	3,337	5,228
Other assets	(31,337)	44,733
Accounts payable and accrued liabilities	140,417	475,689
Accounts payable and accrued liabilities – related party	148,457	49,653
Due to Pension Benefit Guaranty Corporation	50,434	48,094
Net cash used in operating activities	(82,226)	(167,301)

Cash flows from investing activities: Cash acquired in Canalytix acquisition	303	—
Net cash provided by investing activities	303	—

Cash flows from financing activities:
Proceeds from borrowings	130,500	276,500
Principal payments of debt	(44,100)	(101,216)
Net cash provided by financing activities	86,400	175,284

Increase in cash and cash equivalents	4,477	7,983
Cash and cash equivalents at beginning of period	1,832	17,242
Cash and cash equivalents at the end of period	$6,309	$25,225
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$52,899
Non-cash financing transactions:
Fair value of derivative liabilities to discount on debt	$193,780	$230,837
Settlement of accrued interest with issuance of preferred stock	$100,000	$—
Settlement of payables with issuance of warrants	$20,000	$—
Conversion of accrued liabilities to notes payable	$150,731	$73,934

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at November 30, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six and three-month periods ended May 31, 2015, are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2014.

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

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its operations in recent years and as of May 31, 2015, the Company has negative working capital of $10,400,371 and a stockholders’ deficit of $10,349,782. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, debt payments and working capital requirements.

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

Note 3 – Recent Accounting Pronouncements and Accounting Principles

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest". This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. We will adopt this ASU when effective. The adoption of ASU 2015-03 will not have a material impact on our consolidated financial statements and related disclosures.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pervasip Corp., its wholly-owned subsidiaries, and its 90% owned subsidiary, Canalytix, LLC. The activities of the Company’s newly acquired subsidiary Canalytix, LLC are included in the financial statements since March 25, 2015 (date of acquisition). Any significant inter-company balances and transactions have been eliminated.

Note 4 – Major Customers

For the six-month period ended May 31, 2015, all customers are on a prepaid basis and the Company has no accounts receivable. As of May 31, 2014, one customer constituted 32% of the Company’s accounts receivable balance.

During the six-month and three-month periods ended May 31, 2015, one customer that is a related party accounted for approximately 97% and approximately 99%, respectively, of the Company’s revenues.

During the six-month and three-month periods ended May 31, 2014, two customers accounted for approximately 32% and 27%, respectively, and approximately 27% and 34%, respectively, of the Company’s revenues.

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

	Six Months Ended May 31, 2015	Six Months Ended May 31, 2014	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014
Net income (loss) attributable to common stockholders - basic	$(528,326)	$(372,151)	$1,461,656	$(760,206)
Income attributable to convertible notes			(1,413,320)
Interest expense – convertible notes	—	—	270,490	—
Net income (loss) attributable to common stockholders - diluted	$(528,326)	$(372,151)	$318,826	$(760,206)

Weighted average common shares outstanding - basic	2,448,541,449	946,116,664	3,231,962,508	1,007,499,997
Effect of dilutive securities	—	—	22,394,276,277	—
Weighted average common shares outstanding – diluted	2,448,541,449	946,116,664	25,626,238,785	1,007,499,997

Earnings (loss) per common share - basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Earnings (loss) per common share - diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Approximately 1,224,948,000 and 1,204,948,000 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the six and three-month periods ended May 31, 2015,respectively, because the effect would be anti-dilutive. Also excluded are shares of common stock issuable upon the conversion of our Series E, F, G, and H preferred for the six-month period ended May 31, 2015. At May 31, 2015, Series E and Series H preferred shares could convert into approximately 18,890,521,000 and and 2,361,315,130 shares of common stock, respectively. Series F and G preferred shares are not convertible at May 31, 2015. Approximately 1,475,706,000 and 1,485,708,000 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the six and three-month periods ended May 31, 2014, respectively, because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the six-month periods ended May 31, 2015 and 2014, the Company recorded $4,000 and $13,291, respectively, in stock-based compensation expense. At May 31, 2015, there is no remaining unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At May 31, 2015 and November 30, 2014, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC May 31, 2015 and November 30, 2014 was $2,052,418 and $2,001,984, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the six-month periods ended May 15, 2015 and 2014.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the six-month periods ended May 31, 2015 and 2014.

Effective January 14, 2015, the Company executed a settlement and release agreement with the PBGC pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,052,418 at May 31, 2015. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

Note 9 – Debt

	May 31, 2015	November 30, 2014
Debt due to Laurus	$1,832,141	$2,266,186
Convertible debt due to Secured Lender	1,594,010	1,935,190
Secured term loan	414,401	—
Convertible debt due to various lenders	320,750	448,520
Other short-term debt due to various lenders	170,495	170,496
Total debt	4,331,797	4,820,392
Less: current portion of long-term debt	(3,767,499)	(4,631,122)
Less: discount on debt	(149,897)	(189,270)
Total long-term debt	$414,401	$—

Debt due to Laurus

As of May 31, 2015 and November 30, 2014, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates (“Laurus”), $1,832,141 and $2,266,186, respectively.   All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum, which amounted to a charge to interest expense of $63,234 for the six-months ended May 31, 2015. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and had signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties did not fulfill all of the terms of the agreements and $1,832,141 and $2,266,186 of debt remains due to Laurus at May 31, 2015 and November 30, 2014, respectively.

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

Convertible debt due to Secured Lender

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. The Fund did not abide by the contractual terms of the assignment agreement; therefore, at May 31, 2015 and November 30, 2014, the Company is still obligated to Laurus as noted above.

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

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.  During the six months ended May 31, 2014, the Fund converted $273,400 of principal into 203,000,000 shares of common stock of the Company. The Fund did not submit a conversion notice during the six months ended May 31, 2015.

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

During the year ended November 30, 2013, the Fund also loaned the Company amounts of $50,000, $35,000 and $12,000 (the “Bridge Notes”). In June 2013 the Fund refinanced the Bridge Notes with additional funding into another note for $665,000 (the “New Note”). The additional funding under the New Note provided cash to purchase two outstanding convertible debentures for an aggregate price of $99,360; cash for operations of $60,000 in June 2013; and $40,000 in cash each month for the months of July 2013 through December 2013. The Company incurred $68,640 in finder fees and legal fees in connection with the New Note, and a $100,000 original issuance discount. The New Note bears interest at 6% per annum and is due December 31, 2015. The New Note can be converted at any time into shares of common stock of the Company at 60% of the volume weighted average price of the common stock for the 20 trading days immediately prior to the conversion date, as defined. The Company received an aggregate of $300,000 in cash under the New Note in the months of June through December 2013 under the New Note.

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $1,103,940 at the issuance date. Debt discount was recorded up to the $665,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $478,940 was expensed immediately as additional interest expense.

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

Effective January 20, 2015, the Company signed a debt modification agreement with the Fund. The modification reduced the outstanding balance on Amended Note 1 from $280,190 to $250,000, and provided that upon the completion of the payments required to retire Amended Note 1, the outstanding balance of Amended Note 2 would be reduced from $1,000,000 to $0. The Fund subsequently assigned the remaining balance of Amended Note 1 and the related security agreements to EXO Opportunity Fund LLC (“EXO”). The Company also received $25,000 in cash in February 2015, in conjunction with a variable rate convertible debenture payable to EXO (“the EXO Note), which matures on December 31, 2015, bears interest at an annual rate of 6%, and is subject to the same security agreements as Amended Note 1.

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

On January 21, 2015, the Company signed a second debt modification agreement with the Fund. This modification provided for the reduction of the principal balance of the New Note from $634,600 to $250,000, subject to certain conditions precedent. The Fund assigned a $250,000 portion of the New Note and the related security agreements to two new debt holders in equal amounts of $125,000 each. On March 5, 2015, the Company met the conditions precedent in the debt modification agreement, and recognized a gain of $1,538,145 in the three-month period ended May 31, 2015. For the six months ended May 31, 2015, as a result of the debt modifications with the Fund and Laurus, the Company recognized a gain on troubled debt restructuring of $2,126,800.

On April 21, 2015, EXO purchased a $63,000 convertible note, with a minimum conversion price of $0.00005 per share that the Company originally issued to Diamond Remark LLC (“Diamond”) on September 4, 2014. EXO can elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. On March 3, 2015, Diamond notified the Company that the Company was in default and that in accordance with the default provisions of the lending agreement, the amount of money that the Company was required to pay back to Diamond had increased due to default fees. The note was due on June 26, 2015, and remains in default. EXO purchased the note for $97,675. The excess of $34,675 over the face value of the note is recorded as accrued interest payable.

On May 11, 2015, the Company signed a $140,000 convertible note agreement with Flux Carbon Starter Fund (the “Flux Note”), which matures on December 31, 2015, bears interest at an annual rate of 6%. The Flux Note can be converted into the Company’s common stock at a price of $0.002 per share. In conjunction with the Flux Note, the Company received $68,000 in cash and recorded an original issuance discount of $72,000 as a debt discount, which is being amortized over the life of the note to interest expense on the effective interest method. Interest expense of $6,154 was recognized for the three months ended May 31, 2015.

The Amended Notes, New Note, the Flux Note and EXO Note (the “Secured Lenders”) are secured by a blanket lien on substantially all of the Company’s assets pursuant to the terms of security agreements executed by the Company and its subsidiaries in favor of the Fund.  In addition, the Company’s chief executive officer pledged his voting control of the Company pursuant to a stock pledge agreement in favor of the Secured Lenders, to further secure the Company’s obligations.  If an event of default occurs under the security agreement, the stock pledge agreement, the Amended Notes, the New Note or the EXO Note, the secured parties have the right to accelerate payments under such promissory notes and, in addition to any other remedies available to them, to foreclose upon the assets securing such promissory notes.

At May 31, 2015 and November 30, 2014, the Company owed the Secured Lenders $1,594,010 and $1,935,190, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At May 31, 2015 and November 30, 2014, the Company owed a lender $138,000, in connection with two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

At November 30, 2014, the Company owed Diamond $63,000 in convertible debt with a minimum conversion price of $0.00005 per share. Diamond had the ability to elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. On April 21, 2015, Diamond assigned the note to EXO.

At May 31, 2015 and November 30, 2014, a total of $138,000 and $201,000, respectively, of convertible debt with a fixed conversion rate was outstanding.

Convertible debt with a variable conversion rate issued for cash

During the six months ended May 31, 2014, the Company received a total of $152,500 in cash from two lenders for convertible debt. The convertible debt bears interest at an annual rate of 6% to 8% and is due between June and October 2015. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company, subject to a limit of 4.99% of the outstanding shares, at a price discount ranging from 30% to 42% of the price of the common stock as defined in the agreements.

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

At May 31, 2015 and November 30, 2014, a total of $115,000 and $179,770 of variable-rate convertible debt that had been issued for cash was outstanding, respectively.

Convertible debt with a variable conversion rate assigned to lenders

During the six months ended May 31, 2015 and 2014, no other debt with a variable conversion rate was assigned to a lender. At May 31, 2015 and November 30, 2014, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

At May 31, 2015 and November 30, 2014, a total of $320,750 and $448,520 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the six months ended May 31, 2015 and 2014, the Company received $0 and $50,000, respectively from lenders in exchange for notes payable that had no conversion features.

At May 31, 2015 and November 30, 2014, the Company owed various lenders approximately $170,500 for non-convertible notes. Cash payments were made on these notes of $0 and $60,368 during the six months ended May 31, 2015 and 2014, respectively. Other short-term debt carries an interest rate of 0% to 17% over the term of the loans, and includes cash advances (the “Cash Advances”) from lenders that purchased future sales. The Company agreed to repay the Cash Advances at a premium to the amount received from the lender. For the six months ended May 31, 2015 and 2014, $0 and $97,818, respectively, of amortization of premium from the Cash Advances is included in interest expense. At May 31, 2015 and November 30, 2014, Cash Advances totaled $67,196. Assets of a subsidiary of the Company secure the Cash Advances, which are currently in default.

Long-term debt

The Company acquired 90% of Canalytix LLC on March 25, 2015. Canalytix owes Flux Carbon Starter Fund $414,401, as of May 31, 2015, under a secured senior term loan agreement, which is included in long-term debt in the Company’s consolidated financial statements. The debt bears an annual interest rate of 12% and matures on December 31, 2019. Principal payments are made periodically from cash flow. No principal payments are due until maturity.

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

Convertible debt with a variable conversion feature

In 2015, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.59 years; (2) a computed volatility rate of 787%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.59 years; (2) a computed volatility rate of 172%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .0 to .59 years; (2) a computed volatility rate of 787%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.59 years; (2) a computed volatility rate of 172%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .71 to 8.08 years; (2) a computed volatility rate of 787%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .50 to 9.08 years; (2) a computed volatility rate of 172%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the six months ended May 31, 2015 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion		Balance at
	November 30,	securities during	derivative	of debt	Debt	May 31,
	2014	the period	liabilities	to equity	Forgiveness	2015
Variable convertible debt	$527,781	$74,990	$2,698,844	$(1,162,262)	$(1,153,545)	$985,808
Tainted convertible debt	106,246	118,790	169,683	—		394,719
Tainted warrants	5,312	2,000	87,748	—		95,060
	$639,339	$195,780	$3,017,461	$(1,162,262)	$(1,214,731)	$1,475,587

Activity for embedded derivative instruments during the six months ended May 31, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion	Balance at
	November 30,	securities during	derivative	of debt to	May 31,
	2013	the period	liabilities	equity	2014
Variable convertible debt	$1,467,182	$230,837	$145,427	$(300,920)	$1,542,526
Tainted convertible debt	139,953	—	(136,600)	—	3,353
Tainted warrants	65,209	—	(22,899)	—	42,310
	$1,672,344	$230,837	$(14,072)	$(300,920)	$1,588,189

Note 11 – Stockholders’ Equity

As discussed in Note 9, the Company entered into various transactions where it issued convertible notes to third parties. Such convertible notes allowed the debt holders to convert outstanding debt principal into shares of the Company’s common stock, par value $0.00001, (the “Common Stock”) at a discount to the trading price of the Common Stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, in the six-month period ended May 31, 2015, $278,260 of principal and accrued interest was converted into 2,468,080,212 shares of Common Stock. Also during the first quarter of 2015, the Company issued 40,000,000 shares of Common Stock for services rendered, which was valued at $4,000.

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

Each share of Series F and Series G convertible preferred stock is convertible into 250,000 and 500 shares of Common Stock, respectively, which gives the holder of the Series F and Series G a beneficial conversion price. At the issuance date of January 13, 2015, the effective conversion price was less than the fair value of the Common Stock into which the preferred shares are convertible. Consequently, the Company recognized a beneficial conversion feature (“BCF”). The intrinsic value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company recorded a discount on the preferred stock of $100,000 from the value of the Series F and Series G shares issued in exchange for outstanding payables to the chief executive officer (see Note 12 – Related Party Transactions). The discount is being accreted to preferred stock dividends over a six-month period, as the preferred stock is convertible after six months (date of earliest conversion). Accretion amounted to $87,970 and $51,429 for the six and three-month period ended May 31, 2015.

On March 19, 2015 the Company filed a certificate of amendment of its certificate of incorporation in which the Board of Directors designated the Series H Preferred Stock from the Company’s previously authorized preferred stock with a stated value per share of $0.001. The number of shares of Series H Preferred Stock was set at 800,000 shares. Shares of Series H Preferred Stock have conversion rights into shares of Common Stock. The number of shares of Common Stock to which a holder of Series H Preferred Stock shall be entitled upon a Conversion shall equal the product obtained by (a) multiplying the number of fully-diluted Common Shares by four (4), then (b) multiplying the result by a fraction, the numerator of which will be the number of shares of Series H Preferred Stock being converted and the denominator of which will be the number of authorized shares of Series H Preferred Stock. If the Company delays the issuance of shares of Common Stock beyond three trading days after the Company receives a notice of conversion from a Series H Preferred Stock shareholder, the Company is required to pay for the losses incurred by the Series H Preferred Stock shareholder as a result of the delay.

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

On March 25, 2015, the Company executed a securities purchase agreement (the “Agreement”) with Flux Carbon Corporation (“FCC”), pursuant to which the Company acquired from FCC 90% of the issued and outstanding equity of Canalytix in consideration of the issuance by the Company of 1,000,000,000 shares of Common Stock and 100,000 shares of Series H Preferred Stock, par value $0.00001 (the “Series H Preferred Stock”) of the Company. The sale of 1,000,000,000 shares of Common Stock to FCC was subsequently rescinded and FCC agreed that the issuance of 100,000 shares of Series H Preferred Stock was the sole consideration given by the Company,  for the purchase of 90% of Canalytix. The sale of 100,000 shares of the Series H Preferred Stock gives FCC 10% of the voting power and equity in the Company. Canalytix was formed in 2013 to develop and market energy and resource efficiency technologies and products, and is currently focused on doing so for indoor plant growth clients in the Colorado and other qualified markets. Canalytix holds exclusive distribution rights to technology developed by Noveda Technologies, Inc., in hydroponic and other indoor plant growth applications. Noveda is an innovative leader in real-time, web-based energy and water monitoring. Noveda's patented software as a service (SaaS) solutions help reduce energy and water usage, optimize performance of renewable energy systems, and reduce the carbon footprint for customers across commercial/retail, industrial, government, education, and utility sectors. Noveda also offers real-time collaboration tools that leverage social media to educate and empower stakeholder communities and make the smart grid a reality today.

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

Note 12 – Related Party Transactions

We paid fees to a third-party intellectual property development firm (the “Consultant”) for the six and three-month periods ended May 31, 2014 of $96,000 and $48,000, respectively. One of our former officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

At May 31, 2015 and November 30, 2014, we owed our chief executive officer $1,234,098 and $1,194,021, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first quarter of fiscal 2015, the Company settled $100,000 in outstanding payables to the chief executive officer of by issuing 10,000,000 shares each of the Company’s Series F and G preferred stock and 10 shares of the Company’s Series E stock.

For the six and three-month periods ended May 31, 2015, the Company’s Canalytix subsidiary generated revenues from GS Engineering of $65,000. An entity that possesses more than 10% voting control of the Company, as of May 31, 2015, also possessed voting control over GS Engineering.

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

Valuation Hierarchy

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 and November 30, 2014:

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with non-observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

May 31, 2015

Restricted securities	$116,000	$116,000	—	—
Derivative liability	$1,475,587	—	—	$1,475,587

November 30, 2014

Restricted securities	$1,040,000	$1,040,000
Derivative liability	$639,339	—	—	$639,339

The Company has no instruments with significant off balance sheet risk.

In 2015, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 8.08 years; (2) a computed volatility rate of 787% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 9.08 years; (2) a computed volatility rate of 172% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

Note 14 – Acquisition of Company

The Company acquired 90% of the equity of Canalytix on March 25, 2015 in exchange for 100,000 shares of Series H Preferred Stock. The Company is currently in the process of valuing the acquired assets and liabilities and completing the purchase price allocation. Due to the timing of this acquisition, the purchase price allocation was not complete as of May 31, 2015. Accordingly, the purchase price in excess of the fair value of the net assets acquired of $410,839 has been recorded in other long-term assets in the accompanying Condensed Consolidated Balance Sheet. Upon the completion of the purchase price allocation, the excess purchase price will be allocated to goodwill, non-controlling interest and other identifiable assets. A presentation of the unaudited proforma income statements of the Company, had the acquisition occurred at the beginning of the fiscal year, for the six and three-month periods ended May 31, 2015 and 2014 is as follows:

	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	5/31/2015	5/31/2015	5/31/2014	5/31/2014
Revenue	$113,448	$80,600	$451,015	$237,353

Loss from operations	$(90,523)	$(39,324)	$(826,498)	$(301,572)

Net income (loss)	$(326,307)	$1,659,544	$(804,451)	$(901,637)

Income (loss) per share	$0.00	$0.00	$0.00	$0.00

Note 15 – Restatement

During 2015, the Company determined that it should have recorded and valued tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued financial statements for the six-month period ended May 31, 2014. The restatement resulted in a decrease in beginning Retained Deficit at December 1, 2013 of $132,826, and a loss of $372,151 for the six-month period ended May 31, 2014, or a decrease of $29,866, as compared to a loss of $342,285 that had previously been reported. The Company also reclassified deferred financing costs of $42,725 from selling, general and administrative costs, to other expense.

The Company restated its consolidated financial statements as of and for the six months ended May 31, 2014 as follows:

	Six Months Ended May 31, 2014

	As Originally Reported	Adjustments		As Restated
Selling, general and administrative costs	$722,063	$(42,725)	(1)	$679,338
Other expense – deferred finance costs	—	42,725	(1)	42,725
(Gain) loss on value of derivative liabilities	(43,938)	29,866	(2)	(14,072)

Adjustments to consolidated financial statements:

(1)	To reclassify deferred finance expense to other expenses.
(2)	To record gain on the settlement of derivative liabilities.

For the six-months ended May 31, 2014, the restatement increased income from continuing operations by $42,725, decreased net income by $29,866, and had no effect on earnings per share, which remained at $0.00.

Note 16 - Subsequent Events

On July 1, 2015, Pervasip Corp. (the “Company”) executed and closed under a securities purchase agreement with Flux Carbon Corporation (the “Buyer”), pursuant to which the Company acquired from Buyer 100% of the issued and outstanding equity of Plaid Canary Corporation, a Delaware corporation (“PCC”), in consideration of the issuance by the Company of 500,000 shares of Series H preferred stock, par value $0.00001 (the “Series H Preferred Stock”) of the Company.

PCC is the majority owner of Grow Big Supply LLC (“GBS”), a retail supplier of products and services for agricultural facilities. In 2014, GBS recorded, on an unaudited basis, revenues of approximately $5,700,000 and an operating loss of approximately $32,000. Beginning on July 1, 2015, the operating activities and financial statements of GBS will be included in the Company’s consolidated financial statements.

PCC and the Company are party to a merger agreement, pursuant to which the Company will be merged into PCC on a one (1) to one (1) basis. Among other things, the merger agreement calls for each share of Series H Preferred Stock issued and outstanding immediately prior to the merger to be converted on a one (1) to one (1) basis into one (1) validly issued, fully paid and nonassessable share of PCC Series A Preferred Stock, which will have the same features as the Series H Preferred Stock. The merger also calls for each share of the Company’s Common Stock issued and outstanding immediately prior to the merger to be converted on a one (1) to one (1) basis, or into one (1) validly issued, fully paid and nonassessable share of PCC Common Stock. Upon the completion of the merger, each share of Company Common Stock and Preferred Stock shall no longer be outstanding and shall automatically be canceled and cease to exist, and each holder of a certificate representing any share of Company Common Stock and Preferred Stock shall cease to have any rights with respect thereto other than the right to receive, as the case may be, PCC Common Stock or Preferred Stock to be issued in exchange therefor upon the surrender of such certificate, properly endorsed to PCC.

On July 9, 2015, a secured lender submitted a conversion notice to convert all of its remaining debt in exchange for 240,476,000 shares of common stock of the Company.

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

Overview

We develop and deliver proprietary products and technologies to emerging markets, with a focus on emerging agricultural markets. The Company's Canalytix subsidiary is a provider of advanced analytics through an integrated cloud-based platform that allows users to monitor and control greenhouse facilities through the cloud, including real-time data on energy usage, HVAC systems, lighting and costs.

On July 1, 2015, we purchased Plaid Canary Corporation (“PCC”), a special purpose consolidation company focused on acquiring, developing and supporting companies and technologies in emerging agricultural markets. The acquisition of PCC allows us to offer products, services and new technologies to the emerging cannabis and related agricultural markets. PCC’s Grow Big Supply subsidiary operates a 38,000 square foot retail agricultural grow facility supply store based in Denver, Colorado.

Plan of Operation

Our Grow Big subsidiary is a premier retail destination and grower education center, providing agriculture and horticulture grow supplies, advice, and consultation for marijuana growers on both the commercial and hobbyist level. We believe it has become a trusted source of knowledge and products, and a visitor destination. In addition to our Grow Big’s retail business, we are building our first state-regulated testing lab under the brand name Amulet Labs that will provide mandated compliance testing to the retail and medical marijuana businesses in Colorado. We intend to form a new, wholly-owned subsidiary to initiate and administer laboratory operations using conventional analytical equipment, however, we have targeted and plan to acquire the exclusive rights to new patented technologies for advanced, multi-parameter, real-time chemical detection. We believe those technologies and our Canalytix analytics technologies to be especially important to analytical challenges faced by retail and medical marijuana businesses. We plan to co-locate Amulet Labs at Grow Big’s retail outlet, providing synergistic overlap in customers and foot traffic, and to leverage our regional presence and capabilities to provide an array of value added, financial, consultive and technology-driven on-site services to residential and commercial growers in the local market. Utilizing these retail and scientific testing platforms, we are also developing a portfolio of technologies and intellectual property assets for new products and services that we intend to test and commercialize within the cannabis industry. We believe our retail and marketing platform combined with our scientific expertise provides us with a compelling opportunity to apply relevant technologies and drive them through to commercialization. While our initial focus is on building the platform in Colorado, we expect to employ similar business models in other states as conditions warrant.

Results of Operations

For the Six Months Ended May 31, 2015 Compared to the Six Months Ended May 31, 2014

Our revenue for the six-month period ended May 31, 2015 decreased by $384,194, or 85%, to $66,821, as compared to $451,015 reported for the six-month period ended May 31, 2014. The decrease in revenues was due to the sale of most of our customers on September 30, 2014. We believe we are now in a better position to rebuild our revenues with our acquisition of Canalytix and Plaid Canary. For the first time in several quarters, we recorded a quarterly increase in revenues. Our second quarter revenues in fiscal 2015 of $65,927 represented an increase of quarterly revenues of $65,033, over first quarter revenues of $894, and was nearly all due to application development sales involving our new Canalytix subsidiary. Beginning in the third quarter of fiscal 2015, our revenues will also include the sales from our Grow Big subsidiary.

For the six-month period ended May 31, 2015, our gross profit amounted to $54,596, which was a decrease of $158,930 from the gross profit of $213,526 reported in the six-month period ended May 31, 2014. The reduction in gross profit is attributable to the sale of most of our customers in the fourth quarter of fiscal 2014.

Selling, general and administrative expenses decreased by $511,372 or 75%, to $167,966 for the six-month period ended May 31, 2015 from $679,338 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost and other cost cutting associated with the sale of most of our customers in the fourth quarter of fiscal 2014.

As a result of the above noted changes, our loss from operations for the six-month period ended May 31, 2015 decreased by $352,442 to $113,370 from $465,812 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense decreased by $229,235 to $589,317 for the six-month period ended May 31, 2015 as compared to $818,552 for the prior-year fiscal period. The decrease in interest expense is attributable to less debt outstanding and large borrowings in the first quarter of fiscal 2014 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in significant amounts of amortization of debt discount.

•	For the six-month period ended May 31, 2015, we reported a gain on troubled debt restructuring of $2,065,614, as compared to no transactions reported in the six-month period ended May 31, 2014. In the first quarter of fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in the prior-year fiscal period.

•	For the six-month period ended May 31, 2014, we reported a gain on the sale of a subsidiary of $640,180, as compared to $0 reported in the six-month period ended May 31, 2015. No such gain occurred in the six-month period ended May 31, 2015.

•	For the six-month period ended May 31, 2015, we reported a gain on the settlement of derivative liabilities of $1,223,448, as compared to a gain of $300,686 in the six-month period ended May 31, 2014. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the six-month period ended May 31, 2015, we had a loss from the change in the valuation of derivative liabilities of $3,017,461, as compared to a gain of $14,072 for the period six-month period ended May 31, 2014. The loss in six-month period ended May 31, 2015 is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter. The gain in fiscal 2014 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the six-month period ended May 31, 2015 was a net loss of $436,391 compared to a net loss of $372,151 reported in the prior-year fiscal period.

For the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

Our revenue for the three-month period ended May 31, 2015 decreased by $171,426, or 72%, to $65,927, as compared to $237,353 reported for the three-month period ended May 31, 2014. The decrease in revenues was due to the sale of most of our customers on September 30, 2014. We believe we are now in a better position to rebuild our revenues because our operating losses have decreased and we have relevant products and services for agricultural industry customers

For the three-month period ended May 31, 2015, our gross profit amounted to $54,328, which was a decrease of $69,570 from the gross profit of $123,898 reported in the three-month period ended May 31, 2014. The reduction in gross profit is attributable to the sale of most of our customers in the fourth quarter of fiscal 2014.

Selling, general and administrative expenses decreased by $219,134 or 69%, to $100,648 for the three-month period ended May 31, 2015 from $319,782 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost and other cost cutting associated with the sale of most of our customers in the fourth quarter of fiscal 2014.

As a result of the above noted changes, our loss from operations for the three-month period ended May 31, 2015 decreased by $149,564 to $46,320 from $195,884 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense decreased by $65,151 to $234,550 for the three-month period ended May 31, 2015 as compared to $299,701 for the prior-year fiscal period. The decrease in interest expense is attributable to less debt outstanding and larger borrowings in the first quarter of fiscal 2014 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in larger amounts of amortization of debt discount during fiscal year 2014.

•	For the three-month period ended May 31, 2015, we reported a gain on troubled debt restructuring of $1,538,145, as compared to no transactions reported in the three-month period ended May 31, 2014. In fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in the prior-year fiscal period.

•	For the three-month period ended May 31, 2015, we reported a gain on the settlement of derivative liabilities of $1,107,495, as compared to no transactions in the three-month period ended May 31, 2014. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the three-month period ended May 31, 2015, we had a loss from the change in the valuation of derivative liabilities of $847,720, as compared to a loss of $239,755 for the period three-month period ended May 31, 2014. The increase in the loss in three-month periods ended May 31, 2015 compared to 2014 is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter.

Our net result for the three-month period ended May 31, 2015 was net income of $1,517,050 compared to a net loss of $760,206 reported in the prior-year fiscal period. In fiscal 2015, however, the net income occurred primarily because of the gains we realized when we settled debt with our creditors, which exceeded the losses we incurred from the remainder of our business.

Liquidity and Capital Resources

At May 31, 2015, we had cash and cash equivalents of $6,309 and negative working capital of $10,400,371.

Operating activities for the six months ended May 31, 2015 used $82,226 of cash, consisting principally of a net loss of $436,391, offset by approximately $43,000 in non-cash income statement charges and approximately $311,000 in changes in operating assets and liabilities. Operating results for the six months ended May 31, 2014 used $167,301 of cash, consisting principally of a net loss of $372,151 and approximately $413,000 in non-cash income statement charges, offset by approximately $618,000 in changes in operating assets and liabilities.

Net cash provided by financing activities aggregated $86,400 and $175,284 for the six-month periods ended May 31, 2015 and 2014, respectively. In the six months ended May 31, 2015, cash provided by financing activities resulted from proceeds from borrowings of $130,500, offset by principal payments of $44,100. For the six months ended May 31, 2014, cash provided by financing activities resulted from proceeds from short-term borrowing of $276,500, less repayments of debt of $101,216.

Net cash provided by investing activities amounted to $303 and $0 for the six-month periods ended May 31, 2015 and 2014. Cash provided during the six months ended May 31, 2015, is the cash acquired in the acquisition of Canalytix. For the six months ended May 31, 2015 and 2014, we had no capital expenditures. We are seeking to make equipment purchases for lab activities in our Plaid Canary subsidiary before the end of fiscal 2015.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) / principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO / PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO / PFO, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses in our disclosure controls and procedures consisted of:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), taxation requirements and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2015, the Company issued a total of 1,298,571,428 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $174,390. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 9 and Note 16 of the consolidated financial statements, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Document

4.1	Secured Term Note dated March 25, 2015 issued in favor of FLUX Carbon Starter Fund LLC

10.1	Amended Distribution Agreement by and between Noveda Technologies, Inc. and Canalytix LLC

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: August 17, 2015	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)