Form 10-Q
period 2015-08-31
PERVASIP CORP
filed 2015-10-15
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

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

As of October 15, 2015, the Company had 3,563,106,209 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2015	November 30, 2014
ASSETS

Current assets:
Cash and cash equivalents	$5,647	$1,832
Marketable securities	64,000	1,040,000
Accounts receivable, net of allowance of $76,582 at August 31, 2015	102,433	—
Inventory	176,542	—
Prepaid expenses and other current assets	100	3,337
Total current assets	348,722	1,045,169

Equipment and leasehold improvements, net	49,203
Other assets	29,051
Intangible assets, net	241,089	7,119
Excess of purchase price over net assets acquired	410,839	—
Total assets	$1,078,904	$1,052,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $318,390 and $189,270 at August 31, 2015 and November 30, 2014, respectively	$4,226,437	$4,631,122
Accounts payable and other accrued liabilities	2,502,415	1,966,224
Accounts payable and other accrued liabilities – related party	376,324	410,333
Due to Pension Benefit Guaranty Corporation	2,078,393	2,001,984
Related party debt	935,295	804,078
Derivative liabilities	524,028	639,339
Total current liabilities	10,642,892	10,453,080

Long-term debt less current portion	434,954	—
Total liabilities	11,077,846	10,453,080

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 1,000,000 shares authorized
Series D: 51 shares issued and outstanding, respectively	—	—
Convertible preferred stock, $0.00001 par value; 20,000,010 authorized
Series E: 10 and 0 shares issued and outstanding, respectively	—	—
Series F: 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Series G: 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Series H: 600,000 and 0 shares issued and outstanding, respectively	6	—
Common stock, $0.00001 par value; 8,978,999,990 shares authorized, 3,563,630,209 and 1,194,549,997 shares issued and outstanding in 2015 and 2014, respectively	35,631	11,945
Capital in excess of par value	42,120,561	41,750,912
Accumulated deficit	(51,721,860)	(51,764,832)
Accumulated other comprehensive income (loss)	(374,817)	601,183
Total Pervasip Corp. stockholder’s deficit	(9,940,279)	(9,400,792)
Noncontrolling interest in subsidiaries	(58,663)	—
Total stockholders’ deficit	(9,998,942)	(9,400,792)
Total liabilities and stockholders’ deficit	$1,078,904	$1,052,288

 See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
		Restated		Restated
Revenues	$296,905	$478,593	$295,084	$27,578
Related Party Revenues	70,000	—	5,000	—
Total Revenues	366,905	478,593	300,084	27,578

Costs and expenses:
Cost of revenues	196,434	268,590	184,209	31,101
Selling, general and administrative	402,640	844,184	234,674	164,846
Total costs and expenses	599,074	1,112,774	418,883	195,947

Loss from operations	(232,169)	(634,181)	(118,799)	(168,369)

Other income (expense):
Interest expense	(908,402)	(1,193,984)	(319,085)	(375,432)
Amortization of deferred finance costs	(5,305)	(65,692)	—	(22,967)
Gain on troubled debt restructuring	2,065,614		—	—
Gain on sale of subsidiary	—	640,180	—	—
Gain on settlement of derivative liabilities	1,488,450	300,686	265,002	56,679
Other income (expense)	222	56,679	222	—
Gain (loss) on change in derivative liabilities	(2,324,101)	451,091	693,360	407,153
Total other income (expense)	316,478	188,960	639,499	65,433
Net income (loss)	84,309	(445,221)	520,700	(102,936)
Loss from noncontrolling interest	(58,663)	—	(62,628)	—
Net income (loss) atributable to Pervasip Corp.	142,972		583,328
Accretion of preferred stock dividends - beneficial conversion feature	100,000	—	12,030	—
Net income (loss) attributable to common stockholders	$42,972	$(445,221)	$571,298	$(102,936)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	2,897,604,470	967,371,815	3,795,760,513	1,007,549,997
Diluted	10,977,588,597	967,371,815	3,795,760,513	1,007,549,997

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
		Restated		Restated
Net income (loss)	$84,309	$(445,221)	$520,700	$(102,936)
Other Comprehensive income (loss):
Unrealized loss on marketable securities	(976,000)	—	(52,000)	—
Comprehensive income (loss)	$(891,691)	$(445,221)	$468,700	$(102,936)

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31, 2015	August 31, 2014
Operating activities:		Restated
Net income (loss)	$84,309	$(445,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,000	19,937
Change in value of marketable securities	—	(57,120)
Amortization of debt discount	496,063	744,406
Amortization of financing costs and intangible assets	23,433	67,069
Depreciation	8,184	—
Gain on troubled debt restructuring	(2,065,614)	—
Gain on sale of subsidiary	—	(640,180)
Gain on settlement of derivative liabilities	(1,488,450)	(300,686)
Change in fair value of derivative liabilities	2,324,101	(451,091)
Changes in operating assets and liabilities:
Accounts receivable	(52,794)	44,697
Marketable securities	—	(12,000)
Inventory	94,935	—
Prepaid expenses and other current assets	3,337	10,575
Other assets	(6,138)	(4,102)
Accounts payable and accrued liabilities	99,673	455,089
Accounts payable and accrued liabilities – related party	217,208	294,199
Due to Pension Benefit Guaranty Corporation	76,409	72,863
Net cash used in operating activities	(181,344)	(201,565)

Cash flows from investing activities:
Cash acquired in acquisitions of businesses	16,016	—
Purchase of fixed assets	(810)	—
Net cash provided by investing activities	15,206	—

Cash flows from financing activities:
Proceeds from borrowings	244,750	354,575
Principal payments of debt	(74,797)	(163,008)
Net cash provided by financing activities	169,953	191,567

Increase (decrease) in cash and cash equivalents	3,815	(9,998)
Cash and cash equivalents at beginning of period	1,832	17,242
Cash and cash equivalents at the end of period	$5,647	$7,244
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$18,158	$59,835
Non-cash investing and financing transactions:
Fair value of derivative liabilities to discount on debt	$193,780	$230,837
Settlement of accrued interest with issuance of preferred stock	$100,000	$—
Acquisition of net liabilities of business-reverse merger recapitalization	$187,870	$—
Settlement of payables with issuance of warrants	$20,000	$—
Conversion of accrued liabilities to notes payable	$150,731	$249,190
Conversion of debt to equity	$—	$287,500
Conversion of embedded derivative liabilities to equity	$—	$300,920

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at November 30, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine and three-month periods ended August 31, 2015, are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2014.

For a summary of significant accounting policies (which have not changed from November 30, 2014), see the Company’s Annual Report on Form 10-K for the year ended November 30, 2014.

Principles of Consolidation

The financial statements for the nine and three months ended August 31, 2015 include the accounts of Pervasip Corp. and the activities of its various wholly-owned subsidiaries, its 90% owned subsidiary, Canalytix LLC (Canalytix), and its 60% owned subsidiary, Grow Big Supply LLC (“GBS”). The results of the operations of the Company include Canalytix since March 25, 2015, and GBS since July 1, 2015. Any significant inter-company balances and transactions have been eliminated.

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

Inventory

Inventories are valued at lower of cost or market using the first-in, first-out (FIFO) inventory method. Each unit of inventory is assigned a specific unit cost based upon a vendor invoice and is carried at that cost.

Equipment and Leasehold Improvements

Depreciation of equipment is provided on a straight-line basis over the estimated asset lives, which range from three to seven years for fixtures and equipment. Leasehold improvements are amortized over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use.

Property and equipment consisted of the following at August 31, 2015:

Furniture and fixtures	$15,365
Leasehold improvements	32,617
Machinery and equipment	9,405
57,387
Less accumulated depreciation	(8,184)
Total	$49,203

Depreciation expense was $8,184 for the three and nine months ended August 31, 2015.

Intangibles

The carrying value of intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company amortizes an intangible asset of $259,217 that was acquired in the July 1, 2015 purchase of Plaid Canary Corporation at a rate of $9,064 per month. $18,128 of amortization expense is recognized in the Company’s consolidated financial statements. Amortization for the 12-month periods ending August 31, 2017 and 2016 will be approximately $109,000 for each twelve-month period. Afterwards, the remaining amortization will be approximately $23,000.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its operations in recent years and as of August 31, 2015, the Company has negative working capital of $10,294,171 and a stockholders’ deficit of $9,998,942. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.

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

Note 4 – Major Customers

During the nine-month and three-month periods ended August 31, 2015, one customer, a related party, accounted for 19% and 2% of revenues, respectively, and one customer accounted for 13% of revenues.

During the nine-month and three-month periods ended August 31, 2014, one customer accounted for 26% and 11%, respectively, of the Company’s revenues. A second customer accounted for 29% and 2%, respectively, of the Company’s revenues. A third customer accounted for 6% and 17%, respectively, of the Company’s revenues.

At August 31, 2015, two customers each accounted for 11% of the Company’s accounts receivable. At August 31, 2014, two customers accounted for 17% and 15% of the Company’s accounts receivable.

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

	Nine Months Ended August 31, 2015	Nine Months Ended August 31, 2014	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014
Net income (loss) attributable to common stockholders - basic	$42,972	$(445,221)	$571,298	$(102,936)
Income attributable to convertible notes	835,651	—	(958,362)	—
Interest expense – convertible notes	583,509	—	287,398	—
Net income (loss) attributable to common stockholders - diluted	$1,462,132	$(445,221)	$(99,666)	$(102,936)

Weighted average common shares outstanding - basic	2,897,604,470	967,371,815	3,795,730,513	1,007,499,997
Effect of dilutive securities	8,079,984,127	—	—	—
Weighted average common shares outstanding – diluted	10,977,588,597	967,371,815	3,795,730,513	1,007,499,997

Earnings (loss) per common share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Earnings (loss) per common share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Approximately 2,792,448,000 and 8,167,107,000 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine and three-month periods ended August 31, 2015, respectively, because the effect would be anti-dilutive. Approximately 9,540,651,000 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine and three-month periods ended August 31, 2014, respectively, because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine-month periods ended August 31, 2015 and 2014, the Company recorded $4,000 and $19,937, respectively, in stock-based compensation expense. At August 31, 2015, there is no remaining unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries, if the sold subsidiaries were required to pay such claims. At August 31, 2015 and November 30, 2014, the Company has recorded a payable of $796,499 in conjunction with the sale of the subsidiaries. The subsidiary filed for bankruptcy on September 23, 2008, which is still ongoing. If claims are reduced or eliminated by the subsidiaries, and the purchaser provides the Company with appropriate documentation that the Company’s liability has been reduced, such reduction will be reflected on the books of the Company.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC August 31, 2015 and November 30, 2014 was $2,078,393 and $2,001,984, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the nine-month periods ended August 31, 2015 and 2014.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the nine-month periods ended August 31, 2015 and 2014.

Effective January 14, 2015, the Company executed a settlement and release agreement with the PBGC pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,078,393 at August 31, 2015. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

Note 9 – Debt

	August 31, 2015	November 30, 2014
Debt due to Laurus	$1,859,582	$2,266,186
Convertible debt due to Secured Lender	2,131,000	1,935,190
Secured term loan	434,954	—
Convertible debt due to various lenders	320,750	448,520
Other short-term debt due to various lenders	233,495	170,496
Total debt	4,979,781	4,820,392
Less: current portion of long-term debt	(4,226,437)	(4,631,122)
Less: discount on debt	(318,390)	(189,270)
Total long-term debt	$434,954	$—

At August 31, 2015, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended August 31:	August 31, 2015
2016	$4,544,827
2017	—
2018	—
2019	—
2020	434,954
Minimum future payments of principal	4,979,781
Less: current portion	(4,544,827)
Long-term portion	$434,954

Debt due to Laurus

As of August 31, 2015 and November 30, 2014, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates (“Laurus”), $1,832,141 and $2,266,186, respectively.   All of such debt became due by its terms on September 28, 2010.  Pursuant to two assignment agreements, in which the Company and Laurus agreed to assign the debt to a third party, the interest rate on the debt was changed to zero percent from January 31, 2012 to April 12, 2013. Beginning on April 12, 2013, the interest rate on the Laurus debt reverted to the rate charged in the original note agreements, which ranges from 5.25% to 20% per annum. The Company has not made payments of principal or interest when due, and is not in compliance with its agreements with Laurus. Laurus has not issued a default notice and had signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties did not fulfill all of the terms of the agreements and $1,859,582 and $2,266,186 of debt remains due to Laurus at August 31, 2015 and November 30, 2014, respectively.

On December 31, 2014, Laurus and the Company again entered into an agreement (the “Settlement Agreement”) to assign the remaining debt to a third party for $100,000. In the first quarter of fiscal 2015, $30,000 of the $100,000 was paid, and the Company recognized a $497,279 gain from troubled debt restructuring on the pro-rata reduction of the debt due to Laurus. The Settlement Agreement was then assigned to EXO Opportunity Fund, which has agreed to pay the remaining $70,000 to Laurus. On October 14, 2015 the Company closed on a Securities Purchase Agreement (“SPA”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”) (see Note 16, Subsequent Events). A $70,000 portion of the TCA proceeds was paid to Laurus on October 14, 2015, thereby eliminating the balances due from the Company to Laurus and releasing the security interest and liens filed by Laurus.  Consequently, the Company will record a troubled debt restructuring gain of approximately $1,790,000 in the fourth quarter of fiscal 2015.

Convertible debt due to Secured Lender

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. The Fund did not abide by the contractual terms of the assignment agreement; therefore, at August 31, 2015 and November 30, 2014, the Company is still obligated to Laurus as noted above.

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

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.  During the nine months ended August 31, 2014, the Fund converted $273,400 of principal into 203,000,000 shares of common stock of the Company. The Fund did not submit a conversion notice during fiscal 2015, and sold Amended Note 1 on January 20, 2015, see below.

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

The conversion price of the New Note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $1,103,940 at the issuance date. Debt discount was recorded up to the $665,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $478,940 was expensed immediately as additional interest expense.

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

On January 21, 2015, the Company signed a second debt modification agreement with the Fund. This modification provided for the reduction of the principal balance of the New Note from $634,600 to $250,000, subject to certain conditions precedent. The Fund assigned a $250,000 portion of the New Note and the related security agreements to two new debt holders in equal amounts of $125,000 each. On March 5, 2015, the Company met the conditions precedent in the debt modification agreement, and recognized a gain of $1,599,331 in the three-month period ended May 31, 2015. For the nine months ended August 31, 2015, as a result of the debt modifications with the Fund and Laurus, the Company recognized a gain on troubled debt restructuring of $2,065,614.

On April 21, 2015, EXO purchased a $63,000 convertible note, with a minimum conversion price of $0.00005 per share, that the Company originally issued to Diamond Remark LLC (“Diamond”) on September 4, 2014. EXO can elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. On March 3, 2015, Diamond notified the Company that the Company was in default and that in accordance with the default provisions of the lending agreement, the amount of money that the Company was required to pay back to Diamond had increased due to default fees. The note was due on June 26, 2015, and remains in default. EXO purchased the note for $97,675. The excess of $34,675 over the face value of the note is recorded as accrued interest payable.

On May 11, 2015, the Company signed a $140,000 convertible note agreement with Flux Carbon Starter Fund (the “Flux Note”), which matures on December 31, 2015, bears interest at an annual rate of 6%. The Flux Note can be converted into the Company’s common stock at a price of $0.002 per share. In conjunction with the Flux Note, the Company received $68,000 in cash and recorded an original issuance discount of $72,000 as interest expense.

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

On July 1, 2015, in conjunction with the purchase of Plaid Canary Corporation (“PCC”) (see Note 11), the Company assumed a secured note payable to FLUX Carbon Starter Fund in the amount of $627,000, (the “FLUX Note 2”) with an annual interest rate of 20%, that matures on January 31, 2016. The Flux Note 2 can convert into shares of common stock of PCC at the market price of PCC’s common stock. The market price is defined as the lowest closing bid price of PCC’s common stock during the previous 90 trading days.

At August 31, 2015 and November 30, 2014, the Company owed the Secured Lenders $2,131,000 and $1,935,190, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At August 31, 2015 and November 30, 2014, the Company owed a lender $138,000, in connection with two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

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

At August 31, 2015 and November 30, 2014, a total of $138,000 and $201,000, respectively, of convertible debt with a fixed conversion rate was outstanding.

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

At August 31, 2015 and November 30, 2014, a total of $115,000 and $179,770 of variable-rate convertible debt that had been issued for cash was outstanding, respectively.

Convertible debt with a variable conversion rate assigned to lenders

During the nine months ended August 31, 2015 and 2014, no other debt with a variable conversion rate was assigned to a lender. At August 31, 2015 and November 30, 2014, the Company owes a lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

At August 31, 2015 and November 30, 2014, a total of $320,750 and $448,520 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the nine months ended August 31, 2015 and 2014, the Company received $75,000 and $50,000, respectively from lenders in exchange for notes payable that had no conversion features.

At August 31, 2015 and November 30, 2014, the Company owed various lenders $233,495 and $170,495 for non-convertible notes. Cash payments were made on these notes of $12,000 and $60,368 during the six months ended August 31, 2015 and 2014, respectively. Other short-term debt carries an interest rate of 0% to 17% over the term of the loans, and includes cash advances (the “Cash Advances”) from lenders that purchased future sales. The Company agreed to repay the Cash Advances at a premium to the amount received from the lender. For the nine months ended August 31, 2015 and 2014, $18,158 and $62,745, respectively, of amortization of premium from the Cash Advances is included in interest expense. At August 31, 2015 and November 30, 2014, Cash Advances totaled $130,196 and $67,196, respectively. The Cash Advances are currently in default.

Long-term debt

The Company acquired 90% of Canalytix LLC on March 25, 2015. Canalytix owes Flux Carbon Starter Fund $434,954, as of August 31, 2015, under a secured senior term loan agreement, which is included in long-term debt in the Company’s consolidated financial statements. The debt bears an annual interest rate of 12% and matures on December 31, 2019. Principal payments are made periodically from cash flow. No principal payments are due until maturity.

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

Convertible debt with a variable conversion feature

In 2015, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.34 years; (2) a computed volatility rate of 422%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.34 years; (2) a computed volatility rate of 230%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Tainted conventional convertible debt

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .0 to .534 years; (2) a computed volatility rate of 422%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.34 years; (2) a computed volatility rate of 230%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .46 to 7.83 years; (2) a computed volatility rate of 422%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .25 to 8.83 years; (2) a computed volatility rate of 172%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the six months ended August 31, 2015 was as follows:

	Balance at November 30, 2014	Initial valuation of derivative liabilities upon issuance of new securities during the period	Change in fair value of derivative liabilities	Conversion of debt to equity	Debt Forgiveness	Balance at August 31, 2015
Variable convertible debt	$527,781	$81,793	$2,384,209	$(1,488,450)	$(1,153,545)	$351,788
Tainted convertible debt	106,246	118,790	(82,025)	—		143,011
Tainted warrants	5,312	2,000	21,917	—		29,229
	$639,339	$202,583	$2,324,101	$(1,488,450)	$(1,153,545)	$524,028

Activity for embedded derivative instruments during the nine months ended August 31, 2014 was as follows:

	Balance at November 30, 2013	Initial valuation of derivative liabilities upon issuance of new securities during the period	Change in fair value of derivative liabilities	Conversion of debt to equity	Balance at August 31, 2014
Variable convertible debt	$1,467,182	$230,837	$(254,972)	$(300,920)	$1,142,126
Tainted convertible debt	139,953	—	(136,600)	—	74
Tainted warrants	65,209	—	(22,899)	—	8,969
	$1,672,344	$230,837	$(451,091)	$(300,920)	$1,151,169

Note 11 – Stockholders’ Equity

As discussed in Note 9, the Company entered into various transactions where it issued convertible notes to third parties. Such convertible notes allowed the debt holders to convert outstanding debt principal into shares of the Company’s common stock, par value $0.00001, (the “Common Stock”) at a discount to the trading price of the Common Stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, in the nine-month period ended August 31, 2015, $348,270 of principal and accrued interest was converted into 2,328,556,212 shares of Common Stock. Included in these numbers are 380,000,000 shares of Common Stock that were returned to the company on August 20, 2015 to reverse two debt conversion transactions totaling $30,990. Also, during the first quarter of 2015, the Company issued 40,000,000 shares of Common Stock for services rendered, which was valued at $4,000.

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

The Series F Preferred has voting rights equal to 100 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series F Preferred Stock is designed to be convertible at any time after their six-month anniversary date, if the Company is current with the filing of public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934, or after twelve months if such reports are not filed, into the number of shares of the Company's Common Stock, equal to the price of the Series F Preferred Stock of $2.50 per share, divided by the par value of the Series F Preferred, subject to adjustment as may be determined by the Board of Directors. Shares of Series F Preferred Stock are anti-dilutive to reverse splits, so that in the event of a reverse split, the shares are convertible into the same number of common shares after the reverse split as would have been issued before the reverse split. The conversion rate of Series F Preferred Stock, however, increases proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

The Series G Preferred has voting rights equal to 10 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series G Preferred Stock is designed to be convertible, at any time after their six-month anniversary date, if the Company is current with the filing of public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934, or after twelve months if such reports are not filed, into 500 shares of the Company's Common Stock. Shares of Series G Preferred Stock are anti-dilutive to reverse splits, so that in the event of a reverse split, the shares are convertible into the same number of common shares after the reverse split as would have been issued before the reverse split. The conversion rate of Series G Preferred Stock, however, increases proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

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

Each share of Series F and Series G convertible preferred stock is convertible into 250,000 and 500 shares of Common Stock, respectively, which gives the holder of the Series F and Series G a beneficial conversion price. At the issuance date of January 13, 2015, the effective conversion price was less than the fair value of the Common Stock into which the preferred shares are convertible. Consequently, the Company recognized a beneficial conversion feature (“BCF”). The intrinsic value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company recorded a discount on the preferred stock of $100,000 from the value of the Series F and Series G shares issued in exchange for outstanding payables to the chief executive officer (see Note 13 – Related Party Transactions). The discount was accreted to preferred stock dividends over a six-month period, as the preferred stock is convertible after six months (date of earliest conversion). Accretion amounted to $100,000 and $12,030 for the nine and three-month period ended August 31, 2015. In conjunction with a pending merger agreement with one of the Company’s subsidiaries, none of the conversion features of the Series E, F and G preferred stock are currently applicable.

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

Each share of Series H Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Company, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series H Preferred Stock are convertible on the record date for the stockholder action.

In the event that the Company’s Board of Directors declares a dividend payable to holders of any class of stock, the holder of each share of Series H Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company’s Common Stock into which that holder’s Series H Preferred Stock could be converted on the record date for the dividend.

Upon the liquidation, dissolution and winding up of the Company, the holders of the Series H Preferred Stock shall be entitled to receive in cash out of the net assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of Common Stock or to the holders of any other class or series of equity stock, an amount equal to eighty percent (80%) of said net assets multiplied by a fraction, the numerator of which shall be the number of outstanding shares of Series H Preferred Stock on the record date for the distribution and the denominator of which shall be the number of authorized shares of Series H Preferred Stock.

On March 25, 2015, the Company executed a securities purchase agreement (the “Agreement”) with Flux Carbon Corporation (“FCC”), pursuant to which the Company acquired from FCC 90% of the issued and outstanding equity of Canalytix in consideration of the issuance by the Company of 1,000,000,000 shares of Common Stock, and 100,000 shares of Series H Preferred Stock, par value $0.00001 (the “Series H Preferred Stock”) of the Company. The sale of 1,000,000,000 shares of Common Stock to FCC was subsequently rescinded and FCC agreed that the issuance of 100,000 shares of Series H Preferred Stock was the sole consideration given by the Company for the purchase of 90% of Canalytix. The sale of 100,000 shares of the Series H Preferred Stock gave FCC 10% of the voting power and equity in the Company. Canalytix was formed in 2013 to develop and market energy and resource efficiency technologies and products, and is currently focused on doing so for indoor plant growth clients in the Colorado and other qualified markets.

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

On July 1, 2015, the Company executed a securities purchase agreement (the “Second Agreement”) with FCC, pursuant to which the Company acquired from FCC 100% of the issued and outstanding equity of Plaid Canary Corporation (“PCC”) in consideration of the issuance by the Company of 500,000 shares of Series H Preferred Stock of the Company. The sale of 500,000 shares of the Series H Preferred Stock, plus the March 25, sale of 100,000 shares of Series H Preferred Stock gives FCC 60% of the voting power and equity in the Company. PCC is a special purpose consolidation company focused on acquiring, developing and supporting companies and technologies in emerging agricultural markets. PCC owns a 60% stake of Grow Big Supply LLC (“GBS”), a retail distribution company servicing the hydroponic and indoor grow facility market in Denver, Colorado. The operations of GBS are included in the Company’s consolidated financial statements as of July 1, 2015.

Note 12 – Related Party Transactions

We paid fees to a third-party intellectual property development firm (the “Consultant”) for the nine and three-month periods ended August 31, 2014 of $121,500 and $25,500, respectively. One of our former officers performed work for the Consultant, including the function of distributing such funds to appropriate vendors, for which he was not compensated. The fees for software development services performed by the Consultant were deemed to be operating costs.

At August 31, 2015 and November 30, 2014, we owed our chief executive officer $1,311,619 and $1,194,021, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first quarter of fiscal 2015, the Company settled $100,000 in outstanding payables to the chief executive officer of by issuing 10,000,000 shares each of the Company’s Series F and G preferred stock and 10 shares of the Company’s Series E stock.

The owner of FLUX Carbon Corporation, which holds 60% voting control of the Company through its ownership of 600,000 shares of Series H preferred Stock, is also the majority shareholder of GS Engineering, Inc. For the nine and three months ended August 31, 2015, we recorded revenues of $70,000 and $5,000, respectively with GS Engineering, Inc.

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

Valuation Hierarchy

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 and November 30, 2014:

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with non-observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

August 31, 2015

Restricted securities	$64,000	$64,000	—	—
Derivative liability	$524,028	—	—	$524,028

November 30, 2014

Restricted securities	$1,040,000	$1,040,000
Derivative liability	$639,339	—	—	$639,339

The Company has no instruments with significant off balance sheet risk.

In 2015, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 7.83 years; (2) a computed volatility rate of 422% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 8.83 years; (2) a computed volatility rate of 230% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

Note 14 – Acquisition of Company

The Company acquired 90% of the equity of Canalytix on March 25, 2015 in exchange for 100,000 shares of Series H Preferred Stock, and acquired 100% of the equity of Plaid Canary Corporation (“PCC”) on July 1, 2015 in exchange for 500,000 shares of Series H Preferred Stock. The Company is currently in the process of valuing the acquired assets and liabilities and completing the purchase price allocation. Due to the complexities of the Canalytix acquisition, the purchase price allocation was not complete as of August 31, 2015. Accordingly, the purchase price in excess of the fair value of the net assets acquired of $410,839 has been recorded in other long-term assets in the accompanying Condensed Consolidated Balance Sheet. Upon the completion of the purchase price allocation, the excess purchase price will be allocated to goodwill, non-controlling interest and other identifiable assets. The purchase of PCC was treated as a reverse merger recapitalization with no excess purchase price allocation. The excess of liabilities over assets of PCC on the acquisition date was recorded as a charge to capital in excess of par value. A presentation of the unaudited proforma income statements of the Company, had the acquisitions occurred at the beginning of the fiscal year, for the nine and three-month periods ended August 31, 2015 and 2014 is as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	8/31/2015	8/31/2014	8/31/2015	8/31/2014
Revenue	$2,452,557	$4,292,604	$581,211	$1,373,144

Income (loss) from operations	$(331,863)	$(959,896)	$(58,239)	$(267,112)

Net income (loss)	$(67,564)	$(808,683)	$457,626	$(210,537)

Income (loss) per share	$0.00	$0.00	$0.00	$0.00

Summary of assets and liabilities acquired	Canalytix			PCC
Cash		$302		$15,714
Accounts receivable		$—		$49,639
Inventory		$—		$271,477
Equipment and leasehold improvements, net		$—		$56,577
Other assets		$21,000		$200
Intangible assets	$		*	$259,217
Accounts payable		$—		$527,194
Debt		$421,001		$315,500

* Value to be determined

Note 15 – Restatement

During 2015, the Company determined that it should have recorded and valued tainted derivatives that had not previously been identified as derivatives. As a result, the Company has restated its previously issued financial statements for the nine-month period ended August 31, 2014. The restatement resulted in a decrease in beginning Retained Deficit at December 1, 2013 of $132,826, and a loss of $445,221 for the nine-month period ended August 31, 2014, or a decrease of $5,824, as compared to a loss of $439,397 that had previously been reported. The Company also reclassified deferred financing costs of $65,692 from selling, general and administrative costs, to other expense.

The Company restated its consolidated financial statements as of and for the nine months ended August 31, 2014 as follows:

	Nine Months Ended August 31, 2014

	As Originally Reported	Adjustments		As Restated
Selling, general and administrative costs	$909,876	$(65,692)	(1)	$679,338
Other expense – deferred finance costs	—	65,692	(1)	65,692
(Gain) loss on value of derivative liabilities	(456,915)	5,824	(2)	(451,091)

Adjustments to consolidated financial statements:

(1)	To reclassify deferred finance expense to other expenses.
(2)	To record gain on the settlement of derivative liabilities.

For the nine-months ended August 31, 2014, the restatement increased income from continuing operations by $65,692, decreased net income by $5,824, and had no effect on earnings per share, which remained at $0.00.

Note 16 - Subsequent Events

Amendment to Certificate of Incorporation

One September 24, 2015, the Company filed an Amendment to its certificate of incorporation to designate 55,000 shares of preferred stock as Series I Preferred Stock (the “Series I Preferred”). Each share of Series I Preferred has a stated value equal to ten dollars ($10.00) (the "Stated Value"). The relative rights, preferences and limitations of the Series I Preferred Stock shall be as follows:

Each share of Series I Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Company, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series I Preferred Stock are convertible on the record date for the stockholder action without taking into account potential conversions of any other convertible securities issued by the Company.

The Company’s Board of Directors shall not declare a dividend payable to holders of any class of stock other than Series I Preferred Stock until the Company shall have declared and paid dividends to the holders of Series I Preferred Stock equal in aggregate to the Stated Value of the outstanding shares of Series I Preferred Stock.

Upon the liquidation, dissolution and winding up of the Company, the holders of the Series I Preferred Stock shall be entitled to receive in cash out of the net assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock or to the holders of any other class or series of equity stock, an amount equal to (a) the Stated Value of the outstanding shares of Series I Preferred Stock on the record date for the distribution less (b) the amount of any dividends previously paid to the holders of the Series I Preferred Stock.

The number of shares of Common Stock to which a holder of Series I Preferred Stock shall be entitled upon a conversion shall equal the quotient determined by dividing (x) the Stated Value of the shares of Series I Preferred Stock recited in the conversion notice by (y) the conversion price. The conversion price is one hundred percent (100%) of the average of the five (5) lowest closing bid prices for the Common Stock during the ten (10) consecutive trading days immediately preceding the conversion date or other date of determination, as quoted by Bloomberg, LP

The Company shall not effect any conversions of the Series I Preferred Stock and the holder shall not have the right to convert any shares of Series I Preferred Stock to the extent that after giving effect to such conversion, the holder, together with any affiliate thereof, would beneficially own (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder) in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

Amended and Restated Convertible Promissory Note

So as to cure a default on a note, which had matured on June 26, 2015 and remained unpaid, and was purchased by EXO in April 2015, the Company and EXO agreed to amend the principal balance on the note to reflect the sum of the original principal, the default interest and the default fees owed on the note and to extend the due date. Consequently, the amended and restated note carries a principal balance of $209,847 and matures on March 31, 2016. All other significant terms remain the same, including a conversion feature that allows EXO to convert the debt into shares of Common Stock at a 49% discount to the market price, as defined. The interest rate is 8% per annum.

Amendment to Certificate of Incorporation

One October 14, 2015, the Company filed an Amendment to its certificate of incorporation to designate 51 shares of preferred stock as Series J Preferred Stock (the “Series J Preferred”). Each share of Series I Preferred has a stated value equal to $0.00001. The relative rights, preferences and limitations of the Series J Preferred Stock shall be as follows:

There are no Liquidation Rights associated with the Series J Preferred Stock. No conversion of the Series J Preferred Stock is permitted.

All shares of the Series J Preferred Stock shall rank (i) senior to the Company’s common stock, par value $0.00001 per share (“Common Stock”), and any other class or series of capital stock of the Company hereafter created, except as otherwise provided in clauses (ii) and (iii) of this Article V, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series J Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series J Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Upon the Company’s receipt of notice of a default or an event of default under or pursuant to any document or agreement executed by the Company and TCA Global Credit Master Fund, LP (“TCA”), each one (1) share of the Series J Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock and Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series J Preferred Stock shall be equal to 102,036 (e.g. ((0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The issuance of 51 shares of Series J Preferred to TCA gives TCA voting control of the Company if the Company receives a default notice from TCA, under any agreement between the two entities..

So long as any shares of Series J Preferred Stock are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series J Preferred Stock, alter or change the rights, preferences or privileges of the Series J Preferred so as to affect adversely the holders of Series J Preferred Stock.

Securities Purchase Agreement

On October 14, 2015 the Company closed on a Securities Purchase Agreement (“SPA”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”).  Pursuant to the SPA, TCA agreed to loan the Company up to a maximum of $5 million for working capital and general operating expenses.  An initial amount of $500,000 was funded by TCA at the closing of the SPA.  Any increase in the amount extended to the Company shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Senior Secured, Convertible, Redeemable Debenture (the “Debenture”) and the repayment of the Debenture is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a security agreement by and between the Company and TCA and a first position security interest in substantially all of the Company’s subsidiaries’ assets in favor of TCA, as evidenced by a security agreement by and among the Company’s subsidiaries and TCA and a pledge agreement for the Company’s ownership of its subsidiaries.  The Debenture is in the original principal amount of $500,000, is due and payable, along with interest thereon, on April 14, 2017, and bears interest at the rate of 18% per annum. Principal payments are due in monthly installments beginning in February 2016.

Upon the occurrence of an event of default, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Debenture into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of the Company’s outstanding common stock upon any conversion.

As further consideration for TCA entering into and structuring the SPA, the Company paid TCA an advisory fee of $175,000 by issuing to TCA 17,500 shares of its Series I convertible preferred stock.  Additionally, the Company issued 51 shares of its Series J preferred stock to TCA, which gives TCA voting control of the Company if the Company is in default of any agreement with TCA.

The Company used $70,000 of the proceeds of the TCA funding to make its final payment to Laurus (see Note 9). This payment satisfies all remaining debt payable to Laurus, which amounted to $1,859,582 at August 31, 2015. Consequently, the Company will record a trouble debt restructuring gain of approximately $1,790,000 in the fourth quarter of fiscal 2015.

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

On July 1, 2015, we purchased Plaid Canary Corporation (“PCC”), a special purpose consolidation company focused on acquiring, developing and supporting companies and technologies in emerging agricultural markets. The acquisition of PCC allows us to offer products, services and new technologies to the emerging cannabis and related agricultural markets. PCC’s Grow Big Supply (“Grow Big”) subsidiary operates a 38,000 square foot retail agricultural grow facility supply store based in Denver, Colorado.

Plan of Operation

Our Grow Big subsidiary is a premier retail destination and grower education center, providing agriculture and horticulture grow supplies and consultative services for marijuana growers on both the commercial and hobbyist level. We believe it has become a trusted source of knowledge and products. In addition to our Grow Big’s retail business, we are building our first state-regulated testing lab under the brand name Amulet Labs that will be designed to provide mandated compliance testing to the retail and medical marijuana businesses in Colorado. We intend to form a new, wholly-owned subsidiary to initiate and administer laboratory operations using conventional analytical equipment, however, we have targeted and plan to acquire the exclusive rights to new patented technologies for advanced, multi-parameter, real-time chemical detection. We believe those technologies and our Canalytix analytics technologies to be especially important to analytical challenges faced by retail and medical marijuana businesses. We plan to co-locate Amulet Labs at Grow Big’s retail outlet, providing synergistic overlap in customers and foot traffic, and to leverage our regional presence and capabilities to provide an array of value added, financial, consultive and technology-driven on-site services to residential and commercial growers in the local market. Utilizing these retail and scientific testing platforms, we are also developing a portfolio of technologies and intellectual property assets for new products and services that we intend to test and commercialize within the cannabis industry. We believe our retail and marketing platform combined with our scientific expertise provides us with a compelling opportunity.

Results of Operations

For the Nine Months Ended August 31, 2015 Compared to the Nine Months Ended August 31, 2014

Our revenue for the nine-month period ended August 31, 2015 decreased by $111,688, or 23%, to $366,905, as compared to $478,593 reported for the nine-month period ended August 31, 2014. The decrease in revenues in fiscal 2015 was due to the sale of most of our customers on September 30, 2014. Despite this decrease, we believe we are in a better position today to build our revenues than we were one year ago, and we reported a significant increase in quarterly revenues for the second consecutive quarter. Our second quarter revenues in fiscal 2015 of $65,927 represented an increase in quarterly revenues of $65,033, over first quarter revenues of $894, and our third quarter revenues of $300,084 represent an increase in quarterly revenues of $234,157 over second quarter revenues. Our increase in revenues comes from the purchase of our new Canalytix and Plaid Canary subsidiaries.

For the nine-month period ended August 31, 2015, our gross profit amounted to $170,471, which was a decrease of $39,532 from the gross profit of $210,003 reported in the nine-month period ended August 31, 2014. The reduction in gross profit is attributable to the sale of most of our customers in the fourth quarter of fiscal 2014. Our gross margin increased slightly from 44% in the nine months ended August 31, 2014 to 46% in the nine months ended August 31, 2015.

Selling, general and administrative expenses decreased by $441,544 or 52%, to $402,640 for the nine-month period ended August 31, 2015 from $844,184 reported in the same prior-year fiscal period. The decrease was primarily due to a reduction in personnel cost and other cost cutting associated with the sale of most of our customers in the fourth quarter of fiscal 2014.

As a result of the above noted changes, our loss from operations for the nine-month period ended August 31, 2015 decreased by $402,012 to $232,169 from $634,181 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense decreased by $285,582 to $908,402 for the nine-month period ended August 31, 2015 as compared to $1,193,984 for the prior-year fiscal period. The decrease in interest expense is attributable to less debt outstanding and larger borrowings in the first quarter of fiscal 2014 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in larger amounts of amortization of debt discount during fiscal year 2014.

•	For the nine-month period ended August 31, 2015, we reported a gain on troubled debt restructuring of $2,065,614, as compared to no transactions reported in the nine-month period ended August 31, 2014. In the first quarter of fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in the prior-year fiscal period.

•	For the nine-month period ended August 31, 2014, we reported a gain on the sale of a subsidiary of $640,180, as compared to $0 reported in the nine-month period ended August 31, 2015. No such gain occurred in the nine-month period ended August 31, 2015.

•	For the nine-month period ended August 31, 2015, we reported a gain on the settlement of derivative liabilities of $1,488,450, as compared to a gain of $300,686 in the nine-month period ended August 31, 2014. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the nine-month period ended August 31, 2015, we had a loss from the change in the valuation of derivative liabilities of $2,324,101, as compared to a gain of $451,091 for the nine-month period ended August 31, 2014. The loss in the fiscal 2015 period is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter. The gains in the fiscal 2014 period are due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the nine-month period ended August 31, 2015 was net income of $84,309 compared to a net loss of $445,221 reported in the prior-year fiscal period.

.

For the Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

Our revenue for the three-month period ended August 31, 2015 increased by $272,506, or 988%, to $300,084, as compared to $27,578 reported for the three-month period ended August 31, 2014. The increase in revenues was due to the purchase of two businesses, Canalytix and Plaid Canary.

For the three-month period ended August 31, 2015, our gross profit amounted to $115,875, as compared to a negligible loss from the same period last year. The increase in gross profit is attributable to the purchase of two businesses, Canalytix and Plaid Canary.

Selling, general and administrative expenses increased by $69,828 or 42%, to $234,674 for the three-month period ended August 31, 2015 from $164,846 reported in the same prior-year fiscal period. The increase was due to the personnel cost and other operating expenses associated with our acquisition of Plaid Canary in July of 2015.

As a result of the above noted changes, our loss from operations for the three-month period ended August 31, 2015 decreased by $49,570 to $118,799 from $168,369 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense decreased by $56,347 to $319,085 for the three-month period ended August 31, 2015 as compared to $375,432 for the prior-year fiscal period. The decrease in interest expense is primarily attributable to larger borrowings in fiscal 2014 in which debt discounts equaled or exceeded the face value of new promissory notes, resulting in significant amounts of amortization of debt discount.

•	For the three-month period ended August 31, 2015, we reported a gain on the settlement of derivative liabilities of $312,166, as compared to no transactions in the three-month period ended August 31, 2014. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the three-month period ended August 31, 2015, we had a gain from the change in the valuation of derivative liabilities of $646,196, as compared to a gain of $407,153 for the three-month period ended August 31, 2014. The gains are due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the three-month period ended August 31, 2015 was net income of $520,700 compared to a net loss of $102,936 reported in the prior-year fiscal period. In fiscal 2015, however, the net income occurred primarily because of the gains we realized when we settled debt with our creditors, which exceeded the losses we incurred from the remainder of our business.

Liquidity and Capital Resources

At August 31, 2015, we had cash and cash equivalents of $5,647 and negative working capital of $10,294,171.

Operating activities for the nine months ended August 31, 2015 used $181,344 of cash, consisting principally of approximately $698,000 in non-cash income statement charges and offset by net income of $84,309 and approximately $432,000 in changes in operating assets and liabilities. Operating results for the nine months ended August 31, 2014 used $201,565 of cash, consisting principally of a net loss of $445,221 and approximately $617,000 in non-cash income statement charges, offset by approximately $861,000 in changes in operating assets and liabilities.

Net cash provided by investing activities amounted to $15,206 and $0 for the nine-month periods ended August 31, 2015 and 2014. Cash provided during the nine months ended August 31, 2015, is the cash acquired in the acquisition of Canalytix and Plaid Canary, totaling $16,016. Cash used for investing activities consisted of fixed asset purchases of $810. For the nine months ended August 31, 2014, we had no capital expenditures. We are seeking to make equipment purchases for lab activities in our Plaid Canary subsidiary before the end of fiscal 2015.

Net cash provided by financing activities aggregated $169,953 and $191,567 for the nine-month periods ended August 31, 2015 and 2014, respectively. In the nine months ended August 31, 2015, cash provided by financing activities resulted from proceeds from borrowings of $244,750, offset by principal payments of $74,797. For the nine months ended August 31, 2014, cash provided by financing activities resulted from proceeds from short-term borrowing of $354,575, less repayments of debt of $163,008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2015, the Company issued a total of 240,476,000 shares to a convertible debt holder upon its conversion of a convertible debenture in the amount of $101,000. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 9 and Note 16 of the consolidated financial statements, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On September 22, 2015 the Company filed a Certificate of Amendment to its Certificate of Incorporation. The amendment designated 55,000 shares of Series I preferred stock with a stated value of $10.00.

On October 14, 2015 the Company filed a Certificate of Amendment to its Certificate of Incorporation. The amendment designated 51 shares of Series J preferred stock, with no liquidation rights or conversion rights. Upon the Corporation’s receipt of notice of a default or an event of default under or pursuant to any document or agreement executed by the Corporation and TCA Global Credit Master Fund, LP, each one (1) share of the Series J Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock and Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

Item 6. Exhibits.

Exhibit No.	Document

3.1	Certificate of Amendment of the Certificate of Incorporation dated September 22, 2015

3.2	Certificate of Amendment of the Certificate of Incorporation dated October 14, 2015

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PERVASIP CORP.

Date: October 15, 2015	By:	/s/ Paul H. Riss
Name: Paul H. Riss
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)