Form 10-K
period 2015-11-30
PERVASIP CORP
filed 2016-12-15
CIK 90721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on May 31, 2015, was $4,777,985.

As of November 30, 2016, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 3,778,005,709.

Documents Incorporated By Reference: None.

ii

TABLE OF CONTENTS

PART I

Item 1.	Business.	2
Item 1A.	Risk Factors.	5
Item 1B.	Unresolved Staff Comments.	12
Item 2.	Properties.	13
Item 3.	Legal Proceedings.	13
Item 4.	Mine Safety Disclosures.	13

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20
Item 6.	Selected Financial Data.	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 8.	Financial Statements.	19
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	19
Item 9A.	Controls and Procedures.	19
Item 9B.	Other Information.	20

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	22
Item 11.	Executive Compensation.	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	25
Item 14.	Principal Accounting Fees and Services.	26

PART IV

Item 15.	Exhibits, Financial Statements Schedules.	28

SIGNATURES		30

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

PART I

In this Annual Report on Form 10-K, we will refer to Pervasip Corp., a New York corporation, as “our company,” “we,” “us” and “our.”

Item 1.  Business.

Overview

Our company was incorporated in the State of New York in 1964.  From 1999 to 2015 we were involved exclusively in the telecommunications business, both as a reseller of telephone services and, after 2004, through our own IP telephone network. In December 2007, we changed our name to Pervasip Corp. The word Pervasip is a contraction of the phrase “Pervasive IP” to signify a pervasive Internet Protocol (“IP”) company with cloud-based technology that possessed a ubiquitous global presence.

During fiscal 2015 we transitioned from our cloud-based telecommunications business to pursue a cloud-based business focused on the emerging cannabis industry. We purchased Canalytix LLC, which is developing a cloud-based application to monitor and control greenhouse facilities, providing real-time data on energy usage, HVAC systems, lighting and costs. On July 1, 2015, we purchased Plaid Canary Corporation (“PCC”), a special purpose consolidation company organized to acquire companies and technologies in emerging agricultural markets. On July 6, 2015, PCC acquired 60% of the membership units of Grow Big Supply LLC (“Grow Big”), which operated a retail supply store in Denver, Colorado targeted at those involved in growing cannabis.

We planned to use part of the Grow Big facility to provide laboratory testing and oil extraction services. The facility, however, was in a warehouse district and it was too difficult to maintain the cleanliness required for laboratory work. In February 2016, we were provided significant financial incentives from Grow Big’s landlord to close our Grow Big store and move it to another location. We laid off our staff at the store, except for our Chief Science Officer and Chief Operating Officer, and we moved our inventory to temporary storage while we searched for a location that would allow us to perform scientific work and sell off our remaining inventory. In November 2016, we secured a verbal agreement with a licensed grower and dispensary and we moved inventory from storage into its warehouse. When our existing inventory is sold, we do not plan to continue the sale of gardening products. We believe there is more value in providing scientific analysis and extraction services to entities that are operating under a cannabis license.

We have developed scientific methods for the analysis of cannabinoids in flowers, concentrates, and edibles through the use of available instruments. As our operations expand, we plan to assist medical marijuana specialty production facilities in order to better regulate, calculate proper dosage, and improve consistency in the product.

Available Information

We maintain a corporate website with the address www.canalytix.com.  We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

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

The Industry

Marijuana, a derivative of the cannabis plant,is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision, and a high potential for abuse.  The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  Possession of marijuana is illegal under federal law. Possession with an intent to distribute marijuana is a felony under federal law, potentially punishable by fines up to $50 million and terms of imprisonment up to life.

Nevertheless, commencing with California in 1996, a succession of states have decriminalized the use of marijuana for medical purposes. Although the medical uses of marijuana deemed acceptable vary from state to state, decriminalization of use for relief of nausea during chemotherapy, to induce appetite among cancer and AIDs patients, and to relieve chronic pain and muscle spasms is common. At present, 27 states and the District of Columbia had decriminalized some or all medical uses of marijuana. In December 2015 Congress directed the U.S. Justice Department that it may not interfere with the medical use of marijuana in states where such use is authorized. The number of Americans living in states in which recreational marijuana is legal more than tripled as a result of the November 2016 elections. Seven states have legalized recreational marijuana, and a recent Gallup poll suggests that almost 60% of Americans support the idea.

Our Business Plan

Our business plan is to expand our product and service offerings to meet the full panoply of requirements for marijuana production, and expand our geographic scope as the criminal proscription of commercial marijuana recedes. Our Chief Science Officer, Dr. Kenneth Hughes, is leading our research and development activities directed towards development of technologies that will yield products and services useful to the cannabis industry. Dr. Hughes is a specialist in the realization of products for agricultural and cleantech applications based on complex technology. Dr. Hughes is exploring technologies currently used by our affiliates for extraction of corn oil during the production of ethanol, and is adapting that know-how to enable the cost-effective extraction of oil from the cannabis plant. Success in that endeavor would provide us a leading-edge position in the expanding marijuana production industry, as the extraction technology could be marketed to the larger scale producers that are likely to emerge as the industry expands and matures.

Once we have established our position as a known source for leading edge technologies in the cannabis industry, we intend to build on that position by accumulating a portfolio of technologies and services that will enable us to offer clients a resolution for any technical issue in growing cannabis they may encounter.

Software and Analytics

Early in 2015 we acquired 90% of Canalytix LLC. Canalytix was organized to market a software solution for the cannabis growing industry - specifically a cloud-based method of offsite monitoring of an indoor growing facility. Our plan is to use that platform as our entry into a position as a known "think-tank" for the cannabis growing industry, offering a full complement of technologies and services that will enhance the profitabilty of our client growers.

The core Canalytix software enables growers, both commercial or hobbyist, to monitor and control greenhouse facilities through a system of sensors that transfer to the cloud real-time data regarding energy usage, efficiency of HVAC systems, lighting and related expense items. The systems also permit the grouwers to measure, test and properly extract and rate their product to allow users to know the potency of the product they consume. We can also assist medical marijuana specialty production facilities in order to better regulate, calculate proper dosage, and maintain consistency in their product.

Our staff is currently working on developing laboratory bench top equipment for the analysis of compounds that are important to the cannabis industry, including cannabinoids and terpenes. We are also engaged in developing field portable equipment to allow on-site analytics.

Going forward, we plan to offer consumers the data/analytics from laboratory testing services to assist consumers in finding the cannabis product that meets their needs.  We also plan to us the data/analytics to assist with formulation projects for our customers or other companies requiring that capability.

Implementation of advanced instrumentation is a major key to efficient operations where plant yields are maximized, costs are reduced, and impacts on the environment are minimized.  We have identified several areas where tremendous opportunity exists for portable chemical sensing instrumentation.

•	Plant chemical signals (released to the atmosphere) are important in understanding plant stage of lifecycle, production of valuable plant components including cannabinoids, and terpenes, and indicating when pests are present. We believe we can both “tune” and organize a chemical sensing system to detect and monitor these chemicals to provide guidance on when to harvest plants, and when to provide nutrient and pesticide treatment. Currently, plant harvesting is determined by visual information and destructive analysis. The use of non-destructive high sensitivity instrumentation could yield hundreds of thousands of dollars to the bottom-line of large growing operations.

•	Greenhouse and warehouse optimization reduces costs and increases product yields. Precise and accurate control of environmental conditions allows for greater optimization. We have the ability to perform advanced environmental monitoring through a range of third-party licensed advanced technology sensing instrumentation and software monitoring tools. The combination of this technology and in-house technical expertise will allow grow facility managers as well as Canalytix personnel to monitor growing operations remotely, identify problems immediately, minimize energy use, and reduce environmental impacts.

Marketing

Our marketing approach is focused on working with industry participants to create awareness of the services and products we provide. Word-of-mouth has proven to be our most valuable form of marketing. We also post information on websites to attract potential customers within the geographical area that we serve.

Our target market segments include Home Growers of organic vegetable and fruit Growers (small farms, home garden growers, restaurants growers, farmer markets), the Do-it Yourselfers (home flower and plant growers/ mass market and growers in the cannabis related market (Dispensaries, Cultivators, Caregivers).

Indoor growing techniques have primarily been used to cultivate plant-based medicines. Plant-based medicines often require high-degree of regulation and controls including government compliance, security, and crop consistency, making indoor growing techniques a preferred method. Cultivators of plant-based medicines often make a significant investment to design and build-out their facilities. They look to work with companies such as ours that understand their specific needs and can help mitigate risks that could jeopardize their crops. Plant-based medicines are believed to be among the fastest-growing market in the U.S. and several industry pundits believe that plant-based medicines may even displace prescription pain medication by providing patients with a safer, more affordable alternative.

Competition

All of the Company’s planned distribution channels will compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, we believe it is essential that the Company continues to develop, improve, and refine the value propositions that are offered to its customers.

Competition in the legal cannabis industry is significant, as competing companies continually open, and medical dispensaries search for a consistent source for oil products. With regard to competition in the California, Colorado, Oregon and Washington markets, there are numerous extraction facilities that we believe will compete with us for business.

The Company’s size relative to its competition is difficult to gauge as most of our competition is privately held and does not publicly report their earnings. We do know of several competitors who have been in operations longer than us, but they are privately held and, therefore, we are unable to determine their size in terms of annual revenue.

We also face competition from other public companies that offer equipment and expendables. Moreover, as the negative stigma associated with some types of urban gardening such as legal cannabis plants diminishes, it is very possible that other better capitalized public and private companies may enter the market and may effectively challenge the value proposition offered by the Pervasip subsidiaries. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We plan to compete on the strength of multiple product offerings, controlled production and scientific analysis to ensure high-quality and consistency in the products that we plan to offer.

Government Regulation

Twenty-seven states and the District of Columbia currently have laws legalizing marijuana in some form. Seven states and the District of Columbia have adopted more expansive laws legalizing marijuana for recreational use. Most recently, California, Massachusetts and Nevada all passed measures in November 2016 legalizing recreational marijuana. California’s Prop. 64 measure allows adults 21 and older to now possess up to one ounce of marijuana and grow up to six plants in their homes. Other tax and licensing provisions of the law will not take effect until January 2018. In Nevada, adults will be able to legally possess up to one ounce of marijuana beginning January 1, 2017. A similar ballot measure in Massachusetts allows for possession of marijuana starting on December 15, 2016.

A number of states have also decriminalized the possession of small amounts of marijuana. Other states have passed medical marijuana laws allowing for limited use of cannabis. Some medical marijuana laws are broader than others, with types of medical conditions that allow for treatment varying from state to state. Others states have passed laws allowing residents to possess cannabis oil if they suffer from certain medical illnesses.

The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana, and the U.S. Congress concurred. However, there is no guarantee that the Trump administration which comes to office in 2017 will not change federal policy regarding the enforcement of the Controlled Substances Act. Any change to more strict enforcement of current federal laws could cause significant financial damage to Pervasip and its shareholders. While Pervasip and its subsidiaries do not intend to harvest, distribute or sell cannabis, more strict enforcement of federal law would be likely to reduce the demand for our products and services.

Employees

As of November 30, 2016 we have 3 full-time employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

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

I. Risks Related To Our Financial Condition

Our business will not be viable unless we obtain significant amounts of additional capital.

At November 30, 2015 we had $8,978 in cash and $7,183 in accounts receivable, balanced against $1,622,649 in accounts payable and many millions in debt. It is unlikely that we can sustain current operations, and it is impossible that we can expand current operation, unless we obtain additional capital. Because of our poor financial condition, it will be very difficult to obtain additional capital. If we fail to do so, it is likely that our business will fail and our shareholders will lose most or all of their investment in our company.

Our negative net worth will make it unlikely that we can obtain conventional financing for our business during the forseeable future.

Conventional financing generally consists of debt secured by assets or of equity financing. At the present time, we have secured debt outstanding in amounts that far exceed the book value of our assets. We also have a shareholders’ deficit that is approximately 19 times the book value of our assets - which means that our company has no equity. For those reasons, we will not be able to obtain conventional financing unless and until these conditions are substantially alleviated, which is unlikely to happen in the near future. Until then, the only financing that will be available to us will involve the sale of securities convertible into common stock at floating rates, so that our investors can liquidate their investment by selling into the market for our common stock. Our ability to obtain such financing will depend on the continued liquidity of the market for our common stock. If the trading volume in the market for our common stock diminishes, we may be unable to attract investors of any kind, in which case our business would be likely to fail for want of capital resources.

The $3,832,659 in debt that we owe to our lenders will add high interest expenses to our statement of operations, which will make it difficult for us to report profits.

During the year ended November 30, 2015 we recorded $1,414,029 in interest expense, or 234% of our revenues in that period. During the year ended November 30, 2014, we recorded $1,838,375 in interest expense, or 374% of our revenues for the year. At November 30, 2015 we had $3,832,659 in debt on our balance sheet, before taking into consideration any debt discounts. That debt, until it is satisfied, will result in interest expense in amounts that far exceed our current revenue level. This situation will make it difficult for us to realize net income in the coming periods (except for net income that may occasionally result from changes in the value of our outstanding derivative liabilities). And, in turn, our inability to report net income will make it difficult for us to obtain capital financing that might replace the high interest debt on our balance sheet.

The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business

In October 2015 we entered into a Securities Purchase Agreement with TCA Global Credit Master Fund, LP, which is the Selling Security Holder in this offering. Under the terms of the Securities Purchase Agreement, we sold to TCA a secured convertible debenture in the principal amount of $500,000. The Securities Purchase Agreement contains covenants that limit our ability to enter into specified types of transactions. These covenants will prevent us from undertaking, without the consent of TCA, transactions of the following nature:

•	merger or consolidation;
•	grant of liens on our assets;
•	sale or disposal of assets outside the ordinary course of business;
•	consummation of acquisitions;
•	investments; or
•	payment of dividends or other distributions.

These covenants may prevent us from taking actions that we consider to be in the Company's best interests and in the interest of its shareholders, but that TCA does not perceive to be in its own interest. In addition, we are in default of our lending agreement with TCA.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

II. Risks Related To Our Business Operations

We have a limited operating history and operate in a new industry, and we may not succeed.

We have a limited operating history in our current line of business.  We are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in the competitive and regulatory environment in which we operate. For example, the recreational and medical marijuana industry is a new industry that as a whole may not succeed, particularly should the Federal government change course and decide to prosecute those dealing in medical and recreational marijuana in violation of Federal law.  If that happens, the market for our products and services would be likely to disappear.

Since we participate in a new industry, there are no established entities whose business model we can follow or build on the success of.  Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in Pervasip. Further, as the medical and recreational marijuana industry is a new market, it is ripe for technological advancements that could limit or eliminate the need for our services and products.

You should consider, among other factors, the risks and uncertainties encountered by companies that, like Pervasip, are in their early stages.  For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our services and products.  We may not successfully address these risks and uncertainties or successfully implement our operating strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our capital stock to the point investors may lose their entire investment.

The long term success of our business will depend on our ability to develop new technologies for the cannabis industry.

Pervasip will only be successful as a vehicle for public investment if we are able to achieve a market position that generates substantial profits. Our plan to achieve that market position is based on our ambition to develop technologies that will enhance the profitablity of our clients in the cannabis industry. We are active in developing those technologies; but the success of our development efforts is by no means assured. Moreover, any new products or services that we develop and offer to the industry may be subject to significant competition from offerings by new and existing competitors in the legal cannabis industry. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements could prevent Pervasip from becoming profitable.

Our computer systems and operations may be vulnerable to security breaches.

We expect that the cloud-based monitoring systems offered by our subsidiary, Canalytix, to the cannabis industry will be an important foundation for establishing our company as a leading source of technology for that industry. For that reason, among others, the safety of our network and our secure transmission of confidential information over the Internet will be essential to our operations and our services. Although we have developed systems and processes that are designed to protect our network and the consumer information stored on our network, our network and our computer infrastructure are potentially vulnerable to physical breaches or to the introduction of computer viruses, abuse of use and similar disruptive problems and security breaches that could cause loss (both economic and otherwise), interruptions, delays or loss of services to our users. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible, however, that advances in computer capabilities or new technologies could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information, cause interruptions in our operations or utilize our network without authorization. Security breaches also could damage our reputation and expose us to a risk of loss, litigation and possible liability. While we have experienced isolated instances of unauthorized use of our network, and have responded to such events by taking steps to increase our network security, we cannot guarantee you that our security measures will prevent future security breaches.

Third parties might infringe upon our technology.

We cannot assure you that the steps we have taken to protect our property rights will prevent misappropriation of our technology. To protect our rights to our intellectual property, we rely on a combination of trade secrets, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. However, we may be unable to detect inappropriate use of our technology. Moreover, in the event of misappropriation, we may lack the financial resources necessary to successfully prosecute an enforcement action. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and adversely affect our ability to compete effectively. Further, defending our technology rights could result in significant financial expenses and managerial resources.

Third parties may claim that our services infringe upon their intellectual property rights.

Third parties may assert claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them and subject us to expensive and disruptive litigation. We incorporate licensed technology in some of our products and services. In these license agreements, the licensors have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims and lawsuits, even if not meritorious, could be expensive and time consuming to defend; divert management’s attention and resources; require us to redesign our products and services, if feasible; require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies; and/or may materially disrupt the conduct of our business.

We may face difficulties related to entry into joint ventures or the future acquisition or integration of additional businesses, which could harm our growth or operating results

Because we have entered into an industry that is rapidly developing, it is crucual to our future success that we keep pace with the growth. Toward that end, we will be aggressively pursuing opportunities to enter into joint venture arrangements with other industry participants or to acquire additional businesses or assets. Any such events will require substantial management time and resources, which may distract from our core operations to their detriment. In addition, acquisitions of existing businesses involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.

Because of our limited financial resources, acquisitions will likely require us to issue equity securities. Such transactions often result in significant expenses, such as the amortization of intangibles, write-down of goodwill, and write-off of acquisition-related expenses. If we are unable to successfully integrate any acquired businesses or assets we may not receive the intended benefits of such acquisition. In addition, we cannot predict market reactions to any acquisitions we may make.

While we conduct due diligence in connection with acquisition and joint venture opportunities, there will be a risk that such due diligence efforts fail to discover undisclosed liabilities or that we inadequately assess known liabilities. The discovery of material liabilities associated with acquisitions or joint venture opportunities, economic risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations, and financial condition.

If we are able to expand our operations, we may be unable to successfully manage our future growth.

Even if we are successful in expanding our operations in the United States, as planned, we may experience periods of rapid growth, which will require additional resources.  Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals.  In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

III. Risks Relating To Our Industry

Our success will be dependent on additional states legalizing medical and recreational marijuana.

Continued development of the medical and recreational marijuana market is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt the progress. Further, progress is not assured and the process can be expected to encounter set-backs. Even in states where there is public support for a legislative proposal, key support must be created in the relevant legislative committee or a bill may never advance to a vote.  Numerous factors can interfere with success in the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for recreational and medical purposes, which would limit the market for our products and negatively impact our business and revenues.

Marijuana remains illegal under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its use and prescription are violations of federal law, which may disrupt the on going business of Pervasip.

Possession and distribution of marijuana remain illegal under federal law.  Marijuana is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical and recreational marijuana have been legalized at the state level, its possession, prescription or distributions remains a violation of federal law.  The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that the federal government has the right to regulate and criminalize cannabis, even for medical and recreational purposes, notwithstanding state or local de-regulation.  Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes.  At present, certain states are decriminalizing possession of marijuana, either for medical use or in general. This may be because the Obama administration made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.  However, we faced another presidential election cycle in 2016, and a new administration could introduce a less favorable policy.  A change in the federal attitude towards enforcement could cripple the industry. The legal cannabis industry is our target market, and if this industry is unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

Our subsidiaries may have difficulty accessing the service of banks, which may make it difficult to conduct our business operations.

As discussed above, the distribution of marijuana is illegal under federal law.  Therefore, there is a compelling argument that banks cannot accept for deposit funds from the legal cannabis industry, and therefore cannot do business with the Company.  While efforts are underway in the U.S. Congress to amend banking regulations and laws in order to allow banks to transact business with state-authorized medical and recreational marijuana businesses, there can be no assurance these legislative efforts will be successful, that banks will agree to do business with medical marijuana and recreational marijuana industry participants, or that in the absence of legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law.  If we are unable to open accounts and otherwise use the service of banks, the result could be a material adverse effect on our business operations.

Pervasip may be unable to respond to the rapid technological change in its industry, and such change may increase costs and competition that may adversely affect our business.

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize the Company’s market. The continued growth of the Internet and intense competition in the Company’s industry exacerbate these market characteristics. The Company’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its products and services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of its products and services. In addition, any new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its products and services or infrastructures to adapt to these changes.

The Company also expects that new competitors may introduce products, systems or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing, products, systems and services that have greater functionality or are less costly than the Company’s products, systems and services, and may be more successful in marketing such products, systems and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

The cannabis industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we will compete with numerous other companies that offer alternative methods or approaches, that may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

IV. Risks Related To Our Management

Our Series E preferred shareholder has voting control of our company and has the ability to exercise control over all matters submitted to a stockholder vote.

Our Chief Executive Officer, Paul Riss, currently owns 10 shares of our Series E Preferred Stock, which gives him 51% of the voting power at any meeting of our shareholders or if shareholder consents are collected. He is therefore able to control the outcome of any matter submitted to the shareholders for approval, which would include the election of directors, recapitalizations, mergers or other significant corporate transactions.

TCA may obtain voting control of the Company and exercise it for its own purposes.

In October 2015 the Company sold a $500,000 promissory note to TCA Global Credit Master Fund, LP. The Note matures in April 2017 and bears interest at 18% per annum. In connection with the sale of the Note, the Company issued to TCA Series J Preferred Stock. The certificate that created the Series J Preferred Stock provides that, if the Company incurs a default under the terms of the Note, TCA may declare its rights as a holder of Series J Preferred Stock effective. Those rights include the right to exercise voting control of the Company. The Company has defaulted under the Note, and accordingly, TCA could take control of the Company. It is possible that TCA would use that control to protect its investment in the Company in ways that may not be in the best interests of the other shareholders of the Company.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on the New York Stock Exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors is independent, we do not currently have independent audit or compensation committees. This situation means that the Board will determine the direction of our company with only limited contribution of insights from outside observers with an objective perspective. This may limit the quality of the decisions that are made. In addition, the members of our board who are also officers have the ability, among other things, to determine their own levels of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We depend upon key personnel, the loss of which could seriously harm our business.

Our operating performance is substantially dependent on the continued services of our executive officers and key employees. In particular, Dr. Kenneth Hughes, our Chief Science Officer, possesses valuable knowledge about and experience in extraction technologies and patent applications. We have not entered into an employment agreement with Dr. Hughes and, although we are considering doing so, have not acquired key-person life insurance on him or any of our executive officers.  The unexpected loss of the services of Dr.Hughes could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

The Company’s failure to attract, train, or retain highly qualified personnel could harm the Company’s business.

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we will not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period. Such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will continue to reassess its capabilities as it gains access to additional capital.

V. Risks Related To Ownership Of Our Common Stock

The market price of our common stock has been and will continue to be adversely affected by our outstanding convertible debentures.

Several third-party investors currently hold convertible debentures issued by the Company that allow them to convert principal and interest into shares of our common stock at conversion prices that approximate a 30% to 60% discount to the trading price of our common stock. At November 30, 2015, the balance of the convertible debentures outstanding payable to such convertible debenture holders amounted to $3,470,211. If those debentures were converted in full, the shares that would be issued would far exceed the number of shares of our common stock currently outstanding. When those debentures are converted, the shares that are issued are usually immediately sold by the debenture holders into the public market. These sales, and the anticipation of such sales in the future, exerts a downward pressure on our stock price. When a lender converts the debt into shares of our common stock and resells those shares into the market, the result is often a reduction in the market price of our common stock. Until we are able to replace the convertible debentures with debt or equity financing that does not exert a continuing pressure on the market price of our common stock, the market price will continue to be volatile, and investors in our stock will bear a significant risk of reductions in the market value of our common stock.

Our common stock is quoted on the OTC Pink Market, which may increase the volatility of our stock and make it harder to sell shares of our stock.

Our common stock is quoted on the OTC Pink Market, which is the lower tier of the markets maintained by OTC Markets.   There is a greater chance of market volatility for securities that trade on the OTC Pink (as opposed to a national exchange or quotation system), as a result of which stockholders may experience wide fluctuations and a depressed price in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock may be limited, and stockholders could find it more difficult to sell their stock.

There is limited trading of our common stock, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock have limited trading, and the price if traded may not reflect the value of our Company. There can be no assurance that there will be an active market for shares of our common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock or because we are involved in the legal cannabis industry, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 9,000,000,000 shares of capital stock consisting of 8,978,999,990 shares of common stock, par value $0.00001 per share and 21,000,010 shares of blank check preferred stock, par value $0.00001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table sets forth pertinent facts concerning our office leases as of March 15, 2016

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

Quarter ended	High Price	Low Price
1st Quarter 2014	$0.0024	$0.0008
2nd Quarter 2014	$0.0016	$0.0006
3rd Quarter 2014	$0.0008	$0.0002
4th Quarter 2014	$0.0003	$0.0001
1st Quarter 2015	$0.0004	$0.0001
2nd Quarter 2015	$0.0035	$0.0002
3rd Quarter 2015	$0.0023	$0.0003
4th Quarter 2015	$0.0005	$0.0002

Recent Issuances of Unregistered Securities

None

(b) Holders

As of November 30, 2015 a total of 3,652,005,709 shares of the Company’s common stock were outstanding, held by 363 shareholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of November 30, 2015, with respect to shares of our common stock that are issuable under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available to future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1996 Restricted Stock Plan(1)	—		40,000
2007 Equity Incentive Plan (2)	—		152,500
2010 Equity Incentive Plan (2)	—		24,650,253
Subtotal	—		24,842,753

Equity compensation plans not approved by security holders:

2009 Equity Incentive Plan (2)	—		171,000
2011 Equity Incentive Plan (2)	4,000,000	$.01	16,000,000
Subtotal	4,000,000		16,171,000

Total	4,000,000		41,013,753

___________________________

(1)	Our Restricted Stock Plan provides for the issuance of restricted share grants to officers and non-officer employees.

(2)	Our 2007, 2009, 2010 and 2011 Equity Incentive Plans allow for the granting of share options to members of our board of directors, officers, non-officer employees and consultants.

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

Overview

The financial statements for the year ended November 30, 2015 include the accounts of Pervasip Corp. and the activities of its various wholly-owned subsidiaries, its 90% owned subsidiary, Canalytix LLC (Canalytix), and its 60% owned subsidiary, Grow Big Supply LLC (“Grow Big Supply”). The results of the operations of the Company include Canalytix since March 25, 2015, and Grow Big since July 6, 2015, the dates on which Pervasip acquired its ownership interest in those subsidiaries. Any significant inter-company balances and transactions have been eliminated.

To the extent that the financial statements included in this report reflect operations occurring prior to the dates on which we acquired Canalytix and Grow Big Supply, those are the operations of the Company's telecommunications business. The telecommunications business was terminated on May 31, 2015

Results of Operations

Our revenues for fiscal 2015 increased by $113,634, or 23%, to $604,953 as compared to $491,319 reported for fiscal 2014.  The increase in revenues was due to the sale of the bulk of our telecommunications business on September 30, 2014, after ten months of operations, compared to 5 months of operations of our hydroponics business, which we acquired in July 2015. We discontinued our hydroponics business in fiscal 2016 and anticipate that we will become a scientific analyis agricultural-products company in fiscal 2017.

Our gross profit for fiscal 2015 decreased by $56,544 to $147,747 from a gross profit of $204,291 reported in fiscal 2013, and our gross profit percentage was 24% in fiscal 2014 as compared to 42% in fiscal 2014.  Our telecominications business regularly ran on gross margins in excess of 40%. However, in 2015, our hydroponics store faced significant retail competition and kept its prices low to attract customers, which resulted in a gross margin of 24%.

Selling, general and administrative expenses decreased by $281,761, or 27%, to $773,106 for fiscal 2015 from $1,054,867 reported in the prior year fiscal period.  The decrease is attributable to lower overhead costs in 2015, when we had full operations for a ten-month period, compared to a five-month period in fiscal 2015.

As a result of the reduction in our selling, general and administrative expenses, our loss from operations for fiscal year 2015 was $225,217 less than our loss from operations in fiscal 2014. Additionally, we reported non-operating income of $902,685 in fiscal 2015, and increase of $510,907 from $391,778 in fiscal 2014. These changes are:

Interest expense decreased by $424,346 to $1,414,029 for the year ended November 30, 2015 as compared to $1,838,375 for the prior fiscal year.  The decrease in interest expense was primarily due lower debt levels in fiscal 2015.

There were no debt settlement agreements in fiscal 2014, as compared to troubled debt restructuring gain in fiscal 2015 of $3,868,321 The gains in fiscal 2015 were the result of one-time transactions negotiated with two lenders.

For the year ended November 30, 2015, we we recorded a gain on the sale of a Canadian subsidiary of $2,571. For the year ended November 30, 2014, we recorded a gain on the sale of a telecommunications subsidiary of $640,621.

For the year ended November 30, 2015, we recorded impairment expense of $1,393,690 to write-off intangible assets and $220,000 to recognize impairment of an other than temporary decline in the value of an investment. No impairment expenses were recognized in fiscal 2014.

For the year ended November 30, 2015, we recorded a gain on the settlement of liabilities of $2,328,876 as compared to a gain of $213,961 in the prior fiscal period. Each instance of a liability settlement is contingent upon the terms that we can negotiate for a particular transaction.

For the year ended November 30, 2015, we recorded the amortization of deferred financing costs of $5,305 as compared to $83,714 in the prior fiscal period. Each financing and the costs related to a financing, are contingent upon the terms that we can negotiate for a particular transaction.

For the year ended November 30, 2015, we had a non-cash gain on derivative liabilities of $2,264,449, as compared to a loss of $1,337,886 in fiscal 2014. The gain in 2015 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal year, in comparison with the market value when the debt originated.

For the year ended November 30, 2015, we owned 90 percent of a subsidiary and 60% of another subsidiary. The aggregate losses of these subsidiaries that was attributable to the noncontrolling owners amounted to $208,396. No such loss was attributable to others in fiscal 2014 because in 2014 we owned 100% of all our subsidiaries.

Our net result for the year fiscal 2015 was net income of $277,326 as compared to a net loss of $458,798 recorded in fiscal 2014. Over the past two fiscal years our net results were impacted by 1) the gain we realized when creditors wrote down our debt, 2) an unrealized gain on the change in market value of derivative liabilities and 3) the sale of a subsidiary.

Liquidity and Capital Resources

At November 30, 2015, we had cash and cash equivalents of $8,978 and negative working capital of $8,711,742 as compared to cash and cash equivalents of $1,832 and negative working capital of $9,407,911 at November 30, 2014.

Net cash used in operating activities aggregated $591,596 and $265,005 in fiscal 2015 and 2014, respectively.  In fiscal 2015 our operations consumed cash, despite our net income recorded for the year, because net income was the result of gains realized on restructuring of debt of $3,868,321 and a gain on the settlement of liabilities of $2,328,876. These non-cash income items were offset by non-cash impairment expenses of $1,613,690 and an increase in the fair market value of derivative liabilities of $2,264,449 in fiscal 2015. Similarly, in fiscal 2014, we reported a gain on the change in value of derivative liabilities of $1,337,886 that was partially offset by the amortization of debt discount of $1,199,625.

We financed the cash used in operating activities by obtaining net cash provided by financing activities: $642,727 and $249,595 in fiscal 2015 and 2014, respectively.  The source of cash from financing activities in fiscal 2015 were net proceeds from short-term borrowings of $768,010.  Uses of cash consisted of payments of debt of $125,283.   The source of cash from financing activities in fiscal 2014 were net proceeds from short-term borrowings of $417,575.  Uses of cash consisted of payments of debt of $167,980.

In fiscal 2015 cash flows used in investing activities amounted to $43,985, as a result of the purchase of two subsidiaries and an increase in restricted cash. In fiscal 2015 and 2014, there were no expenditures for capital assets.

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

Although we have improved our balance sheet with transactions to settle our debt, we continue to have liabilities in excess of our assets.  We are working to settle our remaining liabilities and to raise cash to support our operating loss, and we continually consider a variety of possible sources.  We are in default of our senior debt and our subordinated debt. In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  If we are unable to generate sufficient revenues or raise additional capital, our operations will terminate.

New Accounting Standards

The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are incorporated herein by reference thereto.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

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

Revenue Recognition

Revenue on product sales is recognized upon delivery or shipment. Customer deposits/layaway sales are not reported as income unit final payment is received and the merchandise is delivered. Revenues from voice, data and other applications and services are recognized in the period in which subscribers use the related services.  Services billed in advanced, such as line fees, bundled monthly plans or prepaid calling cards, are deferred until they are earned. Services billed in arrears, such as international usage and wholesale usage, are accrued for in the month the usage occurred. Equipment sales are recognized when the equipment is shipped.

Costs of Goods Sold

Costs of goods sold is the cost of the merchandise that was sold to customers. Costs of goods sold are measured on the average cost method. Products are supplies to the hydroponic and gardening industry, including medium (i.e., farming soil), industry-leading hydroponic equipment, power-efficient lighting, plant nutrients, and thousands of additional products used by professional growers and specialty cultivation operations.

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

Derivatives

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer / Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of November 30, 2015. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer / Chief Financial Officer concluded that, as of November 30, 2015, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of November 30, 2015 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992)” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of November 30, 2015, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One October 14, 2015, the Company filed an Amendment to its certificate of incorporation to designate 51 shares of preferred stock as Series J Preferred Stock (the “Series J Preferred”). Each share of Series J Preferred has a stated value equal to $0.00001. The relative rights, preferences and limitations of the Series J Preferred Stock shall be as follows:

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about the sole director and executive officer of Pervasip.

Name	Age	Position

Paul H. Riss	61	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman

Our Amended and Restated Certificate of Incorporation provides that a director shall hold office until the annual meeting for the year in which his or her term expires except in the case of elections to fill vacancies or newly created directorships.  While each director is typically elected for a one-year term, we did not have an annual stockholders meeting for the election of directors in 2015.  The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

Paul H. Riss has served as a director since 1995; Chairman of our board of directors since March 2005; our Chief Executive Officer since August 1999 and our Chief Financial Officer and Treasurer since November 1996.  He has served on the board of four telecom companies and has more than 30 years of entrepreneurial business and management experience including the engineering of his own leveraged buyout in 1987 and the audit of numerous public companies at Ernst & Young.  He is a CPA in New York State and earned an MBA with distinction from the Stern School of Business at New York University and a magna cum laude BA with distinction from Carleton College.  We believe Mr. Riss’s qualifications to serve as a director include his tenure as our Chief Executive Officer and as a member of our Board, and his more than 20 years of service to us with extensive experience in financings, contract negotiations, acquisitions, budgeting, external reporting and accounting.

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

Our board of directors took actions by unanimous consent on 4 occasions during the fiscal year ended November 30, 2015.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

Compensation Committee

We formerly had a compensation committee of two independent board members. Currently, there is no compensation committee.

Nominating Committee

Our board of directors does not have a nominating committee.  Our entire board of directors is responsible for this function.  Due to the relatively small size of our company and the resulting efficiency of a board of directors that is also limited in size, our board of directors determined that it is not necessary or appropriate at this time to establish a separate nominating committee.

Audit Committee

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended November 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our chief executive officer and chief financial officer.  In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes are posted on our Internet website at www.canalytix.com.

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

Fiscal 2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)	Total ($)
Paul H. Riss, Chairman, Chief Executive Officer and Chief Financial Officer	2015 2014 2013	$175,000 131,250 175,000	$0 0 0	$0 0 0	$0 0 9,190	$0 0 0	$0 0 0	$0 0 0	$175,000 131,250 184,190

Mark Richards Chief Information Officer	2015 2014 2013	0 135,000 180,000	0 0 0	0 0 0	0 0 61,330	0 0 0	0 0 0	0 0 0	0 135,000 241,330

(1)	Amounts in this column include unpaid salary to Mr. Riss and Mr. Richards of $439,608 and $77,250, respectively, at November 30, 2015. Actual cash payments for salary for 2015, 2014 and 2013 amounted to$11,542, $100 and $30,000 for Mr. Riss and $0, $68,750 and $169,000 for Mr. Richards. Mr. Richards ended his employment in September 2014.

(2)	Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of restricted shares of common stock, which may include awards made during earlier years as well as the indicated year.

(3)	Amounts in this column reflect the expense recognized for financial reporting purposes for the indicated fiscal year, in accordance with FASB authoritative guidance, with respect to awards of options to purchase common stock, which may include awards made during earlier years as well as the indicated year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to stock options outstanding as of November 30, 2015, for each of the named executive officers.   The Named Executives did not exercise any options in Fiscal 2015.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards (1): Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Paul H. Riss	4,000,000		-	$0.01	11/21/2016

Stock Option Grants

There were no stock option grants or exercises in fiscal 2015 for Named Executives.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 30, 2015 there were 3,652,005,709 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 10 shares of Series E Preferred stock outstanding, held by our Chief Executive Officer, as detailed in the chart below. The Series E Preferred stock controls at least 51% of the Company's voting power, because it has voting rights equal to 4 times the value of the total number of shares of common stock issued and outstanding at the time of voting, including votes attributable to other shareholders who hold preferred stock.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of November 30, 2015, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of November 30, 2015, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series D Preferred Stock Beneficially Owned (3)	Percent of Shares of Series D Preferred Stock Beneficially Owned	Number of Shares of Series E, F and G Preferred Stock Beneficially Owned (4)	Percent of Shares of Series E, F and G Preferred Stock Beneficially Owned	Number of Shares of Series H Preferred Stock Beneficially Owned (5)	Percent of Shares of Series H Preferred Stock Beneficially Owned
Flux Carbon Corporation 5950 Shiloh Rd.East, Suite N Alpharetta, GA 30005							600,000	100.00%
EXO Opportunity Fund LLC PO Box 1453 Wayne, NJ 07474	377,422,770	9.99%
Five Nine Group LLC 2821 North Ocean Blvd., Suite 604 Fort Lauderdale, FL 33308	377,422,770	9.99%
Flux Carbon Starter Fund, LLC 411 Hackensack Ave Hackensack, NJ 07601	377,422,770(1)	9.99%
Paul H. Riss 430 North Street White Plains, New York 10605	54,882,533(2)	0.49%	48	94.12%	20,000,010	100.00%
All directors and executive officers as a group (one individual)	54,882,533	0.49%	48	94.12%	20,000,010	100.00%

(1)	Includes 7,422,770 shares of common stock subject to a convertible debenture that is presently exercisable or exercisable within 60 days after November 30, 2015.

(2)	Includes 33,850,000 shares of common stock subject to warrants and options that are presently exercisable or exercisable within 60 days after November 30, 2015.

(3)	Each one share of Series D Preferred has voting rights equal to 1% of the total number of shares of common stock issued and outstanding at the time of voting.

(4)	Each one share of Series E Preferred has voting rights equal to 4 times the value of the total number of shares of common stock issued and outstanding at the time of voting, including votes attributable to other shareholders who hold preferred stock. Mr. Paul Riss owns 10 shares, or 100% of Series E Preferred Stock, which currently gives him more than 51% of the Company's total voting power. The Series F Preferred has voting rights equal to 100 million common shares. The Series G Preferred has voting rights equal to 10 million common shares

(5)	600,000 shares of Series H Preferred Stock are equivalent to 60% of the Company's total voting power.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

At November 30, 2015 and 2014, the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $1,380,000 and $1,194,021, respectively.

At November 30, 2015, we owed $222,918 to a company that is controlled by the entity that owns 10% of our voting control, via ownership of our Series H preferred stock.

At November 30, 2014 the amount of unpaid salary owed to our former chief information officer amounted to $20,000.

We paid fees to a software consulting firm (“Consultant”) of $126,500 in fiscal 2014. All such work performed by the Consultant became the property of the Company, and was sold on September 30, 2014, as noted below.  Our former chief information officer performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to a company controlled by the officer were subsequently distributed for the Consultant to appropriate vendors. For services rendered to the Consultant, our chief information officer was paid $ 6,000 in fiscal 2014.

On September 30, 2014, a wholly-owned subsidiary of the Company entered into a contract of sale to transfer certain assets and liabilities, including a copy of internally developed mobile content delivery software to Vaxstar LLC (the “Buyer”). The Buyer simultaneously assigned the contract of sale to Valuesetters, Inc. (the “Assignee”). The Buyer agreed to pay the Company 40,000,000 shares of common stock, par value $0.001, of the Assignee, which are included in Marketable Securities at November 30, 2015 and 2014. Although we had negotiated the details of the transaction with the Buyer before our chief information officer resigned from our Company, our former chief information officer signed the purchase agreement as the Buyer’s chief executive officer. We calculated a gain from the contract of sale amounting to $779,645, and recorded this gain as an addition to paid-in capital because of the related-party nature of the transaction.

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

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by the principal independent accountant for Pervasip Corp. Rosenberg Rich Baker Berman & Company for the audit of our annual financial statements for the years ended November 30, 2015 and 2014.

	2015	2014
Audit fees	$60,000	$60,000
Audit related fees
Tax fees
All other fees
Total	$60,000	$60,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Document
3.1	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 27, 1969 under Registration Number 2-34436.

3.2	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive proxy statement filed with the SEC in connection with our Annual Meeting of Shareholders held in May 1984.

3.3	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended November 30, 1988.

3.4	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1994, as amended.

3.5	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 1995.

3.6	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(f) to our Annual Report on Form 10-K for the year ended November 30, 1998.

3.7	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1998.

3.8	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated November 16, 1999.

3.9	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3(1) to our Current Report on Form 8-K dated December 28, 2007.

3.10	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 23, 2012.

3.11	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2012.

3.12	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 18, 2013.

3.13	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 30, 2013.

3.14	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 13, 2013.

3.15	Certificate of Amendment of the Certificate of Incorporation dated April 14, 2014, incorporated by reference to Exhibit 3.15 to our Annual Report on Form 10-K for the year ended November 30, 2013.

3.16	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 19, 2015.

3.17	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015.

3.18	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015.

3.17	By-laws, amended and restated as of December 1996, incorporated by reference to Exhibit 3(e) to our Annual Report on Form 10-K for the year ended November 30, 1996.

Exhibit No.	Document

4.1	Convertible Promissory Note dated October 14, 2015 in the principal amount of $500,000 payable to TCA Global Credit Master Fund, LP. , incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 14, 2015.

4.2	Convertible Promissory Note dated November 18, 2015 in the principal amount of $100,000 payable to TCA Global Credit Master Fund, LP. *

10.1	Non-Employee Director Stock Option Plan, dated March 30, 2001, incorporated by reference to Exhibit 10(c) to our Annual Report on Form 10-KSB for the year ended November 30, 2003, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 14, 2015

10.2	2007 Equity Incentive Plan, incorporated by reference to Annex B to our Proxy Statement dated May 15, 2007.

10.3	2009 Equity Incentive Plan, incorporated by reference to Annex A to our Proxy Statement dated April 9, 2009.

10.4	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 6, 2013.

10.5	Securities Purchase Agreement by and between Pervasip Corp. and 112359 Factor Fund, LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated July 22, 2013.

10.6	Settlement and Release Agreement by and between Pervasip Corp. and the Pension Benefit Guarantee Corporation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2015.

10.7	Securities Purchase Agreement by and between Pervasip Corp. and Flux Carbon Corporation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 19, 2014.

10.8	Securities Purchase Agreement dated October 14, 2015 by and between Pervasip Corp. and TCA Global Credit Master Fund, LP., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 14, 2015.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERVASIP CORP.

Date: December 14, 2016	By:	/s/ Paul H. Riss
	Name:	Paul H. Riss
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul H. Riss	Chief Executive Officer (Principal Executive Officer), Chief	December 14,2016
Paul H. Riss	Financial Officer (Principal Financial Officer) (Principal
Accounting Officer), Chairman of the Board

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE

YEARS ENDED NOVEMBER 30, 2015 AND 2014

PERVASIP CORP. AND SUBSIDIARIES

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Comprehensive Income	F-4

Statements of Stockholders’ Deficit and Comprehensive Income	F-5

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Pervasip Corp. & Subsidiaries

We have audited the accompanying balance sheets of Pervasip Corporation & Subsidiaries as of November 30, 2015 and 2014, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2015. Pervasip Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pervasip Corporation & Subsidiaries as of November 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has sustained recurring substantial losses from its continuing operations, and has negative working capital and a significant stockholders’ deficit as of November 30, 2015. In addition, the Company is unable to meet its obligations as they become due to sustain its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

December 13, 2016

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,978	$1,832
Accounts receivable, net of allowance of $98,739 in 2015	7,183	—
Inventory	127,650	—
Restricted securities	220,000	1,040,000
Prepaid expenses and other current assets	1,915	3,337

Total current assets	365,726	1,045,169

Equipment and leasehold improvements, net	18,817	—
Restricted cash	60,000	—
Other assets	—	7,119

Total assets	$444,543	$1,052,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of discounts of $491,027 and $189,270, respectively	$2,932,018	$4,631,122
Accounts payable and other current liabilities	1,622,649	1,922,748
Accounts payable and other current liabilities - related party	431,313	410,333
Due to Pension Benefit Guaranty Corporation	2,104,410	2,001,984
Deposits payable	147,890	43,476
Sales tax payable	28,665	—
Related party debt	1,178,311	804,078
Derivative liabilities	692,212	639,339

Total current liabilities	9,137,468	10,453,080

Long-term debt less current portion	409,614	—

Total liabilities	9,547,082	10,453,080

Redeemable preferred stock Series I, $0.00001 par value; 55,000 shares authorized; 27,500 and 0 shares issued and outstanding, redemption amount of $275,000	710	—
Redeemable preferred stock Series D, $0.00001 par value; 51 shares authorized; 51 shares issued and outstanding, redemption amount of $51	—	—

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 144,949 shares authorized,	—	—
Convertible preferred stock, $0.00001 par value; 20,800,010 authorized
Series E: 10 and 0 shares issued and outstanding, respectively	—	—
Series F: 10,000,000 and 0 shares issued and outstanding	100	—
Series G: 10,000,000 and 0 shares issued and outstanding	100	—
Series H: 600,000 and 0 shares issued and outstanding	6	—
Series I: 7,500 and 0 shares issued and outstanding	—	—
Series J: 51 and 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value; 8,978,999,990 shares authorized, 3,652,005,709 and 1,194,549,997 shares issued and outstanding in 2015 and 2014	36,520	11,945
Capital in excess of par value	42,448,241	41,750,912
Accumulated other comprehensive income	—	601,183
Accumulated deficit	(51,379,820)	(51,764,832)
Total Pervasip Corp. stockholder’s deficit	(8,894,853)	(9,400,792)
Noncontrolling interest in subsidiaries	(208,396)	—
Total stockholder’s deficit	(9,103,249)	(9,400,792)
Total liabilities and stockholders’ deficit	$444,543	$1,052,288

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	2015	2014

Revenues	$604,953	$491,319

Cost and expenses:
Costs of services	457,206	287,028
Selling, general and administrative	773,106	1,054,867
Total costs and expenses	1,230,312	1,341,895

Loss from operations	(625,359)	(850,576)

Other income (expense):
Interest expense	(1,414,029)	(1,838,375)
Amortization of deferred finance costs	(5,305)	(83,714)
Other, net	390	121,399
Gain on troubled debt restructuring	3,868,321	—
Impairment of intangible assets	(1,393,690)	—
Impairment of investment (total $820,000 less $600,000 previously recognized in other comprehensive income)	(220,000)	—
Gain on sale of subsidiary	2,571	640,621
Gain on settlement of liabilities	2,328,876	213,961
Gain (loss) on change in value of derivative liabilities	(2,264,449)	1,337,886

Total other income	902,685	391,778
Net income (loss)	277,326	(458,798)
Loss from noncontrolling interest	208,396	—
Net income (loss) attributable to Pervasip Corp.	485,722	(458,798)
Accretion of preferred stock dividends	100,710	—
Net income (loss) attributable to common stockholders	$385,012	$(458,798)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	3,079,122,127	980,488,901
Diluted	22,427,520,702	980,488,901

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	2015	2014

Net income (loss)	$277,326	$(458,798)

Other Comprehensive income:
Other reclassification into earnings	(1,183)	—
Increase (decrease) in value of restricted securities	(600,000)	600,000
Total Comprehensive income (loss)	$(601,183)	$600,000

Comprehensive income (loss)	$(323,857)	$141,202

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	Preferred Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Non- Controlling Interest	Total Stock- holders' Deficit
Balance, December 1, 2013			799,549,997	$7,997	$40,643,010	$(51,306,034)	$1,183		$(10,653,844)
Net income (loss)						(458,798)			(458,798)
Gain of sale of business to related party					779,644				779,644
Stock- based compensation					25,866				25,866
Increase in value of restricted securities							600,000		600,000
Note payable settled in common shares			5,000,000	50	9,450				9,500
Issuance of common stock for settlement of liabilities			390,000,000	3,898	292,942				296,840
Balance, November 30, 2014	—	$—	1,194,549,997	11,945	41,750,912	(51,764,832)	601,183	$—	(9,400,792)
Net income (loss)						485,722		(208,396)	277,326
Stock-based compensation	7,551	—	400	78,600					79,000
Reclassification of available-for-sale securities upon other-than-temporary impairment							(600,000)		(600,000)
Warrant issued for payables					18,000				18,000
Payables converted into preferred stock	20,000,010	200			99,800				100,000
Note payable settled in common shares
Acquisition/disposition of subsidiaries	600,000	6			66,833		(1,183)		65,656
Intrinsic value of beneficial conversion feature – preferred stock					100,000				100,000
Preferred stock dividends						(100,710)			(100,710)
Issuance of stock for settlement of liabilities			24,175	334,096					358,270
Balance, November 30, 2015	20,607,561	$206	3,652,005,709	$36,520	$42,448,241	$(51,379,820)	$—	$(208,396)	$(9,103,849)

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	Year	Year
	Ended	Ended
	November 30,	November 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$277,326	$(458,798)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	79,000	25,866
Change in provision for bad debt	—	(731)
Amortization of debt discount	691,150	1,199,625
Amortization of deferred finance costs	5,305	83,714
Depreciation	6,699	—
Partial sale of business assets	—	364
Impairment of intangibles	1,393,690	—
Impairment of investment	220,000	—
Gain on sale of subsidiary	(1,183)	(640,180)
Gain on troubled debt restructuring	(3,868,321)	—
Gain on settlement of debt	(2,328,876)	(213,961)
Change in fair value of derivative liabilities	2,264,449	(1,337,886)
Changes in operating assets and liabilities:
Accounts receivable	14,492	50,523
Inventory	90,495	—
Prepaid expenses and other assets	3,336	5,433)
Due to Pension Benefit Guaranty Corporation	102,426	97,440
Accounts payable, other current liabilities	(635,106)	816,707
Accounts payable, other current liabilities – related party	300,260	106,879
Net cash used in operating activities	(591,596)	(265,005)

Cash flows from investing activities:
Increase in cash placed under restriction	(60,000)	—
Cash acquired in acquisitions of businesses	16,015	—
Net cash used in investing activities	(43,985)	—
Cash flows from financing activities
Proceeds from borrowings	768,010	369,500
Proceeds from (repayments on) borrowings – related party	(31,736)	48,075
Principal payments of debt	(103,547)	(167,980)
Net cash provided by financing activities	642,727	249,595

Net increase (decrease) in cash	7,146	(15,410)

Cash at beginning of the year	1,832	17,242

Cash at end of the year	$8,978	$1,832

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$38,642	$79,026
Non-cash financing transactions:
Fair value of derivative liabilities recorded as debt discount	$477,583	$386,016
Conversion of accounts payable and accrued liabilities to notes payable	$163,458	$297,484

See accompanying notes to consolidated financial statements.

PERVASIP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

1. Description of Business and Summary of Accounting Policies

Description of Business

Pervasip Corp. (“Pervasip”, or the “Company”) is engaged in the business of owning and operating a retail hydroponic store in Denver, Colorado, through a wholly owned subsidiary. Until May 31, 2015, it also operated as an application-based Internet company, providing low-cost telephone services, connecting people through cloud-connected devices worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and partially owned subsidiaries after elimination of significant intercompany balances and transactions. The operations of a 90% owned subsidiary, Canalytix LLC, is included beginning on March 25, 2015, and the operations of a 60% owned subsidiary, Grow Big Supply, LLC is included beginning on July 6, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2015 and 2014. At November 30, 2015, it had restricted cash of $60,000, held in an escrow fund to be designated for uses approved by its secured lender.

Advertising Costs

Advertising costs are presented as a part of selling, general and administrative costs. Advertising costs are expensed as incurred and amounted to $8,256 in fiscal 2015 and $0 in fiscal 2014.

Marketable securities

The Company classifies investments in equity securities bought and held primarily to be sold in the short term that have readily determinable fair values, as trading securities. Unrealized holding gains and losses for trading securities are included in earnings. Any unrealized holding gains and losses from available-for-sale securities are excluded from earnings and are recorded in comprehensive income until a gain or loss has been realized, unless an impairment in value is determined. The Company recognized an investment impairment loss in fiscal 2015 of $820,000, for which $600,000 had previously been recognized in other comprehensive income, and $220,000 is recorded as a loss in the statement of operations for fiscal 2015.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk.  Accounts receivable are stated at the amount the Company expects to collect from balances outstanding at year-end. Based on the Company's assessment of the credit history with customers having outstanding balances and current relationships with them.

At November 30, 2014, all customers were on a prepay basis. Consumers that used the Company’s mobile Voice over Internet Protocol (“VoIP”) application, were required to prepay for all mobile telephone services via a credit card or an online payment service, such as Paypal. Before September 30, 2014, the Company had wholesale customers, which typically provided a security deposit and paid for their services each month, in arrears.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reached a certain level of delinquency, the Company discontinues credit sales to the customer and provides an allowance for the related amount receivable from the customer.  At November 30, 2015, the Company has recorded an allowance of $98,739 for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts.

Revenue Recognition

Revenue on product sales is recognized upon delivery or shipment. Customer deposits/layaway sales are not reported as income unit final payment is received and the merchandise is delivered. Revenues from voice, data and other applications and services are recognized in the period in which subscribers use the related services.  Services billed in advanced, such as line fees, bundled monthly plans or prepaid calling cards, are deferred until they are earned. Services billed in arrears, such as international usage and wholesale usage, are accrued for in the month the usage occurred. Equipment sales are recognized when the equipment is shipped.

Costs of Goods Sold

Costs of products sold are measured on the average cost method. Products are supplies to the hydroponic and gardening industry, including medium (i.e., farming soil), industry-leading hydroponic equipment, power-efficient lighting, plant nutrients, and thousands of additional products used by professional growers and specialty cultivation operations. Cost of services sold consist primarily of direct costs that we paid to third parties in order to provide telephone services.  These costs include access and interconnection charges that we paid to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. These costs do not include indirect costs such as depreciation and amortization, payroll, and facilities costs.

Inventory

Inventory consists primarily of gardening supplies and materials and is recorded at the lower of cost (average cost method) or market. All inventory consists of finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period. All of the Company’s property and equipment was acquired on July 6, 2015. At November 30, 2015, it consisted of the following:

Furniture and fixtures	$2,002
Leasehold improvements	14,503
Computer equipment	9,011
Subtotal	$25,516
Less accumulated depreciation	(6,699)
Total	$18,817

Depreciation expense for the year ended November 30, 2015 was $6,699.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

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

Concentrations

As of November 30, 2015, one customer accounted for 12% of the gross amount of accounts receivable, and such amount was fully reserved.  For the year ended November 30, 2015, no one customer accounted for more than 10% of the Company’s revenues. Two customers that accounted for 27% and 24% of our revenues in fiscal 2014. These two customers were part of the assets we sold on September 30, 2014.

The Company is dependent on the availability and functionality of three large suppliers, and the loss of any two of these entities as vendors would be disruptive to our operations and ability to sell products.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  We are currently evaluating the possible impact of ASU 2014-09, but we do not anticipate that it will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of ASU 2014-15 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  The Company chose early adoption of the new guidance, which resulted in an additional debt discount at November 30, 2015 of $258,065, due to financing fees.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  We do not expect the adoption of ASU 2015-17 to have a significant impact on our consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01 – “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01, among other changes, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  This Update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  The amendments in ASU 2016-01 will become effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the effect of the adoption of ASU 2016-01 will have on our consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842).” Under ASU 2016-02, entities will be required to recognize lease asset and lease liabilities by lessees for those leases classified as operating leases.  Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option.  The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years, for public business entities.  We are currently evaluating the effect of the adoption of ASU 2016-02 will have on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASC 2016-09 – “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition to these simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  The amendments in ASC 2016-09 will become effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  We are currently evaluating the effect of the adoption of ASU 2016-09 will have on our consolidated results of operations, financial position or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipt and Cash Payments. The new guidance addresses certain classification issues related to the statement of cash flows which will eliminate the diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 2017. Early adoption is permitted. We are currently evaluating the possible impact of ASU 2016-15, but do not anticipate that it will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The new guidance amends the consolidation guidance on how a reporting entity that is the single decision make of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for fiscal years beginning after December 2016. Early adoption is permitted. We are currently evaluating the possible impact of ASU 2016-17, but do not anticipate that it will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring substantial losses from its continuing operations and as of November 30, 2015 has negative working capital of $8,771,742 and a stockholders’ deficit of $9,103,249. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

3. Accounts Payable and Accrued Expenses

	2015	2014

Trade payables	$941,923	$611,799
Payable from sale of subsidiaries	—	796,499
Other, individually less than 5% of current liabilities	680,726	514,450

	$1,622,649	$1,922,748

When the Company sold certain subsidiaries in December 2006, the Company agreed to reimburse the purchaser for certain disputed claims on the books of the subsidiaries if the sold subsidiaries were required to pay such claims.  At November 30, 2015 and 2014, the Company recorded a payable of $0 and $796,499, respectively, in conjunction with the sale of the subsidiaries. The former subsidiaries filed for bankruptcy, and on September 25, 2015, the Trustee’s Final Account for the bankruptcy case noted that no payments were made to the vendor in question. Consequently, the Company removed the liability in its fourth fiscal quarter and recorded other income of $796,499.

4. Debt

The following table summarizes components of debt as of November 30, 2015 and 2014:

	2015	2014

Debt due to Laurus	$—	$2,266,186
Senior secured convertible redeemable debenture due to TCA	600,000	—
Convertible subordinated debt	2,687,461	1,935,190
Convertible debt due to various lenders	320,750	448,520
Other short-term debt due to various lenders	224,448	170,496
Total debt	3,832,659	4,820,392
Less: current portion of long-term debt	(2,932,018)	(4,631,122)
Less: discount on debt	(491,027)	(189,270)
Total long-term debt, net of discounts	$409,614	$—

At November 30, 2015, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended November 30:
2016	$3,423,045
2017	—
2018	—
2019	—
2020	409,614
Minimum future payments of principal	$3,832,659

Debt due to Laurus

As of November 30, 2014, the Company owed a third party lender, LV Administrative Services, Ltd., as agent for Laurus Master Fund, Ltd. and various affiliates (“Laurus”), a total of $2,266,186.   All of such debt became due by its terms on September 28, 2010 and carried an annual interest rate ranging from 5.25% to 20%.  The Company had not made payments of principal or interest when due, and was not in compliance with its agreements with Laurus. Laurus had not issued a default notice and had signed an agreement, on two separate occasions, to sell all of its debt at a discount to a third party, however the third parties did not fulfill all of the terms of the agreements. In January 2015, EXO Opportunity Fund, LLC (“EXO”) purchased the remaining Laurus debt and agreed to pay $100,000 to Laurus. EXO paid $30,000, but did not pay the remaining $70,000, despite repeated requests. On October 14, 2015, the Company closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP (“TCA”) whereby the Company sold to TCA a $500,000 senior secured convertible redeemable debenture (“TCA Debenture 1”). From the proceeds of the TCA Debenture 1, the Company paid $70,000 to Laurus in full settlement of the remaining balances owed to Laurus. Given that the Company is experiencing financial difficulties and Laurus granted a concession by accepting total payments of $100,000 for the remaining balance of the principal and interest due, the Company accounted for such transactions as a troubled debt restructuring and recognized a total gain of $2,299,986 from the debt settlement.

Convertible subordinated debt

In March 2013, 112359 Factor Fund, LLC (the “Fund”), was assigned the $6,368,078 of outstanding debt owed to Laurus, which the Fund could satisfy in full by making certain payments to Laurus. Factor Fund did not abide by the contractual terms of the assignment agreement; therefore, at November 30, 2014 the Company was still obligated to Laurus as noted above.

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

The Amended Notes matured on December 31, 2014, and were modified in January 2015 to mature on December 31, 2015. The Company is in discussions to change the maturity dates again and to modify the notes.  Interest accrues on the unpaid principal at a rate per annum equal to 6% for Amended Note 1 and 2% for Amended Note 2.

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

The conversion price of the $665,000 of variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the conversion feature was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $1,103,940 at the issuance date. Debt discount was recorded up to the $625,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $478,940 was expensed immediately as additional interest expense

Effective January 20, 2015, the Company signed a debt modification agreement with the Fund. The modification reduced the outstanding balance on Amended Note 1 from $280,190 to $250,000, and provided that upon the completion of the payments required to retire Amended Note 1, the outstanding balance of Amended Note 2 would be reduced to from $1,000,000 to $0. The Fund subsequently assigned the remaining balance of Amended Note 1 and the related security agreements to EXO. The Company also received $25,000 in cash in February 2015, in conjunction with a variable rate convertible debenture payable to EXO (the “EXO Note 1”), which matured on December 31, 2015, bears interest at an annual rate of 6%, and is subject to the same security agreements as Amended Note 1. The Company is negotiating a new maturity date for EXO Note 1.

The conversion price of the EXO Note 1 is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the note was $74,990 at the issuance date. Debt discount was recorded up to the $25,000 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $49,990 was expensed immediately as additional interest expense.

On January 21, 2015, the Company signed a second debt modification agreement with the Fund. This modification provided for the reduction of the principal balance of the New Note from $634,600 to $250,000, subject to certain conditions precedent. The Fund assigned a $250,000 portion of the New Note and the related security agreements to two new debt holders in equal amounts of $125,000 each. On March 5, 2015, the Company met the conditions precedent in the debt modification agreement, and recognized a troubled debt restructuring gain of $1,568,335. For the year ended Novemebr 30, 2015, as a result of the debt modifications with the Fund and Laurus, the Company recognized a total gain on troubled debt restructuring of $3,868,321, or $0.00 per basic and fully diluted share.

On April 21, 2015, EXO purchased a $63,000 convertible note, with a minimum conversion price of $0.00005 per share, that the Company originally issued to Diamond Remark LLC (“Diamond”) on September 4, 2014. EXO can elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. On March 3, 2015, Diamond notified the Company that the Company was in default and that in accordance with the default provisions of the lending agreement, the amount of money that the Company was required to pay back to Diamond had increased due to default fees. The note was due on June 26, 2015, and remains in default. EXO purchased the note for $97,675. In conjunction with the penalty clauses in the note and default fees due to EXO, on September 8, 2015, the Company issued an amended and restated convertible promissory note to EXO in the amount of $209,847, with the same conversion terms and conditions as the original note issued to Diamond. The note matures on March 31, 2016 and bears interest at a rate of 8% per annum.

On May 11, 2015, the Company signed a $140,000 convertible note agreement with FLUX Carbon Starter Fund (the “Flux Note 1”), which matured on December 31, 2015, and bears interest at an annual rate of 6%. The Flux Note 1 can be converted into the Company’s common stock at a price of $0.002 per share. In conjunction with the Flux Note, the Company received $68,000 in cash and recorded an original issuance discount of $72,000 as interest expense.

On July 1, 2015, in conjunction with the purchase of Plaid Canary Corporation (“PCC”) (see Note 14), the Company assumed a secured note payable to FLUX Carbon Starter Fund in the amount of $627,000, (the “Flux Note 2”) with an annual interest rate of 20%, that matured on January 31, 2016. The Flux Note 2 can convert into shares of common stock of PCC at the market price of PCC’s common stock. The market price is defined as the lowest closing bid price of PCC’s common stock during the previous 90 trading days. The Flux Note 2 contains an original issuance discount of $313,500, $260,393 of which has been expensed in fiscal 2015, and $53,107 which remains as a portion of the total debt discount at November 30, 2016.

The Amended Notes, New Note, Flux Note 1, Flux Note 2 and notes payable to EXO (the “Subordinated Debt”) are subordinated to any debt payable to TCA. In instances where the Subordinated Debt is past due, the Company is negotiating extended maturity dates. None of the Subordinated Debt holders have issued the Company a default notice. The Company contests the validity and enforceability of the Amended Notes because the asignees of the Amended Notes did not pay the full amount of consideration of $350,000 to Laurus to complete the assignment of the Amended Notes. As noted above, the Company paid $70,000 of the required $350,000 payment, in order to complete the settlement agreement with Laurus.

During the year ending November 30, 2015, the Subordinated Debt holders converted $240,400 of principal into 1,159,047,428 shares of common stock of the Company and recorded a gain of $1,419,661 on the conversions. During the year ending November 30, 2014, the Subordinated Debt holders converted $287,500 of principal into 253,000,000 shares of common stock of the Company and the Company recorded a gain of $1,059,464 on the conversions.

At November 30, 2015 and 2014, the Company owed the Subordinated Debt holders $2,687,461 and $1,935,190, respectively.

Debt due to TCA

On October 14, 2015 the Company entered into a Securities Purchase Agreement (“SPA”) with TCA , as lender, pursuant to which TCA agreed to loan the Company up to a maximum of $5 million for working capital and general operating expenses. An initial amount of $500,000 was funded by TCA on October 14, 2015.  Any additional funding to be provided to the Company under the SPA will be at the discretion of TCA.

Our obligation to repay the $500,000 borrowed pursuant to the SPA is evidenced by TCA Debenture 1. The repayment of TCA Debenture 1 is secured by a first position security interest in substantially all of the Company’s assets and in substantially all of the assets of the Company's subsidiaries, as evidenced by a security agreement between the Company and its subsidiaries and TCA, The Company also pledged the stock it owns in its subsidiaries.  TCA Debenture 1 matures on April 14, 2017 and bears interest at the rate of 18% per annum. Interest and principal payments are due in monthly installments beginning in November 2015 and February 2016, respectively.

Upon the occurrence of an event of default, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under TCA Debenture 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to the applicable conversion date, in each case subject to a provision that no conversion may result in TCA becoming the beneficial owner of more than 4.99% of the Company’s outstanding common stock.

The Company also borrowed $100,000 from TCA on November 18, 2015, under a debenture with similar terms, except that the $100,000 debenture will mature on November 18, 2016 (“TCA Debenture 2”).

Upon the sale of the TCA Debenture 1, the Company also signed an advisory agreement and issued to TCA, as an advisory fee, 27,500 shares of Pervasip Series I Preferred Stock. Each share of Series I Preferred Stock has a stated value of $10, which will be the share's priority interest in the Company's net assets in the event of liquidation. Each share may be converted by the holder into a number of shares of common stock equal to the stated value divided by the average of the five lowest closing bid prices during the ten trading days immediately preceding conversion. The holder of Series I Preferred Stock will have voting rights equivalent to those of the common stock into which the Series I shares are convertible. In the event that TCA does not realize net proceeds from the sale of these Series I preferred shares or the common shares upon conversion of the preferred shares (the “Advisory Fee shares”) equal to the $275,000 fee value by the maturity date of the credit facility, these Advisory fee shares will become subject to mandatory redemption by TCA, and the Company shall be liable to TCA for the net proceeds below an aggregate amount of $275,000. The Company also issued to TCA 51 shares of Series J Preferred Stock. The Series J Preferred Stock will give TCA voting control of the Company if the Company defaults on the note and TCA declares the voting control effective.

At November 30, 2015 and 2014, the Company owed TCA $600,000 and $0, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At November 30, 2015 and November 30, 2014, the Company owed a lender $138,000 in connection two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

During the year ended November 30, 2014, the Company received $63,000 in convertible debt with a minimum conversion price of $0.00005 per share. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a discount of 49% of the price of the common stock as defined in the agreement, subject to a minimum conversion price of $0.00005 per share. At November 30, 2014 the Company owed the lender $63,000. The lender sold this note to EXO, as noted above.

At November 30, 2014 and 2013, a total of $138,000 and $201,000 of convertible debt with a fixed conversion rate was outstanding, respectively

No conversions of debt with a fixed conversion rate occurred during fiscal 2015 and 2014.

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

The conversion price of the $152,500 of variable conversion price notes is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $163,714 at the issuance dates. The debt was recorded a debt discount of $152,102 and was amortized to interest expense over the term of the notes. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $11,612 was expensed immediately as additional interest expense.

.

At November 30, 2015 and 2014, a total of $115,000 and $179,770 of variable-rate convertible debt that had been issued for cash was outstanding, respectively. During the year ended November 30, 2015, $103,870 of debt was converted into 1,119,508,784 shares of common stock of the Company and the Company recorded a gain of $115,953 on the conversions. During the year ended November 30, 2014, $10,230 of this debt was converted into 137,000,000 shares of common stock of the Company.

Convertible debt with a variable conversion rate assigned to lenders.

During the years ended November 30, 2015 and 2014, no other debt with a variable conversion rate was assigned to a lender. At November 30, 2015 and 2014, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

During the years ended November 30, 2015 and 2014, none of this debt was converted into shares of common stock of the Company.

At November 30, 2015 and 2014, a total of $320,750 and $448,520 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the years ended November 30, 2015 and 2014, the Company received $75,000 and $114,000, respectively from lenders in exchange for notes payable that had no conversion features.

At November 30, 2015 and November 30, 2014, the Company owed various lenders $224,448 and $170,496, respectively, for non-convertible notes. Cash payments were made on these notes of $23,547 and $167,980 during the years ended November 30, 2015 and 2014, respectively. Other short-term debt carries an interest rate of 0% to 81% over the term of the loans. Assets of the Company secure certain of these notes. These notes are currently in default.

5.       Derivative Liabilities

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

Convertible debt with a variable conversion feature

In 2015, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.38 years; (2) a computed volatility rate of 372 to 787% (3) a discount rate of 1% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2014, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to .90 years; (2) a computed volatility rate of 171 to 339% (3) a discount rate of 1% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Redeemable convertible preferred stock

In 2015, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term reflecting the immediate exercisability; (2) a computed volatility rate of 372% (3) a discount rate of 1% and (4) zero dividends.  No preferred stock derivatives existed in fiscal 2014.

Tainted conventional convertible debt

In 2015, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 1.0 years; (2) a computed volatility rate of 372 to 787% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.75 years; (2) a computed volatility rate of 171 to 339% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

 Tainted stock warrants

The Company also evaluated all outstanding warrants and options to determine whether these instruments may be tainted. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to settle the instruments with shares of the Company’s stock as the number of shares issuable cannot be estimated and could exceed that amount of authorized shares available to be issued by the Company. The Company valued the embedded derivatives within the stock warrants using the Black-Scholes valuation model.

In 2015, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.21 to 7.58 years; (2) a computed volatility rate of 372 to 787% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2014, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to 8.58 years; (2) a computed volatility rate of 171 to 339% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the year ended November 30, 2015 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of		Conversion	Balance at
	November 30,	securities during	derivative	Debt	of debt to	November 30,
	2014	the period	liabilities	Forgiveness	equity	2015
Variable convertible debt	$527,781	$81,792	$2,246,080	$(1,153,545)	$(1,535,614)	$166,494
Redeemable convertible preferred stock	—	275,000	137,500			412,500
Tainted convertible debt	106,246	118,790	(130,018)	—	—	95,018
Tainted stock options	—	—		—	—
Tainted warrants	5,312	2,000	10,888		—	18,200
	$639,339	$477,582	$2,264,450	$(1,154,545)	$(1,535,614)	$692,212

Activity for embedded derivative instruments during the year ended November 30, 2014 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in	Exercise of
	Balance at	issuance of new	fair value of	Stock	Conversion	Balance at
	November 30,	securities during	derivative	options/	of debt to	November 30,
	2013	the period	liabilities	Warrants	equity	2014
Variable convertible debt	$1,467,182	$230,837	$(56,277)	$—	$(213,961)	$527,781
Tainted convertible debt	139,953	155,179	(188,886)	—	—	106,246
Tainted stock options	—	—	—	—	—	—
Tainted warrants	198,035	—	(192,,723)	—	—	5,312
	$1,805,170	$386,016	$(1,337,886)	$—	$(213,961)	$639,339

6.       Pension Plans

Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan of $1,614,001 plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC at November 30, 2015 and 2014 was $2,104,410 and $2,001,984, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in fiscal 2015 and 2014.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.   There was no pension expense recorded in fiscal years ended November 30, 2015 and 2014.

On January 1, 2015, the Company executed a settlement and release agreement with PBGC pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,001,984 at November 30, 2014. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

7.       Stockholders’ Equity

Issuance of common stock to settle debt

During fiscal 2015, $309,170 of outstanding debt and $39,100 of interest was converted into 2,328,556,212 shares of the Company’s common stock, and the Company recognized a gain of $1,535,614 in conjunction with the settlement of the underlying derivative liabilities. During fiscal 2014, $297,730 in outstanding debt was converted into 390,000,000 shares of the Company's common stock, and the Company recognized a gain of $213,961 in conjunction with the settlement of the underlying derivative liabilities.

During the fourth quarter of fiscal 2015, the Company issued 88,889,500 shares of common stock as part of a settlement of a $10,000 judgment.

During the first quarter of fiscal 2014, the Company’s chief executive officer converted $10,565 of outstanding debt into 5,000,000 shares of common stock.

Outstanding Series of Preferred Stock

Series D Preferred Stock

On August 30, 2013, Pervasip issued 51 shares of Series D Preferred Stock to the Company’s Chief Executive Officer and another individual who was an officer at that time. The Series D shares have dividend rights equal to common stock on a share-for-share basis, but no liquidation rights. Each share of the Series D Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator - i.e. the ratio of the voting power of the aggregate Series D shares to the aggregate Common Stock is 51 to 49. The Company is required to redeem all shares of Series D Preferred, in cash, for $1.00 per share on the earlier to occur of (1) the first anniversary of the date upon which all obligations of the Company to 112359 Factor Fund, LLC (and/or its assign(s)) have been satisfied in full, or (2) December 31, 2019.

Series E, F and G Preferred Stock

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

The Series F Preferred has voting rights equal to 100 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series F Preferred Stock is convertible by the holder into 250,000 shares of the Company's Common Stock. Shares of Series F Preferred Stock are anti-dilutive to reverse splits, so that in the event of a reverse split, the shares are convertible into the same number of common shares after the reverse split as would have been issued before the reverse split. The conversion rate of Series F Preferred Stock, however, increases proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

The Series G Preferred has voting rights equal to 10 million common shares and a liquidation preference of $10,000,000 over junior securities. Each share of Series G Preferred Stock is convertible into 500 shares of the Company's Common Stock. Shares of Series G Preferred Stock are anti-dilutive to reverse splits, so that in the event of a reverse split, the shares are convertible into the same number of common shares after the reverse split as would have been issued before the reverse split. The conversion rate of Series G Preferred Stock, however, increases proportionately in the case of forward splits, and may not be diluted by a reverse split following a forward split.

Series H Preferred Stock

Shares of Series H Preferred Stock are convertible by the holder into shares of Common Stock. The conversion ratio is such that if all authorized shares of Series H Preferred Stock are converted, the holder would own shares of Common Stock equal to 80% of the fully-diluted Common Shares. Each share of Series H Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Company, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series H Preferred Stock are convertible on the record date for the stockholder action.

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

Series I Preferred Stock

Each share of Series I Preferred Stock is convertible by the holder into shares of Common Stock at a conversion ratio equal to $10 divided by the conversion price, except that no conversion may result in the holder becoming the beneficial owner of more than 4.99% of the outstanding common shares. The conversion price is one hundred percent (100%) of the average of the five (5) lowest closing bid prices for the Common Stock during the ten (10) consecutive trading days immediately preceding the conversion date or other date of determination, as quoted by Bloomberg, LP

Each share of Series I Preferred Stock shall entitle the holder thereof, on all matters submitted to a vote of the stockholders of the Company, to that number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series I Preferred Stock are convertible on the record date for the stockholder action without taking into account potential conversions of any other convertible securities issued by the Company.

The Company’s Board of Directors shall not declare a dividend payable to holders of any class of stock other than Series I Preferred Stock until the Company shall have declared and paid dividends to the holders of Series I Preferred Stock equal in aggregate to the $10 Stated Value of the outstanding shares of Series I Preferred Stock.

Upon the liquidation, dissolution and winding up of the Company, the holders of the Series I Preferred Stock shall be entitled to receive in cash out of the net assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of common stock or to the holders of any other class or series of equity stock, an amount equal to (a) $10 less (b) the amount of any dividends previously paid to the holders of the Series I Preferred Stock.

A total of 175,000 and 100,000 shares of Series I preferred stock issued to TCA as advisory fees are redeemable upon the occurrence of certain events that are outside the control of the company. These shares (and the common shares into which these shares may be converted, together, “Advisory Fee Shares”) are also mandatorily redeemable in the event that TCA has not realized net proceeds from the sale of the Advisory Fee Shares by the earlier of an event of default or on October 14, 2016 and November 18, 2016, for $175,000 and $100,000, respectively, less cash proceeds received from prior sales of Advisory Fee Shares. The total redemption amount of $275,000 is being accreted over the respective twelve month periods using the effective interest method. A total of $710 of preferred dividends were accreted for the Series I Preferred Stock issued to TCA during the year ended November 30, 2015.

Series J Preferred Stock

There are no liquidation rights associated with the Series J Preferred Stock. The Series J Preferred Stock is not convertible into any other class of stock.

Upon the Company’s receipt of notice of a default or an event of default under or pursuant to any document or agreement executed by the Company and TCA Global Credit Master Fund, LP (“TCA”), each share of the Series J Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock and Preferred Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. Accordingly, the delivery of a notice of default by TCA would give TCA voting control of the Company.

Amendments to Increase Authorized Shares

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

Stock Options

The Company issued contingent stock options in October 2013 to a marketing consultant (the “Contingent Grant”) that granted an option to purchase 10 million shares of the Company’s common stock.  Under the Contingent Grant, stock options were granted at an exercise price of $0.005 cents per share, which was in excess of the fair market value of the Company’s stock on the date of grant. The Contingent Grant expired on December 31, 2014.  These options were scheduled to vest based upon the marketing consultant exceeding monthly sales targets, as defined in the Contingent Grant. The Company determined that the performance condition was not probable of achievement, and accordingly, no compensation cost was recognized during the years ended November 30, 2015 and 2014.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2015
$.01	4,000,000	0.99	$0.01	4,000,000	$0.01

As of November 30, 2014
$.01 - $2.40	17,800,000	0.92	$0.01	7,800,000	$0.01

The following tables summarize information about options outstanding at November 30, 2015 and 2014:

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding November 30, 2013	23,793,000	$ 0.01 - $2.40	$0.03

Granted during year ended November 30, 2014	—	—	$—

Exercised/canceled during year ended November 30, 2014	(5,993,000)	$0.01 - $2.40	$0.08

Outstanding November 30, 2014	17,800,000	$ 0.005 - $0.10	$0.01

Granted during year ended November 30, 2015	—	—	$—

Exercised/canceled during year ended November 30, 2015	(13,800,000)	$0.01 - $0.10	$0.01

Outstanding November 30, 2015	4,000,000	$ 0.01	$0.01

Options exercisable, November 30, 2015	4,000,000	$0.01	$0.01

The aggregate intrinsic value was $0 for both years ended November 30, 2015 and 2014.

Warrants

The following tables summarize information about warrants outstanding at November 30, 2015 and 2014:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of November 30, 2015
$.001 - $1.00	83,123,333	5.13	$0.02	83,123,333	$0.02

As of November 30, 2014
$.005 - $1.20	63,125,833	7.12	$0.02	63,125,833	$0.02

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding December 1, 2013	63,125,833	$ 0.005 - $1.20		$.02

Issued during year ended November 30, 2014			$

Exercised/canceled during year ended November 30, 2014	—	—		$—

Outstanding November 30, 2014	63,125,833	$ 0.005 - $1.20		$.02

Issued during year ended November 30, 2015	20,000,000	$0.001		$0.001

Exercised/canceled during year ended November 30, 2015	(2,500)	$1.20		$$1.20

Warrants outstanding November 30, 2015	83,123,333	$ 0.001 - $1.00		$.02

Warrants exercisable, November 30, 2015	83,123,333	$ 0.001 - $1.00		$.02

The aggregate intrinsic value was $0 for both year ended November 30, 2015 and 2014.

Equity Incentive Plans and Restricted Stock Award Plan

On October 24, 1996, the shareholders of the Company adopted the eLEC Communications Corp. 1996 Restricted Stock Award Plan (the “Restricted Stock Award Plan”).  An aggregate of 40,000 shares of common stock of the Company have been reserved for issuance in connections with awards granted under the Restricted Stock Award Plan.  Such shares may be awarded from either authorized and unissued shares or treasury shares. The maximum number of shares that may be awarded under the Restricted Stock Award Plan to any individual officer or key employee is 10,000.  No shares were awarded during fiscal 2015 and 2014.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of up to 200,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2007 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2015 and 2014, 152,500 option shares remain unissued.

The Company’s 2009 Equity Incentive Plan (the “2009 Plan”) provides for the grant of up to 500,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2009 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  As of November 30, 2015 and 2014, 171,000 option shares remain unissued.

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”), as amended, provides for the grant of up to 25,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2010 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an Affiliate, 110% of the market price on the date of grant.  The 2010 Plan was amended in fiscal 2012 from 500,000 option shares to 25,000,000 option shares.  As of November 30, 2015 and 2014, 24,650,253 option shares remain unissued.

The Company’s 2011 Equity Incentive Plan (the “2011 Plan”) provides for the grant of up to 20,000,000 incentive stock options, non-qualified stock options, tandem stock appreciation rights, and stock appreciation rights of shares of common stock.  Under the 2011 Plan, incentive stock options may be granted at no less than the fair market value of the Company’s stock on the date of grant, and in the case of an optionee who is an affiliate, 110% of the market price on the date of grant.  As of November 30, 2015 and 2014, 16,000,000 and 12,200,000 option shares, respectively remain unissued.

The Company’s Non-employee Director Stock Option Plan provides for the grant of options to purchase 1,000 shares of the Company’s common stock to each non-employee director on the first business day following each annual meeting of the shareholders of the Company.  Under this Plan, options may be granted at no less than the fair market value of the Company’s common stock on the date of grant.

8.       Income Taxes

The Company has accumulated net operating losses of $24 million and $32 million for United States federal tax purposes at November 30, 2015 and 2014, respectively, some of which may be limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years.  These losses expire in fiscal years 2020 through 2033.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of November 30, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets, net:
Net operating loss carry forwards	$8,280,000	$10,930,000
Accrued pension	680,000	680,000
Interest	470,000	560,000
Other		10,000
Total	9,430,000	12,180,000
Valuation allowance	(9,430,000)	(12,180,000)
Net deferred assets	$—	$—

The valuation allowance decreased to $9,430,000 at November 30, 2015 from $12,180,000 at November 30, 2014.

The following is a reconciliation of the tax provisions for the years ended November 30, 2015 and 2014 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2015	2014
Statutory federal income tax rate	34.0%	34.0%
Reduction of tax attributes due to discharge of indebtedness	(34.0)	(34.0)

Effective tax rate	—	—

Under Section 108(a) of the Internal Revenue Code, the gain of approximately $3,868,000  in fiscal 2015, that is attributable to debt forgiveness and settlement of liabilities is not included in taxable income of the Company as the Company is deemed insolvent for tax purposes.  The Company’s net operating loss carry forwards have been reduced by the amount of non-taxable debt forgiveness.

The Company did not have any material unrecognized tax benefits as of November 30, 2015 and 2014. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended November 30, 2015 and 2014.  The Company is subject to United States federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending November 30, 2012 through 2015.

9.       Fair Value Measurements

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

Debt

At November 30, 2015 and 2014, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Restricted Securities and Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of available-for-sale securities and liabilities measured at fair value on a recurring basis as of November 30, 2015 and 2014.

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with no observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

November 30, 2015
Restricted securities	$220,000	$220,000	—	—
Derivative liabilities	$692,212	—	—	$692,212

November 30, 2014
Restricted securities	$1,040,000	$1,040,000	—	—
Derivative liabilities	$639,339	—	—	$639,339

The Company has no instruments with significant off balance sheet risk.

In 2015, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.01 to 5.5 years; (2) a computed volatility rate of 372% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

10.       Commitments and Contingencies

Operating Leases

For its office space, the Company leases facilities under an operating lease agreement that can be canceled on its anniversary date with 60-day advance notice. For its hydroponics store, the lease obligation ended on February 19, 2016, when the Company’s subsidiary turned over its leased space to its landlord before the scheduled expiration date of June 30, 2016.

Rent expense was $71,310 and $9,075 in fiscal 2015 and 2014, respectively.

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

11. Net Earnings Per Common Share

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

	2015	2014
Net income (loss) – numerator basic	$385,012	$(458,798)
Interest expense attributable to convertible notes, net	492,619	—
Net income plus interest expense attributable to convertible notes, net – numerator diluted	$877,631	$(458,798)
Weighted average common shares outstanding – denominator basic	3,079,122,127	980,488,901
Effect of dilutive securities, stock options and preferred stock	19,348,398,575	—
Weighted average dilutive common shares outstanding	22,427,520,702	980,488,901
Net income per common share – basic	$0.00	$0.00
Net income per common share – diluted	$0.00	$0.00

12. Related Party Transactions

At November 30, 2015 and 2014, the total amount due to our chief executive officer, including loans, unpaid salary, interest and expenses amounted to $1,368,000 and $1,194,021, respectively.

At November 30, 2015, we owed $222,918 to a company that is controlled by the entity that owns 60% of our voting control, via ownership of our Series H preferred stock. The entity also received a consulting fee of 7,500 shares of Series I Preferred Stock, which we recorded as a consulting fee of $75,000.

At November 30, 2014 the amount of unpaid salary owed to our former chief information officer amounted to $20,000. This liability was settled on December 1, 2015 with the issuance of a three-year warrant to purchase 20,000,000 shares of our common stock at a price of $0.001 per share.

We paid fees to a software consulting firm (“Consultant”) of $126,500 in fiscal 2014. All such work performed by the Consultant became the property of the Company, and was sold on September 30, 2014, as noted below.  Our former chief information officer performed work for the Consultant, including disbursement services, in which funds that were remitted by the Company to a company controlled by the officer were subsequently distributed for the Consultant to appropriate vendors. For services rendered to the Consultant, our chief information officer was paid $ 6,000 in fiscal 2014.

On September 30, 2014, a wholly-owned subsidiary of the Company entered into a contract of sale to transfer certain assets and liabilities, including a copy of internally developed mobile content delivery software to Vaxstar LLC (the “Buyer”). The Buyer simultaneously assigned the contract of sale to Valuesetters, Inc. (the “Assignee”). The Buyer agreed to pay the Company 40,000,000 shares of common stock, par value $0.001, of the Assignee, which are included in Marketable Securities at November 30, 2015 and 2014. Although we had negotiated the details of the transaction with the Buyer before our chief information officer resigned from our Company, our former chief information officer signed the purchase agreement as the Buyer’s chief executive officer. We calculated a gain from the contract of sale amounting to $779,645, and recorded this gain as an addition to paid-in capital because of the related-party nature of the transaction.

 13. Partial Sale of a Business

Valuesetters, Inc. (the “Purchaser”) bought the fixed overhead, including equipment and back office operations, the majority of the customers and a copy of the source code (the “Partial Sale”) of Company’s wholly-owned subsidiary, TelcoSoftware.com Corp. (the “Subsidiary”), on September 30, 2014. The Subsidiary then became a wholesale customer of the Purchaser so that the Company could continue marketing its cloud-based VoIP product without incurring the fixed overhead costs assumed by the Purchaser. The Subsidiary received 40 million shares of common stock, or 8% of the outstanding shares of the Purchaser, which are valued at $220,000 and $1,040,000 at November 30, 2015 and 2014, respectively. As a result of the Partial Sale, the Company’s revenues for the first quarter of fiscal 2015 are significantly diminished from the prior year. A comparison of the income statements of the Subsidiary for the years ended November 30, 2015 and 2014 is as follows:

	11/30/2015	11/30/2014
Revenue	$1,821	$491,319

Costs and expenses
Cost of services	1,275	287,028
Selling, general and administrative	(6,426)	152,539
Total costs and expenses	(5,151)	439,567

Income (loss) from operations	6,972	51,752

Other income/(expense)
Interest expense	(1,542)	(102,174)
Other income	390	105,333
Total other income/(expense)	(1,152)	3,159

Net income	$5,820	$54,911

The value of the marketable securities received by the Subsidiary at September 30, 2014 was $440,000, as compared to $220,000 at November 30, 2015.

14. Acquisition of Companies

The Company acquired 90% of the equity of Canalytix on March 25, 2015 in exchange for 100,000 shares of Series H Preferred Stock, and acquired 100% of the equity of Plaid Canary Corporation (“PCC”) on July 1, 2015 in exchange for 500,000 shares of Series H Preferred Stock. Due to a change in control resulting from the issuance of 500,000 shares of Series H Preferred Stock, the acquisition of PCC was treated as a reverse merger. PCC had no prior operations, except for a note payable of $627,000 and a note receivable of $627,000 from a hydroponics store, Grow Big Supply, LLC (“GBS”). The shares of Series H Preferred Stock were valued by an independent valuation company that analyzed the market value of shares if converted into common stock. On July 6, 2015, PCC signed a forbearance agreement to cure defalts on the $627,000 note from GBS, and in conjunction with the forbearance, acquired a 60% interest in GBS. The fair value assigned to the noncontrolling interest was $0. The intangible asset that resulted from a purchase price in excess of the fair value of the net assets acquired of both Canalytix and GBS was determined to be impaired, and an impairment expense of $1,393,690 was recognized for the year ended November 30, 2015 . A presentation of the unaudited proforma income statements of the Company, had the acquisitions occurred at the beginning of the 2015 and 2014 fiscal years is as follows:

	Year Ended	Year Ended
	11/30/2015	11/30/2014
Revenue	$2,145,731	$5,694,146

Income (loss) from operations	$(285,920)	$(47,997)

Net income (loss)	$(603,685)	$(72,717)

Income (loss) per share	$(0.00)	$0.00

Summary of assets and liabilities acquired	Canalytix	GBS
Cash	$302	$15,713
Accounts receivable	$—	$21,675
Inventory	$—	$218,145
Equipment and leasehold improvements, net	$—	$25,516
Other assets	$21,000	$100
Accounts payable and accrued expenses	$—	$663,196
Related party debt	$—	$228,105
Debt	$421,001	$316,000

15. Segment Information

We determined our reporting units in accordance with ASC 280, “Segment Reporting” (“ASC 280”). We evaluate a reporting unit by first identifying its operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s operations during the year ended November 30, 2015 are classified into two reportable business segments: Telecom and cannabis-related activities. The Company operated in one business segment in fiscal 2014. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information for fiscal 2015 for each segment is provided below:

	Corporate	Telecom	Cannabis	Total

Total Assets	$63,738	$221,815	$158,990	$444,543

Revenue	$—	$1,822	$603,131	$604,953
Costs of sales	—	1,275	455,931	457,206
Depreciation/amortization expense	—	—	6,699	6,699
Operating expenses - other	414,538	(6,426)	358,295	766,407

Gain on extinguishment of debt	2,328,876	—	—	2,328,876
Amortization of deferred finance costs	(5,305)	—	—	(5,305)
Interest expense	(1,050,304)	(1,542)	(362,183)	(1,414,029)
Change in fair value of derivatives	(2,264,449)	—	—	(2,264,449)
Impairment of assets	(1,393,690)	(220,000)	—	(1,613,690)
Other income	2,961	—	—	2,961
Troubled debt restructuring gain	3,868,321	—	—	3,868,321
Net income (loss)	1,071,872	(214,569)	(579,977)	277,326
Loss attributable to noncontrolling interest	—	—	208,396	208,396
Net income (loss) – Pervasip Corp.	$1,071,872	$(214,569)	$(371,581)	$485,722

16. Subsequent Events

Between December 1, 2015 and November 30, 2016 the Company issued 126,000,000 shares of restricted common stock as a finders fee in conjunction with the TCA financing on October 14, 2015.

On August 24, 2016, Flux Carbon Corporation agreed to return to the Company the 500,000 shares of Series H preferred stock that had been issued for the purchase of Plaid Canary Corporation.

On January 26, 2016, the Company foreclosed on the noncontrolling ownership, which amounted to 40%, of GBS. As of that date, GBS became a wholly-owned subsidiary. In February 2016, we were provided significant financial incentives from GBS’s landlord to close the GBS store and we staged the contents of the store so it could be moved to another location. We laid off our staff at the store, except for our Chief Science Officer and Chief Operating Officer, and we moved our inventory to temporary storage while we searched for a location that would allow us to perform scientific work in the cannabis industry. However, before the contents of the store was moved, a theft occurred that was engineered by approximately 10 individuals. We submitted an insurance claim for approximately $296,000, based on the coverages that were stated in our commercial theft insurance policy. The insurance company is offering a settlement of $25,000 based upon the conclusion that a former employee engineered the theft.

In November 2016, we secured a verbal agreement with a licensed grower and dispensary and we moved inventory from our storage into its warehouse. As a result of our inability to continue operating GBS in manner similar to our fiscal 2015 operations, our sales in 2016 for GBS are limited to approximately $280,000.

On September 20, 2016, the Company received a demand for payment from TCA Global Credit Master Fund, L.P. (the “TCA Fund”) of $1,164,460.50 pursuant to a Senior Secured Convertible Redeemable Debenture, dated June 30, 2015, and effective October 14, 2015; a Securities Purchase Agreement, dated and effective the same, and that Promissory Note, dated and effective the same; a Senior Secured Convertible Redeemable Debenture, dated June 30, 2015, and effective October 14, 2015; and a Securities Purchase Agreement, dated June 30, 2015 and effective November 18, 2015. TCA Fund has also filed suit in the state of Florida to collect this past due amount, plus interest that continues to accrue at the rate of $323.66 per day until the obligation is satisfied.

The Company is negotiating to restructure the debt and on November 23, 2016 signed a non-binding term sheet with the TCA Fund to borrow $5,000,000 under a secured debenture facility.