Form 10-Q
period 2016-05-31
PERVASIP CORP
filed 2016-12-16
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016

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

As of December 15, 2016, the Company has 3,778,005,709 shares of its common stock, par value $0.00001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
ASSETS	May 31, 2016	November 30, 2015

Current assets:
Cash and cash equivalents	$1,510	$8,978
Accounts receivable, net of allowance of $98,739 in 2015	—	7,183
Inventory	25,000	127,650
Restricted securities	40,000	220,000
Prepaid expenses and other current assets	1,814	1,915
Total current assets	68,324	365,726

Equipment and leasehold improvements, net	—	18,817
Restricted cash	22,528	60,000
Total assets	$90,852	$444,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $692,673 and $491,027 at May 31, 2016 and November 30, 2015, respectively	$2,689,391	$2,932,018
Accounts payable and other accrued liabilities	1,763,592	1,622,649
Accounts payable and other accrued liabilities – related party	606,225	431,313
Due to Pension Benefit Guaranty Corporation	2,157,423	2,104,410
Deposits payable	147,889	147,890
Sales tax payable	5,929	28,665
Related party debt	1,446,948	1,178,311
Derivative liabilities	659,859	692,212
Total current liabilities	9,477,256	9,137,468

Long-term debt less current portion	436,424	409,614
Total liabilities	9,913,680	9,547,082

Redeemable preferred stock Series I, $0.00001 par value; 55,000 shares authorized; 27,500 and 0 shares issued and outstanding, redemption amount of $275,000	28,070	710
Redeemable preferred stock Series D, $0.00001 par value; 51 shares authorized; 51 shares issued and outstanding, redemption amount of $51	—	—

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 144,949 shares authorized	—	—
Convertible preferred stock, $0.00001 par value; 20,800,010 authorized
Series E: 10 shares issued and outstanding, respectively	—	—
Series F: 10,000,000 shares issued and outstanding, respectively	100	100
Series G: 10,000,000 shares issued and outstanding, respectively	100	100
Series H: 600,000 shares issued and outstanding, respectively	6	6
Series I: 7,500 and 0 shares issued and outstanding	—	—
Series J: 51 and 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value; 8,978,999,990 shares authorized, 3,778,005,709 and 3,652,005,709 shares issued and outstanding in 2016 and 2015, respectively	37,780	36,250
Capital in excess of par value	42,155,375	42,448,241
Accumulated deficit	(52,031,204)	(51,379,820)
Total Pervasip Corp. stockholder’s deficit	(9,837,843)	(8,894,853)
Noncontrolling interest in subsidiary	(13,055)	(208,396)
Total stockholders’ deficit	(9,850,898)	(9,103,249)
Total liabilities and stockholders’ deficit	$90,852	$444,543

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
		(Restated)		(Restated)
Revenues	$279,380	$1,821	$—	$927

Costs and expenses:
Cost of goods sold	191,209	—	—	—
Cost of services	—	12,225	—	11,599
Selling, general and administrative	480,266	167,966	176,115	100,648
Total costs and expenses	671,475	180,191	176,115	112,247

Loss from operations	(392,095)	(178,370)	(176,115)	(111,320)

Other income (expense):
Interest expense	(325,728)	(589,317)	(162,579)	(234,550)
Amortization of debt discounts	(369,576)	(5,305)	(197,747)	—
Gain on troubled debt restructuring	—	2,065,614	—	1,538,145
Loss on abandonment / theft of assets	(81,466)	—	—	—
Impairment of investment	(180,000)	—	(4,000)	—
Gain on settlement of derivative liabilities	—	1,223,448	—	1,107,495
Gain (loss) on change in derivative liabilities	603,576	(3,017,461)	44,657	(847,720)
Total other income (expense)	(353,194)	(323,021)	(319,669)	1,563,370
Net income (loss)	(745,290)	(501,391)	(495,785)	1,452,050
(Income) loss from noncontrolling interest	121,266	(3,965)	2,445	(3,965)
Net income (loss) attributable to Pervasip Corp.	(624,024)	(505,356)	(493,340)	1,448,085
Accretion of preferred stock dividends - beneficial conversion feature	27,360	87,970	22,036	51,429
Net income (loss) attributable to common stockholders	$(651,384)	$(593,326)	$(515,376)	$1,396,656

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00)

Weighted average number of common shares outstanding:
Basic	3,708,842,666	2,448,541,449	3,765,679,622	3,231,962,508
Diluted	3,708,842,666	2,448,541,449	3,765,679,622	25,626,238,785

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
		(Restated)		(Restated)
Net income (loss)	$(745,290)	$(501,391)	$(495,785)	$1,452,050
Other Comprehensive income (loss):
Foreign currency translation adjustment	--	(924,000)	--	(100,000)
Comprehensive income (loss)	$(745,290)	$(1,425,391)	$(495,785)	$1,352,050

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	May 31, 2016	May 31, 2015
Operating activities:		(Restated)
Net loss	$(745,290)	$(501,391)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	—	4,000
Loss on abandonment of assets	81,466	—
Amortization of debt discount	369,576	305,153
Amortization of financing costs	—	5,305
Gain on troubled debt restructuring	—	(2,065,614
Impairment of investment	180,000	—
Gain on settlement of derivative liabilities	—	(1,223,448)
Change in fair value of derivative liabilities	(603,576)	3,017,461)
Changes in operating assets and liabilities:
Accounts receivable	7,183	—
Inventory	40,001	—
Customer deposits	—	65,000
Prepaid expenses and other current assets	101	3,337
Other assets	—	(31,337
Accounts payable and accrued liabilities	141,672	205,417
Accounts payable and accrued liabilities – related party	237,510	148,457
Due to Pension Benefit Guaranty Corporation	53,013	50,434
Net cash used in operating activities	(238,344)	(82,226)

Cash flows from investing activities: Cash acquired in Canalytix acquisition	—	303
Decrease in cash placed under restriction	7,499	—
Net cash provided by investing activities	7,499	303

Cash flows from financing activities:
Proceeds from borrowings	26,810	130,500
Proceeds from related party borrowings	206,039	—
Principal payments of debt	(9,472)	(44,100)
Net cash provided by financing activities	223,377	86,400

Increase (decrease) in cash and cash equivalents	(7,468)	4,477
Cash and cash equivalents at beginning of period	8,978	1,832
Cash and cash equivalents at the end of period	$1,510	$6,309
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$27,828	$—
Non-cash financing transactions:
Fair value of derivative liabilities to discount on debt	$571,223	$193,780
Settlement of payables with common stock	$25,000	$—
Settlement of accrued interest with issuance of preferred stock	$—	$100,000
Settlement of payables with issuance of warrants	$—	$20,000
Conversion of accrued liabilities to notes payable	$—	$150,731
Excess of purchase price over value of assets	$—	$410,839

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at November 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six and three-month periods ended May 31, 2016, are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2015.

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

Segment Information

In 2016, the Company operated in one segment, providing gardening products and analytical services to home and commercial gardeners.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its operations in recent years and as of May 31, 2016, the Company has negative working capital of $9,408,932 and a stockholders’ deficit of $9,850,898. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, debt payments and working capital requirements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  The Company chose early adoption of the new guidance, which resulted in an additional debt discount at November 30, 2015 of $258,065, due to financing fees. For the six and three month periods ended May 31, 2015, amortization of deferred finance costs have been reclassified to amortization of debt discount, due to the retrospective application of the guidance.

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

On January 26, 2016, the Company foreclosed on the non-controlling ownership of GBS, which amounted to 40%. As of that date, GBS became a wholly-owned subsidiary. In February 2016, we were provided significant financial incentives from GBS’s landlord to close the GBS store and we staged the contents of the store so it could be moved to another location. We laid off our staff at the store, except for our Chief Science Officer and Chief Operating Officer, and we moved our inventory to temporary storage while we searched for a location that would allow us to perform scientific work in the cannabis industry. However, before the contents of the store was moved, a theft occurred that was engineered by approximately 10 individuals. The Company submitted an insurance claim for approximately $296,000, based on the coverages that were stated in our commercial theft insurance policy. The insurance company is offering a settlement of $25,000 based upon the conclusion that a former employee engineered the theft. As a result of the acquisition of the non-controlling interest, which occurred without any additional consideration, the Company recorded the entire amount of the non-controlling interest of $316,607 as a reduction to capital in excess of par value.

Note 4 – Major Customers

During the six-month and three-month periods ended May 31, 2015, two customers accounted for approximately 32% and 27%, respectively, and approximately 27% and 34%, respectively, of the Company’s revenues.

As of May 31, 2016 there was no accounts receivable. As of November 30, 2015, one customer accounted for 12% of the gross amount of accounts receivable, and such amount was fully reserved.

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

		Restated		Restated
	Six Months Ended May 31, 2016	Six Months Ended May 31, 2015	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015
Net income (loss) attributable to common stockholders - basic	$(651,384)	$(593,326)	$(515,376)	$1,396,656
Income attributable to convertible notes	—	—	—	(1,413,320)
Interest expense – convertible notes	—	—	—	270,490
Net income (loss) attributable to common stockholders - diluted	$(651,384)	$(593,326)	$(515,376)	$253,826

Weighted average common shares outstanding - basic	3,708,842,666	2,448,541,449	3,765,679,622	3,231,962,508
Effect of dilutive securities	—	—	—	22,394,276,277
Weighted average common shares outstanding – diluted	3,708,842,666	2,448,541,449	3,765,679,622	25,626,238,785

Earnings (loss) per common share - basic	$(0.00)	$(0.00)	$0.00	$0.00
Earnings (loss) per common share - diluted	$(0.00)	$(0.00)	$0.00	$0.00

Approximately 38,036,653,389 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the six and three-month periods ended May 31, 2016, respectively, because the effect would be anti-dilutive. Approximately 1,224,948,000 and 1,204,948,000 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the six and three-month periods ended May 31, 2015, respectively, because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the six-month periods ended May 31, 2016 and 2015, the Company recorded $0 and $4,000, respectively, in stock-based compensation expense. At May 31, 2016, there is no remaining unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of trade payables and accrued liabilities that individually are less than 5% of the Company’s current liabilities.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC May 31, 2016 and November 30, 2015 was $2,157,423 and $2,104,410, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the six-month periods ended May 15, 2015 and 2015.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the six-month periods ended May 31, 2016 and 2015.

Effective January 14, 2015, the Company executed a settlement and release agreement with the PBGC pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,157,423 at May 31, 2016. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

Note 9 – Debt

	May 31, 2016	November 30, 2015
Senior secured convertible redeemable debenture due to TCA	$570,028	$600,000
Convertible subordinated debt	2,714,271	2,867,461
Convertible debt due to various lenders	320,750	320,750
Other short-term debt due to various lenders	213,439	224,448
Total debt	3,818,488	3,832,659
Less: current portion of long-term debt	(2,689,391)	(2,932,018)
Less: discount on debt	(692,673)	(491,027)
Total long-term debt, net of discount	$436,424	$409,614

 At May 31, 2016, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended May 31
2017	$3,382,064
2018	—
2019	—
2020	436,424
2021	—
Minimum future payments of principal	$3,818,488

Convertible subordinated debt

During February 2013, the Company entered into a securities purchase agreement with 112359 Factor Fund, LLC (the “Fund”) pursuant to which the Company issued to the Fund (i) an amended convertible debenture in the principal amount of $1,000,000 (“Amended Note 1”) and (ii) a second amended convertible debenture in the principal balance of $1,000,000 (“Amended Note 2” and together with Amended Note 1, the “Amended Notes”).  The Amended Notes were sold to the Fund by the Company in exchange for the Fund’s assumption and payment to Laurus Master Fund (“Laurus”) of amounts due under an assignment agreement (which required the Fund to make payments totaling $350,000, of which $250,000 was paid, to Laurus), payment to the Company of $150,000, and the agreement to purchase from another lender and cancel an existing convertible debenture in the amount of approximately $35,000.

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

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.   The Fund did not submit a conversion notice during the six- or three-month periods ended May 31, 2016 and 2015.

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

In conjunction with the debt modification agreement for Amended Note 1, the Company recognized a gain on troubled debt restructuring of 2,065,614 and $1,538,145 for the six- and three-month periods ended May 31, 2015.

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

On July 1, 2015, in conjunction with the purchase of Plaid Canary Corporation (“PCC”) (see Note 14), the Company assumed a secured note payable to FLUX Carbon Starter Fund in the amount of $627,000, (the “Flux Note 2”) with an annual interest rate of 20%, that matured on January 31, 2016. The Flux Note 2 can convert into shares of common stock of PCC at the market price of PCC’s common stock. The market price is defined as the lowest closing bid price of PCC’s common stock during the previous 90 trading days. The Flux Note 2 contains an original issuance discount of $313,500, $53,107 and $0 of which was expensed in the six– and three-month periods ended May 31, 2016.

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

During the six-month period ended May 31, 2015, the Subordinated Debt holders converted $240,400 of principal into 1,159,047,428 shares of common stock of the Company and recorded a gain of $1,419,661 on the conversions.

At May 31, 2016 and November 30, 2015, the Company owed the Subordinated Debt holders $2,714,271 and $2,687,461, respectively.

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

At May 31, 2016 and November 30, 2015, the Company owed TCA $570,028 and $600,000, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At May 31, 2016 and November 30, 2015, the Company owed a lender $138,000, in connection with two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

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

At May 31, 2016 and November 30, 2015, a total of $138,000 of convertible debt with a fixed conversion rate was outstanding.

Convertible debt with a variable conversion rate issued for cash

During the six months ended May 31, 2015, the Company received a total of $152,500 in cash from two lenders for convertible debt. The convertible debt bears interest at an annual rate of 6% to 8% and was due between June and October 2015. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company, subject to a limit of 4.99% of the outstanding shares, at a price discount ranging from 30% to 42% of the price of the common stock as defined in the agreements.

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

At May 31, 2016 and November 30, 2015, a total of $115,000 of variable-rate convertible debt that had been issued for cash was outstanding, respectively.

Convertible debt with a variable conversion rate assigned to lenders

At May 31, 2016 and November 30, 2015, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

At May 31, 2016 and November 30, 2015, a total of $320,750 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the six months ended May 31, 2016 and 2015, the Company received $0 and $50,000, respectively from lenders in exchange for notes payable that had no conversion features.

At May 31, 2016 and November 30, 2015, the Company owed various lenders $213,439 and 224,448, respectively, for non-convertible notes. Cash payments were made on these notes of $11,008 and $60,368 during the six months ended May 31, 2016 and 2015, respectively. Other short-term debt carries an interest rate of 0% to 17% over the term of the loans, and includes cash advances (the “Cash Advances”) from lenders that purchased future sales. The Company agreed to repay the Cash Advances at a premium to the amount received from the lender. For the three months ended May 31, 2016 and 2015, $0 and $97,818, respectively, of amortization of premium from the Cash Advances is included in interest expense. At May 31, 2016 and November 30, 2015, Cash Advances totaled $107,641 and 118,649, respectively. Assets of two subsidiaries of the Company secure the Cash Advances, which are currently in default.

Long-term debt

The Company acquired 90% of Canalytix LLC on March 25, 2015. Canalytix owes Flux Carbon Starter Fund $436,424 and $409,614, as of May 31, 2016 and November 30, 2015, respectively, under a secured senior term loan agreement, which is included in long-term debt in the Company’s consolidated financial statements. The debt bears an annual interest rate of 12% and matures on December 31, 2019. Principal payments are made periodically from cash flow. No principal payments are due until maturity.

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

Convertible debt with a variable conversion feature

In 2016, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.88 years; (2) a computed volatility rate of 348%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2015, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.59 years; (2) a computed volatility rate of 787%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Redeemable convertible preferred stock

In 2016, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term reflecting the immediate exercisability; (2) a computed volatility rate of 348% (3) a discount rate of 1% and (4) zero dividends.  No preferred stock derivatives existed in fiscal 2015.

Tainted conventional convertible debt

In 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 years; (2) a computed volatility rate of 348%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.52 to 7.08 years; (2) a computed volatility rate of 348%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .71 to 8.08 years; (2) a computed volatility rate of 787%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the six months ended May 31, 2016 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Balance at
	November 30,	securities during	derivative	May 31,
	2015	the period	liabilities	2016
Variable convertible debt	$166,494	$571,223	$(98,850)	$638,867
Redeemable convertible preferred stock	412,500	—	(400,121)	12,379
Tainted convertible debt	95,018	—	(93,616)	1,402
Tainted warrants	18,200	—	(10,989)	7,211
	$692,212	$571,223	$(603,576)	$659,859

Activity for embedded derivative instruments during the six months ended May 31, 2015 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion		Balance at
	November 30,	securities during	derivative	of debt	Debt	May 31,
	2014	the period	liabilities	to equity	Forgiveness	2015
Variable convertible debt	$527,781	$74,990	$2,698,844	$(1,162,262)	$(1,153,545)	$985,808
Tainted convertible debt	106,246	118,790	169,683	—		394,719
Tainted warrants	5,312	2,000	87,748	—		95,060
	$639,339	$195,780	$2,956,275	$(1,162,262)	$(1,153,545)	$1,475,587

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

No conversions of debt occurred in the six-month period ended May 31, 2016. 126,000,000 shares of common stock were issued in March 2016 as a finders’ fee payment, at a valuation of $25,000, to the firms that introduced the Company to TCA.

A total of 175,000 and 100,000 shares of Series I preferred stock issued to TCA as advisory fees are redeemable upon the occurrence of certain events that are outside the control of the company. These shares (and the common shares into which these shares may be converted, together, “Advisory Fee Shares”) are also mandatorily redeemable in the event that TCA has not realized net proceeds from the sale of the Advisory Fee Shares by the earlier of an event of default or on October 14, 2016 and November 18, 2016, for $175,000 and $100,000, respectively, less cash proceeds received from prior sales of Advisory Fee Shares. The total redemption amount of $275,000 is being accreted over the respective twelve month periods using the effective interest method. A total of $27,360 of preferred dividends were accreted for the Series I Preferred Stock issued to TCA during the six months ended May 31, 2016

Each share of Series F and Series G convertible preferred stock is convertible into 250,000 and 500 shares of Common Stock, respectively, which gives the holder of the Series F and Series G a beneficial conversion price. At the issuance date of January 13, 2015, the effective conversion price was less than the fair value of the Common Stock into which the preferred shares are convertible. Consequently, the Company recognized a beneficial conversion feature (“BCF”). The intrinsic value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company recorded a discount on the preferred stock of $100,000 from the value of the Series F and Series G shares issued in exchange for outstanding payables to the chief executive officer (see Note 12 – Related Party Transactions). The discount is being accreted to preferred stock dividends over a six-month period, as the preferred stock is convertible after six months (date of earliest conversion). Accretion amounted to $87,970 for the six-month period ended May 31, 2015.

Note 12 – Related Party Transactions

At May 31, 2016 and November 30, 2015, we owed our chief executive officer $1,506,004 and $1,380,162, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first quarter of fiscal 2015, the Company settled $100,000 in outstanding payables to the chief executive officer of by issuing 10,000,000 shares each of the Company’s Series F and G preferred stock and 10 shares of the Company’s Series E stock.

At May 31, 2016 and November 30, 2015, we owed $547,169 and $222,918, respectively, to a company that is controlled by the entity that owned 60% of our voting control, via ownership of our Series H preferred stock.

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

Valuation Hierarchy

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of May 31, 2016 and November 30, 2015:

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with non-observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)
May 31, 2016

Restricted securities	$40,000	$40,000	—	—
Derivative liability	$659,859	—	—	$659,859

November 30, 2015

Restricted securities	$220,000	$220,000
Derivative liability	$692,212	—	—	$692,212

The Company has no instruments with significant off balance sheet risk.

In 2016, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 7.08 years; (2) a computed volatility rate of 348% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

Note 14 - Restatement

The Company restated its financial statements for the six months ended May 31, 2015, to correct certain accounting errors related to revenue recognition. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-Q for the period ended May 31, 2015:

	Original	Adjustments	As Restated

Balance Sheet at 5/31/15:

Deposits	$—	$65,000	$65,000

Income Statement for Three Months Ended 5/31/15:

Revenue	65,927	(65,000)	927
Net income	1,517,050	(65,000)	1,452,050
Earnings per share	0.00	0.00	0.00
Earnings per share - diluted	0.00	0.00	0.00

Income Statement for Six Months Ended 5/31/15:

Revenue	66,821	(65,000)	1,821
Net loss	(436,391)	(65,000)	(501,391)
Earnings per share	0.00	0.00	0.00
Earnings per share - diluted	0.00	0.00	0.00

Cash Flow Statement for Six Months Ended 5/31/15:

Net loss	(436,391)	(65,000)	(501,391)

Note 15 - Subsequent Events

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

Results of Operations

For the Six Months Ended May 31, 2016 Compared to the Six Months Ended May 31, 2015

Our revenue for the six-month period ended May 31, 2016 increased by $212,559 to $279,380, as compared to $66,821 reported for the six-month period ended May 31, 2015. The increase in revenues was due to operation of a retail hydroponics store until February 9, 2016, which we acquired in July 2015. We discontinued our hydroponics business in February 2016 and anticipate that we will become a scientific analysis agricultural-products company in fiscal 2017

For the six-month period ended May 31, 2016, our gross profit amounted to $88,171, which was a increase of $33,575 from the gross profit (loss) of $54,596 reported in the six-month period ended May 31, 2015. The increase in gross profit is directly attributable to the hydroponics store operation in fiscal 2016.

Selling, general and administrative expenses increased by $312,300 or 186%, to $480,266 for the six-month period ended May 31, 2016 from $167,966 reported in the same prior-year fiscal period. The increase is directly attributable to the operations of the hydroponics store, with the additional personnel and selling expense, as compared to the first quarter of fiscal 2015, when we operated as a voice over Internet service provider with one employee.

As a result of the above noted changes, our loss from operations for the six-month period ended May 31, 2016 increased by $278,725 to $392,095 from $113,370 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense, plus amortization of debt discounts, increased by $100,682 to $695,304 for the six-month period ended May 31, 2016 as compared to $594,622 for the prior-year fiscal period. The increase in interest expense is attributable to larger amounts of amortization of debt discount during fiscal 2016.

•	For the six-month period ended May 31, 2015, we reported a gain on troubled debt restructuring of $2,065,614, as compared to no transactions reported in the six-month period ended May 31, 2016. In the first quarter of fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in 2016.

•	For the six-month period ended May 31, 2016, we reported an impairment loss of $180,000 for an “other than temporary” decline in the market value of restricted securities. We had no impairment losses for the six-month period ended May 31, 2015

•	For the six-month period ended May 31, 2016, we reported a gain on the settlement of derivative liabilities of $0, as compared to a gain of $1,232,448 in the six-month period ended May 31, 2015. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date. No settlements occurred during the six-months ended May 31, 2016

•	For the six-month period ended May 31, 2016, we had a gain from the change in the valuation of derivative liabilities of $603,576, as compared to a loss of $3,017,461 for the period six-month period ended May 31, 2015. The loss in six-month period ended May 31, 2015 is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter. The gain in fiscal 2016 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the six-month period ended May 31, 2016 was a net loss of $745,290 compared to a net loss of $436,391 reported in the prior-year fiscal period.

For the Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

Our revenue for the three-month period ended May 31, 2016 decreased by $927 or 100%, to $0 as compared to $927 reported for the three-month period ended May 31, 2015. The decrease in revenues was due to the closure of our hydroponics store in 2016.

For the three-month period ended May 31, 2016, our gross profit amounted to $0, which was an increase of $10,672 from the gross profit (loss) of $10,672 reported in the three-month period ended May 31, 2015. The increase in gross profit is attributable to the closure of our hydroponics store in 2016.

Selling, general and administrative expenses increased by $75,467 or 75%, to $176,115 for the three-month period ended May 31, 2016 from $100,648 reported in the same prior-year fiscal period. The increase was primarily due to an increase in employees in fiscal 2016.

As a result of the above noted changes, our loss from operations for the three-month period ended May 31, 2016 increased by $129,795 to $176,115 from $46,320 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense plus the amortization of debt discounts increased by $125,776 to $360,326 for the three-month period ended May 31, 2016 as compared to $234,550 for the prior-year fiscal period. The increase in interest expense is primarily attributable to larger amounts of amortization of debt discount during fiscal year 2016.

•	For the three-month period ended May 31, 2015, we reported a gain on troubled debt restructuring of $1,538,145, as compared to no transactions reported in the three-month period ended May 31, 2016. In fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in the prior-year fiscal period.

•	For the three-month period ended May 31, 2016, we reported a gain on the settlement of derivative liabilities of $0, as compared to $1,107,495 in the three-month period ended May 31, 2015. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the three-month period ended May 31, 2016, we had a gain from the change in the valuation of derivative liabilities of $44,657, as compared to a loss of $847,720 for the period three-month period ended May 31, 2015. The decrease in the loss in three-month periods ended May 31, 2016 compared to 2015 is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter.

Our net result for the three-month period ended May 31, 2016 was net loss of $495,785 compared to net income of $1,517,050 reported in the prior-year fiscal period.

Liquidity and Capital Resources

At May 31, 2016, we had cash and cash equivalents of $1,510 and negative working capital of $9,408,932.

Operating activities for the six months ended May 31, 2016 used $238,344 of cash, consisting principally of a net loss of $745,290, offset by approximately $27,000 in non-cash income statement charges and approximately $454,000 in changes in operating assets and liabilities. Operating results for the six months ended May 31, 2015 used $82,226 of cash, consisting principally of a net loss of $436,391, offset by approximately $43,000 in non-cash income statement charges and approximately $311,000 in changes in operating assets and liabilities.

Net cash provided by financing activities aggregated $223,377 and $86,400 for the six-month periods ended May 31, 2016 and 2015, respectively. In the six months ended May 31, 2016, cash provided by financing activities resulted from proceeds from borrowings of $26,810 and related party borrowings of $206,039 offset by principal payments of $9,472. For the six months ended May 31, 2015, cash provided by financing activities resulted from proceeds from short-term borrowing of $130,500, offset by principal payments of $44,100.

Net cash provided by investing activities amounted to $7,499 and $303 for the six-month periods ended May 31, 2016 and 2015. . Cash provided during the six months ended May 31, 2015, is the result of a decrease in cash placed under restriction. Cash provided during the six months ended May 31, 2015, is the cash acquired in the acquisition of Canalytix. For the six months ended May 31, 2016 and 2015, we had no capital expenditures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as described in Note 15. Except as described in Note 15, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2016, the Company issued a total of 126,000,000 shares in exchange for payment in full of a liability of $25,000. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

Item 3. Defaults Upon Senior Securities.

Except for matters described in Note 9 and Note 15 of the consolidated financial statements, there have been no defaults in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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