Form 10-Q
period 2016-08-31
PERVASIP CORP
filed 2016-12-16
CIK 90721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
ASSETS	August 31, 2016	November 30, 2015

Current assets:
Cash and cash equivalents	$1,426	$8,978
Accounts receivable, net of allowance of $98,739 in 2015	—	7,183
Inventory	25,000	127,650
Restricted securities	40,000	220,000
Prepaid expenses and other current assets	1,814	365,726
Total current assets	68,240	425,726

Equipment and leasehold improvements, net	—	18,817
Restricted cash	22,528	60,000
Total assets	$90,768	$444,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt, net of discounts of $459,300 and $491,027 at August 31, 2016 and November 30, 2015, respectively	$2,921,932	$2,932,018
Accounts payable and other accrued liabilities	1,903,814	1,622,649
Accounts payable and other accrued liabilities – related party	654,847	431,313
Due to Pension Benefit Guaranty Corporation	2,184,727	2,104,410
Deposits payable	147,889	147,890
Sales tax payable	5,929	28,665
Related party debt	1,575,014	1,178,311
Derivative liabilities	527,685	692,212
Total current liabilities	9,921,836	9,137,468

Long-term debt less current portion	448,649	409,614
Total liabilities	10,370,485	9,547,082

Redeemable preferred stock Series I, $0.00001 par value; 55,000 shares authorized; 27,500 and 0 shares issued and outstanding, redemption amount of $275,000	119,636	710
Redeemable preferred stock Series D, $0.00001 par value; 51 shares authorized; 51 shares issued and outstanding, redemption amount of $51	—	—

Stockholders’ deficit:
Preferred stock, $0.00001 par value; 144,949 shares authorized	—	—
Convertible preferred stock, $0.00001 par value; 20,800,010 authorized
Series E: 10 shares issued and outstanding, respectively	—	—
Series F: 10,000,000 shares issued and outstanding, respectively	100	100
Series G: 10,000,000 shares issued and outstanding, respectively	100	100
Series H: 100,000 and 600,000 shares issued and outstanding, respectively	1	6
Series I: 7,500 and 0 shares issued and outstanding
Series J: 51 and 0 shares issued and outstanding
Common stock, $0.00001 par value; 8,978,999,990 shares authorized, 3,778,005,709 and 3,652,005,709 shares issued and outstanding in 2016 and 2015, respectively	37,780	36,520
Capital in excess of par value	42,155,379	42,448,241
Accumulated deficit	(52,577,053)	(51,379,820)
Total Pervasip Corp. stockholder’s deficit	(10,383,693)	(8,894,853)
Noncontrolling interest in subsidiaries	(15,660)	(208,396)
Total stockholders’ deficit	(10,399,353)	(9,103,848)
Total liabilities and stockholders’ deficit	$90,768	$444,543

 See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
		(Restated)		(Restated)
Revenues	$279,380	$296,905	$—	$295,084

Costs and expenses:
Cost of goods sold	191,209	184,209	—	184,209
Cost of services	—	12,225	—	—
Selling, general and administrative	671,683	402,640	191,416	234,674
Total costs and expenses	862,892	599,074	191,416	418,883

Loss from operations	(583,512)	(302,169)	(191,416)	(123,799)

Other income (expense):
Interest expense	(489,999)	(908,402)	(164,274)	(319,085)
Amortization of debt discounts	(602,951)	(5,305)	(233,373)	—
Gain on troubled debt restructuring	—	2,065,614	—	—
Impairment of investments	(180,000)	—	—	—
Gain on settlement of derivative liabilities	—	1,488,450	—	265,002
Loss on abandonment of asset	(81,466)	—	—	—
Other income (expense)	—	222	—	222
Gain (loss) on change in derivative liabilities	735,750	(2,324,101)	132,174	693,360
Total other income (expense)	(618,667)	316,478	(265,473)	639,499
Net income (loss)	(1,202,179)	14,309	(456,889)	515,700
Loss from noncontrolling interest	123,871	58,663	2,606	62,628
Net income (loss) atributable to Pervasip Corp.	(1,078,308)	72,972	(454,283)	578,328
Accretion of preferred stock dividends - beneficial conversion feature	118,926	100,000	91,566	12,030
Net income (loss) attributable to common stockholders	$(1,197,233)	$(32,972)	$(545,849)	$566,298

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	3 731 897 013	2,897,604,470	3,778,005,709	3,795,760,513
Diluted	3,731,897,013	10,977,588,597	3,778,005,709	3,795,760,513

See accompanying notes to the unaudited condensed consolidated financial statements.

Pervasip Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
		(Restated)		(Restated)
Net income (loss)	$(1,202,179)	$14,309	$(456,889)	$515,700
Other Comprehensive income (loss):
Unrealized loss on marketable securities	—	(976,000)	—	(52,000)
Comprehensive income (loss)	$(1,202,179)	$(961,691)	$(456,889)	$463,700

See accompanying notes to the unaudited condensed consolidated financial statements.

 Pervasip Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	August 31, 2016	August 31, 2015
Operating activities:		(Restated)
Net income (loss)	$(1,202,179)	$14,309
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	—	4,000
Change in value of marketable securities	180,000	—
Amortization of debt discount	602,949	496,063
Amortization of financing costs and intangible assets	—	23,433
Depreciation	—	8,184
Loss on abandonment of asset	81,466	—
Gain on troubled debt restructuring	—	(2,065,614)
Gain on sale of subsidiary	—	—
Gain on settlement of derivative liabilities	—	(1,488,450)
Change in fair value of derivative liabilities	(735,750)	(2,324,101)
Changes in operating assets and liabilities:
Accounts receivable	7,183	(52,794)
Inventory	40,001	94,935
Prepaid expenses and other current assets	101	3,337
Other assets	—	(6,138)
Accounts payable and accrued liabilities	283,428	169,673
Accounts payable and accrued liabilities – related party	316,420	217,208
Due to Pension Benefit Guaranty Corporation	80,317	76,409
Net cash used in operating activities	(346,064)	(181,344)

Cash flows from investing activities:
Cash acquired in acquisitions of businesses	—	16,016
Decrease in cash placed under restriction	7,500	—
Purchase of fixed assets	—	(810)
Net cash provided by investing activities	7,500	15,206

Cash flows from financing activities:
Proceeds from borrowings	39,035	244,750
Principal payments of debt	(11,840)	(74,797)
Proceeds from related party debt	303,817	—
Net cash provided by financing activities	331,012	169,953

Increase (decrease) in cash and cash equivalents	(7,552)	3,815
Cash and cash equivalents at beginning of period	8,978	1,832
Cash and cash equivalents at the end of period	$1,426	$5,647
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$29,160	$18,158
Non-cash investing and financing transactions:
Fair value of derivative liabilities to discount on debt	$571,223	$193,780
Payable conversion into common stock	25,000	—
Settlement of accrued interest with issuance of preferred stock	$—	$100,000
Acquisition of net liabilities of business-merger recapitalization	$—	$187,870
Settlement of payables with issuance of warrants	$—	$20,000
Conversion of accrued liabilities to notes payable	$—	$150,731
Excess of purchase price over value of assets	$—	$598,809

See accompanying notes to the unaudited consolidated financial statements.

PERVASIP CORP.

Notes To Condensed Consolidated Financial Statements

Unaudited

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed balance sheet at November 30, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine and three-month periods ended August 31, 2016, are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2015.

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

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained substantial losses from its operations in recent years and as of August 31, 2016, the Company has negative working capital of $9,853,596 and a stockholders’ deficit of $10,399,353. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  The Company chose early adoption of the new guidance, which resulted in an additional debt discount at November 30, 2015 of $258,065, due to financing fees. For the nine and three month periods ended August 31, 2015, amortization of deferred finance costs have been reclassified to amortization of debt discount, due to the retrospective application of the guidance.

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

Note 4 – Major Customers

As of August 31, 2016 there was no accounts receivable. As of November 30, 2015, one customer accounted for 12% of the gross amount of accounts receivable, and such amount was fully reserved.

During the nine-month and three-month periods ended August 31, 2015, one customer accounted for 26% and 11%, respectively, of the Company’s revenues. A second customer accounted for 29% and 2%, respectively, of the Company’s revenues. A third customer accounted for 6% and 17%, respectively, of the Company’s revenues.

At August 31, 2015, two customers accounted for 17% and 15% of the Company’s accounts receivable.

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

	Nine Months Ended August 31, 2016	Nine Months Ended August 31, 2015 (Restated)	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015 (Restated)
Net income (loss) attributable to common stockholders - basic	$(1,197,233)	$32,972	$(545,849)	$566,298
Income attributable to convertible notes	—	835,651	—	(958,362)
Interest expense – convertible notes	—	583,509	—	287,398
Net income (loss) attributable to common stockholders - diluted	$(1,197,233)	$1,452,132	$(545,849)	$(104,666)

Weighted average common shares outstanding - basic	3,731,897,013	2,897,604,470	3,778,005,709	3,795,730,513
Effect of dilutive securities	—	8,079,984,127	—	—
Weighted average common shares outstanding – diluted	3,731,897,013	10,977,588,597	3,778,005,709	3,795,730,513

Earnings (loss) per common share - basic	$0.00	$0.00	$(0.00)	$(0.00)
Earnings (loss) per common share - diluted	$0.00	$0.00	$(0.00)	$(0.00)

Approximately 14,849,133,501 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine and three-month periods ended August 31, 2016, respectively, because the effect would be anti-dilutive. Approximately 2,792,448,000 and 8,167,107,000 shares of common stock issuable upon the exercise of outstanding stock options, warrants or convertible debt were excluded from the calculation of net income (loss) per share for the nine and three-month periods ended August 31, 2015, respectively, because the effect would be anti-dilutive.

Note 6 – Stock-Based Compensation Plans

The Company issues stock options to its employees, consultants and outside directors pursuant to stockholder-approved and non-approved stock option programs and records the applicable expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine-month periods ended August 31, 2016 and 2015, the Company recorded $0 and $4,000, respectively, in stock-based compensation expense. At August 31, 2016, there is no remaining unrecognized employee stock-compensation expense for previously granted unvested options.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of trade payables and accrued liabilities that individually are less than 5% of the Company’s current liabilities.

Note 8 – Defined Benefit Plan

The Company received a letter dated July 27, 2011 from the Pension Benefit Guaranty Corporation, (“PBGC”), stating that the Company’s defined benefit pension plan (the “Plan”) was terminated as of September 30, 2010, and the PBGC was appointed trustee of the Plan. Pursuant to the agreement, the PBGC has a claim to the Company for the total amount of the unfunded benefit liabilities of the Plan plus accrued interest. The PBGC has notified the Company that the liability is due and payable as of the termination date, and interest accrues on the unpaid balance at the applicable rate provided under Section 6621(a) of the Internal Revenue Code. The total amount outstanding to the PBGC August 31, 2016 and November 30, 2015 was $2,184,727 and $2,104,410, respectively, including accrued interest, which is recorded as a current liability. The Company made no payments to the Plan in the nine-month periods ended August 31, 2016 and 2015.  The Plan covers approximately 40 former employees.

Effective June 30, 1995, the Plan was frozen, ceasing all benefit accruals and resulting in a plan curtailment.  As a result of the curtailment, it has been the Company’s policy to recognize the unfunded status of the Plan as of the end of the fiscal year with a corresponding charge or credit to earnings for the change in the unfunded liability.  There was no pension expense recorded in the nine-month periods ended August 31, 2016 and 2015.

Effective January 14, 2015, the Company executed a settlement and release agreement with the PBGC pursuant to which PBGC agreed to accept $100,000 in full satisfaction of all amounts that had been due from the Company, which amounted to $2,184,727 at August 31, 2016. The Company agreed to pay the sum of $100,000 to PBGC in equal installments of $25,000 on January 31, 2015, April 30, 2015, July 31, 2015 and October 31, 2015. Upon receipt of the settlement amount, the PBGC shall be deemed to have released the Company from any and all employer liability and fiduciary responsibility. No installment payments have been made and the Company has not received a default notice from PBGC.

Note 9 – Debt

	August 31, 2016	November 30, 2015
Senior secured convertible redeemable debenture due to TCA	$570,028	$600,000
Convertible subordinated debt	2,726,496	2,867,461
Convertible debt due to various lenders	320,750	320,750
Other short-term debt due to various lenders	212,607	224,448
Total debt	3,829,881	3,832,659
Less: current portion of long-term debt	(2,921,932)	(2,932,018)
Less: discount on debt	(459,300)	(491,027)
Total long-term debt, net of discount	$448,649	$409,614

At August 31, 2016, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended August 31:	August 31, 2016
2017	$3,381,232
2018	—
2019	—
2020	448,649
2021	—
Minimum future payments of principal	3,829,881

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

Principal and interest payments on Amended Note 1 can be made at any time by the Company, with a 30% prepayment premium, or the Fund can elect at any time to convert any portion of Amended Note 1 into shares of common stock of the Company at 100% of the volume weighted average price of the common stock for the 30 trading days immediately prior to the conversion date.   The Fund did not submit a conversion notice during the six- or three-month periods ended August 31, 2016 and 2015.

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

On July 1, 2015, in conjunction with the purchase of Plaid Canary Corporation (“PCC”) (see Note 14), the Company assumed a secured note payable to FLUX Carbon Starter Fund in the amount of $627,000, (the “Flux Note 2”) with an annual interest rate of 20%, that matured on January 31, 2016. The Flux Note 2 can convert into shares of common stock of PCC at the market price of PCC’s common stock. The market price is defined as the lowest closing bid price of PCC’s common stock during the previous 90 trading days. The Flux Note 2 contains an original issuance discount of $313,500, $53,107 and $0 of which was expensed in the nine– and three-month periods ended August 31, 2016.

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

During the nine-month period ended August 31, 2015, the Subordinated Debt holders converted $240,400 of principal into 1,159,047,428 shares of common stock of the Company and recorded a gain of $1,419,661 on the conversions.

At August 31, 2016 and November 30, 2015, the Company owed the Subordinated Debt holders $2,726,496 and $2,687,461, respectively.

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

At August 31, 2016 and November 30, 2015, the Company owed TCA $570,028 and $600,000, respectively.

Convertible Debt due to various lenders

Convertible debt with a fixed conversion rate

At August 31, 2016 and November 30, 2015, the Company owed a lender $138,000, in connection with two notes that are past due, are in default, bear a default interest rate of 18% per annum, and are convertible at prices of $0.015 and $0.02 cents per share.

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

At August 31, 2016 and November 30, 2015, a total of $138,000 of convertible debt with a fixed conversion rate was outstanding.

Convertible debt with a variable conversion rate issued for cash

The Company is past due and in default on a convertible debenture in the amount of $115,000. The convertible debt bears interest at an annual rate of 6% and was due in October 2016. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company, subject to a limit of 4.99% of the outstanding shares, at a price discount of 30% of the price of the common stock as defined in the agreements.

The conversion price of the variable conversion price note is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the fair value of the conversion feature was $163,714 at the issuance dates. The debt was recorded as a debt discount of $152,102 and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $11,612 was expensed immediately as additional interest expense.

At August 31, 2016 and November 30, 2015, a total of $115,000 of variable-rate convertible debt that had been issued for cash was outstanding, respectively.

Convertible debt with a variable conversion rate assigned to lenders

At August 31, 2016 and November 30, 2015, the Company owes one lender $67,750 as a result of an assignment in fiscal 2012. The convertible debt bears interest at 0% and is past due. The lender can elect at any time to convert any portion of the debt into shares of common stock of the Company at a price discount of 55% of the market price of the Company’s common stock as defined in the agreements.

At August 31, 2016 and November 30, 2015, a total of $320,750 of other convertible debt was outstanding, respectively.

Other short-term debt due to various lenders

During the six months ended May 31, 2016 and 2015, the Company received $0 and $50,000, respectively from lenders in exchange for notes payable that had no conversion features.

At August 31, 2016 and November 30, 2015, the Company owed various lenders $212,607 and 224,448, respectively, for non-convertible notes. Cash payments were made on these notes of $11,840 and $60,368 during the nine months ended August 31, 2016 and 2015, respectively. Other short-term debt carries an interest rate of 0% to 17% over the term of the loans, and includes cash advances (the “Cash Advances”) from lenders that purchased future sales. The Company agreed to repay the Cash Advances at a premium to the amount received from the lender. For the three months ended August 31, 2016 and 2015, $0 and $18,158, respectively, of amortization of premium from the Cash Advances is included in interest expense. At August 31, 2016 and November 30, 2015, Cash Advances totaled $106,808 and 118,649, respectively. Assets of two subsidiaries of the Company secure the Cash Advances, which are currently in default.

Long-term debt

The Company acquired 90% of Canalytix LLC on March 25, 2015. Canalytix owes Flux Carbon Starter Fund $448,649 and $409,614, as of August 31, 2016 and November 30, 2015, respectively, under a secured senior term loan agreement, which is included in long-term debt in the Company’s consolidated financial statements. The debt bears an annual interest rate of 12% and matures on December 31, 2019. Principal payments are made periodically from cash flow. No principal payments are due until maturity.

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

Convertible debt with a variable conversion feature

In 2016, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.63 years; (2) a computed volatility rate of 327%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

In 2015, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 0.34 years; (2) a computed volatility rate of 422%; (3) a discount rate of 1%; and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as gain/loss on derivative liability.

Redeemable convertible preferred stock

In 2016, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term reflecting the immediate exercisability; (2) a computed volatility rate of 327% (3) a discount rate of 1% and (4) zero dividends.  No preferred stock derivatives existed in fiscal 2015.

Tainted conventional convertible debt

In 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 years; (2) a computed volatility rate of 327%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

In 2016, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.27 to 6.83 years; (2) a computed volatility rate of 327%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In 2015, the Company estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .46 to 7.83 years; (2) a computed volatility rate of 422%; (3) a discount rate of 1%; and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

Activity for embedded derivative instruments during the nine months ended August 31, 2016 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Balance at
	November 30,	securities during	derivative	August 31,
	2015	the period	liabilities	2016
Variable convertible debt	$166,494	$571,223	$(231,375)	$506,342
Redeemable convertible preferred stock	412,500		(400,121)	12,379
Tainted convertible debt	95,018		(93,616)	1,402
Tainted warrants	18,200		(10,638)	7,562
	$692,212	$571,223	$(735,750)	$527,685

Activity for embedded derivative instruments during the nine months ended August 31, 2015 was as follows:

	Balance at November 30, 2014	Initial valuation of derivative liabilities upon issuance of new securities during the period	Change in fair value of derivative liabilities	Conversion of debt to equity	Debt Forgiveness	Balance at August 31, 2015
Variable convertible debt	$527,781	$81,793	$2,384,209	$(1,488,450)	$(1,153,545)	$351,788
Tainted convertible debt	106,246	118,790	(82,025)	—		143,011
Tainted warrants	5,312	2,000	21,917	—		29,229
	$639,339	$202,583	$2,324,101	$(1,488,450)	$(1,153,545)	$524,028

Note 11 – Stockholders’ Equity

As discussed in Note 9, the Company entered into various transactions where it issued convertible notes to third parties. Such convertible notes allowed the debt holders to convert outstanding debt principal into shares of the Company’s common stock, par value $0.00001, (the “Common Stock”) at a discount to the trading price of the Common Stock. To the extent, if any, that there was a beneficial conversion feature associated with these debts, the beneficial conversion feature was bifurcated from the host instrument and accounted for as a freestanding derivative. As a result of such conversions, in the nine-month period ended August 31, 2015, $278,260 of principal and accrued interest was converted into 2,468,080,212 shares of Common Stock. Also during the first quarter of 2015, the Company issued 40,000,000 shares of Common Stock for services rendered, which was valued at $4,000.

No conversions of debt occurred in the nine-month period ended August 31, 2016. 126,000,000 shares of common stock were issued in March 2016 as a finders’ fee payment, at a valuation of $25,000, to the firms that introduced the Company to TCA.

A total of 175,000 and 100,000 shares of Series I preferred stock issued to TCA as advisory fees are redeemable upon the occurrence of certain events that are outside the control of the company. These shares (and the common shares into which these shares may be converted, together, “Advisory Fee Shares”) are also mandatorily redeemable in the event that TCA has not realized net proceeds from the sale of the Advisory Fee Shares by the earlier of an event of default or on October 14, 2016 and November 18, 2016, for $175,000 and $100,000, respectively, less cash proceeds received from prior sales of Advisory Fee Shares. The total redemption amount of $275,000 is being accreted over the respective twelve month periods using the effective interest method. A total of $118,926 of preferred dividends were accreted for the Series I Preferred Stock issued to TCA during the nine months ended August 31, 2016

Each share of Series F and Series G convertible preferred stock is convertible into 250,000 and 500 shares of Common Stock, respectively, which gives the holder of the Series F and Series G a beneficial conversion price. At the issuance date of January 13, 2015, the effective conversion price was less than the fair value of the Common Stock into which the preferred shares are convertible. Consequently, the Company recognized a beneficial conversion feature (“BCF”). The intrinsic value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company recorded a discount on the preferred stock of $100,000 from the value of the Series F and Series G shares issued in exchange for outstanding payables to the chief executive officer (see Note 12 – Related Party Transactions). The discount is being accreted to preferred stock dividends over a six-month period, as the preferred stock is convertible after six months (date of earliest conversion). Accretion amounted to $100,000 for the nine-month period ended August 31, 2015.

Note 12 – Related Party Transactions

At August 31, 2016 and November 30, 2015, we owed our chief executive officer $1,575,651 and $1,380,162, respectively, for loans he provided to the Company, unpaid salary and unpaid business expenses. During the first quarter of fiscal 2015, the Company settled $100,000 in outstanding payables to the chief executive officer of by issuing 10,000,000 shares each of the Company’s Series F and G preferred stock and 10 shares of the Company’s Series E stock.

At August 31, 2016 and November 30, 2015, we owed $458,149 and $222,918, respectively, to a company that is controlled by the entity that owned 60% of our voting control, via ownership of our Series H preferred stock. On August 24, 2016, the 500,000 shares of Series H preferred stock that were issued to Flux Carbon Corporation in conjunction with the purchase of Plaid Canary Corporation, were surrendered to the Company. After this surrender, Flux Carbon Corporation’s beneficial ownership of the Company is a 10% voting control, via the ownership of 100,000 shares of Series H preferred stock.

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

Valuation Hierarchy

The table below presents the amounts of assets and liabilities measured at fair value on a recurring basis as of August 31, 2016 and November 30, 2015:

The fair value of restricted securities are measured with quoted prices in active markets. The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with non-observable inputs.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)
August 31, 2016

Restricted securities	$40,000	$40,000	—	—
Derivative liability	$527,685	—	—	$527,685

November 30, 2015

Restricted securities	$220,000	$220,000
Derivative liability	$692,212	—	—	$692,212

The Company has no instruments with significant off balance sheet risk.

In 2016, we estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0 to 6.83 years; (2) a computed volatility rate of 327% (3) a discount rate of 1% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

Note 14 - Restatement

The Company restated its financial statements for the nine months ended August 31, 2015, to correct certain accounting errors related to revenue recognition. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-Q for the period ended August 31, 2015:

	Original	Adjustments	As Restated
Balance Sheet at 8/31/15:

Deposits	$—	$70,000	$70,000

Income Statement for Three Months Ended 8/31/15:

Related party revenues	5,000	(5,000)	—
Net income	520,700	(5,000)	515,700
Earnings per share	0.00	0.00	0.00
Earnings per share - diluted	0.00	0.00	0.00

Income Statement for Nine Months Ended 8/31/15:

Related party revenues	70,000	(70,000)	—
Net income	84,309	(70,000)	14,309
Earnings per share	0.00	0.00	0.00
Earnings per share - diluted	0.00	0.00	0.00

Cash Flow Statement for Nine Months Ended 8/31/15:

Net income	84,309	(70,000)	14,309

Note 15 - Subsequent Events

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

Results of Operations

For the Nine Months Ended August 31, 2016 Compared to the Nine Months Ended August 31, 2015

Our revenue for the nine-month period ended August 31, 2016 decreased by $17,525, or 6%, to $279,380, as compared to $296,905 reported for the nine-month period ended August 31, 2015. The decrease in revenues was due to the closure of our hydroponics store in 2016.  We discontinued our hydroponics business in February 2016 and anticipate that we will become a scientific analysis agricultural-products company in fiscal 2017

For the nine-month period ended August 31, 2016, our gross profit amounted to 88,171, which was a decrease of $12,300 from the gross profit of $100,471 reported in the nine-month period ended August 31, 2015. The reduction in gross profit is attributable to the closure of our hydroponics store in 2016.

Selling, general and administrative expenses increased by $269,043 or 67%, to $671,683 for the nine-month period ended August 31, 2016 from $402,640 reported in the same prior-year fiscal period. The increase was primarily due to an increase in employees in fiscal 2016.

As a result of the above noted changes, our loss from operations for the nine-month period ended August 31, 2016 increased by $281,343 to $583,512 from $302,169 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense and debt amortization increased by $179,243 to $1,092,950 for the nine-month period ended August 31, 2016 as compared to $913,707 for the prior-year fiscal period. The increase is primarily due to larger amounts of amortization of debt discount during fiscal year 2016.

•	For the nine-month period ended August 31, 2015, we reported a gain on troubled debt restructuring of $2,065,614, as compared to no transactions reported in the nine-month period ended August 31, 2016 In the first quarter of fiscal 2015 we negotiated two debt modification agreements and one debt assignment agreement that produced a gain on troubled debt restructuring, whereas no such transactions occurred in the prior-year fiscal period.

•	For the nine-month period ended August 31, 2016, we reported an impairment loss of $180,000 for an “other than temporary” decline in the market value of restricted securities. We had no impairment losses for the six-month period ended August 31, 2015

•	For the nine-month period ended August 31, 2016, we reported a gain on the settlement of derivative liabilities of $0, as compared to a gain of $1,488,450 in the nine-month period ended August 31, 2015. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the nine-month period ended August 31, 2016, we had a gain from the change in the valuation of derivative liabilities of $735,750, as compared to a loss of $2,324,101, for the nine-month period ended August 31, 2015. The loss in the fiscal 2015 period is due to the higher market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, because of the rising price per share of our common stock at the end of the fiscal quarter. The gains in the fiscal 2016 period are due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the nine-month period ended August 31, 2016 was a net loss of $1,202,179 compared to net income of $14,309 reported in the prior-year fiscal period.

For the Three Months Ended August 31, 2016 Compared to the Three Months Ended August 31, 2015

Our revenue for the three-month period ended August 31, 2016 decreased by $295,084, or 100%, to $0, as compared to $295,084 reported for the three-month period ended August 31, 2015. The decrease in revenues was due to the closure of our hydroponics store in 2016.  We discontinued our hydroponics business in February 2016 and anticipate that we will become a scientific analysis agricultural-products company in fiscal 2017.

For the three-month period ended August 31, 2016, our gross profit amounted to $0, as compared to a $110,875 from the same period last year. The decrease in gross profit in 2016 was because we had no revenues during the 2016 quarter.

Selling, general and administrative expenses decreased by $43,258 or 18%, to $191,416 for the three-month period ended August 31, 2016 from $234,674 reported in the same prior-year fiscal period. The increase was primarily due to an increase in employees and travel expenses in fiscal 2016.

As a result of the above noted changes, our loss from operations for the three-month period ended August 31, 2016 increased by $67,617 to $191,416 from $123,799 reported in the prior-year fiscal period. However, significant non-operating income and expenses also occurred, thus:

•	Interest expense and debt amortization increased by $78,561 to $397,646 for the three-month period ended August 31, 2016 as compared to $319,085 for the prior-year fiscal period. The increase is attributable to larger amounts of amortization of debt discount.

•	For the three-month period ended August 31, 2016, we reported a gain on the settlement of derivative liabilities of $0, as compared to $265,002 in the three-month period ended August 31, 2015. Each instance of a liability settlement is contingent upon the valuation of the derivative at the time of the settlement, as compared to its value at the previous measurement date.

•	For the three-month period ended August 31, 2016, we had a gain from the change in the valuation of derivative liabilities of $132,174, as compared to a gain of $693,360 for the three-month period ended August 31, 2015. The gains are due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal quarter, in comparison with the market value when the debt originated.

Our net result for the three-month period ended August 31, 2016 was a net loss of $456,889 compared to net income of $515,700 reported in the prior-year fiscal period.

Liquidity and Capital Resources

At August 31, 2016, we had cash and cash equivalents of $1,426 and negative working capital of $9,853,596.

Operating activities for the nine months ended August 31, 2016 used $346,064 of cash, consisting principally of approximately $129,000 in non-cash income statement charges and net loss of $1,202,179 and approximately $727,000 in changes in operating assets and liabilities. Operating results for the nine months ended August 31, 2015 used $181,344 of cash, consisting principally of approximately $698,000 in non-cash income statement charges and offset by net income of $84,309 and approximately $432,000 in changes in operating assets and liabilities.

Net cash provided by investing activities amounted to $7,500 and $15,206 for the nine-month periods ended August 31, 2016 and 2015. Cash provided during the nine months ended August 31, 2016 is the result of a decrease in cash placed under restriction. Cash provided during the nine months ended August 31, 2015, is the cash acquired in the acquisition of two businesses, totaling $16,016. Cash used for investing activities consisted of fixed asset purchases of $810. For the nine months ended August 31, 2015, cash used for investing activities consisted of fixed asset purchases of $810.

Net cash provided by financing activities aggregated $331,012 and $169,953 for the nine-month periods ended August 31, 2016 and 2015, respectively. In the nine months ended August 31, 2016, cash provided by financing activities resulted from proceeds from borrowings of $342,852, offset by principal payments of $11,840. For the nine months ended August 31, 2015, cash provided by financing activities resulted from proceeds from borrowings of $244,750, offset by principal payments of $74,797.

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